Form 10KSB
period 2000-03-31
PETMED EXPRESS INC
filed 2000-07-17
CIK 1040130

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of

                       the Securities Exchange Act of 1934

Date of Report (Date of earliest event reported) - March 31, 2000

                              PETMED EXPRESS, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

        Florida                         000-28827               65-0680967
--------------------------------------------------------------------------------
(State or other jurisdiction           (Commission           (IRS Employer
 of incorporation)                     File Number)          Identification No.)

                1441 S.W. 29 Avenue, Pompano Beach, Florida 33069
                -------------------------------------------------
               (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code   954-979-5995
                                                   --------------

         Securities registered under Section 12(b) of the Exchange Act:

                                      none
                   -----------------------------------------------
                              (Title of each class)

                    Name of each exchange on which registered
                                 not applicable
                   -----------------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:
                                  Common Stock
                   -----------------------------------------------

                   -----------------------------------------------
                                (Title of Class)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X]

     State issuer's revenues for its most recent fiscal year. $ 14,677,146 for the 12 months ended March 31, 2000.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed at the closing price of the Company's common stock on July 7, 2000 is approximately $3,503,430.

     State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of July 7, 2000, 6,385,010 shares of common stock are issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act"). Not Applicable.

     Transitional Small Business Disclosure Form (check one):

         Yes      No X
             ---    ---

                                TABLE OF CONTENTS
                PETMED EXPRESS, INC. - FORM 10-KSB ANNUAL REPORT
                        FISCAL YEAR ENDED MARCH 31, 2000

Item.                                                                                                      Page No.
-----                                                                                                      --------
Part 1
Item 1.    Business...............................................................................................1
Item 2.    Description of Property...............................................................................24
Item 3.    Legal Proceedings.....................................................................................24
Item 4.    Submission of Matters to a Vote of Security Holders...................................................27

Part II

Item 5.    Market for Common Equity and Related Stockholder Matters..............................................27
Item 6.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations   ........................................................................29
Item 7.    Financial Statements..................................................................................34
Item 8.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure............................................................................34

Part III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act...................................................35
Item 10.  Executive Compensation.................................................................................39
Item 11.  Security Ownership of Certain Beneficial Owners and Management.........................................46
Item 12.  Certain Relationships and Related Transactions........................................................ 49

Part IV

Item 13.  Exhibits and Reports on Form 8-K.......................................................................50

         This discussion in this annual report regarding PetMed Express and our business and operations contains "forward-looking statements." These forward-looking statements use words such as "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," or similar statements. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report.

         When used in this annual report on Form 10-KSB, "PetMed Express,", "we," "our," and "us" refers to PetMed Express, Inc. and our subsidiary Southeastern Veterinary Exports, Inc.

                                     PART I

Item 1.  Business

General

         We are the leading nationwide pet pharmacy. We market prescription and non- prescription pet medications, health and nutritional supplements and accessories at discounted prices through the PetMed Express catalog, telemarketing sales representatives and on the Internet through our web site at www.petmedexpress.com. Our nationwide pet pharmacy and multi-channel approach provides attractive values for our retail and wholesale customers, including:

                  -        convenience;
                  -        costs savings;
                  -        superior customer service;
                  -        enhanced shopping flexibility;
                  -        ease of ordering and reordering; and
                  -        rapid home delivery.

         Our fiscal year end is March 31 and our executive offices are located at 1441 SW 29 Avenue, Pompano Beach, Florida 33069, telephone number is 954-979-5995. Our web site is located at www.petmedexpress.com The information contained on this web site is not part of this annual report.

Our Products

         We offer a broad selection of products for dogs and cats. These products include a majority of the well-known brands of medication, such as Sentinel(R), Heartgard(R), Revolution(R) and Advantage(R). Generally, our prices are discounted from the prices for medications charged by veterinarians or the prices for accessories at traditional retail stores.

         We continuously research new products introduced at industry trade shows, and regularly select new products or the latest generation of existing products to become part of our product selection. In addition, we also continuously refine our current products to respond to changing consumer purchasing habits. Our web site is designed to give us the flexibility to change featured products or promotions. Our enhanced web site will also allow us to adjust our featured products in response to new seasons or upcoming holidays, as well as to introduce or test special promotions.

Current Products

         Our product line provides customers with a wide variety of selections across the most popular categories for dogs and cats. Our current products include:

         - Prescription Medications: Heartworm tablets, antibiotics, anti- inflammatory medications and medications for chronic diseases, such as arthritis and thyroid conditions;

         - Non-Prescription Medications: A majority of the well-known flea and tick control products;

         - Health and Nutritional Supplements: Daily vitamins for nutritional balance; and

         - Accessories: Hygiene products, treats, toys, beds, collars and travel aids.

         The following table provides a breakdown of the percentage of our total sales contributed by each category during the indicated periods:

                                                 Year Ended March 31,
                                           1997       1998      1999       2000
                                           ----       ----      ----       ----

Prescription medications                    33%        35%        28%        26%
Non-prescription
 medications                                60         50         54         56
Health and
 nutritional supplements                     0          2          3          3
Accessories                                  0          5          4          3
Memberships, shipping
 charges and other                           7          8         11         12
                                           ---        ---        ---        ---
Total:                                     100%       100%       100%       100%

Development of Private Label Products

         We are currently working to broaden and diversify our product selection through the introduction of private label generic medications, health and nutritional supplements and accessories. We believe this strategy will allow us to increase our profit margins, build brand awareness and offer additional value to our customers. We are currently in the preliminary stages of negotiations with third-party manufacturers for the development of these private label products. We do not intend to manufacture any of these products internally.

         We intend to introduce a line of private label health and nutritional supplements, such as daily vitamins, chewable treats and dog bones containing vitamins and other nutrients. Our private label accessories for dogs and cats may include medicated shampoos for a variety of skin conditions and rawhide chews. We presently anticipate that our initial efforts in the area of generic medications will be through the introduction of a private label heartworm medication under the brand name Heartshield. Although there is no assurance, we currently anticipate our line of private label health and nutritional supplements and accessories will be launched sometime after fiscal 2001. We are unable to estimate at this time the date Heartshield may be introduced to the market, if ever.

         Patents for various popular pet medications have, and will continue, to expire. Currently, there are no generic versions of the popular medications, such as heartworm medication and flea and tick control products, in part because there is no price competition between veterinarians who currently account for a vast majority of sales of these products. We recognize that the development and approval processes for these products are high risk ventures, requiring a significant commitment by us in both management as well as other time and financial resources. To date, we have not invested significant funds in the development of our private label products. We cannot estimate at this time what the total cost of this project will be.

Sales

         We offer our products through three main sales channels, including the PetMed Express catalog, our telemarketing sales representatives and on the Internet through our web site. We have designed both our catalog and web site to provide a convenient, cost-effective and informative shopping experience that encourages consumers to purchase products important for a pet's health and quality of life. We believe that these multiple channels allow us to increase the visibility of our brand name and provide customers with increased shopping flexibility and service.

The PetMed Express Catalog

         The PetMed Express catalog is a full-color seasonal catalog organized by category that features approximately 2,400 products. The catalog is produced by a combination of in-house writers and production artists as well as independent contractors. We generally produce three catalogs a year. We mail catalogs to our existing customer base, as well as in response to requests generated from our advertising, direct mail and telemarketing campaigns. During fiscal 2000, we mailed a total of approximately one million catalogs to approximately 450,000 individuals. In fiscal 2000, we published three issues of our catalog, including a separate seasonal gift and accessory catalog for the holiday season.

Telemarketing

         We have utilized telemarketing as a sales tool since we began operations in 1997. In July 1999, we completed our new call center. We currently employ approximately 35 sales representatives. Our sales representatives receive and process inbound customer orders, and facilitate our outbound telemarketing campaigns. Our telephone system is equipped with a predictive dialer which gives us the ability to efficiently utilize our sales representatives' time. Utilizing the efficiencies of shift scheduling, our call center could accommodate up to 300 sales representatives, on a three-shift, 100 sales representatives per shift basis. Our sales representatives receive a base salary and are incentivized with cash bonuses and gift certificates.

         Pets generally require refills of their medications between every four to six months. We design our telemarketing campaigns around maximizing customers' reorders on a consistent basis. From time to time, we conduct both outbound and inbound telemarketing campaigns. The size of each campaign varies depending upon the nature and type of advertising we are using to drive the campaign, and our outbound telemarketing campaigns are generally timed to take advantage of the broadcast schedule of our television commercials.

Our Web Site

         We seek to combine our broad product selection and pet health information with the unique aspects of the Internet to deliver a convenient and personalized shopping experience. We recently launched our enhanced web site. We believe that our web site offers a broad product selection for dogs and cats, supported by relevant editorial and easily obtainable or retrievable resource information. From our home page, customers can search our web site for products or content, view the "Pet of the Day" and access resources on a variety of information on cats and dogs. Customers can shop at our web site by pet type, category, product line or individual product.

         Our web site also serves as a resource center for pet owners. The timely, relevant, topical nature of the information reinforces the connection that pet owners have with their animals. We offer the following enhanced content to our customers:

         - The "Pet of the Day" features pictures of pets submitted by our customers; and

         - An educational section that provides information on various pet topics, including care and safety, behavior and socialization, growth and nutrition, veterinary procedures, allergies, kittens, puppies, joint disease, parasites and medications.

         In order to improve our site, we intend to continue to expand our product selection, enhance our customers' shopping experience and develop additional personalized features utilizing the information we learn about our customers. We will also seek to encourage more frequent and more extensive use of our web site by updating our web site content on a weekly basis. Our web site will also be expanded to include features which will encourage increased participation in a range of community forums, events and newsletters.

         Planned enhancements to the shopping portion of our web site include personalized shopping lists, interactive customer service, personalized communications and targeted offers. The personalized shopping feature will allow returning customers to consult their personalized shopping lists to review earlier purchases. These shopping lists will simplify the purchase of regularly-replenished items, because a customer can move products into a shopping cart directly from the list. Through interactive customer service we will provide a real-time, online interface with our customer service representatives to further enhance our responsiveness to customer inquiries. We will use information provided to us by our customers about their buying preferences to develop personalized communications and to deliver useful newsletters, special offers and new product announcements either by e-mail or telephone. We anticipate these shopping related enhancements will be launched on our web site during the later part of calendar 2000.

         Planned content additions to our web site include:

         - A community section which includes discussion forums and information on the Abused and Endangered Animal Foundation that we sponsor;

         - An online healthcare section that includes day to day issues such as dental care for dogs or cats, the need to keep a pet's intestinal tract parasite free and tips for caring for the elderly dog or cat;

         - Our veterinarian strategic partnership program which will provide a referral source for our customers through a nationwide network of community veterinarians;

         - An online veterinarian who will offer general advice on a wide range of topics, ranging from housebreaking a new puppy to explaining the difference between prescription medications;

         - An online newsletter, developed by an in-house editorial staff, which will feature topics of general interest to pet owners;

         - Online educational videos, utilizing streaming media technology, on a variety of topics such as "How to Administer an Injection" or "How to Brush Your Pet's Teeth;"

         - Professional resources, including a list of veterinarians who are part of our veterinarian strategic partnership program, pet hospitals and emergency care centers, kennel and boarding facilities, groomers and pet sitters; and

         -        Pet friendly travel advice.

Verterinarian Strategic Partnership Program

         Our goal is to establish a nationwide network of community veterinarians to whom we can refer customers. We believe this veterinarian strategic partnership program will foster relationships between pet owners and veterinarians, as well as build relationships between PetMed Express and veterinarians nationwide.

         Veterinarians participating in our veterinary strategic partnership program will agree to provide the customers with a one-time discount from the cost of the veterinarian's services. We anticipate that our network will begin to be established in Florida during this year, expanding nationwide in the future. We may, however, encounter unforeseen delays in the establishment of the network.

Our Customers

         Our customers are located throughout the United States, with the largest concentration of customers residing in Florida, California, Texas, New York and North Carolina. Based upon our internal analysis, a vast majority of our customers are female, between the ages of 39 and 59 and have annual incomes between $50,000 to $150,000. Our average customer purchases 2.3 times annually. The average individual purchase is approximately $65.

         While our historic focus has been on retail customers, we have also sold various non-prescription medications wholesale to a variety of businesses, including pet stores, groomers and traditional brick and mortar stores in the United States. For the fiscal year ended March 31, 2000, approximately 64% of our sales were made to retail customers and approximately 36% of our sales were made to wholesale customers. Our focus remains on the retail customer, and we anticipate that the percentage of our total sales attributable to wholesale sales will decrease in the future.

Marketing

         The goal of our marketing strategy is to build brand recognition, increase customer traffic, add new customers, build strong customer loyalty, maximize reorders and develop incremental revenue opportunities. We use a combination of television advertising, direct mail and outbound telemarketing campaigns to drive catalog and online sales. We have the ability to target our key demographic group through our focused marketing efforts. We have an integrated marketing campaign that includes the following:

         - Television Advertising. Our television advertising is designed to build brand equity, create awareness, and generate initial purchases of products from new catalog and web site customers. We have used a number of different television commercials, both 30 and 60 seconds in length, to attract customers. Our television commercials typically focus on our ability to rapidly deliver to customers the same medications offered by veterinarians, but at reduced prices. We generally purchase advertising on national cable channels, including Animal Planet, to target our key demographic group. We believe that television advertising is particularly effective and will become more instrumental to building brand awareness. While we have used television since October 1997, our use of this marketing medium has been selective due to our limited advertising budget.

         - Direct Mail and Inserts. We use direct mail to advertise our products to selected groups of customers. We utilize mailing lists obtained from both private and public sources to advertise specifically to pet owners. From time to time, we also advertise our products through free standing inserts, which are typically included in magazines such as Pointing Dog Journal and Retriever Journal. Historically, we have used this advertising medium to reach a large audience cost-effectively.

         - Online Marketing. To date, we have not marketed our products online. We intend to supplement our traditional advertising with online advertising and marketing efforts in the future as cash flow permits. We are also a member of the LinkShare Network, an affiliate program with more than 150 merchant clients and 65,000 affiliate web sites. This network is designed to develop and build a long-term, branded affiliate program in order to increase online sales and establish an Internet presence. We believe the LinkShare Network will enable us to establish link arrangements with other web sites, as well as portals and search engines. We made an initial investment of approximately $5,000 for the purchase of the software from the LinkShare Network. Our annual membership in the LinkShare Network is $1,000, and we will pay the LinkShare Network an additional fee equal to 2% to 3% of all sales we make through affiliates we establish as a result of our membership in the network, with a minimum monthly payment of $2,000.

         - Philanthropic Marketing. Our philanthropic efforts are designed to contribute to the well-being of pets, deepen our relationship with pet owners and expand our customer base. The Abused and Endangered Animal Foundation, a not- for-profit organization created by Dr. Marc A. Puleo, our chief executive officer, is a charitable foundation which provides direct financial support to animal shelters, animal therapy and service dog programs, as well as pet care and wellness organizations. Voluntary donations are solicited from our customers at the time of sale. Since its formation in June 1999, we have collected approximately $25,000 for the foundation. Our goal is to raise more than $100,000 for these organizations during calendar 2000.

Operations

Purchasing

         We purchase our products from a variety of sources, including manufacturers, domestic and international distributors and veterinarians. We have multiple suppliers for each of our products. We source prescription and non-prescription medications from a variety of national and international distributors in order to obtain the lowest cost.

We purchase the majority of our health and nutritional supplements and accessories directly from manufacturers. See Risk Factors.

         We believe having strong relationships with product manufacturers will insure the availability of adequate volume of products ordered by our customers and enable us to provide more and better product information. Historically, substantially all the major manufacturers of prescription and non-prescription medications have declined to sell these products to direct marketing companies, including us. As part of our growth strategy, we will seek to develop direct relationships with leading pharmaceutical manufacturers of the more popular prescription and non-prescription medications.

Order Processing

         We provide our customers with toll-free telephone access to our sales representatives. Orders can be received by telephone, online, mail and facsimile. Our call center generally operates from 9 a.m. to 11 p.m., Monday through Friday, and 9 a.m. to 5 p.m. on Saturdays and Sundays, Eastern time. Customers may place orders directly on the Internet on a 24/7 basis.

         When an order has been entered into the management information system by a sales representative, it is forwarded to our distribution center. Tracking, manifesting, billing and other shipping functions are integrated into our management information system so that all necessary bar codes and tracking information for shipments via independent couriers are printed directly on the shipping label.

         After the invoice for an order is printed, the order is pulled from inventory and scanned to insure that the prescription, if applicable, and quantity of each item matches the order in our management system. After the order has been scanned for accuracy, the order is packed for shipping according to the method requested by the customer.

Warehousing and Shipping

         We inventory our products and fill all customer orders from our 50,000 square foot facility in Pompano Beach, Florida. We have built an in-house fulfillment and distribution operation which is used to manage the entire supply chain, beginning with the placement of the order, continuing through order processing, fulfillment and shipment of the product to the customer. We began operations at this new distribution center in July 1999. We believe that this facility has the capacity to support annual sales of approximately $150 million. We cannot guarantee you, however that our sales will ever reach this level.

         We offer a variety of shipping options, including next day delivery. We ship to anywhere in the United States served by the United Parcel Service (UPS) or the United States Postal Service. Priority orders are expedited in our fulfillment process. Our goal is to ship the products the same day that the order is received. For prescription medications, our goal is to ship the product immediately after the prescription has been properly authorized. A shipping and handling fee is added to each customer's order. As we enhance our web site in the future, we anticipate that we will provide customers access to online order-tracking information.

Customer Service and Support

         We believe that a high level of customer service and support is critical in retaining and expanding our customer base. Customer service representatives participate in ongoing training programs under the supervision of our training manager. These training sessions include a variety of topics such as product knowledge, computer usage, customer service tips and the relationship between PetMed Express and veterinarians. Our customer service representatives respond to customer e-mails and calls that are related to order status, prices and shipping. If our customer service representatives are unable to respond to a customer's inquiry at the time of the call, we strive to provide an answer within 24 hours. We believe our customer service representatives are a valuable source of feedback regarding customer satisfaction. We currently have five customer service representatives. Our customer service representatives are currently available from 9 a.m. to 10 p.m., Eastern time, Monday through Thursday, 9 a.m. to 8 p.m. on Friday, and 9 a.m. to 5 p.m. on Saturday and Sunday.

         We are dedicated to customer satisfaction. We have a policy of meeting or beating any competitor's price at the time an order is placed. We also offer a "no questions asked" 30-day return policy on all products we sell, except opened medications. At the customer's option, either the full purchase price is refunded or the customer is shipped a replacement product. Our returns currently average approximately 2% of total sales.

Technology

         We have implemented a broad array of services and systems for site management, searching, customer interaction, transaction processing and fulfillment. Our current software applications allow for:

         -        accepting and processing credit card orders;
         -        order fulfillment;
         -        tracking and fulfilling back-orders;
         - managing shipment of products to customers based on various other ordering criteria and medicinal needs;
         - administering our Refer-A-Friend and PetMed Express Discount Club programs; and
         -        processing returns.

         Our systems were designed to provide real-time connectivity to our distribution center and include an inventory-tracking system, order tracking system and executive information system. Our Internet server uses Verisign digital certificates to help conduct secure communications and transactions. Our web site is hosted in Miami at Florida's Internet NAP (Network Access Point), one of only several NAPs across the United States. This access point, which provides direct international distribution for World Wide Web traffic and is not congested with the high traffic volumes of other NAP's, utilizes a high-speed fiber-optic connection to the Internet.

Competition

         The pet products market is intensely competitive and highly fragmented, with no clear dominant leader in any of our market segments. Our competitors can be divided into several groups:

         -        other direct marketers of pet medications;
         -        veterinarians;
         -        mail order suppliers of pet products;
         -        online stores that specialize in pet products;
         -        superstore retailers of pet products;
         -        speciality pet stores; and
         -        mass market retailers.

         We believe that the following are principal competitive factors in our market:

         - product selection and availability, including the availability of prescription and non-prescription medications;
         -        price;
         -        brand recognition;
         -        quality of web site content;
         -        reliability and speed of order shipment;
         -        personalized service; and
         -        convenience.

         We compete with veterinarians in the sale of prescription and non-prescription pet medications and health and nutritional supplements. Many pet owners may prefer the convenience of purchasing the pet medications or health and nutritional supplements at the time of the veterinarian visit, or may be fearful of offending their veterinarian by not purchasing these products from the veterinarian. In order to effectively compete with veterinarians, we must continue to educate pet owners about the benefits offered by PetMed Express.

         We also compete with brick and mortar and online retailers of health and nutritional supplements and pet accessories. Many of these competitors have longer operating histories, larger customer or user bases, a more established online presence, greater brand recognition and significantly greater financial, marketing and other resources than we do. Many of these current and potential competitors can devote substantially more resources to web site and systems development than we can.

Intellectual Property

         We conduct our business under the trade name "PetMed Express (R)" which is a registered trademark. We have also applied to the United States Patent and Trademark Office for protection of the trademark "Heartshield (TM)," and believe this application will be granted in the near future. We believe these marks have significant value and are important factors in the marketing of our products. We have also obtained the right to the Internet address www.petmedexpress.com. As with phone numbers, we do not have and cannot acquire any property rights in an Internet address. We do not expect to lose the ability to use the Internet address; however, there can be no assurance in this regard and the loss of this address would have a material adverse effect on our financial position and results of operations.

Government Regulation

         Dispensing prescription medicines is governed at the state level by the boards of pharmacy or similar regulatory agencies of each state where prescription medications are dispensed. We are subject to regulation by the State of Florida and, in particular, are licensed by the Florida Board of Pharmacy. Our license is valid until February 28, 2001. We are also licensed and regulated by 49 other state pharmacy boards and other regulatory authorities including, but not necessarily limited to, the FDA and the United States Environmental Protection Agency. As a licensed pharmacy in the State of Florida, we are subject to the Florida Pharmacy Act and regulations promulgated thereunder, among other things. We are not aware of any facts or circumstances which would lead us to believe our license will not be renewed by the State of Florida or the other states in which we are licensed following the current terms. To the extent that we are unable to maintain our license with the Florida Board of Pharmacy as a community pharmacy, or if we do not maintain the licenses granted by other state boards, or if we become subject to actions by the FDA or EPA, or other enforcement regulators, our distribution of prescription medications to pet owners could be severely reduced, which would have a material adverse effect on our operations. See also Item 3. Legal Proceedings.

         We do not dispense controlled substances because we believe dispensing these drugs carries with it increased risks, including fraud, illegal resale of prescription drugs, as well as the special storage, shipping and handling requirements. Controlled substances, better know as Scheduled II pharmaceuticals, are drugs classified by the Control Substance Act of 1970 as having a potential for abuse. An example of a controlled substance in pet medications would be phenobarbital which is used to control seizures. See also
Item 3. Legal Proceedings.

Special matters related to development of generic equivalents

         In connection with the proposed development of Heartshield (TM) and other generic medications, we will become regulated by a number of national, state and local agencies. Of particular importance in the United States is the FDA. It will have jurisdiction over our business as it relates to generic equivalents, and the FDA will administer requirements covering the testing, safety, effectiveness, approval, manufacturing, labeling and marketing of the medication. FDA requirements and/or reviews may increase the amount of time and money necessary to develop and bring the product to market.

         Companies desiring to achieve product approval for a generic animal drug must conform to the regulations, policies and procedures of the FDA's Center for Veterinary Medicine (CVM). This entails developing a product which contains the same component levels as the pioneer, or original product, and demonstrating through appropriate studies the safety and effectiveness equivalency of the generic drug. Companies must produce products for these studies under the FDA's good manufacturing practice regulations, and submit the appropriate documentation to the CVM. To undertake this project, we have engaged a pharmaceutical research company to develop the formula for the product and undertake on our behalf all of the actions necessary to receive FDA approval for the product. These actions are briefly described below. When appropriate during the developmental process, we will also engage a third-party generic pharmaceutical manufacturing company to prepare the samples to obtain approval, and select an FDA-approved laboratory for testing of these samples.

         During the development process we must develop analytical methods which are capable of analyzing the product accurately and reliably for efficacy, quality, and conformance to specifications. We must demonstrate that the product will remain stable by the use of stability indicating methodology. During the development process we must also establish the necessary manufacturing formulations and procedures.

         Once this has been completed, the product must be shown through appropriate studies to be the equivalent of the pioneer product. These studies are performed under CVM accepted protocols, and study reports are written and submitted to the CVM for approval. Documentation for all manufacturing procedures and controls used for producing the generic drug must also be prepared and sent to the CVM for approval. In addition to the CVM documentation, product stability data from a three month study with the product held at label temperatures plus accelerated temperature and humidity conditions must be submitted. When submitted for review by the CVM, the product must be in the final dosage form in the proposed market container.

         The CVM has 180 days to review the documentation sent to it; if their review results in questions which require the submission of additional data, the 180 day review period begins again once the re-submission is made. When acceptance letters are received from the CVM for each of the required sets of data, an administrative abbreviated new animal drug (ANADA) is submitted to the FDA which contains summary information, patent status of the pioneer product, generic product labeling, acceptance letters, and freedom of information summary which summarizes the efficacy and safety of the product. The submission is generally reviewed within 60 days, after which time the generic drug is approved for introduction.

         We will also come under the jurisdiction of various other United States regulatory and enforcement departments and agencies, including the Federal Trade Commission and the Department of Justice in the United States. We may become a party to administrative and legal proceedings and actions by those organizations which would result in product recalls, seizures and other civil and criminal sanctions.

         It is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting us.

Employees

         As of July 7, 2000, we had 65 full time employees, including:

         -        35 in sales and marketing, and customer service;
         -        10 in fulfillment and distribution;
         -          7 in our pharmacy;
         -          3 in information technologies;
         -          3 in administrative positions; and
         -          7 in management.

         None of our employees are represented by a labor union, and we are not governed by any collective bargaining agreements. In our opinion, we have a satisfactory relationship with our employees.

Risk Factors

You should carefully consider the risks and uncertainties described below, and all the other information included in this annual report before you decide to invest in our common stock. Any of the following risks could materially adversely affect our business, financial condition or operating results and could result in a partial or full loss of your investment.

We have a history of losses and we may never achieve profitability.

         Since we began our operations, we have incurred net losses to common stockholders of approximately $288,000, $1,192,000, $468,000 and $1,794,000 for
the fiscal years ended March 31, 1997, 1998, 1999 and 2000, respectively. We may continue to incur losses in the future. In order to reach our business growth objectives, we expect to incur significant operating expenses, and make significant capital expenditures, during the next several years. We are likely to spend these amounts before we receive any incremental sales from these efforts. In addition, our efforts may be more expensive than we currently anticipate, or they may not result in proportionate increases in our sales, which could further increase our losses. Accordingly, we will likely experience negative cash flow from operations for the foreseeable future. In addition, our losses are likely to be greater than the losses we might otherwise incur if we continued to develop our business more slowly. In order to offset these expenses, we will need to generate significant additional sales. To the extent that sales do not increase as a result of this increased spending, we may not be able to achieve profitability in the future. If we do achieve profitability, we may not be able to sustain profitability.

We will need to raise additional capital in order to continue to implement our business plan.

         The report issued by our independent auditors on our financial statements for the year ended March 31, 2000 contains a modification for a going concern uncertainty. We will be required to raise additional capital during the next 12 months to satisfy our cash requirements in order to implement our business plan. Presently our working capital is limited to capital available to us from operations or under our working capital line. We will in all likelihood seek to raise additional capital through the sale of equity securities. We cannot guarantee you that we will be successful in obtaining capital upon terms acceptable to us, if at all. Our failure to secure necessary financing could have a material adverse effect on our financial condition and results of operations.

Because we have been in business for a short period of time, there is limited information upon which investors can evaluate our business.

         We have a limited operating history upon which to base an evaluation of us and determine our prospects for achieving our business objectives. We are prone to all of the risks inherent to the establishment of any new business venture. You should consider the likelihood of our future success to be highly speculative in light of our limited operating history, our history of losses and the problems, expenses, risks, and complications frequently encountered by similarly situated companies. We may not be successful in addressing these risks, and our failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

We currently purchase our prescription and non-prescription medications from third party distributors and we are not an authorized distributor of those products. We do not have any guaranteed supply of these medications at any pre-established prices.

         For the fiscal year ended March 31, 2000, approximately 91% of our sales were attributable to sales of prescription and non-prescription medications. Sales of these products have also accounted for similar percentage of our total sales during the fiscal year ended March 31, 1999. Historically, substantially all the major pharmaceutical manufacturers have declined to sell prescription and non-prescription pet medications directly to us. In order to assure a supply of these products, we purchase medications from various secondary sources, including a variety of national and international distributors. Our business strategy includes seeking to establish direct purchasing arrangements with major pet pharmaceutical manufacturing companies. If we are not successful in achieving this goal, we would continue to rely upon distributors.

         We cannot guarantee that if we continue to purchase prescription and non- prescription pet medications from distributors that we will be able to purchase an adequate supply to meet our customers' demands, or that we will be able to purchase these products at competitive prices. As these products represent a significant portion of our sales, our failure to fill customer orders for these products could adversely impact our sales. If we should be forced to pay higher prices for these products to ensure an adequate supply, we cannot guarantee that we will be able to pass along to our customers any increases in the prices we pay for these medications. This inability to pass along increased prices could materially adversely affect our results of operations.

Our failure to properly manage our inventory may result in excessive inventory carrying costs which could materially adversely affect our financial condition and results of operations.

         Our current product line contains approximately 2,400 SKUs. A significant portion of our sales are attributable to products representing approximately 60 SKUs. We need to properly manage our inventory to provide an adequate supply of these products and avoid excessive inventory of the products representing the balance of the SKUs. We generally place orders for products with our suppliers based upon our internal estimates of the amounts of inventory we will need to fill future orders. These estimates may be significantly different from the actual orders we receive. In the event that subsequent orders fall short of original estimates, we may be left with excess inventory. Significant excess inventory could result in price discounts and increased inventory carrying costs. Similarly, if we fail to have an adequate supply of some SKUs, we may lose sales opportunities. We cannot guarantee that we will maintain appropriate inventory levels. Any failure on our part to maintain appropriate inventory levels may have a material adverse effect on our financial condition and results of operations.

Resistance from veterinarians to authorize prescriptions could cause our sales to decrease and could materially adversely affect our financial condition and results of operations.

         Since we began our operations, from time to time, some veterinarians have resisted providing our customers with a copy of their pet's prescription or authorizing the prescription to our pharmacy staff, thereby effectively preventing us from filling such prescriptions under the laws of many states. Sales of prescription medications represented approximately 28% and 29% of our sales for the fiscal years ended March 31, 1999 and 2000, respectively. Although veterinarians in some states are required by law to provide the pet owner with this information, if the number of veterinarians who refuse to authorize prescriptions should increase, our sales could decrease and our financial condition and results of operations could be materially adversely impacted.

Our success depends in part on the willingness of consumers to purchase pet medications from us. If we do not succeed in changing consumer purchasing patterns, our results of operations may be materially adversely affected.

         The direct marketing of prescription and non-prescription pet medications is in its infancy. Our success will depend upon our ability to engage consumers who have historically purchased pet medications and health and nutritional supplements from veterinarians. We may not be able to convert a large number of these pet owners to our customers. In order for us to be successful, many of these consumers must be willing to utilize new ways of buying these products. We cannot guarantee that we will be successful in shifting these consumers' purchasing patterns away from veterinarians to us. If we do not attract consumers to purchase these products from us, our results of operations will be materially adversely impacted.

We purchase medications from international distributors and we do not always know if those distributors have the authority of the manufacturer to sell the products in the United States. As a result, we may be subject to future civil or administrative actions regarding those products.

         We purchase a portion of our prescription and non-prescription medications from international distributors. These medications may be trademarked and/or copyrighted products manufactured in foreign countries or in the United States and sold by the manufacturer to foreign distributors. Some of the prescription and non-prescription medications may have been manufactured by entities, particularly foreign licensees, who are not the licensors or owners of the trademarks or copyrights for the medications. From time to time, United States trademark and copyright holders, their licensees, trade associations and the United States Customs Service have instigated litigation or administrative agency proceedings in an attempt to halt the importation or sale of trademarked and/or copyrighted products. The courts remain divided on the extent to which trademark, copyright or other laws, rules, regulations or decisions may restrict the importation or sales of this merchandise without the consent of the trademark or copyright owner.

         There can be no assurance that future judicial, legislative or administrative agency action, including possible import, export, tariff or other trade restrictions, will not limit or eliminate some of the secondary sources of supply used by us. Moreover, there can be no assurance that our business activities or merchandise sold to us will not become the subject of legal or administrative actions brought by manufacturers, distributors, the United States Customs Service or others. Such judicial, legislative, administrative or legal actions could have a material adverse effect on our business and results of operations.

We may fail to comply with various state regulations covering the dispensing of prescription pet medications. We could be subject to reprimands, sanctions, probations, fines, suspensions or the loss of one or more of our pharmacy licenses.

         The sale and delivery of prescription pet medications is generally governed by state laws and regulations. We are licensed as a pharmacy in all 50 states, and each sale we make of a prescription pet medication is likely to be covered by the laws of the state where the customer is located. The laws and regulations relating to the sale and delivery of prescription pet medications vary from state to state, but generally require that prescription pet medications only be dispensed with authorization from a veterinarian or an authorized agent in the veterinarian's office.

         While we make every effort to fully comply with the applicable state rules and regulations, from time to time we have been the subject of administrative complaints regarding the authorization of prescriptions prior to shipment. See Item 3. Legal Proceedings. We cannot assure you that we will not continue to be the subject of administrative complaints in the future. We cannot guarantee you that we will not be subject to reprimands, sanctions, probations, or to fines, or that one or more of our pharmacy licenses may not be suspended or revoked.

A significant portion of our sales are made to residents of five states. If we should lose our pharmacy license in one or more of these states, our financial condition and results of operations would be materially adversely affected.

         While we ship pet medications to customers in almost all 50 states, approximately 56% of our sales for the fiscal year ended March 31, 2000 were made to customers located in the states of Florida, California, Texas, New York and North Carolina. Similarly, approximately 46% of our sales for fiscal 1999 were made to residents of those states. If for any reason our license to operate a pharmacy in one or more of those states should be suspended or revoked, or if it is not renewed, our financial condition and results of operations would be materially adversely affected.

We face significant competition from veterinarians and traditional and online retailers and may not be able to profitably compete with them.

         We compete directly and indirectly with:

         - veterinarians in the sale of pet medications and health and nutritional supplements. Veterinarians hold a competitive advantage over us because many pet owners may find it more convenient or preferable to purchase these products directly from their veterinarians at the time of an office visit, and

         - both online and traditional retailers of pet products, including catalog retailers, in the sale of health and nutritional supplements and pet products. Both traditional and online retailers may hold a competitive advantage over us because of longer operating histories, established brand names, greater resources and an established customer base. Online retailers may have a competitive advantage over us because of established affiliate relationships to drive traffic to their web site. Traditional retailers may hold a competitive advantage over us because pet owners may prefer to purchase these products from a store instead of online or through traditional catalog/telephone methods.

         In order to effectively compete in the future, we may be required to offer promotions and other incentives which may result in lower operating margins or increased operating losses.

         We also face a significant competitive challenge from our competitors forming alliances with each other, such as those between online and brick and mortar retailers. These relationships may enable both their retail and online stores to negotiate better pricing and better terms from suppliers by aggregating the demand for products and negotiating volume discounts which could be a competitive disadvantage to us.

The content of our web site could expose us to various kinds of liability which, if prosecuted successfully, could negatively impact our business.

         Because we post product information and other content on our web site, we face potential liability for negligence, copyright infringement, patent infringement, trademark infringement, defamation and other claims based on the nature and content of the materials we post. Various claims have been brought, and sometimes successfully prosecuted, against Internet content distributors. We could be exposed to liability with respect to the unauthorized duplication of content or unauthorized use of other parties' proprietary technology. Although we maintain general liability insurance, our insurance may not cover potential claims of this type, or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance, or is in excess of insurance coverage, could materially adversely affect our financial condition and results of operations.

We may not be able to protect our intellectual property rights, and we may be found to infringe on the propriety rights of others.

         We rely on a combination of trademark, trade secret, copyright laws and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our private label generic equivalents, when and if developed, as well as aspects of our sales formats, or to obtain and use information that we regard as proprietary, including the technology used to operate our web site, our content and our trademarks.

         We have obtained a United States trademark registration for "PetMed Express," and have filed an application for a United States trademark registration of Heartshield (TM). We may be unable to secure this mark. It is possible that our competitors or others will adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. There could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term PetMed Express(R) or Heartshield(TM). Any claims or customer confusion related to our trademarks, or our failure to obtain any trademark registration, would negatively affect our business.

         Litigation or proceedings before the United States Patent and Trademark Office may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain names, and to determine the validity and scope of the proprietary rights of others. Any litigation or adverse priority proceeding could result in substantial costs and diversion of resources, and could seriously harm our business and operating results.

         Third parties may also claim infringement by us with respect to past, current or future technologies. We expect that participants in our markets will be increasingly involved in infringement claims as the number of services and competitors in our industry segment grows. Any claim, whether meritorious or not, could be time consuming, result in costly litigation, cause service upgrade delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements might not be available on terms acceptable to us or at all.

If we are unable to protect our Internet domain name or to prevent others from using names that are confusingly similar, our business may be adversely impacted.

         Our Internet domain name, www.petmedexpress.com, is critical to our brand recognition and our overall success. If we are unable to protect this domain name, our competitors could capitalize on our brand recognition. We are aware of substantially similar domain names, including www.petmeds.com and www.petmed.com, in use by competitors. The acquisition and maintenance of domain names is generally regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries has changed, and may undergo further change in the near future. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may not be able to protect our own domain name, or prevent third parties from acquiring domain names that are confusingly similar to, infringe upon or otherwise decrease the value of our domain name.

Since all of our operations are housed in a single location, we are more susceptible to business interruption in the event of damage to or disruptions in our facility.

         Our headquarters and distribution center are located in the same building in South Florida, and all of our shipments of products to our customers are made from this sole distribution center. We have no present plans to establish any additional distribution centers or offices. Because we consolidate our operations in one location, we are more susceptible to power and equipment failures, and business interruptions in the event of fires, floods and other natural disasters than if we had additional locations. Furthermore, because we are located in South Florida, which is a hurricane-sensitive area, we are particularly susceptible to the risk of damage to, or total destruction of, our headquarters and distribution center and surrounding transportation infrastructure caused by a hurricane. We cannot assure you that we are adequately insured to cover the amount of any losses relating to:

         -        any of these potential events; or

         - business interruptions resulting from damage to or destruction of our headquarters and distribution center; or

         - interruptions or disruptions to major transportation infrastructure or other events that do not occur on our premises.

A portion of our sales are seasonal and our operating results are difficult to predict and may fluctuate.

         Because our operating results are difficult to predict, we believe that quarter-to- quarter comparisons of our operating results are not a good indication of our future performance. A portion of our sales are seasonal in nature, primarily as a result of the volume of sales of flea and tick control products during the summer season. This seasonality results in increased sales of these products during our first and second fiscal quarters. In addition to the seasonality of some of our sales, our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are out of our control. Factors that may cause our operating results to fluctuate include:

         - our inability to obtain new customers at a reasonable cost, retain existing customers, or encourage reorders;

         - our inability to increase the number of visitors to our web site, or our inability to convert visitors to our web site into customers;

         - the mix of medications, accessories and other pet products sold by us;

         -        our inability to manage inventory levels;

         - our inability to adequately maintain, upgrade and develop our web site, the systems that we use to process customer's orders and payments, or our computer network;

         -        increased competition within our market niche;

         -        price competition;

         -        increases in the cost of advertising;

         - the amount and timing of operating costs and capital expenditures relating to expansion of our product line or operations; and

         -        technical difficulties, systems outages or Internet slowdowns.

         Any change in one or more of these factors could materially adversely affect our results of operations in future periods.

If we do not obtain additional capital, we will be unable to complete the development and marketing of our own private label generic heartworm medication.

         We are proceeding with our efforts in the initial development of a private label generic heartworm medication. In the future, we may also decide to develop additional generic equivalents to some of the more popular prescription and non-prescription pet medications. We will need to invest significant additional capital to complete these projects. We cannot guarantee you that we will be successful in obtaining the necessary capital to fund these projects.

         In addition, we have no expertise or abilities to internally develop or manufacture these products, and we are dependent upon third parties to diligently and cost- effectively perform these services for us. Any failure or delays on their part will adversely impact our financial condition and results of operations. When we engage third party manufacturers, we may also be required to commit to minimum order quantities or exclusive relationships with the manufacturer. We have no previous working relationships with these parties. We cannot guarantee that these companies will perform their services in a fashion which is both timely and cost-effective to us.

         We will also be faced with the task of developing a market for these generic equivalents. We will be competing against the manufacturers of some of the more popular pet medications. These manufacturers have invested significant funds in developing brand awareness for their products. We may also be competing against other manufacturers of generic versions of this product. While we believe we hold a competitive advantage because of our existing customer base, we cannot guarantee that we will be successful in developing a market for these products.

Even if we are able to develop our own private label generic pet medications, we may not receive the required FDA approvals on a timely or cost-effective basis, if at all.

         The development, manufacture, marketing, sale and distribution of pharmaceutical products is covered by extensive federal, state and local regulation in the United States. While our business strategy is to contract with third parties to develop and manufacture these products for us, we must obtain approval from the FDA before these products can be introduced. The development process is both costly and time-consuming, and we cannot guarantee that we will be successful in obtaining FDA approvals for our proposed products. If we are unable to develop these products on a timely and cost-effective basis, we may find that by the time the approval has been received, our perceived marketing advantage may have materially changed.

         Assuming that we receive the required FDA approvals for these proposed products, we will also be required to continually comply with applicable regulations covering the manufacture, marketing, sale and distribution of these products, which can also be a costly process. Given the time and costs of this continued compliance and the costs of development, we cannot guarantee that development of these products will be profitable.

Our shares of common stock currently have a limited trading market.

         Our shares of common stock are currently quoted on the OTC Bulletin Board. Our shares of common stock currently have only a limited trading market. As a result, you may find it difficult to dispose of, or to obtain accurate quotations as to the value of, shares of our common stock and you may suffer a loss of all or a substantial portion of your investment in our common stock.

Our stock price fluctuates from time to time and may fall below expectations of securities analysts and investors, and could subject us to litigation which may result in you suffering the loss of your investment.

         The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include:

         -        quarterly variations in operating results;

         -        changes in accounting treatments or principles;

         - announcements by us or our competitors of new products and services offerings, significant contracts, acquisitions or strategic relationships;

         -        additions or departures of key personnel;

         -        any future sales of our common stock or other securities;

         - stock market price and volume fluctuations of publicly-traded companies in general and Internet-related companies in particular; and

         -        general political, economic and market conditions.

         It is likely that in some future quarter our operating results may fall below the expectations of securities analysts and investors, which could result in a decrease in the trading price of our common stock. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources, which could seriously harm our business and operating results.

The interests of our controlling stockholders could conflict with those of our other stockholders.

         Our directors and executive officers, together with our other principal stockholders, own or control approximately 60% of our voting securities. These stockholders are able to influence the outcome of stockholder votes, including votes concerning:

         -        the election of directors;

         -        amendments to our charter and by-laws; and

         - the approval of significant corporate transactions like a merger or sale of our assets.

         This controlling influence could have the effect of delaying or preventing a change in control, even if many of our stockholders believe it is in their best interest.

We may issue additional shares of preferred stock which could defer a change of control or dilute the interests of our common stockholders. Our charter documents could defer a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares.

         Our charter permits our board of directors to issue up to 5,000,000 shares of preferred stock without shareholder approval. Currently there are 2,500 shares of our Convertible Preferred Stock. This leaves 4,997,500 shares of preferred stock available for issuance at the discretion of our board of directors. These shares, if issued, could contain dividend, liquidation, conversion, voting or other rights which could adversely affect the rights of our common shareholders and which could also be utilized, under some circumstances, as a method of discouraging, delaying or preventing our change in control.

         Provisions of our articles of incorporation, bylaws and Florida law could make it more difficult for a third party to acquire us, even if many of our stockholders believe it is in their best interest.

Item 2.  Description of Property

         All of our facilities, including our principal executive offices, are located in a 50,000 square foot building located in Pompano Beach, Florida. We purchased this building in February 1999, and financed it with a seven year, 7.75% mortgage with a commercial bank in the original principal amount of $1,680,000. We believe that current zoning for this location would allow for a 20,000 square foot expansion of this building. We, however, have no current plans for an expansion of this building.

Item 3.  Legal Proceedings

         Various complaints were filed with the Florida Board of Pharmacy and Florida Agency for Health Care Administration against PetMed Express during 1997 and 1998. Those complaints, the vast majority of which were filed by veterinarians who are in competition with us for the sale of pet prescription products, alleged violations of the Florida Pharmacy Act related to our alleged failure to verify prescriptions. By Order dated September 20, 1999, the Florida Board of Pharmacy approved a settlement of (i) all pending complaints; and (ii) all future complaints relating to the alleged failure to verify prescriptions prior to September 20, 1999. Under the terms of the settlement, we paid the Florida Board of Pharmacy $7,761 for expenses and costs and a fine of $32,500.

         On October 8, 1999, the Louisiana Board of Pharmacy issued an official appearance notice summoning PetMed Express to appear at an administrative hearing. We were charged with allegedly dispensing pet medications without obtaining authorization from the veterinarian or an authorized member of his or her staff in violation of Louisiana state law. The charges, which we contested, were precipitated by a public complaint filed by a veterinarian. The formal hearing has been continued to an unspecified date. By consent agreement dated February 8, 2000, the Louisiana Board of Pharmacy and PetMed Express resolved the charges. We paid $3,000 to the Louisiana Board of Pharmacy for administrative costs and expenses of the investigation.

         On October 12, 1999, the Alabama State Board of Pharmacy issued to PetMed Express a statement of charges and notice of hearing. The three count statement of charges alleged that we violated Alabama state law by allegedly dispensing or refilling pet medications without the prescription of a licensed practitioner or authorization of the prescriber. The charges, which PetMed Express contested, were precipitated by complaints filed with the Alabama Board of Veterinary Medicine by three veterinarians. In February 2000, the Alabama State Board of Pharmacy and PetMed Express agreed to a consent order resolving the matters at issue. The consent order provided that PetMed Express' permit shall be placed on probation for a period of two years, subject to our compliance with the following:

         - we must implement and follow enhanced written policies and procedures;

         - our pharmacy manager must attend a yearly continuing education course in Alabama pharmacy law;

         - we must submit written reports to the Board on a quarterly basis documenting our continuing compliance with applicable rules and regulations in Alabama; and

         -        we must comply with applicable laws and regulations.

The consent order also required us to pay an administrative fine of $3,000.

         In July 1999, the FDA issued a warning letter to PetMed Express regarding an unspecified instance or instances where we allegedly dispensed prescription veterinary drugs without obtaining a lawful written or oral order from a licensed veterinarian within the course of the veterinarian's professional practice. We deny any alleged violation. The matter was subsequently referred to the FDA's Center for Veterinary Medicine. The warning letter did not assert any claim for damages. We submitted a written response to the warning letter indicating that we reviewed our internal procedures which related to the warning letter, and we believe we are in compliance with all applicable rules and regulations.

         In February 2000, the EPA issued a Stop Sale, Use or Removal Order to us regarding the alleged distribution or sale of a misbranded medication in violation of the Federal Insecticide, Fungicide, and Rodenticide Act, as amended. The order provides that we shall not distribute, sell, use or remove the products listed in the order which are allegedly misbranded. The order further provides that we shall not commence any sale or distribution of those products without the prior written approval of the EPA. We deny any alleged violation. The order did not assert any claim for damages. We submitted a written response to the order indicating that we reviewed our internal procedures which related to the order and we believe we are in compliance with all applicable rules and regulations.

         We are a defendant in a lawsuit entitled Steven Wayne Turner v. PetMedExpress.com, Inc. filed in the District Court in and for Wagoner County, Oklahoma. In this nationwide class action lawsuit, the plaintiff asserted six claims for relief against us: breach of contract; unjust enrichment; recovery of money paid absent consideration, fraud, under the Florida Consumer Protection Act; and a declaratory judgment. The plaintiff alleges that he ordered three items from us over the Internet to be charged to his Visa card. According to the complaint, the items were shipped and the plaintiff received an invoice for $47.96, which represented $39.97 for the three items and $7.99 for handling and insurance. The plaintiff further alleges that the $7.99 included a charge of $1.95 for insurance which, he asserts, is unnecessary and is not authorized by contract or law. On April 18, 2000 we filed a motion to dismiss and a supporting brief. On May 4, 2000 the plaintiff filed a response to our motion. The motion to dismiss remains pending. We have responded to the first set of interrogatories, first request for admissions and first request for production of documents. Counsel for PetMed Express believes that the suit was brought by class action lawyers in a distant and inconvenient forum to cause us as much inconvenience and expense as possible with the expectation that we will settle to avoid the cost and inconvenience of litigation. We intend to vigorously defend ourselves against these claims. We cannot, however, at this time, predict either the outcome of this lawsuit or what effect, if any, it will have on our financial condition or results of operations.

         By letter dated March 8, 2000, the Indiana Board of Pharmacy advised us that our application for a non-resident pharmacy registration was denied based upon the alleged discipline that was taken on our license in Florida. We filed a petition for review appealing the decision by the Indiana Board of Pharmacy and petitioning the Board for an administrative review of its decision. On April 12, 2000 the Indiana Board of Pharmacy issued a notice of hearing scheduling the matter for an administrative hearing before the Board on May 15, 2000. On that date we were granted a continuance of the administrative hearing to an unspecified date. We are continuing discussions in an effort to reach a resolution to this matter. Should a resolution not be reached, we intend to vigorously contest the Board's denial. At this time, we cannot accurately predict the likelihood of an adverse outcome.

         By letter dated May 15, 2000, the Attorney General of Missouri transmitted a proposed complaint against us and advised that the Missouri Board of Pharmacy has received information which it believes shows cause to discipline our license as a pharmacy in the State of Missouri. The complaint alleges that we violated Missouri regulations 4 CSR 270-4.03.1 and 4 CSR 220-2.025 and federal statutes and regulations 21 U.S.C. ss. 352(f), 21 C.F.R. ss. 201.5 and 21 C.F.R. ss. 201.105. The complaint alleges that each alleged violation provides cause to discipline our pharmacy license. We contest the charges. The Board has advised us that it is interested in resolving this matter without the necessity of proceeding to a formal hearing, and that it will make a settlement offer to us after reviewing the complaint for 30 days. If we are unable to reach an agreement with the Board, the Board has advised us that it will file the complaint against us with the Administrative Hearing Commission, and that the case will be set for a trial-type evidentiary hearing for determination whether cause exists to take disciplinary action against our license. We intend to vigorously defend against the charges. At this time, we cannot predict the likelihood of an adverse outcome.

         Except as described above, we are not a party to any pending legal proceeding the resolution of which, our management believes, would have a material adverse effect on our results of operations or financial condition, nor to any other pending legal proceedings other than ordinary, routine litigation incidental to our business.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.
                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         Our common stock is quoted on the OTC Bulletin Board under the symbol "PETS." The following table sets forth for the period indicated the range of high and low bid quotations per share of our common stock as reported on the OTC Bulletin Board.

                                             High             Low

Fiscal 1998

Second Quarter                               $1.58             $1.25
Third Quarter                                $1.67             $1.33
Fourth Quarter                               $1.67             $1.25

Fiscal 1999

First Quarter                                $3.67             $1.33
Second Quarter                               $3.54             $2.75

Third Quarter                                $4.75             $2.71
Fourth Quarter                               $8.125            $3.50

Fiscal 2000

First Quarter                                $8.75             $5.75
Second Quarter                               $6.75             $4.00
Third Quarter                                $4.938            $2.125
Fourth Quarter                               $4.813            $2.25

Fiscal 2001

First Quarter                                $3.25             $1.00


         Prior to March 2000, we were not a reporting company and were not required to file quarterly, annual and other reports with the SEC. We were therefore subject to compliance with the OTC Bulletin Board Eligibility Rule which required all companies that are quoted on the OTC Bulletin Board to become reporting companies. During the period from March 9, 2000 until April 5, 2000, our common stock was delisted for quotation on the OTC Bulletin Board pending compliance with the OTC Bulletin Board Eligibility Rules and was quoted on the National Quotation Bureau's Electronic Quotation Service under the symbol PETS. On April 6, 2000, after we completed the process of complying with the OTC Bulletin Board Eligibility Rule, our common stock was relisted on the OTC Bulletin Board.

         As of July 7, 2000, there were 52 holders of record of our common stock. The closing sales price for the common stock on July 6, 2000 as reported on the OTCBB was $1.25. We estimate there are in excess of 300 beneficial owners of our common stock.

A special note about penny stock rules

         Our common stock is covered by an SEC rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, which are generally institutions with assets in excess of $5,000,000, or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities, and also may affect the ability of purchasers of our stock to sell their shares in the secondary market. It may also cause less broker-dealers to be willing to make a market in our common stock, and it may affect the level of news coverage we receive.

Dividend Policy

         We have never paid cash dividends on our common stock. We presently intend to retain future earnings, if any, to finance the expansion of our business and do not anticipate that any cash dividends on our common stock will be paid in the foreseeable future. The future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         You should read the following discussion along with our financial statements and the related notes included in this annual report.

Overview

         We were incorporated in the state of Florida in January 1996. From inception until approximately August 1996, our operations consisted mostly of start-up activities that included the development of a business plan and the initial activities involved in obtaining the necessary licenses and permits to dispense prescription medications. We began selling pet medications and products in September 1996, and in the fall of 1997 we issued our first catalog. This catalog displayed approximately 1,200 items, including prescription and non-prescription pet medications, pet health and nutritional supplements and pet accessories. We have expanded our product line to approximately 2,400 of the most popular pet items for dogs and cats. We also market our products on our web site. Since October 1997, we have advertised our products on national cable TV channels, such as the Animal Planet.

         Our sales consist of products sold to retail consumers and sales to other pet suppliers, or wholesale sales. Our sales also include one and three-year memberships, which entitle the member to receive a discount on purchases made during the respective membership periods. Typically, our retail customers pay by credit card or check at the time the order is shipped. We usually receive cash settlement in two to three banking days for our sales paid for by credit cards which minimizes our accounts receivable balances relative to our sales. Certain wholesale customers are extended credit terms, which usually require payment within 30 days of delivery. If a customer is not satisfied within 30 days of the purchase of a product, we refund the full purchase price or replace the product, except for me dications which have been opened. To date, our returns average approximately 2% of sales.

         For the fiscal year ended Ma rch 31, 2000, approximately 61.7% of our sales were made through our catalog. While only approximately 3.5% of our sales for the fiscal year ended March 31, 2000 were made on the Internet, we believe our products are well-positioned to be marketed and sold online. We have recently launched our enhanced web site featuring more products and services aimed at pet owners.

Results of Operations

         In the discussion below, we compare our results of operations for the years ended March 31, 1999 and 2000.

         The following table shows for the periods presented the percentage of sales represented by items on our con solidated statements of operations.

                                                      Percentage of Sales

                                                      Year Ended March 31,
                                                      --------------------
                                                       1999           2000
                                                       ----           ----


Net sales                                              100.0%         100.0%
Cost of sales                                           59.9           57.9
                                                       -----          -----
Gross profit                                            40.1           42.1

Operating expenses:
   General and administrative                           28.5           40.4
   Advertising                                           8.5            9.8
   Depreciation and amortization                         0.9            2.7
                                                       -----          -----
Total operating expenses                                37.9           52.9

Income (loss) from operations                            2.2          (10.8)

Other income (expense):
   Interest expense                                     (0.6)          (1.5)
   Interest income                                       0.2            0.2
   Other, net                                            1.2           (0.1)
                                                       -----          -----
Income (loss) before provision for
    for income taxes                                     3.0          (12.2)

Provision for income taxes                              --              0.0
                                                       -----          -----
Net Income (loss)                                        3.0          (12.2)

Accretion for beneficial conversion
   feature of preferred stock                           (7.5)           0.0
                                                       -----          -----
Net loss available to common
   stockholders                                        (4.6%)        (12.2)%
                                                       ====          =====

Sales

         Sales increased by approximately $4,453,000, or 44%, to approximately $14,677,000 for the fiscal year ended March 31, 2000 from approximately $10,224,000 for the fiscal year ended March 31, 1999. This increase was primarily attributable to an increase in the number of customers which resulted, we believe, from increased television advertising and catalog mailings as well as reorders from existing customers. Non-prescription medications increased as a proportionate share of sales as a result of increased marketing for flea and tick medications. Membership fees remained consistent as a proportionate share of sales.

         The following table provides a breakdown of our sales by product category for the fiscal years ended March 31, 1999 and 2000:

                                                         Year Ended March 31,
                                                         1999            2000
                                                         ---------------------

Prescription medications                                  28%              26%
Non-prescription medications                              54               56
Health and nutritional supplements                         3                3
Accessories                                                4                3
Memberships, shipping charges and other                   11               12
                                                         ---              ---
         Total sales                                     100%             100%

Gross Profit

         Gross profit increased by approximately $2,077,000, or 51%, to approximately $6,181,000 for the fiscal year ended March 31, 2000 from approximately $4,104,000 for the fiscal year ended March 31, 1999. Gross profit as a percentage of sales for the fiscal years ended March 31, 1999 and 2000 was approximately 40% and 42%, respectively, reflecting the positive impact of volume purchasing in response to increased sales.

Operating Expenses

         General and administrative. General and administrative expense increased approximately $3,015,000, or approximately 104%, to approximately $5,927,000 for the fiscal year ended March 31, 2000 from approximately $2,912,000 for the fiscal year ended March 31, 1999. General and administrative expense as a percentage of sales was approximately 28% and 40% for the fiscal years ended March 31, 1999 and 2000, respectively. The significant increase in general and administrative expense as a percentage of sales is primarily attributable to the following:

         - approximately $378,000 for the preparation and filing of a Form 10 which was required by NASDAQ to maintain our bulletin board listing, approximately $259,000 of investment banking related fees as the Company explored various opportunities to raise capital and $354,000 related to litigation settlements.

         - salaries and related expense for sales, marketing and administrative employees increased by $1,008,000, or 63%, to $2,596,000 for the fiscal year ended March 31, 2000 from $1,588,000 for the fiscal year ended March 31, 1999 as a result of hiring additional personnel.

         - credit card fees increased by $111,000, or 47%, to $347,000 for the fiscal year ended March 31, 2000 from $236,000 for the fiscal year ended March 31, 1999, as a result of increased credit card sales.

         Advertising expense. Advertising expense increased by approximately $577,000, or approximately 67%, to approximately $1,444,000 for the fiscal year ended March 31, 2000 from approximately $867,000 for the fiscal year ended March 31, 1999. The increase in advertising expense was primarily due to catalog production and distribution expense, which increased to approximately $692,000 during the fiscal year ended March 31, 2000 from approximately $373,000 during the fiscal year ended March 31, 1999. In addition, television advertising increased to approximately $548,000 during the fiscal year ended March 31, 2000 from approximately $388,000 during the fiscal year ended March 31, 1999.

         Depreciation and amortization. Depreciation and amortization expense increased by approximately $298,000, or approximately 307%, to approximately $395,000 for the fiscal year ended March 31, 2000 from approximately $97,000 for the fiscal year ended March 31, 1999, as a result of additional equipment to support our increased level of sales, and the write-off of approximately $78,000 of software which the Company determined to be impaired.

Other Income (Expense)

     Interest expense. Interest expense increased approximately $171,000, or approximately 295%, to approximately $229,000 for the fiscal year ended March 31, 2000 from approximately $58,000 for the fiscal year ended March 31, 1999, as a result of the increase in indebtedness in order to finance the purchase of our headquarters and distribution center in March 1999 as well as increased borrowings under our line of credit.

         Other income (expense), net. Other income (expense), net was approximately $14,400 for the fiscal year ended March 31, 2000 as compared to income of approximately $118,000 for the fiscal year ended March 31, 1999.

Provision for Income Taxes

         We have incurred significant net losses since our inception in 1996. These losses have resulted in net operating loss carryforwards and deferred tax assets, which have been used by us to offset tax liabilities which may have been incurred in prior periods. We have recorded a valuation allowance against the deferred income tax assets, since future utilization of these assets is subject to our ability to generate taxable income. There was no income tax accrual for the fiscal year ended March 31, 1999 due to the utilization of prior net operating losses to offset taxable income for the period.

Net Loss Available to Common Shareholders

         Net loss available to common shareholders increased by approximately $1,326,000 to $1,794,000 for the fiscal year ended March 31, 2000 from $468,000 for the fiscal year ended March 31, 1999. The increase was attributable to the aforementioned.

Liquidity and Capital Resources

         Our working capital at March 31, 2000 was $398,000, a decrease of approximately $1,640,000 from March 31, 1999. The change in working capital was primarily attributable to an increase of $776,000 in borrowings under our line of credit which was partially used to repay the remaining balance then due on the related party note payable and $844,000 increase in accounts payable. Net cash used in operating activities increased to $317,000 for the fiscal year ended March 31, 2000 from $178,000 for the fiscal year ended March 31, 1999. This was the result of an increase in net loss of approximately $2,097,000, a decrease in cash used to acquire inventory of $932,000 and an increase in cash provided by accounts payable and other liabilities of $915,000. Net cash used in investing activities decreased to $918,000 for the fiscal year ended March 31, 2000 as compared to $2,706,000 for the fiscal year ended March 31, 1999 primarily as a result of lower investment in property. Net cash provided by financing activities for the fiscal year ended March 31, 2000 was $862,000 compared to $2,798,000 for the fiscal year ended March 31, 1999. This decrease was primarily attributable to lower proceeds from sale of common stock and borrowings in fiscal 1999 under note payable to related party.

     Since inception, we have primarily funded our growth through the private placement of securities. In April 1998, we raised $888,000 of net proceeds from the private placement of 250,000 shares of Convertible Preferred Stock. In February 1999, we raised approximately $819,000 of net proceeds from the sale of 330,333 shares of common stock. We have financed certain equipment acquisitions with capital leases, and as of March 31, 2000, we had outstanding lease commitments of $426,000.

         In March 1999, we purchased a 50,000 square foot building, which serves as our headquarters and distribution center. In May 1999, we moved our operations to this location following a renovation of the facility. We currently have a $1,632,000 mortgage on the building and a $1,000,000 line of credit from SouthTrust Bank. Borrowings under the line of credit are limited to 40% of our eligible inventory value up to $1,000,000. The line is secured by substantially all of our assets, and interest is at the bank's base lending rate plus 1%, which equaled 10% at March 31, 2000. As of March 31, 2000, we had $776,000 outstanding under the line of credit. On February 24, 2000, we agreed to maintain $300,000 with SouthTrust Bank, as additional collateral on the mortgage, in exchange for waivers and amendments to two financial covenants. The requirement to maintain the funds expires no later than December 24, 2000.

         For the year ended March 31, 2000, we have incurred significant operating losses and cash flow deficiencies. This discussion has been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We had an operating loss of approximately $1,586,000 for the year ended March 31, 2000 and negative cash flow from operations of approximately $317,000. In addition, we were in violation of certain of our debt covenants at March 31, 2000. As a result, we are dependent upon capital from outside sources in order to fund future operations. These matters raise substantial doubt about our ability to continue as a going concern. This discussion regarding our results of operations as well as our financial statements which are included elsewhere herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

     We are actively seeking to raise additional capital through the sale of equity securities and through the possible sale and leaseback of our land and building. In addition, we have a plan whereby certain non-essential personnel and administrative costs may be reduced so that we may continue to meet its operating and financing obligations as they come due. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to us. Further, there can be no assurance that even if such additional capital is obtained or the planned cost reductions are implemented, that we will achieve profitability or positive cash flow.

Item 7.           Financial Statements

         Our financial statements are contained in pages F-1 through F-25 which are included later in this annual report.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         Keefe, McCullough & Co. served as our independent auditor from March 1997 to March 1999. We dismissed Keefe, McCullough & Co. as our independent auditor on March 31, 1999 because our board of directors wanted to engage a national accounting firm. During the period that Keefe, McCullough & Co. were our independent auditors there were no disagreements with Keefe, McCullough & Co. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. No accountants' report on the financial statements of PetMed Express issued by Keefe, McCullough & Co. contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. Keefe, McCullough & Co. continues to perform tax services and non-audit related advisory services for us.

         On April 7, 1999 we engaged Ernst & Young LLP as our independent auditor. The decision to change audit firms was approved by our Board of Directors.

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

         Our directors and executive officers are as follows:

Name                     Age      Positions Held
----                     ---      --------------

Marc Puleo, M.D.         37       Chairman of the Board, Chief Executive
                                  Officer, and Assistant Secretary

Christopher Lloyd        35       President, Chief Operating Officer, Secretary
                                  and Director

John S. Vermaaten        41       Chief Financial Officer and Treasurer

Gian Fulgoni             51       Director

Edward Bottum            65       Director

William Weaver           64       Director

         Marc Puleo, M.D. has served as our chief executive officer and chairman of our board of directors since our inception in January 1996, and our assistant secretary since March 2000. From January 1996 until March 2000, Dr. Puleo also served as our president. Dr. Puleo has also been the president of South Florida Anesthesia Professionals, an entity located in Fort Lauderdale, Florida since founding that company in January 1996. Dr. Puleo was vice president of Dynamic Press, Inc., an offset printing and direct marketing company, from June 1997 until June 1998. Dr. Puleo, an anesthesiologist, was employed with Anesthesia Professional Association, North Ridge Medical Center and North Ridge Outpatient Surgery Center from December 1994 through December 1995. Dr. Puleo was an anesthesia resident with the University of Illinois Hospitals and Clinics, the Michael Reese Hospital, the Westside Veteran's Administration Hospital, the University of Illinois Eye and Ear Infirmary, the Nathan Cummings Surgicenter, and the University of Illinois Pain Clinic, all located in the Chicago, Illinois area, from July 1991 through June 1994. Dr. Puleo received his medical degree from the University of Illinois College of Medicine, Chicago, Illinois.

         Christopher Lloyd has served on our board of directors since February 1998, as our chief operating officer since June 1999, as our secretary since 2000, and as our president since March 2000. From 1990 until joining PetMed Express, Mr. Lloyd was employed in a variety of senior management positions at Advocate Ravenswood Hospital Medical Center, Chicago, Illinois. He served as president of Ravenswood Health Enterprises, and vice president of Ravenswood Health Care Corporation, where he managed all the for-profit subsidiaries. During 1988 and 1989, Mr. Lloyd was employed by St. Francis Hospital of Evanston, Evanston, Illinois in the positions of both Administrative Fellow and Assistant Administrator. Mr. Lloyd received a B.S. in Biology in 1986 and a M.S. in Hospital and Healthcare Administration in 1988 from St. Louis University.

         John S. Vermaaten has served as our chief financial officer and treasurer since March 2000. From 1996 until joining PetMed Express, Mr. Vermaaten was chief financial officer, Asia Pacific for Pitney Bowes, Inc., Hong Kong. From 1990 until 1996, Mr. Vermaaten was chief financial officer and secretary of James McGraw, Inc., Richmond, Virginia, and from 1984 until 1990 he was a senior manager at KPMG Peat Marwick in Richmond, Virginia. From 1983 until 1984, Mr. Vermaaten was a senior financial accountant for Best Products, Inc., Richmond, Virginia, and from 1981 until 1983, he was employed by Cooper & Lybrand, Richmond, Virginia. Mr. Vermaaten, a certified public accountant, received a B.S. in Accounting from Virginia Commonwealth University.

         Gian Fulgoni has been a director since August 1999. Since November 1998, Mr. Fulgoni has been chief executive officer of Lancaster Enterprises, LLC, an investment firm which develops information technology to increase target marketing in both the traditional and e-commerce sectors. From 1986 until November 1998, Mr. Fulgoni was chief executive officer of Information Resources, Inc. (Nasdaq National Market: IRIC), a market research company which developed the use of scanning data in the consumer package goods industry. Mr. Fulgoni has been a director of this company since 1981. Mr. Fulgoni also has served on the board of directors of Platinum Technology, Inc., a privately held software company, since 1990, and on the board of directors of Yesmail.com, Inc. (Nasdaq: YSEM), a leading provider of comprehensive permission mail direct marketing solutions, since March 1999.

         Edward Bottum has been a director since August 1999. Mr. Bottum was vice chairman of Continental Bank Corporation from 1959 until 1990. Since April 1990, he has been the managing director of Chase Franklin Corporation, a merchant bank. Since 1981, Mr. Bottum has also served as a director of Kellwood Co. (NYSE: KWD), a manufacturer and marketer of apparel and related soft goods; since July 1995, Mr. Bottum has been a trustee of The Time Horizon Funds, a mutual fund family; and since February 1996, has been chairman of Learning Insights, Inc., a publisher of interactive multimedia training products. Mr. Bottum has also been a trustee of Pacific Innovations Trust, a variable annuity fund, since December 1996 and a trustee of Underwriters Laboratories, Inc., a product safety certification company, since May 1997. In addition, Mr. Bottum has been a director of CNA Income Shares, Inc. (NYSE: CNN), a closed end, fixed income fund, since April 1999 and a director of Alleghany Asset Management, Inc., an asset management company, since April 1999. Mr. Bottum received a B.S. in Electrical Engineering from Purdue University and an M.B.A. from Harvard Business School. Mr. Bottom also attended the Graduate School of Banking at the University of Wisconsin.

         William Weaver has been a director since August 1999. Mr. Weaver is a senior partner of the Chicago-based law firm Sachnoff & Weaver, Ltd. and manages the corporate securities section of that firm. Mr. Weaver joined Sachnoff & Weaver, Ltd. in 1963. Mr. Weaver has been a director of USFreightways Corporation (Nasdaq National Market: USFC), a leading provider of transportation services and innovative logistics solutions, since 1994, and a director of System Software Associates, Inc. (Nasdaq National Market: SSAX), a leading provider of cost-effective business enterprise solutions to the industrial sector worldwide, since December 1986. Mr. Weaver also serves on the boards of several privately-held corporations. Mr. Weaver received an A.B. from Oberlin College and a J.D. from the University of Chicago John Marshall Law School.

         There is no family relationship between any of the executive officers and directors. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified. The bylaws permit the board of directors to fill any vacancy and that director may serve until the next annual meeting of stockholders or until his successor is elected and qualified. Officers are elected annually by the board of directors and their terms of office are at the discretion of the board.

Committees of the Board of Directors

         Our board of directors has established an audit committee and a compensation committee, both of which are comprised of non-employee directors.

         Our audit committee recommends the independent public accountants to be engaged by us, determines independence, reviews the plan, scope and results of our annual audit, reviews the audit results and reviews our internal controls and financial management policies with our independent public accountants. The members of the audit committee are Messrs. Fulgoni, Bottum and Weaver.

         Our compensation committee establishes guidelines and standards relating to the determination of executive compensation, reviews executive compensation policies and recommends to our board of directors compensation for our executive officers and other employees. Our compensation committee also administers our stock incentive plans and determines the number of shares covered by, and terms of, options to be granted to executive officers and other employees under these plans. The members of the compensation committee are Messrs. Fulgoni and Bottum.

Directors' Compensation

         We have adopted a compensation policy for our non-employee directors, which includes options being granted to them, upon appointment, under our 1998 Stock Option Plan to purchase 60,000 shares of our common stock, exercisable at the fair market value on the date of grant. These options vest at the rate of 15,000 options on each of the first, second, third and fourth annual anniversaries date of the date of grant, provided that the director remains a member of our board of directors on the respective vesting date.

         Messrs. Fulgoni, Bottum and Weaver are currently our only non-employee directors. In July 1999, when they joined our board, we granted each of Messrs. Fulgoni, Bottum and Weaver 60,000 options, exercisable at $6.125 per share, as compensation for their board service.

         We reimburse our non-employee directors for their reasonable out-of-pocket expenses incurred in attending board and committee meetings.

Compensation Committee Interlocks and Insider Participation

         The board of directors established its compensation committee in January 2000. Prior to establishing its compensation committee, the board of directors, as a whole, performed the functions delegated to the compensation committee. No interlocking relationship currently exists or has existed in the past between our board of directors or compensation committee and the board of directors or compensation committee of any other company.

Compliance With Section 16(a) of the Exchange Act

         We became a reporting company under the Securities Exchange Act of 1934 (the "Exchange Act") in March 2000. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Exchange Act during the fiscal year ended March 31, 2000 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended March 31, 2000, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended March 31, 2000, other than the unintentional failure of each of the officers and directors to file the initial Form 3 subsequent to us becoming a reporting company. We have been advised by each of these individuals that they will file these delinquent reports as soon as practicable.

Item 10.          Executive Compensation

         The following table provides a summary of cash and non-cash compensation for each of the last two fiscal years ended March 31, 1999 and 2000 received by our chief executive officer who is referred to as the named executive officer. No executive officer received compensation in excess of $100,000 in these fiscal years.

Summary Compensation Table

                                                                              Long-term
                                Annual Compensation                           Compensation
                                -------------------                           Securities
Name and                                                     Other Annual     Underlying          All Other
Principal Position           Year       Salary      Bonus    Compensation     Options             Compensation
------------------           ----       ------      -----    ------------    -------------        ------------
Marc Puleo, M.D.,           1999(1)      -0-          -           -            600,000                 -
Chief Executive             2000(1)      -0-                     -0-              -0-                 -0-
Officer, Chairman


(1) During our fiscal years ended March 31, 1999 and 2000, Dr. Puleo did not receive a cash salary as compensation for his services to us. As described elsewhere in this annual report, Dr. Puleo's compensation has been in the form of stock options. We have, however, recognized an expense of $80,000 and $100,000 for the fiscal years ended March 31, 1999 and 2000, respectively, as the value of his services to us. Please see Note 5 to the consolidated financial statements included in this annual report. Dr. Puleo served as our president from January 1996 until March 2000. On May 1, 2000 we entered into a two year employment agreement with Dr. Puleo which provides for annual cash compensation to him of $150,000. See Item 10. Executive Compensation - Employment Agreements below.

Fiscal 2000 Option Grants

         The following table sets forth each grant of stock options during the fiscal year ended March 31, 2000 to the named executive officers:

                                         Individual Grants
                                                                                               Potential Realizable
                                                                                               Value at Assumed
                             Number             Percentage                                     Annual Rates of
                             of Securities      of Total Options                               Stock Price
                             Underlying         Granted to                                     Appreciation for
                              Options           Employees          Exercise        Expiration  Option Term (1)
Name                          Granted           in Fiscal 2000     Price ($/sh)        Date     5%($)  10%($)
-------------------------------------------------------------------------------------------------------------------
Marc A. Puleo, M.D.
Chief Executive Officer,
Chairman                         0                 0                 0                 0         0         0


(1) Potential realizable value is presented net of the option exercise price, but before any federal or state income taxes associated with exercise. It is calculated assuming that the fair market value on the date of the grant appreciates at the indicated annual rates, compounded annually, for the term of the option. The 5% and 10% assumed rates of appreciation are mandated by the rules of the SEC and do not represent our estimate or projection of future increases in the price of our common stock. Actual gains will be dependent on the future performance of our common stock and the option holder's continued employment through the vesting periods. The amounts reflected in the table may not be achieved.

Fiscal 2000 Option Values

         During the fiscal year ended March 31, 2000 the named executive officers did not exercise any options issued by PetMedExpress. The following table sets forth information regarding stock options held as of March 31, 2000 by the named executive officers:

                                       Number of Securities
                                      Underlying Unexercised                       Value of Unexercised
                                            Options at                            In-the-Money options at
                                          March 31, 2000                             March 31, 2000(1)
                                          --------------                             -----------------
Name                         Exercisable             Unexercisable           Exercisable                  Unexercisable
----                         -----------             -------------           -----------                  -------------
Marc A. Puleo,
M.D., Chief Executive
Officer, Chairman              1,140,000               600,000


(1) The value per option is calculated by subtracting the exercise price of the option from the fair market value of our common stock of $2.88 per share on March 31, 2000 as reported on the OTC Bulletin Board on that day.

Employment Agreements

         In May 2000, we entered into a two year employment agreement with Dr. Puleo to serve as our chief executive officer. Under the terms of the employment agreement:

         - Dr. Puleo receives an annual salary of $150,000, subject to increase upon an annual review by our board of directors,

         - Dr. Puleo can participate in any profit-sharing or retirement plan and in other employee benefits applicable to our employees and executives,

         - We can terminate the employment of Dr. Puleo either with or without "good cause" (as defined in his employment agreement). If we terminate Dr. Puleo without cause, we are obligated to grant Dr. Puleo options, provided we should thereafter meet the stated criteria within the fiscal year in which Dr. Puleo was terminated. To the extent that Dr. Puleo's employment is terminated for cause, no severance benefits shall be paid.

         Dr. Puleo is subject to customary non-disclosure provisions, as well as a provision restricting competition for a period of 18 months following the termination of the agreement.

         In January 2000, we entered into a two year employment agreement with Christopher Lloyd, our chief operating officer. Under the terms of the employment agreement:

         - Mr. Lloyd receives an annual salary of $140,000, subject to increase upon an annual review by our board of directors,

        - Mr. Lloyd was granted options to acquire an aggregate of 350,000 shares of our common stock, at $2.75 per share, which vest at the rate of 150,000 options on date of the agreement, and 100,000 options on each of the first and second annual anniversaries of the date of the employment agreement. These options are exercisable for a period of five years from their respective vesting dates,

         - Mr. Lloyd can participate in any profit-sharing or retirement plan and in other employee benefits applicable to our employees and executives and we pay for Mr. Lloyd's automobile expenses,

         - We can terminate the employment of Mr. Lloyd either upon mutual consent or for cause. If we should terminate Mr. Lloyd for cause, or if Mr. Lloyd should terminate the agreement without "good reason" as described below, no severance benefits shall be paid. If we should terminate Mr. Lloyd without cause, we must give him three months notice and continue to compensate him under the terms of this employment agreement during those three months. At the end of the three month period, we must pay Mr. Lloyd severance benefits in a lump sum equal to the balance of his base compensation for the remainder of the term of the employment agreement, and his executive benefits shall continue for the balance of the term of the agreement and any previously granted but unvested options shall immediately vest.

         - Mr. Lloyd is also entitled to terminate the employment agreement for "good reason," which includes the following:

                  - our significantly changing the nature or scope of his authorities, powers, functions, duties or responsibilities, or his failing to be elected to the board of directors,

                  - our materially breaching any of the terms of his employment agreement,

                  - our materially reducing his benefits if the reduction is not affected for all our executive employees,

                  - a successor company failing to assume our obligations under his employment agreement, or

                  - the relocation of our principal offices outside Broward or Palm Beach counties in Florida.

                  In the event Mr. Lloyd terminates his employment agreement with good reason, he is entitled to receive a lump sum payment equal to the balance of his base compensation for the remainder of the term of the employment agreement, he shall continue to receive his benefits for the remainder of the term of the agreement and any previously granted but unvested options shall immediately vest.

         - If we should terminate Mr. Lloyd's agreement at or within 12 months following a change in control of PetMed Express, as defined in the employment agreement, for any reason other than cause, we must pay him a lump sum equal to the balance of his base compensation for the remainder of the term of the employment agreement, he shall continue to receive his benefits for the remainder of the term of his employment agreement and any previously granted but unvested options shall immediately vest.

         - The employment agreement contains customary non-disclosure provisions, as well as a non-compete restriction for a period of 18 months following the termination of the agreement.

         In March 2000, we entered into a two year employment agreement with Mr. Vermaaten to serve as our chief financial officer. Under the terms of the employment agreement:

         - Mr. Vermaaten receives an annual salary of $120,000, subject to increase upon an annual review by our board of directors;

         - Mr. Vermaaten was granted options to acquire an aggregate of 100,000 shares of our common stock, at $3.125 per share, which vest at the rate of 33,000 options on the date of the agreement, 33,000 options on the first annual anniversary of the date of the agreement and 34,000 options on the second annual anniversary of the date of the agreement. These options are exercisable for a period of five years from their respective vesting dates;

         - Mr. Vermaaten can participate in any profit-sharing or retirement plan and in other employee benefits applicable to our employees and executives, and we pay for Mr. Vermaaten's automobile expenses;

         - We can terminate the employment of Mr. Vermaaten with or without cause. If we should terminate Mr. Vermaaten for cause, or if Mr. Vermaaten should terminate his agreement without "good reason" as described below, no severance benefits shall be paid. If we should terminate Mr. Vermaaten without cause, we must give him three months notice and continue to compensate him under the terms of his employment agreement during those three months. At the end of the three month period, we must pay Mr. Vermaaten severance benefits in a lump sum equal to the balance of his base compensation for the remainder of the term of his employment agreement, and he shall continue to receive his executive benefits for the balance of the term of his agreement and any previously granted but unvested options shall immediately vest.

         - Mr. Vermaaten is also entitled to terminate his employment agreement for "good reason." The employment agreement provides that "good reason," which includes the following:

                  - our significantly changing the nature or scope of his authorities, powers, functions, duties or responsibilities,

                  - our materially breaching any of the terms of his employment agreement,

                  - our materially reducing his benefits if the reduction is not affected for all our executive employees,

                  - a successor company failing to assume our obligations under his employment agreement, or

                  - the relocation of our principal offices outside Broward or Palm Beach counties in Florida.

                  In the event of termination with good reason, Mr. Vermaaten is entitled to receive a lump sum payment equal to the balance of his base compensation for the remainder of the term of his employment agreement, he shall continue to receive his benefits for the remainder of the term of the agreement and any previously granted but unvested options shall immediately vest.

         - If we should terminate Mr. Vermaaten's agreement at or within 12 months following a change in control of PetMed Express, as defined in his employment agreement, for any reason other than cause, we must pay him a lump sum equal to the balance of his base compensation for the remainder of the term of his employment agreement, he shall continue to receive his benefits for the remainder of the term of his employment agreement and any previously granted but unvested options shall immediately vest.

         - The employment agreement contains customary non-disclosure provisions, as well as a non-competition restriction for a period of 18 months following the termination of the agreement.

Stock Options

Options Agreements

         Before we adopted our 1998 Stock Option Plan in July 1998, we granted options independent of any plan for the purchase of up to 1,113,000 shares of common stock, as follows:

         -        options granted to Dr. Puleo to purchase:

                           - 300,000 shares of common stock at $.163 per share, currently exercisable until May 2002, and

                           - 240,000 shares of the common stock at $1.00 per share, currently exercisable until May 2002, and

         - options granted to a non-employee principal shareholder of PetMed Express to purchase 300,000 shares of common stock at $.37 per share, currently exercisable until May 2002;

         - options granted to various employees to purchase an aggregate of 199,500 shares of common stock at prices ranging from $1.15 to $1.33 per share until July 2002, of which 88,501 are currently exercisable and 40,501 and 40,498 may not be exercised until April 2000 and April 2001, respectively; and

         - options granted as compensation for services rendered to us to purchase an aggregate of 103,500 shares of common stock at prices ranging from $1.33 to $2.00 per share, currently exercisable until July 2002. This includes options to purchase 22,500 shares at $1.33 per share granted to an affiliate of Atlas, Pearlman, P.A., counsel for PetMed Express.

1998 Stock Option Plan

         The 1998 Stock Option Plan, adopted July 1998, provides for the grant of options to purchase up to 3 million shares to key employees, including officers, and to non-employee directors and consultants. The purpose of this plan is to attract and retain persons eligible to participate in the plan, motivate participants to achieve our long-term goals by further aligning the interests of participants with those of our stockholders through compensation that is directly linked to the profitability of our business and increases in stockholder value. These options are intended to qualify either as incentive stock options within the meaning of Section 422 of the Internal Revenue Code, or as non-statutory stock options, which are options that are not intended to meet the requirements of that section of the Internal Revenue Code.

         The plan is administered by the compensation committee. Under the plan, our compensation committee has the authority to determine:

         -        the persons to whom options will be granted,

         -        the number of shares to be covered by each option,

         -        exercise price of each option,

         - whether the options granted are intended to be incentive stock options,

         -        the manner of exercise, and

         - the time, manner and form of payment upon exercise of an option.

         Incentive stock options granted under the plan may not be granted at a price less than the fair market value of our common stock on the date of grant (or less than 110% of the fair market value in the case of employees holding 10% or more of our voting stock). Non-statutory options may be granted at an exercise price established by our board of directors, but cannot be less than par value per share ($.001) of our common stock. Incentive stock options granted under the plan must expire not more than 10 years from the date of grant, and not more than five years from the date of grant in the case of incentive options granted to an employee who holds 10% or more of our voting stock.

         With respect to an aggregate of approximately 775,000 options granted under the option plan, upon the effectiveness of a sale of all or substantially all of our assets, or a merger, stock exchange or other form of business combination, the result of which is that our stockholders immediately preceding the transaction own, after the consummation of the business combination, less than 51% of our then issued and outstanding voting securities, then, all of the options not previously vested will immediately vest and become exercisable.

         As of March 31, 2000, options to purchase 2,122,500 shares of our common stock, at exercise prices ranging from $1.25 to $6.125 per share, were outstanding under our 1998 Stock Option Plan.

Limitation of Liability and Indemnification Matters

         Our amended and restated articles of incorporation contain provisions which eliminate the personal liability of our directors to us or our stockholders for monetary damages for breach of their fiduciary duty as a director to the fullest extent permitted by the Florida Business Corporations Act, except for liability:

         - for any breach of their duty of loyalty to us or our stockholders;

         - for act or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

         - for unlawful payments of dividends or unlawful stock repurchases or redemptions; or

         - for any transaction from which the director derived an improper personal benefit.

These provisions do not affect a director's responsibilities under any other laws, including the federal securities laws and state and federal environmental laws.

Item 11.          Security Ownership of Certain Beneficial Owners and Management

         As of July 7, 2000, there are 6,385,010 shares of our common stock issued and outstanding. These securities represent all of our issued and outstanding voting securities. The following table sets forth, as of the close of business on July 7, 2000, (a) the name, address and number of shares of each person known by us to be the beneficial owner of more than 5% of the class of stock; and (b) the number of shares of these securities owned by each director and all officers and directors as a group, together with their respective percentage holdings of such shares. Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting or investment power with respect to securities and includes any securities which the person has the right to acquire within 60 days of July 7, 2000 through the conversion or exercise of any security or other right. Except as otherwise specifically set forth herein, the following tables give no effect to the exercise of any outstanding stock options or warrants. Unless otherwise indicated, the address for each person is 1441 SW 29 Avenue, Pompano Beach, Florida 33069.

                                         Shares Beneficially
Name of                                        Owned
Beneficial Owner(1)                 Number                  Percent
--------------------------------------------------------------------------------


Marc Puleo, M.D.                   4,432,500                   69.4%

Chris Lloyd                        1,562,250                   24.5%

John Vermaaten                        33,000                       *

Gian Fulgoni                          25,000                       *

Edward Bottum                              -                       -

William Weaver                             -                       -

Lynda Reitzenstein                   450,000                    7.0%

Marpul Trust                       1,496,250                   23.4%

Double Diamond

Trading, Inc.                      1,796,250                   28.1%

Jeffrey Puleo                        336,652                    5.3%

All officers and
directors of
as a group
(six persons)                      4,526,500                   70.9%

*     represents less than 1%

         - Marpul Trust is a trust established by Dr. Puleo under an agreement dated Septemb er 3,1999, in which 1,496,250 shares of our common stock owned by him were deposited, and of which he is the beneficiary. Mr. Christopher Lloyd, one of our officers and directors, and Southpac Trust International, Inc. are trustees.

         -        Dr. Puleo's holdings include:

                  - options held by him to purchase 300,000 shares of common stock at $.163 per share until May 2002,

                  - options held by him to purchase 240,000 shares at $1.00 per share until May 2002,

                  - options held by him to purchase 600,000 shares at $1.25 per share until May 2003,

                  - 1,496,250 shares owned by Double Diamond Trading, Inc. over which Dr. Puleo holds voting control until December 29, 2001, which may be extended an additional two years upon the mutual consent of the parties, under a voting proxy granted him on December 29, 1999, and

                  - options held by Double Diamond Trading to purchase 300,000 shares at $.37 per share until May 2002. The stock underlying these options are included in the voting proxy held by Dr. Puleo.

         - The amount beneficially owned by Dr. Puleo excludes options to purchase an additional 600,000 shares of our common stock at $1.25 per share which have not yet vested under the terms of his employment agreement.

         -        Mr. Lloyd's holdings include:

                  - options held by him to purchase 150,000 shares of common stock at $2.75 per share until January 2006;

                  -        1,496,250 shares owned by Marpul Trust of which Mr.
                           Lloyd has shared voting power.

         - The amount beneficially owned by Mr. Lloyd exclude options to purchase a total of 230,000 shares of common stock at prices ranging from $2.75 to $4.50 per share which have not yet vested.

         - Mr. Vermaaten's holdings include options to purchase 33,000 shares of our common stock, but excludes options to purchase an additional 67,000 shares of our common stock which have not yet vested.

         - Mr. Fulgoni's holdings exclude options to purchase 60,000 shares of our common stock at $6.50 per share, which have not yet vested.

         - Mr. Bottum's holdings exclude options to purchase 60,000 shares of our common stock at $6.50 per share, which have not yet vested.

         - Mr. Weaver's holdings exclude options to purchase 60,000 shares of our common stock at $6.50 per share, which have not yet vested.

         - Ms. Reitzenstein's holdings include options to purchase 75,000 shares of our common stock at $3.25 per share. Ms. Reitzenstein's address is 5560 NE 33 Avenue, Fort Lauderdale, FL 33308.

         - Double Diamond Trading's holdings include options to purchase 300,000 shares of our common stock at $.37 per share until May 2002. The shares of our common stock owned by Double Diamond Trading which are currently outstanding, together with the shares which are issuable upon the exercise of these options, are included in the voting proxy held by Dr. Puleo. Mr. Ami Weitzman is the sole officer, director and shareholder of Double Diamond Trading, Inc. and its address is c/o Citco BVI Ltd., Post Office Box 662, Roadtown, Tortola, BWI.

         - Mr. Jeffrey Puleo's address is 333 West Hubbard Street, Chicago, Illinois 60610. Mr. Jeffrey Puleo is Dr. Marc Puleo's brother.

Item 12.          Certain Relationships and Related Transactions

         In December 1998, Dr. Puleo advanced us $100,000 to be used as a deposit on the purchase of the building and the real property on which our principal offices are located. The advance was repaid without interest in February 1999.

         In February 1999, we borrowed $1,950,000 from Dr. Puleo's father to purchase the building and the real property on which our principal offices are located. The loan was unsecured and accrued interest at the rate of 15% per annum. The note was renewed as of March 31, 1999 for a two year period with an annual interest rate of 15% during the month of April 1999 and 12% thereafter. On May 30, 1999, $1.5 million of the note was repaid with the proceeds from a mortgage on the building and land obtained by us from a commercial bank. The balance was repaid in October 1999.

         We purchased printing and mailing services during the years ended March 31, 1999 and March 31, 2000 of approximately $97,856 and $0, respectively from Dynamic Press, Inc. Dr. Puleo served as vice president of marketing of this company from June 1997 until June 1998.

         We believe transactions with our officers, directors and principal stockholders have been made upon terms no less favorable to us that we might receive from unaffiliated third parties.

         We have adopted a policy whereby all transactions between us and one or more of our affiliates must be approved in advance by a majority of our disinterested directors.

                                     PART IV

Item 13.          Exhibits and Reports on Form 8-K

         The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit                    Description of Document                                                Page No.
-------                    -----------------------                                                --------
3.1               Amended and Restated Articles of Incorporation(1)
3.2               By-Laws(1)
4.1               Form of Warrant issued to Noble International Investments, Inc.(1)
4.2               Specimen common stock certificate(1)
10.1              Second Amended and Restated Employment Agreement with Marc A.
                  Puleo(2)
10.2              Employment Agreement with Christopher Lloyd(1)
10.3              1998 Stock Option Plan(1)
10.4              Loan and Security Agreement dated September 17, 1999 by and between the Company and Southtrust Bank, National Association(1)
10.5              Promissory Note for $1,000,000 from the Company to Southtrust Bank,
                  National Association dated September 17, 1999(1)
10.6              Proxy from Double Diamond Trading, Inc. to Marc Puleo(1)
10.7              Security Agreement dated September 17, 1999 by and between the
                  Company and Southtrust Bank, National Association(1)
10.8              Florida Real Estate Mortgage, Assignment of Leases and Rents and
                  Security Agreement dated April 29, 1999 by and between the
                  Company and Southtrust Bank, National Association(1)
10.9              Mortgage Modification Agreement dated September 17, 1999 by and between the Company, Marc A. Puleo and Southtrust Bank, National
                  Association(1)
10.10             Promissory Note for $1,680,000 from the Company to Southtrust Bank,
                  National Association dated April 29, 1999(1)
10.11             Promissory Note for $1,950,000 to Philip Puleo(1)
10.12             Letter Agreement with South Trust Bank, N.A.(1)
10.13             Professional Services Agreement(1)
10.14             Letter Agreement with South Trust Bank, N.A.(2)
10.15             Employment Agreement with John Vermaaten(2)
16                Letter from Keefe, McCullough & Co. regarding change in certifying accountants (1)
21                Subsidiaries of the registrant(1)
27                Financial Data Schedule(2)

(1)      Incorporated by reference to the Registration Statement on Form 10-SB, File No.
         000-28827, as amended, as filed with the Securities and Exchange Commission.

(2)      Filed herewith.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PetMed Express, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PetMed Express, Inc.


                                         By: /s/ Christopher Lloyd
                                         ------------------------------------
                                         President, Chief Operating Officer and
                                         Director


                                         By: /s/ John Vermaaten
                                         -----------------------------------
                                         Chief Financial Officer and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                                   Title                                       Date
         ---------                                   -----                                       ----
 /s/ Marc A. Puleo                                 Chief Executive                             July 14, 2000
----------------------------                       Officer and
Marc A. Puleo, M.D.                                Chairman of the Board


 /s/ Christopher Lloyd                             President, Chief                            July 14, 2000
--------------------------------                   Operating Officer and
Christopher Lloyd                                  Director


 /s/ Gian Fulgoni                                  Director                                    July 14, 2000
------------------------------
Gian Fulgoni

 /s/                                               Director                                    July   , 2000
------------------------------
Edward Bottum

 /s/ William Weaver                                Director                                    July 14, 2000
------------------------------
William Weaver

                        Consolidated Financial Statements

                              PetMed Express, Inc.
                                 and Subsidiary

                       Years ended March 31, 1999 and 2000
                       with Report of Independent Auditors

                       PetMed Express, Inc. and Subsidiary

                        Consolidated Financial Statements

                       Years ended March 31, 1999 and 2000



                                    Contents
Report of Independent Auditors....................................................................................F-1

Consolidated Financial Statements

Consolidated Balance Sheet as of March 31, 2000...................................................................F-2
Consolidated Statements of Operations for the years ended March 31,
   1999 and 2000..................................................................................................F-4
Consolidated Statement of Changes in Stockholders' Equity for the
   years ended March 31, 1999 and 2000............................................................................F-5
Consolidated Statements of Cash Flows for the years ended March 31,
   1999 and 2000..................................................................................................F-6
Notes to Consolidated Financial Statements........................................................................F-8

                         Report of Independent Auditors

The Board of Directors
PetMed Express, Inc.
   and Subsidiary

We have audited the accompanying consolidated balance sheet of PetMed Express, Inc. and subsidiary as of March 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended March 31, 1999 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PetMed Express, Inc. and subsidiary at March 31, 2000, and the results of its operations and its cash flows for the years ended March 31, 1999 and 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred an operating loss and negative cash flows from operations for the year ended March 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.





                                                  /s/ Ernst & Young LLP
West Palm Beach, Florida                          ----------------------
June 22, 2000                                         Ernst & Young LLP

                       PetMed Express, Inc. and Subsidiary

                           Consolidated Balance Sheet

                                 March 31, 2000

Assets
Current assets:

   Cash and cash equivalents                                          $  311,846
   Certificate of deposit                                                300,000
   Accounts receivable, less allowance for
     doubtful accounts of $28,747                                        187,873
   Inventories                                                         1,752,696
   Prepaid expenses and other current assets                             350,544
                                                                      ----------
Total current assets                                                   2,902,959

Property and equipment, net                                            3,306,568

Other assets, net                                                        116,908
                                                                      ----------
Total assets                                                          $6,326,435
                                                                      ==========






See accompanying notes.

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                 $ 1,282,633
   Line of credit                                                       776,200
   Current portion of capital lease obligations                         185,720
   Current portion of mortgage payable                                   65,140
   Current portion of other liabilities                                 100,000
   Accrued expenses                                                      95,048
                                                                    -----------
Total current liabilities                                             2,504,741

Deferred membership fee revenue                                         273,398
Other liabilities, less current portion                                 110,000
Capital lease obligations, less current portion                         240,672
Mortgage payable, less current portion                                1,566,772

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares authorized;
     6,250 convertible shares issued and outstanding at March 31,
     2000 with a liquidation preference of $4 per share                  22,246
   Common stock, $.001 par value, 20,000,000 shares authorized;
     6,369,822 shares issued and outstanding at March 31, 2000            6,370
   Additional paid-in capital                                         4,572,385
   Accumulated deficit                                               (2,970,149)
                                                                    -----------
Total stockholders' equity                                            1,630,852
                                                                    -----------
Total liabilities and stockholders' equity                          $ 6,326,435
                                                                    ===========

                       PetMed Express, Inc. and Subsidiary

                      Consolidated Statements of Operations

                                                                                     Year ended March 31
                                                                                     1999            2000
                                                                                ----------------------------

Sales                                                                           $10,224,178      $14,677,146
Cost of sales                                                                     6,120,584        8,496,316
                                                                                ----------------------------
Gross profit                                                                      4,103,594        6,180,830
                                                                                ----------------------------

Operating expenses:
   General and administrative                                                     2,912,244        5,926,851
   Advertising                                                                      867,160        1,444,065
   Depreciation and amortization                                                     96,779          395,469
                                                                                ----------------------------
Total operating expenses                                                          3,876,183        7,766,385
                                                                                ----------------------------
Income (loss) from operations                                                       227,411       (1,585,555)

Other income (expense):
   Interest expense                                                                 (57,714)        (229,055)
   Interest income                                                                   15,577           34,724
   Other, net                                                                       117,862          (14,351)
                                                                                ----------------------------
Income (loss) before provision for income taxes                                     303,136       (1,794,237)
Provision for income taxes                                                                -                -
                                                                                ----------------------------
Net income (loss)                                                                   303,136       (1,794,237)
Accretion for beneficial conversion feature of
   preferred stock                                                                  771,525                -
                                                                                ----------------------------
Net loss available to common stockholders                                       $  (468,389)     $(1,794,237)
                                                                                ============================

Basic and diluted loss per common
   share                                                                        $     (0.09)     $     (0.28)
                                                                                ============================

Weighted average number of common shares
   outstanding                                                                    5,333,355        6,369,822
                                                                                ============================



See accompanying notes.

                       PetMed Express, Inc. and Subsidiary

            Consolidated Statement of Changes in Stockholders' Equity

                                                                          Convertible                    Common
                                                                        Preferred Stock                   Stock
                                                                  ----------------------------------------------------------
                                                                      Shares        Amount        Shares        Amount
                                                                  -----------------------------------------------------------
Balance at March 31, 1998                                                   -   $           -    4,787,499       $4,787
   Sale of convertible preferred stock, net of issuance costs         250,000        116,288             -            -
   Accretion for beneficial conversion feature of
     preferred stock                                                        -        771,525            -            -
   Conversion of convertible preferred stock into
     common stock                                                    (243,750)      (865,567)      987,189          987
   Sale of common stock, net of issuance costs                              -              -       318,333          319
   Issuance of common stock in exchange for services                        -              -         6,000            6
   Issuance of common stock in exchange for software                        -              -        12,000           12
   Issuance of common stock in exchange for employee services               -              -         9,801           10
   Issuance of stock options in exchange for services                       -              -             -            -
   In-kind contribution of services
   Net income                                                               -              -             -            -
                                                                  -----------------------------------------------------------
Balance at March 31, 1999                                               6,250         22,246     6,120,822        6,121
   Exercise of stock options                                                -              -       246,000          246
   Issuance of options in settlement of litigation                          -              -             -            -
   Warrants issued in exchange for services                                 -              -             -            -
   Sale of common stock                                                     -              -         3,000            3
   In-kind contribution of services                                         -              -             -            -
   Net loss                                                                 -              -             -            -
                                                                  -----------------------------------------------------------
Balance at March 31, 2000                                               6,250      $  22,246     6,369,822       $6,370
                                                                  ===========================================================

[RESTUBBED]

                                                                      Additional
                                                                       Paid-In      Accumulated
                                                                       Capital        Deficit        Total
                                                                      -----------------------------------------
Balance at March 31, 1998                                             $1,934,254    $(1,479,048)  $   459,993
   Sale of convertible preferred stock, net of issuance costs            771,525              -       887,813
   Accretion for beneficial conversion feature of
     preferred stock                                                    (771,525)             -             -
   Conversion of convertible preferred stock into
     common stock                                                        864,580              -             -
   Sale of common stock, net of issuance costs                           782,848              -       783,167
   Issuance of common stock in exchange for services                      38,794              -        38,800
   Issuance of common stock in exchange for software                      35,988              -        36,000
   Issuance of common stock in exchange for employee services             22,662              -        22,672
   Issuance of stock options in exchange for services                     99,360              -        99,360
   In-kind contribution of services                                       80,000                       80,000
   Net income                                                                  -        303,136       303,136
                                                                      -----------------------------------------
Balance at March 31, 1999                                              3,858,486     (1,175,912)    2,710,941
   Exercise of stock options                                             247,752              -       247,998
   Issuance of options in settlement of litigation                       144,000              -       144,000
   Warrants issued in exchange for services                              213,150              -       213,150
   Sale of common stock                                                    8,997              -         9,000
   In-kind contribution of services                                      100,000              -       100,000
   Net loss                                                                    -     (1,794,237)   (1,794,237)
                                                                      -----------------------------------------
Balance at March 31, 2000                                             $4,572,385    $(2,970,149)   $1,630,852
                                                                      =========================================


See accompanying notes.

                       PetMed Express, Inc. and Subsidiary

                      Consolidated Statements of Cash Flows

                                                                                         Year ended March 31
                                                                                      1999                 2000
                                                                                 ---------------------------------
Operating activities

Net income (loss)                                                                $   303,136            $(1,794,237)
Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Depreciation                                                                     87,434                351,123
     Amortization                                                                      9,345                 44,346
     Amortization of deferred membership fee revenue                                (427,871)              (565,446)
     Interest expense added to capital lease obligation                                   --                 20,129
     Provision for doubtful accounts                                                   1,640                133,218
     Issuance of stock options in settlement of litigation                                --                144,000
     In-kind contribution of services                                                 80,000                100,000
     Issuance of common stock and options in exchange
       for services                                                                  138,160                      -
     Issuance of common stock in exchange for employee services                       22,672                      -
     Warrants issued in exchange for services                                             --                213,150
     Changes in operating assets and liabilities:
       Accounts receivable                                                           (21,081)                (6,400)
       Inventories                                                                (1,108,016)              (175,983)
       Prepaid expenses and other current assets                                      23,994               (256,263)
       Accounts payable                                                              139,029                844,386
       Other liabilities                                                                  --                210,000
       Accrued expenses                                                               (7,491)               (90,579)
       Deferred membership fee revenue                                               580,872                511,315
                                                                                 ----------------------------------
Net cash used in operating activities                                               (178,177)              (317,241)
                                                                                 ----------------------------------

Investing activities

Purchases of property and equipment                                               (2,669,192)              (552,096)
Certificate of deposit                                                                    --               (300,000)
Other assets                                                                         (36,321)               (66,084)
                                                                                 ----------------------------------
Net cash used in investing activities                                             (2,705,513)              (918,180)
                                                                                 ----------------------------------



Continued on next page.

                       PetMed Express, Inc. and Subsidiary


                                                                                            Year ended March 31
                                                                                       1999                   2000
                                                                                ------------------------------------
Financing activities

Net proceeds from sale of common stock                                            $   783,167             $     9,000
Exercise of stock options                                                                  --                 247,998
Proceeds from sale of convertible preferred stock                                      88,523                      --
Payments on capital lease obligations                                                 (23,835)                (95,959)
Borrowings under line of credit agreement                                                  --                 776,200
Payments on mortgage payable                                                               --                 (48,088)
Borrowings (repayments) under note payable to related party                         1,950,000              (1,950,000)
Proceeds from mortgage payable                                                             --               1,680,000
Proceeds from capital lease obligations                                                    --                 242,367
                                                                                  -----------------------------------
Net cash provided by financing activities                                           2,797,855                 861,518
                                                                                  -----------------------------------

Net decrease in cash and cash equivalents                                             (85,835)               (373,903)
Cash and cash equivalents at beginning of fiscal year                                 771,584                 685,749
                                                                                  -----------------------------------
Cash and cash equivalents at end of fiscal year                                   $   685,749             $   311,846
                                                                                  ===================================

Supplemental disclosure of cash flow information
Cash paid for interest                                                            $    57,714             $   192,197
                                                                                  ===================================

Cash paid for income taxes                                                        $    97,000             $        --
                                                                                  ===================================

Supplemental disclosures of noncash financing activities
Issuance of common stock in exchange for software                                 $    36,000             $        --
                                                                                  ===================================

Equipment purchased through capital lease obligations                             $        --             $   243,328
                                                                                  ===================================

Preferred stock issued to subscription receivable holders                         $   799,290             $        --
                                                                                  ===================================



See accompanying notes.

                       PetMed Express, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                                 March 31, 2000

1. Summary of Significant Accounting Policies

Organization

PetMed Express, Inc. and subsidiary (the Company) is a direct marketer of household pet medications and other pet products and is located in the Ft. Lauderdale, Florida area. The Company distributes catalogs to its customers and potential customers and takes orders by telephone, internet and mail. Almost all of the Company's sales are to residents of the United States. During fiscal 2000, the Company changed its name to PetMedExpress.com, Inc. and then subsequently changed its name back to PedMed Express, Inc.

During April 1999, the Company acquired, at nominal cost, the outstanding common stock of an affiliate that had an immaterial amount of assets and liabilities. The Company had previously utilized the services of the affiliate for purchasing purposes.

The Company's fiscal year end is March 31. References herein to fiscal 1999 or 2000 refer to the Company's fiscal years ended March 31, 1999 and 2000, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of PetMed Express, Inc. and its wholly-owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

Revenue Recognition and Deferred Membership Fee Revenue

Product sales are recognized upon shipment. Deferred membership revenue consists of cash collected on the sale of one and three-year memberships. Membership fees are amortized to income ratably over the membership period. Outbound shipping and handling fees are included in sales upon shipment.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                       PetMed Express, Inc. and Subsidiary

1. Summary of Significant Accounting Policies (continued)

Certificate of Deposit

The Company's certificate of deposit (CD) is being accounted for as an available-for-sale security in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The CD is reported at fair value, which approximates book value, with unrealized gains and losses recognized as a separate component of stockholders' equity. The Company had no realized gains or losses as a result of securities transactions during fiscal 1999 or 2000. The CD has been pledged through December 24, 2000 as collateral against the Company's mortgage payable as more fully described in Note 5.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Inventories

Inventories are priced at the lower of cost or market value using a weighted average cost method.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Furniture, fixtures, equipment and computer software are depreciated over periods ranging from five to seven years. The building is being depreciated over 25 years. Assets under capital lease agreements are amortized over the shorter of the underlying lease agreement or the useful life of the asset.

                       PetMed Express, Inc. and Subsidiary

1. Summary of Significant Accounting Policies (continued)

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets is measured by comparison of the carrying amount of the asset to net future cash flows expected to be generated from the asset.

During fiscal 2000, the Company purchased software, a portion of which was financed through a capital lease obligation. Subsequent to installation, management determined that the software was not adequate for either the Company's current or future needs. The Company was not able to return the software to the vendor nor was it saleable. Accordingly, the Company wrote-off the $78,303 net book value of the software in fiscal 2000. Such amount is included in depreciation and amortization expense in the accompanying statement of operations.

Research and Development

The Company has contracted with a pharmaceutical research firm to develop generic forms of certain of the Company's pet medication product offerings. Research and development costs related to the development of these items are being expensed as incurred.

During the year ended March 31, 2000, the Company incurred approximately $31,100 of research and developments costs, which are included in general and administrative expenses in the accompanying consolidated statement of operations. No such costs were incurred in fiscal 1999.

Advertising

The Company's advertising expense consists primarily of television advertising and catalog production costs. Television costs are expensed as the ads are televised and catalog costs are expensed when the related catalogs are distributed or superseded.

                       PetMed Express, Inc. and Subsidiary

1. Summary of Significant Accounting Policies (continued)

Accounting for Stock-Based Compensation

The Company accounts for employee stock options using the intrinsic value method as prescribed by Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. The Company follows the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation and for valuing common stock equivalents issued to nonemployees.

Significant Risks and Uncertainties--Product Supply

Two multi-national pharmaceutical companies which manufacture, among other products, heartworm medication and flea and tick control products, two of the best-selling products of the Company, have refused to sell these items directly to the Company. Therefore, the Company must obtain its inventory of these items through cooperating wholesale sources. To the extent that the Company is unable to purchase these products from other sources or if they can only be purchased at prices that make their resale uncompetitive in the marketplace, it could have a materially adverse impact on the Company's sales. However, the multi-national company's patent for the heartworm medication expired in June 1999 and the Company, as well as a number of other manufacturers plan to produce generic forms of this medication.

Fair Value of Financial Instruments

The carrying amounts of the Company's cash and cash equivalents, certificate of deposit, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying amount of the mortgage payable, line of credit and capital lease obligations approximate fair value as their interest rates approximate current market rates.

Comprehensive Income

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. There were no items of other comprehensive income for any periods presented herein.

                       PetMed Express, Inc. and Subsidiary

1. Summary of Significant Accounting Policies (continued)

Income Taxes

The company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Reclassifications

Certain reclassifications have been made to the 1999 statement of operations to conform to the 2000 presentation.

In May 2000, EITF 00-10 Accounting for Shipping and Handling Fees and Costs was issued. EITF 00-10 requires that costs incurred by the seller for shipping and handling should be classified as a cost of sales. Accordingly, the Company reclassified $474,397 and $649,605 of shipping and handling costs from general and administrative to cost of sales for fiscal 1999 and 2000, respectively, in the accompanying statements of operations.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its financial statements because the Company does not currently hold any derivative instruments.

2. Going Concern and Management's Plans

For the year ended March 31, 2000, the Company has incurred significant operating losses and a cash flow deficiency. These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an operating loss of $1,585,555 for the year ended March 31, 2000 and negative cash flow from operations of $317,241. In addition, the Company was in violation of certain of its debt covenants at March 31, 2000.

                       PetMed Express, Inc. and Subsidiary

2. Going Concern and Management's Plans (continued)

As a result, the Company is dependent upon capital from outside sources in order to fund future operations. These matters raise substantial doubt about the entity's ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Management is actively seeking to raise additional capital through the sale of equity securities and through the possible sale and leaseback of its land and building. In addition, management has a plan whereby certain nonessential personnel and administrative costs may be reduced so that the Company may continue to meet its operating and financing obligations as they come due. No assurances can be given that the Company will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to the Company. Further, there can be no assurance that even if such additional capital is obtained or the planed cost reductions are implemented that the Company will achieve profitability or positive cash flow.

3. Property and Equipment

Major classifications of property and equipment are as follows:

                                                                    March 31
                                                                      2000
                                                                  ------------

         Land                                                      $  863,758
         Building                                                   1,390,475
         Computer software                                            429,525
         Furniture, fixtures and equipment                            499,829
         Equipment and software under capital leases                  531,413
                                                                   ----------
                                                                    3,715,000
         Less accumulated depreciation                                408,432
                                                                   ----------
                                                                   $3,306,568
                                                                   ==========

Amortization expense for equipment and software under capital leases was $15,637 and $92,753 for fiscal 1999 and 2000, respectively.

                       PetMed Express, Inc. and Subsidiary

4. Capital Leases

The Company leases equipment under capital lease agreements with outside third parties. Future payments under capital leases with initial terms of one year or more consisted of the following at March 31, 2000:

         Year ended March 31:

            2001                                       $218,077
            2002                                        233,678
            2003                                         24,394
            2004                                          2,465
                                                       --------
                                                        478,614
         Amount representing interest                    52,222
                                                       --------
                                                        426,392
         Less current portion                           185,720
                                                       --------
                                                       $240,672
                                                       ========

In March 2000, the Company's capital lease obligation was increased by $20,129 for fees and interest which were incurred by the Company while disputing certain aspects of the leases. Such amount is included in interest expense in the accompanying consolidated statement of operations.

Included in the amount owed under the Company's capital lease obligation is approximately $61,258 which relates to software which was written-off during fiscal 2000 and is no longer in use by the Company (see Note 1).

5. Mortgage Payable and Line of Credit Agreement

On April 30, 1999, the Company entered into a $1,680,000 mortgage agreement with SouthTrust Bank for the building and land that are used as the Company's headquarters and warehouse. The mortgage is for a seven year period with 20 year amortization period and bears annual interest of 7.75%. The building and land have been pledged as collateral for the mortgage, which is also personally guaranteed by the President and CEO of the Company. Mortgage proceeds of $1,500,000 were used to reduce the note due to the father of the President and CEO (see Note 9).

                       PetMed Express, Inc. and Subsidiary

5. Mortgage Payable and Line of Credit Agreement (continued)

Future payments due under the mortgage payable consisted of the following at March 31, 2000:

         Year ended March 31:

            2001                                               $    65,140
            2002                                                    70,445
            2003                                                    76,185
            2004                                                    82,102
            2005                                                    89,083
         Thereafter                                              1,248,957
                                                               -----------
                                                               $ 1,631,912
                                                               ===========

In September 1999, the Company entered into a $1,000,000 line of credit agreement with SouthTrust Bank. Borrowings under the line of credit are limited to 40% of the value of the Company's eligible inventory and accrue interest at the lending institution's base rate plus 1% (10.0% at March 31, 2000). The line of credit is secured by substantially all the assets of the Company. At March 31, 2000, $776,200 was outstanding under the line of credit agreement. Both the line of credit and mortgage payable contain various financial and operating covenants.

On February 24, 2000, the Company agreed to maintain $300,000 with SouthTrust Bank as additional collateral on the mortgage and line of credit, in exchange for waivers/amendments to two financial covenants. At March 31, 2000, the Company was in violation of certain of its financial covenants, including those which had been previously amended. The Company obtained waivers/amendments in July 2000, which suspended the fixed charge coverage, working capital and bank debt to adjusted net worth requirements of the covenants through April 1, 2001. Had these waivers not been obtained, the Company would have been in default of its mortgage and line of credit at March 31, 2000. The restriction to maintain the $300,000 of additional collateral expires no later than December 24, 2000.

6. Stockholders' Equity

Effective February 24, 1999, the Company declared a three for one stock split of its common stock. All common stock and stock option data in these financial statements have been adjusted to give retroactive effect to the stock split.

                       PetMed Express, Inc. and Subsidiary

6. Stockholders' Equity (continued)

In February 1999, the Company completed a private placement of 333,333 shares of common stock at a price of $3.00 per share, less issuance costs of $180,832. Issuance costs of $120,000 were satisfied as part of the offering in exchange for 40,000 shares valued at the offering price of $3.00 per share. In addition, as part of this offering the Company accepted computer software instead of cash in exchange for 12,000 shares valued at the offering price of $3.00 per share. As of December 31, 1999, all 333,333 shares of this offering had been issued.

In May 1998, the Company issued 9,801 shares of common stock to certain key employees as compensation for services. Compensation expense of $22,672 was recorded in connection with these transactions.

In fiscal 1999, the Company issued 6,000 shares of common stock in exchange for legal services valued at $38,800 which were performed on behalf of the Company. The Company used the estimated value of the services performed to record the fair value of the above transaction.

Preferred Stock

In April 1998, the Company issued 250,000 shares of its $.001 par value preferred stock at a price of $4.00 per share, less issuance costs of $112,187. Each share of the preferred stock is convertible into approximately 4.05 shares of common stock at the election of the shareholder. The preferred stock was recorded at $887,813, net of the value of the beneficial conversion feature of $771,525. The value of the beneficial conversion feature was computed as the difference between the closing market price of the Company's common stock ($1.75 per share) and the conversion price of the preferred stock ($.988 per share) on the date the preferred stock was sold. This amount was immediately recognized as a reduction to net income available to common stockholders. The shares have a liquidation value of $4.00 per share and may pay dividends at the sole discretion of the Company. The Company does not anticipate paying dividends to the preferred shareholders in the foreseeable future. Each share of preferred stock is entitled to one vote on all matters submitted to a vote of shareholders of the Company. As of March 31, 2000, 6,250 shares of the convertible preferred stock remained unconverted and outstanding.

                       PetMed Express, Inc. and Subsidiary

6. Stockholders' Equity (continued)

In-Kind Contribution of Services

During fiscal 1999 and 2000, the Company's President and Chief Executive Officer
(CEO) did not receive a salary for services performed on behalf of the Company. The Company does not intend to pay the President and CEO for his past services but has recorded compensation expense for these contributed services with an offsetting increase in additional paid-in-capital. Several factors were considered in estimating the amount of contributed services, including the level and type of services provided as well as the amount of compensation received by other senior executives of the Company.

7. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The fiscal 1999 income tax provision includes the use of a net operation loss carryforward of $218,684 which was fully reserved for by a valuation allowance at March 31, 1998.

Significant components of the Company's net deferred taxes are as follows:

                                                         Year ended March 31
                                                       1999              2000
                                                   ----------------------------
Deferred tax assets:
   Depreciation                                    $        --      $        --
   Bad debts and inventory reserves                      1,448           34,664
   Deferred compensation (stock options)               254,881          231,400
   Amortization of intangible assets                       751            7,411
   Accrued expenses                                     37,630           47,010
   Net operating loss carryforward                      72,145        1,284,198
                                                   ----------------------------
Deferred tax assets                                    366,855        1,604,683
Less valuation allowance                              (357,663)      (1,527,985)
                                                   ----------------------------
Total deferred tax assets                                9,192           76,698
Deferred tax liabilities:
   Depreciation                                         (9,192)         (76,698)
                                                   ----------------------------
Total net deferred taxes                           $        --      $        --
                                                   ============================

                       PetMed Express, Inc. and Subsidiary

7. Income Taxes (continued)

Management has determined that a $1,527,985 valuation allowance is necessary at March 31, 2000, since it is unable to conclude based on present circumstances that it is more likely than not that the deferred tax asset will be realized. The change in valuation allowance for the year ended March 31, 2000, is $1,170,322. At March 31, 2000, the Company had net operating loss carryforwards of $3,412,700, of which $1,412,000 relate to the exercise of stock options which will result in an adjustment to equity when the benefit is realized. The net operating loss carryforwards expire in the years 2013 through 2019.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows:

                                                         Year ended March 31
                                                        1999              2000
                                                      -----------    -----------

Tax at U.S. statutory rates                          $   130,266    $  (610,041)
State income taxes, net of federal tax benefit            14,657        (65,131)
Tax deduction from exercise of stock options                  --       (480,078)
Nondeductible items                                        7,017         34,549
Change in valuation allowance                           (156,951)     1,170,322
Other                                                      5,011        (49,621)
                                                     -----------    -----------
                                                     $        -     $         -
                                                     ===========    ===========

8. Stock Options

Stock Options Granted to Employees

The Company established the 1998 Stock Option Plan (the Plan) effective July 31, 1998, which provides for the issuance of qualified options to officers, directors and key employees, and nonqualified options to consultants and other service providers. The Company has reserved 3,000,000 shares of common stock for issuance under the Plan. The exercise prices of options issued under the Plan must be equal to or greater than the market price of the Company's common stock as of the date of issuance. The Company had 2,122,500 options outstanding under the Plan at March 31, 2000. Options issued prior to July 31, 1998 are not included in the Plan.

                       PetMed Express, Inc. and Subsidiary

8. Stock Options (continued)

The weighted average fair value per share of options granted by the Company in fiscal 1999 and 2000 was $1.03 and $2.49, respectively.

A summary of the status of stock options issued by the Company, together with changes during the periods indicated, is presented in the following table.

                                                     Fiscal 1999                    Fiscal 2000
                                           ----------------------------------------------------------------
                                                              Weighted                        Weighted
                                                              Average                         Average
                                               Number      Exercise Price      Number      Exercise Price
                                              of Shares      Per Share       of Shares       Per Share

                                           ----------------------------------------------------------------
         Outstanding at beginning of period   1,410,000        $0.746        3,113,400         $1.222
            Granted                           2,093,400         1.315        1,126,500          3.820
            Exercised                                 -             -          246,000          1.010
            Canceled                            390,000         2.736          288,400          3.640
                                           ----------------------------------------------------------------
         Outstanding at end of period         3,113,400        $1.222        3,705,500         $1.840
                                           ================================================================

         Exercisable at end of period         2,212,500        $0.996        2,322,450         $1.310
                                           ================================================================

The following table sets forth additional information about stock options outstanding at March 31, 2000:

                               Number                Weighted                                       Number
                             Outstanding              Average               Weighted              Exercisable
       Range of            as of March 31,     Remaining Contractual         Average            as of March 31,
    Exercise Prices             2000                   Life              Exercise Price              2000
--------------------------------------------------------------------------------------------------------------------
    $0.16 - $2.00              2,613,000            2.66 years                $1.02                  1,940,850
    $2.38 - $4.50                912,500            4.34 years                $3.34                    381,600
    $6.13 - $6.50                180,000            9.33 years                $6.13                          -
                       ------------------------                                             ------------------------
                               3,705,500            3.40 years                                       2,322,450

                       PetMed Express, Inc. and Subsidiary

8. Stock Options (continued)

The value of all options granted during fiscal 1999 and 2000, was computed using the Black Scholes option pricing model as prescribed by SFAS No. 123 and the following weighted average assumptions:

                                                     Year ended March 31
                                                   1999              2000
                                                 -------------------------

         Risk-free interest rate                    6.00%            6.00%
         Expected dividend yield                    0.00%            0.00%
         Expected lives                             1-5              1-5
         Expected volatility                        .779             .920

Adjustments are made for options forfeited prior to vesting.

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The pro forma information follows:

                                                        Year ended March 31
                                                       1999             2000
                                                  -----------------------------

Pro forma net loss                                $  (835,229)      $(2,102,882)
Accretion for beneficial conversion
   feature of preferred stock                        (771,525)                -
                                                  -----------       -----------
Pro forma net loss available to
   common stockholders                            $(1,606,754)      $(2,102,882)
                                                  ===========       ===========

Pro forma net loss per common share               $      (.30)      $      (.33)
                                                  ===========       ===========

Stock Options and Warrants Granted in Exchange for Services

During fiscal 1998, the Company granted 240,000 options and 300,000 warrants to purchase shares of common stock at exercise prices of $1.00 per share and $1.25 per share, respectively, in exchange for financial and operational consulting services. The options and warrants were valued at $122,400, of which the Company recognized $67,400 in fiscal 1998 and $55,000 in fiscal 1999 as a general and administrative expense in the accompanying statements of operations. The options and warrants vest immediately and expire in fiscal 2002 and 2003. During fiscal 2000, the 240,000 options were exercised.

                       PetMed Express, Inc. and Subsidiary

8. Stock Options (continued)

During fiscal 1999, the Company granted options and warrants to purchase 103,500 shares of common stock at an average exercise price of $1.55 per share in exchange for legal and printing services and rent. These services were valued at $99,360 and recorded as a general and administrative expense in the accompanying statements of operations. The options and warrants vest immediately and expire in fiscal 2003.

In November 1999, the Company issued warrants to purchase 75,000 shares of the Company's common stock to a former shareholder in settlement of litigation. The warrants are exercisable at $3.50 per share at any time prior to November 1, 2002. The Company valued the warrants at $144,000 in accordance with SFAS No.
123. The expense related to this settlement is included in general and administrative expenses in the accompanying statement of operations.

During fiscal 2000, the Company granted warrants to purchase 75,000 shares of its common stock to an investment advisory firm in exchange for investment banking related services. The warrants are exercisable at $3.75 per share at any time prior to November 12, 2004. The Company valued the warrants at $189,750 in accordance with SFAS No. 123. The Company recorded such item as a contra-equity item, since the related services were expected to be utilized as part of an equity-related transaction. Upon determining the transaction would not be completed as anticipated, such amount was expensed and included as part of general and administrative in the fiscal 2000 statement of operations.

In March 2000, the Company gave $50,000 and granted warrants to purchase 20,000 shares of its common stock in exchange for termination of an agreement between the Company and an investment banking firm. The warrants are exercisable at $3.125 per share and expire one year from date of grant. The Company valued the warrants at $23,400 in accordance with SFAS No. 123. Such amounts were expensed in fiscal 2000 and are included in general and administrative expenses in the accompanying statement of operations. The agreement gave the investment banking firm right of first refusal on any future public or private debt or equity offerings made by the Company, certain rights regarding Board of Director representation and future grants of warrants to purchase the Company's common stock.

                       PetMed Express, Inc. and Subsidiary

9. Related Party Transactions

In February 1999, the Company borrowed $1,950,000 from the father of the Company's President and CEO to purchase a building and land to be used as the Company's headquarters. The loan was unsecured and carried interest at 15% per annum. The note was renewed as of March 31, 1999, for a two year period with an annual interest rate of 15% for April 1999, and 12% thereafter. The note was partially repaid on May 30, 1999, in the amount of $1,500,000 with proceeds from the mortgage on the building and land and the remaining $450,000 balance was repaid in October 1999 with proceeds from borrowings on the Company's Line of Credit. The Company paid interest on the note of $52,890 and $48,894 during fiscal 1999 and 2000, respectively.

The President and CEO of the Company is the sole owner of South Florida Anesthesia Professionals (SFAP), which rents space in the Company's facilities. SFAP paid rent to the Company of $6,000 and $4,500 during fiscal 1999 and 2000, respectively.

The Company purchased printing and mailing services from Dynamic
Marketing/Press, Inc. The President and CEO of the Company was vice president of marketing of that company from June 1997 to June 1998. Amounts paid to Dynamic Marketing/Press, Inc. for fiscal 1999 and 2000, were $97,856 and $-0-, respectively.

10. Earnings Per Share

The Company adopted SFAS No. 128, Earnings per Share, effective March 31, 1998. In accordance with the requirements of SFAS No. 128, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effects of stock options (as calculated utilizing the treasury stock method) and the equivalent common shares of outstanding convertible preferred stock. Options and warrants were not included in the calculation of earnings per share for fiscal 1999 and 2000 because their effect would have been antidilutive.

                       PetMed Express, Inc. and Subsidiary

11. Valuation and Qualifying Accounts

Activity in the Company's Valuation and Qualifying accounts consists of the following:

                                                         Year ended March 31
                                                         1999           2000
                                                     -----------    -----------

Allowance for doubtful accounts:
   Balance at beginning of period                    $     5,489    $     3,849
   Provision for doubtful accounts                         1,640        133,218
   Write-offs of uncollectible accounts receivable        (3,280)      (108,320)
                                                     -----------    -----------
   Balance at end of period                          $     3,849    $    28,747
                                                     ===========    ===========

Valuation allowance for deferred
   tax assets:
     Balance at beginning of period                  $   514,614    $   357,663
     Additions                                                --      1,170,322
     Deductions                                         (156,951)            --
                                                     -----------    -----------
     Balance at end of period                        $   357,663    $ 1,527,985
                                                     ===========    ===========

12. Commitments and Contingencies

During fiscal 2000 and subsequent thereto, complaints were filed against the Company by four states in which the Company is licensed to dispense pet medications. During fiscal 2000, three of these complaints were settled for fines of $35,500 and costs of $10,671. Management is unable to determine what, if any, potential liability may be incurred as a result of the ultimate outcome of the remaining complaint.

In July 1999, the U.S. Food and Drug Administration (FDA) issued a warning letter to PedMed Express regarding an unspecified instance where the Company allegedly dispensed prescription veterinary drugs without obtaining a lawful written or oral order from a licensed veterinarian within the course of the veterinarian's professional practice. In February 2000, the U.S. Environmental Protection Agency (EPA) issued a Stop Sale, Use or Removal Order to the Company regarding the alleged distribution or sale of misbranded medication in violation of the Federal Insecticide, Fungicide and Rodenticide Act, as amended. The FDA and EPA have not asserted claims for damages or penalties. The Company has submitted written responses to both the letter and the order indicating that the Company reviewed its internal procedures relating to the matters raised by these regulatory agencies and the Company believes that it is in compliance with all applicable rules and regulations.

                       PetMed Express, Inc. and Subsidiary

12. Commitments and Contingencies (continued)

Litigation

The Company is involved in litigation arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, these matters will be resolved without material adverse effect on the Company's results of operations or financial position.

Employment Agreements

In May 2000, the Company entered into a new employment agreement with its President and Chief Executive Officer. The agreement expires in May 2002 and contains provisions for nondisclosure, severance and benefits, and provides for an eighteen month noncompete following termination of the agreement.

In January 2000, the Company entered into an employment agreement with its Chief Operating Officer. The agreement expires in January 2002 and contains provisions for nondisclosure, severance and benefits, the granting of 350,000 options at $2.75 per share (the market price on date of grant) and provides for an eighteen month noncompete following termination of the agreement.

In March 2000, the Company entered into an employment agreement with its Chief Financial Officer. The agreement expires in March 2002 and contains provisions for nondisclosure, severance and benefits, the granting of 100,000 options at $3.13 per share (the market price on date of grant) and provides for an eighteen month noncompete following termination of the agreement.

In June 2000, the Company entered into an employment agreement with an individual for future services as the Company's new chief executive officer. The agreement is effective beginning September 18, 2000, expires in September 2003, contains provisions for nondisclosure, severance and benefits, and provides for an eighteen month noncompete following termination of the agreement. The agreement also entitles the individual to 450,000 options to purchase shares of the Company's common stock at $1.25 per share.

                       PetMed Express, Inc. and Subsidiary

12. Commitments and Contingencies (continued)

Other

In June 2000, the Company agreed to pay $210,000 to two former employees who had alleged wrongful termination by the Company. Of this amount, $60,000 is payable in varying monthly installments from August 2000 through March 2001, $60,000 is payable in $5,000 installments from August 2000 through August 2001, and the remaining $90,000 is payable at the option of the Company in either common stock of the Company due in total in September 2001, based upon the prevailing market price of the Company's common stock, or in twelve equal monthly installments beginning in September 2001. Such amounts have been expensed in fiscal 2000 as part of general and administrative in the accompanying statement of operations. The settlement is recorded as "Other liabilities" in the accompanying balance sheet.

13. Impact of Year 2000 (Unaudited)

The Year 2000 issue is the result of certain computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. Since January 1, 2000, the Company has experienced no disruption in its systems or those of third parties, or other computer related problems as a result of processing dates beyond 1999. However, there can be no assurances that the Company will not experience Year 2000 related problems in the future.

                                INDEX TO EXHIBITS


                                                                   Sequential
Exhibit                    Description of Document                  Page No.
-------                    -----------------------                  --------

10.1 Second Amended and Restated Employment Agreement with Marc A. Puleo

10.14     Letter Agreement with South Trust Bank, N.A.
10.15     Employment Agreement with John Vermaaten
27        Financial Data Schedule