Form 10QSB
period 2000-06-30
PETMED EXPRESS INC
filed 2000-08-21
CIK 1040130

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended June 30, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ________ to ________

                 Commission file number 000-28827

                              PetMed Express, Inc.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Florida
                              --------------------
         (State or other jurisdiction of incorporation or organization)

                                   65-0680967
                              --------------------
                        (IRS Employer Identification No.)

                 1441 SW 29 Avenue, Pompano Beach, Florida 33069
                 -----------------------------------------------
                    (Address of principal executive offices)

                                  954-979-5995
                              --------------------
                           (Issuer's telephone number)

                                 Not applicable
                            -------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ].

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 17, 2000, the registrant had issued and outstanding 6,385,010 shares of common stock.

         Transitional Small Business Disclosure Format (check one).
         Yes [ ] No [X]

         This discussion in this quarterly report regarding PetMed Express, Inc and our business and operations contains "forward-looking statements." These forward-looking statements use words such as "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," or similar statements. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report.

         When used in this Quarterly Report on Form 10-QSB, "PetMed Express," "we," "our," and "us" refers to PetMed Express, Inc. and our subsidiary Southeastern Veterinary Exports, Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          INDEX TO FINANCIAL STATEMENTS

                                                                               Page Number
                                                                               -----------

Condensed Consolidated Balance Sheet at June 30, 2000 (unaudited) ...........      3

         Condensed Consolidated Statements of Operations for the three months
         ended June 30, 2000 (unaudited) and 1999 (unaudited) ...............      5

         Condensed Consolidated Statements of Cash Flows for the three months
         ended June 30, 2000 (unaudited) and 1999 (unaudited) ...............      6

         Notes to Condensed Consolidated Financial Statements (unaudited) ...      8

                       PETMED EXPRESS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000
                                   (UNAUDITED)


ASSETS
Current assets:
Cash and cash equivalents                                                 $  183,136

Certificate of deposit                                                       300,000
Accounts receivable, less allowance for doubtful accounts of $46,807         125,330
Inventories                                                                1,340,928
Prepaid expenses and other current assets                                     31,327
                                                                          ----------
Total current assets                                                       1,980,721

Property and equipment, net                                                3,237,784

Other assets, net                                                            112,097
                                                                          ----------
Total assets                                                              $5,330,602
                                                                          ==========


SEE ACCOMPANYING NOTES.


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                                      $ 1,570,785
Line of credit                                                                            610,100
Current portion of capital lease obligations                                              185,720
Mortgage payable                                                                        1,616,394
Current portion of other liabilities                                                      100,000
Accrued expenses                                                                           76,409
                                                                                      -----------
Total current liabilities                                                               4,159,408

Deferred membership fee revenue                                                           289,112
Other liabilities, less current portion                                                   105,000
Capital lease obligations, less current portion                                           184,174

Commitments and contingencies

Stockholders' equity:

Preferred stock, $.001 par value, 5,000,000 shares authorized; 2,500 convertible shares issued and outstanding at June 30, 2000
  with a liquidation preference of $4 per share                                             8,898
Common stock, $.001 par value, 20,000,000 shares authorized;
  6,385,010 shares issued and outstanding at June 30, 2000                                  6,385
Additional paid-in capital                                                              4,585,718
Accumulated deficit                                                                    (4,008,093)
                                                                                      -----------
Total stockholders' equity                                                                592,908
                                                                                      -----------
Total liabilities and stockholders' equity                                            $ 5,330,602
                                                                                      ===========


                       PETMED EXPRESS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED  JUNE 30
                                                     -----------------------------
                                                         2000             1999
                                                     -----------       -----------
Sales                                                $ 2,636,715       $ 4,194,990
Cost of sales                                          1,683,558         2,156,330
                                                     -----------       -----------
Gross profit                                             953,157         2,038,660
                                                     -----------       -----------

Operating expenses:
General and administrative                             1,298,652         1,122,349
Advertising                                              519,222           386,722
Depreciation and amortization                             96,120            78,087
                                                     -----------       -----------
Total operating expenses                               1,913,994         1,587,158
                                                     -----------       -----------
(Loss) income from operations                           (960,837)          451,502

Other income (expense):
Interest expense                                         (80,781)          (56,142)
Interest income                                            4,217             7,345
Other, net                                                  (543)          (25,433)
                                                     -----------       -----------
(Loss) income before provision for income taxes       (1,037,944)          377,272
Provision for income taxes                                    --                --
                                                     -----------       -----------
Net (loss) income                                    $(1,037,944)      $   377,272
                                                     ===========       ===========

Basic and diluted (loss) income per common share     $     (0.16)      $      0.06
                                                     ===========       ===========
Weighted average number of common shares
outstanding                                            6,379,947         6,369,822
                                                     ===========       ===========



SEE ACCOMPANYING NOTES.

                       PETMED EXPRESS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED  JUNE 30
                                                          -----------------------------
                                                              2000             1999
                                                          -----------       -----------
OPERATING ACTIVITIES
Net (loss) income                                         $(1,037,944)      $   377,272
Adjustments to reconcile net (loss) income to
  net cash provided by (used in) operating activities:
Depreciation                                                   91,309            40,856
Amortization                                                    4,811            37,231
Amortization of deferred membership fee revenue              (119,497)         (204,760)
Provision for doubtful accounts                                 7,500            29,001
In-kind services                                                   --            25,000
Changes in operating assets and liabilities:
Accounts receivable                                            55,043            53,026
Inventories                                                   411,768          (881,613)
Prepaid expenses and other current assets                     319,217           (36,472)
Accounts payable                                              288,152           (82,034)
Other liabilities                                              (5,000)               --
Accrued expenses                                              (18,639)           70,034
Deferred membership fee revenue                               135,211           194,937
                                                          -----------       -----------
Net cash (used in) provided by operating activities           131,931          (377,522)
                                                          -----------       -----------

INVESTING ACTIVITIES
Purchases of property and equipment                           (22,525)          (15,908)
Other assets                                                       --           (13,745)
                                                          -----------       -----------
Net cash used in investing activities                         (22,525)          (29,653)
                                                          -----------       -----------


CONTINUED ON NEXT PAGE.

                       PETMED EXPRESS, INC. AND SUBSIDIARY

                                   (UNAUDITED)

                                                            THREE MONTHS ENDED  JUNE 30
                                                           -----------------------------
                                                                 2000            1999
                                                           -----------       -----------
FINANCING ACTIVITIES
Net proceeds from sale of common stock                     $        --       $     9,000
Payments on capital lease obligations                          (56,498)               --
Repayments under line of credit                               (166,100)               --
Exercise of stock options                                           --           247,998
Payments on mortgage payable                                   (15,518)               --
Repayments under note payable to related party                      --        (1,500,000)
Proceeds from mortgage payable                                      --         1,680,000
                                                           -----------       -----------
Net cash (used in) provided by financing activities           (238,116)          436,998
                                                           -----------       -----------

Net (decrease) increase in cash and cash equivalents          (128,710)           29,823
Cash and cash equivalents at beginning of fiscal year          311,846           685,749
                                                           -----------       -----------
Cash and cash equivalents at end of quarter                $   183,136       $   715,572
                                                           ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                     $    93,720       $    56,142
                                                           ===========       ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
  ACTIVITIES
Equipment purchased through capital lease
  obligations                                              $        --       $   223,284
                                                           ===========       ===========



SEE ACCOMPANYING NOTES.

                       PETMED EXPRESS, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

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

         During April 1999, the Company acquired at nominal cost the outstanding common stock of an affiliate that had an immaterial amount of assets and liabilities. The Company had previously utilized the services of the affiliate for purchasing purposes.

         The Company's fiscal year end is March 31. References herein to fiscal 2001, 2000 or 1999 refer to the Company's fiscal years ended March 31, 2001, 2000 and 1999, respectively.

Basis of Presentation and Consolidation

         The accompanying condensed consolidated financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to state fairly the consolidated financial position and consolidated results of operations as of and for the periods indicated. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended March 31, 2000, included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission.

         The Company's condensed consolidated financial statements include the accounts of PetMed Express, Inc. and its wholly-owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Significant Risks and Uncertainties-Product Supply

         Two multi-national pharmaceutical companies which manufacture, among other products, heartworm medication and flea and tick control products, two of the best-selling products of the Company, have refused to sell these items directly to the Company. Therefore, the Company must obtain its inventory of these items through cooperating wholesale sources. To the extent that the Company is unable to purchase these products from other sources or if they can only be purchased at prices that make their resale uncompetitive in the marketplace, it could have a materially adverse impact on the Company's sales. However, the multi-national company's patent for the heartworm medication expired in June 1999 and the Company anticipates being able to purchase generic forms of this medication from other manufacturers.

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

2. GOING CONCERN AND MANAGEMENT'S PLANS

         For the three months ended June 30, 2000, the Company has incurred significant operating losses and a cash flow deficiency. These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an operating loss of $960,837 for the three months ended June 30, 2000 and negative working capital of $2,178,687 at June 30, 2000. In addition, the Company was in violation of certain of its debt covenants at June 30, 2000.

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

         Management is actively seeking to raise additional capital through the sale of equity securities and through the possible sale and leaseback of its land and building. In addition, management has a plan whereby certain personnel and administrative costs may be reduced so that the Company may continue to meet its operating and financing obligations as they come due. No assurances can be given that the Company will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to the Company. Further, there can be no assurances that even if such additional capital is obtained or the planned cost reductions are implemented that the Company will achieve profitability or positive cash flow.

3. MORTGAGE PAYABLE AND LINE OF CREDIT AGREEMENT

         In September 1999, the Company entered into a $1,000,000 line of credit agreement with SouthTrust Bank. Borrowings under the line of credit are limited to 40% of the value of the Company's eligible inventory and accrue interest at the lending institution's base rate plus 1% (10.5% at June 30, 2000). The line of credit is secured by substantially all the assets of the Company. At June 30, 2000, $610,100 was outstanding under the line of credit agreement. Both the line of credit and mortgage payable contain various financial and operating covenants.

         On February 24, 2000, the Company agreed to maintain $300,000 with SouthTrust Bank, as additional collateral on the mortgage and line of credit, in exchange for waivers/amendments to three financial covenants. The restriction to maintain these funds expires no later than December 24, 2000. At March 31, 2000 and June 30, 2000, the Company was in violation of certain of its financial covenants, including those which had been previously amended. The Company obtained waivers/amendments in July 2000, which suspended the fixed charge coverage, working capital and bank debt to adjusted net worth requirements of the covenants through April 1, 2001. Since these covenants were not suspended beyond April 1, 2001, the Company classified its entire mortgage obligation as current in the accompanying balance sheet. Had these waivers not been obtained, the Company would have been in default of its mortgage payable and line of credit agreement at June 30, 2000.

4. STOCKHOLDERS' EQUITY

In-Kind Contribution of Services

         During the quarter ended June 30, 1999, the Company's President and Chief Executive Officer (CEO) did not receive a salary for services performed on behalf of the Company. The Company does not intend to pay the President and CEO for these services but has recorded compensation expense for these contributed services with an offsetting increase in additional paid-in capital. Several factors were considered in estimating the amount of contributed services, including the level and type of services provided as well as the amount of compensation received by other senior executives of the Company. The CEO began receiving payment for his current services in May 2000.

5. EARNINGS PER SHARE

         The Company adopted SFAS No. 128, EARNINGS PER SHARE, effective March 31, 1998. In accordance with the requirements of SFAS No. 128, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effects of stock options (as calculated utilizing the treasury stock method) and the equivalent common shares of outstanding convertible preferred stock. Options were not included in the calculation of earnings per share for the three months ended June 30, 1999 and 2000 because their effect would have been antidilutive.

6. COMMITMENTS AND CONTINGENCIES

         During fiscal 2000 and 2001, various complaints were filed against the company with the Florida Board of Pharmacy and Florida Agency for Health Care Administration for alleged violations of the Florida Pharmacy Act related to the Company's alleged failure to verify prescriptions. We were also subject to similar complaints in several other states. In addition, during fiscal 2001 a complaint was filed by the Attorney General of Missouri alleging that the Company failed to verify certain prescriptions. During fiscal 2000, three of these complaints were settled for fines of $35,000 and costs of $10,671. Management is continuing discussions in an attempt to reach a resolution of balance of these matters. Management is unable to determine what, if any, potential liability may be incurred as a result of the ultimate outcome of the remaining complaints.

         In July 1999, the U.S. Food and Drug Administration (FDA) issued a warning letter to the Company regarding an unspecified instance where the Company allegedly dispensed prescription veterinary drugs without obtaining a lawful written or oral order from a licensed veterinarian within the course of the veterinarian's professional practice. In February 2000, the U.S. Environmental Protection Agency (EPA) issued a Stop Sale, Use or Removal Order to the Company regarding the alleged distribution or sale of misbranded medication in violation of the Federal Insecticide, Fungicide and Rodenticide Act, as amended. The FDA and EPA have not asserted claims for damages or penalties. The Company has submitted written responses to both the letter and the order indicating that the Company reviewed its internal procedures relating to the matters raised by these regulatory agencies and the Company believes that it is in compliance with all applicable rules and regulations.

         During fiscal 2001, the Indiana Pharmacy Board advised the Company that its application for non-resident pharmacy registration was denied based upon the alleged discipline that was taken on the Company's license in Florida as discussed above. The Company is contesting the denial and is continuing discussions in an effort to reach a resolution of the matter. Management is unable to determine at this time the result of the ultimate outcome of this matter.

         During fiscal 2001, the Company was notified that the Hawaii Regulated Industries Complaints Office was prepared to file a petition for disciplinary action against the Company for alleged violations of the Hawaii Administrative Rules for purportedly failing to report a change of address within 10 days and for alleged failing to report in writing the alleged disciplinary decision issued in Florida within 30 days. The Company is continuing discussions to resolve the matter. Management is unable to determine at this time the results of the ultimate outcome of this matter.

Litigation

         The Company is involved in litigation arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, these matters will be resolved without material adverse effect on the Company's results of operations or financial position.

Employment Agreement

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Sales

         Sales decreased by $1,558,275, or 37%, for the three months ended June 30, 2000 from the three months ended June 30, 1999. This decrease was primarily attributable to a decline in retail sales of $803,985, or 28%, and a decline in wholesale sales of $754,290, or 56%, due to a decrease in television advertising and increased price competition. Membership fees remained consistent as a proportionate share of sales.

         The following table provides a breakdown of our sales by product category for the three months ended June 30, 1999 and 2000:

                                               THREE MONTHS ENDED JUNE 30,
                                               ----------------------------
                                                  1999              2000
                                                 ------            -----

Prescription medications                           52.8%            49.1%
Non-prescription medications                       21.8             22.0
Health and nutritional supplements                  2.2              3.0
Accessories                                         1.9              2.9
Memberships, shipping charges and other            21.3             23.0
                                                 ------            -----
Total sales                                      100.0%            100.0%


Gross Profit

         Gross profit as a percentage of sales decreased by approximately 12.5%, to approximately 36.1% for the three months ended June 30, 2000 from approximately 48.6% for the three months ended June 30, 1999. This decrease in gross profit as a percentage of sales is the result of increased price competition and product costs.

Operating Expenses

         GENERAL AND ADMINISTRATIVE. General and administrative expense increased $176,303, or approximately 15.7% for the three months ended June 30, 2000 from the three months ended June 30, 1999. The increase in general and administrative is primarily due to additional professional fees as a result of our increased reporting responsibilities as a public company as well, as fees we incurred to respond to the various administrative actions initiated by several of the states in which we sell our products (see Note 6 in the Condensed

Consolidated Financial Statements (unaudited)). General and administrative expense as a percentage of sales was approximately 26.8% and approximately 49.3% for the three months ended June 30, 1999 and 2000, respectively. The significant increase in general and administrative expense as a percentage of sales is primarily attributable to the decrease in sales for the quarter ended June 30, 2000 compared with the year earlier period.

         ADVERTISING EXPENSE. Advertising expense increased by $132,500, or approximately 34.3%, for the three months ended June 30, 2000 from the three months ended June 30, 1999. The increase in advertising expense was primarily due to catalog production and distribution expense, which increased to approximately $323,000 during the three months ended June 30, 2000 from approximately $173,055 during the three months ended June 30, 1999. This increase was offset by a decrease in television advertising of $140,028 during the three months ended June 30, 2000 from the three months ended June 30, 1999. The Company also wrote off approximately $157,000 of catalogs during the three months ended June 30, 2000 which the Company was unable to distribute.

Other Income (Expense)

         INTEREST EXPENSE. Interest expense increased $24,639, or approximately 43.9%, for the three months ended June 30, 2000 from the three months ended June 30, 1999, as a result of the increase in indebtedness and borrowings under our line of credit in order to finance the acquisition of our headquarters and distribution center and subsequent capital improvements in April and May 1999.

Provision for Income Taxes

         We have incurred significant net losses since our inception in 1996. These losses have resulted in net operating loss carryforwards and deferred tax assets, which have been used by us to offset tax liabilities which may have been incurred in prior periods. We have recorded a valuation allowance against the deferred income tax assets since future utilization of these assets is subject to our ability to generate taxable income.

Net (Loss) Income

         Net (loss) income was a net loss of $1,037,944 for the three months ended June 30, 2000 as compared to net income of $377,272 for the three months ended June 30, 1999. The increase was attributable to the aforementioned.

Liquidity and Capital Resources

         Our working capital deficiency at June 30, 2000 was $2,178,687 as compared to working capital of $398,218 at March 31, 2000. The primary change in working capital at June 30, 2000 is the result of classifying all of our mortgage obligation as a current liability at June 30, 2000. The reclassification, which has not resulted in a change in the repayment schedule of our mortgage, was required as a result of our violation of certain debt covenants at June 30, 2000 and failure to obtain waivers beyond April 1, 2000. The balance of the change in working capital at June 30, 2000 compared with March 31, 2000 was primarily attributable to:

         o A decrease of $411,768 in our inventories as a result of a lower investment in inventory,

         o A decrease in our prepaid and other current assets of $319,217 as a result of a decrease in prepaid advertising and marketing,

         o  An increase in our accounts payable of $288,152, and

         o  A decrease of $166,100 in borrowings under our line of credit.

         Net cash provided by operating activities was $131,931 for the three months ended June 30, 2000 as compared to net cash used in operating activities of $377,522 for the three months ended June 30, 1999. This change was primarily the result of an increase in cash provided by inventories of $1,293,381 and accounts payable of $370,186, reduced by our net loss of $1,037,944 for the three months ended June 30, 2000 as compared to our net income of $377,272 for the comparable period in fiscal 2000.

         Net cash used in investing activities decreased to $22,525 for the three months ended June 30, 2000 as compared to net cash used in investing activities of $29,653 for the three months ended June 30, 1999. Net cash used by financing activities for the three months ended June 30, 2000 was $238,116 as compared with net cash provided by financing activities of $436,998 for the three months ended June 30, 1999. This change was primarily attributable to a reduction of net proceeds from the sale of common stock and proceeds from capital lease obligations, and an increase in payments of capital lease obligations and borrowings under our line of credit at June 30, 2000 as compared to June 30, 1999.

         Since inception, we have primarily funded our growth through the private placement of securities, bank borrowings and capital leases.

         In March 1999, we purchased a 50,000 square foot building, which serves as our headquarters and distribution center. In May 1999, we moved our operations to this location following a renovation of the facility. We currently have a $1,616,394 mortgage on the building and a $1,000,000 line of credit from SouthTrust Bank. Borrowings under the line of credit are limited to 40% of our eligible inventory value up to $1,000,000. The line of credit is secured by substantially all of our assets, and interest is at the bank's base lending rate plus 1%, which equaled 10.5% at June 30, 2000. As of June 30, 2000, we had $610,100 outstanding under the line of credit. On February 24, 2000, we agreed to maintain $300,000 with SouthTrust Bank, as additional collateral on the mortgage, in exchange for waivers and amendments to three financial covenants. The requirement to maintain the funds expires no later than December 24, 2000.

         We have been the subject of administrative complaints filed with the Florida Board of Pharmacy and Florida Agency for Health Care Administration, as well as similar agencies in other states in which we are licensed as a pharmacy, for allegedly failing to verify prescriptions. See Note 6 Commitments and Contingencies to the Condensed Consolidated Financial Statements (unaudited) appearing elsewhere in this Quarterly Report, and Part II, Item 1. Legal Proceedings of this Quarterly Report. In the past we have settled some of these complaints which resulted in our payment of fines and costs. Other of these complaints are pending and we are not able to estimate at this time the effect, if any, of the resolution of those pending matters. We believe we are operating our business in accordance with the rules of the various states in which we are licensed as a pharmacy, and that the majority of these complaints were initiated by veterinarians with whom we compete in the sale of prescription medications. We have, however, recently experienced a slight increase in the number of complaints filed against us. We are attempting to resolve these complaints with as little financial impact on us as possible; however, we cannot predict at this time the likelihood of success on our part or what the short or long term effect will be to PetMed as a result of these pending, or any future, complaints which may be filed against us.

         For the three months ended June 30, 2000, we have incurred significant operating losses and cash flow deficiencies. This discussion has been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We had an operating loss of approximately $960,837 for the three months ended June 30, 2000 and negative working capital of $2,178,687 at June 30, 2000. In addition, we were in violation of certain of our debt covenants at June 30, 2000 which resulted in classifying all of our mortgage payable as a current liability. As a result, we are dependent upon capital from outside sources in order to fund future operations. These matters raise substantial doubt about our ability to continue as a going concern. This discussion regarding our results of operations as well as our financial statements which are included elsewhere herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

         We are actively seeking to raise additional capital through the sale of equity securities and through the sale and leaseback of its land and building. In addition, we have a plan whereby certain personnel and administrative costs may be reduced so that we may continue to meet its operating and financing obligations as they come due. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to us. Further, there can be no assurance that even if such additional capital is obtained or the planned cost reductions are implemented, that we will achieve profitability or positive cash flow.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         During fiscal 2001, the Indiana Pharmacy Board advised us that our application for non-resident pharmacy registration was denied based upon the alleged discipline that was taken on our license in Florida as discussed in Note 6 Commitments and Contingencies to the Condensed Consolidated Financial Statements (unaudited) appearing elsewhere in this Quarterly Report. We are contesting the denial and are continuing discussions in an effort to reach a resolution of the matter. We are unable to determine at this time the result of the ultimate outcome of this matter.

         During fiscal 2001, we were notified that the Hawaii Regulated Industries Complaints Office was prepared to file a petition for disciplinary action against us for alleged violations of the Hawaii Administrative Rules for purportedly failing to report a change of address within 10 days and for alleged failing to report in writing the alleged disciplinary decision issued in Florida within 30 days. We are continuing discussions to resolve the matter. We are unable to determine at this time the results of the ultimate outcome of this matter.

Item 2.  Changes in Securities and Use of Proceeds.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item6.   Exhibits and Reports on Form 8-K.

         (a)      Exhibits

NO.               DESCRIPTION
---               -----------

27                Financial Data Schedule

         (b)      None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PetMed Express, Inc.,
                                          a Florida corporation

Date: August 18, 2000                     /s/ Marc A. Puleo
                                          --------------------------------
                                          Marc A. Puleo, M.D.,
                                          Chief Executive Officer



                                          /s/ John S. Vermaaten
                                          --------------------------------
                                          Chief Financial Officer and Treasurer
                                          (Principal Accounting Officer)

                                INDEX TO EXHIBITS

NO.            DESCRIPTION
---            -----------

27             Financial Data Schedule