Form 10QSB
period 2000-09-30
PETMED EXPRESS INC
filed 2000-11-07
CIK 1040130

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

    [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended September 30, 2000

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of October 31, 2000, the registrant had issued and outstanding 6,385,010 shares of common stock.

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          INDEX TO FINANCIAL STATEMENTS


                                                                                 Page Number

Condensed Consolidated Balance Sheet at September 30, 2000 (unaudited)                1


Condensed Consolidated Statements of Operations for the three and six months
 ended September 30, 2000 (unaudited) and 1999 (unaudited)                            3


Condensed Consolidated Statements of Cash Flows for the six months
         ended September 30, 2000 (unaudited) and 1999 (unaudited)                    4

Notes to Condensed Consolidated Financial Statements (unaudited)                      6



                       PETMED EXPRESS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2000

                                   (UNAUDITED)

ASSETS
Current assets:

   Cash and cash equivalents                                        $  223,045
   Accounts receivable, less allowance for doubtful accounts           102,922
     of $46,807
   Inventories                                                         655,239
   Prepaid expenses and other current assets                            67,620
                                                                    ----------
Total current assets                                                 1,048,826

Property and equipment, net                                          3,176,391

Other assets, net                                                      109,285





                                                                    ----------
Total assets                                                        $4,334,502
                                                                    ==========



SEE ACCOMPANYING NOTES.



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                            $ 1,326,639
   Line of credit                                                                  141,214
   Current portion of capital lease obligations                                    217,120
   Mortgage payable                                                              1,600,506
   Current portion of other liabilities                                            165,000
   Accrued expenses                                                                214,887
                                                                               -----------
Total current liabilities                                                        3,665,366

Deferred membership fee revenue                                                    260,419
Capital lease obligations, less current portion                                    114,411

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares authorized; 2,500 convertible shares issued and outstanding at September 30,
     2000 with a liquidation preference of $4 per share                              8,898
   Common stock, $.001 par value, 20,000,000 shares authorized;
     6,385,010 shares issued and outstanding at September 30, 2000                   6,385
   Additional paid-in capital                                                    4,585,718
   Accumulated deficit                                                          (4,306,695)
                                                                               -----------
Total stockholders' equity                                                         294,306
                                                                               -----------
Total liabilities and stockholders' equity                                     $ 4,334,502
                                                                               ===========


                       PETMED EXPRESS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     Three Months Ended                      Six Months Ended
                                                        September 30                           September 30
                                              -------------------------------         --------------------------------
                                                 2000                1999                 2000              1999
                                              -----------         -----------         -----------         -----------
Sales                                         $ 2,667,336         $ 4,170,077         $ 5,304,051         $ 8,365,067
Cost of sales                                   1,703,678           2,396,897           3,387,236           4,553,227
                                              -----------         -----------         -----------         -----------
Gross profit                                      963,658           1,773,180           1,916,815           3,811,840
                                              -----------         -----------         -----------         -----------

Operating expenses:
   General and administrative                   1,094,048           1,614,669           2,392,700           2,737,017
   Advertising                                     29,298             553,518             548,520             940,240
   Depreciation and amortization                   88,524              73,828             184,644             151,916
                                              -----------         -----------         -----------         -----------
Total operating expenses                        1,211,870           2,242,015           3,125,864           3,829,173
                                              -----------         -----------         -----------         -----------
Loss from operations                             (248,212)           (468,835)         (1,209,049)            (17,333)

Other income (expense):
   Interest expense                               (70,414)            (55,293)           (151,195)           (111,436)
   Interest income                                 19,628               9,510              23,844              16,855
   Other, net                                         396              (8,926)               (146)            (34,358)
                                              -----------         -----------         -----------         -----------
Loss before provision for income taxes           (298,602)           (523,544)         (1,336,546)           (146,272)
Provision for income taxes                             --                  --                  --                  --
                                              -----------         -----------         -----------         -----------
Net loss                                      $  (298,602)        $  (523,544)        $(1,336,546)        $  (146,272)
                                              ===========         ===========         ===========         ===========

Basic and diluted loss per common
   share                                      $     (0.05)        $     (0.08)        $     (0.21)        $     (0.02)
                                              ===========         ===========         ===========         ===========
Weighted average number of
   common shares
   outstanding                                  6,385,010           6,369,822           6,382,478           6,369,822
                                              ===========         ===========         ===========         ===========





SEE ACCOMPANYING NOTES.

                       PETMED EXPRESS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   Six Months Ended
                                                                      September 30
                                                            -------------------------------
                                                                2000                1999
                                                            -----------         -----------
OPERATING ACTIVITIES
Net loss                                                    $(1,336,546)        $  (146,272)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                               179,020             113,643
     Amortization                                                 5,624              38,273
     Amortization of deferred membership fee revenue           (233,063)           (253,169)
     Provision for doubtful accounts                             18,060              59,001
     In-kind services                                                --              50,000
     Changes in operating assets and liabilities:
       Accounts receivable                                       66,891              80,450
       Inventories                                            1,097,457            (429,642)
       Prepaid expenses and other current assets                282,924             (67,526)
       Accounts payable                                          44,006             126,658
       Other liabilities                                        (45,000)                 --
       Accrued expenses                                         119,839             347,894
       Deferred membership fee revenue                          220,084             228,642
                                                            -----------         -----------
Net cash provided by operating activities                       419,296             147,952
                                                            -----------         -----------

INVESTING ACTIVITIES

Purchases of property and equipment                             (48,843)           (262,065)
Certificate of deposit                                          300,000                  --
Other assets                                                      1,999             (13,769)
                                                            -----------         -----------
Net cash provided by (used in) investing activities             253,156            (275,834)
                                                            -----------         -----------



CONTINUED ON NEXT PAGE.

                       PETMED EXPRESS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                                      Six Months Ended
                                                                         September 30
                                                               --------------------------------
                                                                  2000                1999
                                                               -----------         -----------
FINANCING ACTIVITIES
Net proceeds from sale of common stock                                  --               9,000
Payments on capital lease obligations                              (94,861)                 --
Exercise of stock options                                               --             247,998
Repayments under line of credit                                   (634,986)                 --
Payments on mortgage payable                                       (31,406)            (20,091)
Repayments under note payable to related party                          --          (1,500,000)
Proceeds from mortgage payable                                          --           1,680,000
                                                               -----------         -----------
Net cash (used in) provided by financing activities               (761,253)            416,907
                                                               -----------         -----------

Net (decrease) increase in cash and cash equivalents               (88,801)            289,025
Cash and cash equivalents at beginning of fiscal year              311,846             685,749
                                                               -----------         -----------
Cash and cash equivalents at end of quarter                    $   223,045         $   974,774
                                                               ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest                                         $    82,143         $   111,436
                                                               ===========         ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Equipment purchased through capital lease obligations          $        --         $   223,284
                                                               ===========         ===========



SEE ACCOMPANYING NOTES.

                       PETMED EXPRESS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

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

The Company's fiscal year end is March 31. References herein to fiscal 2001 or 2000 refer to the Company's fiscal years ended March 31, 2001 and 2000, respectively.

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

                       PETMED EXPRESS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company's condensed consolidated financial statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

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

COMPREHENSIVE INCOME

The Company has adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The items of comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. There were no items of comprehensive income for any periods presented herein.

                       PETMED EXPRESS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

Certain reclassifications have been made to the 2000 statement of operations to conform to the 2001 presentation.

2. GOING CONCERN AND MANAGEMENT'S PLANS

For the three and six months ended September 30, 2000, the Company has incurred significant operating losses and a cash flow deficiency. These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a net loss of $1,336,546 for the six months ended September 30, 2000 and negative working capital of $2,616,540 at September 30, 2000. In addition, the Company was in violation of certain of its debt covenants at September 30, 2000.

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

                       PETMED EXPRESS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3. MORTGAGE PAYABLE AND LINE OF CREDIT AGREEMENT

In September 1999, the Company entered into a $1,000,000 line of credit agreement with SouthTrust Bank that matured on September 17, 2000. On February 24, 2000, the Company agreed to maintain a $300,000 Certificate of Deposit with SouthTrust Bank, as additional collateral on the mortgage and line of credit, in exchange for waivers and amendments to three financial covenants. When the line of credit matured on September 17, 2000, the proceeds of the Certificate of Deposit including interest earned were used to repay a portion of the outstanding line of credit.

A new line of credit has been established which matures on December 17, 2000 and borrowings under that line of credit are limited to $141,214 and accrue interest at the lending institution's base rate plus 1% (10.5% at September 30, 2000). The line of credit is secured by substantially all the assets of the Company. At September 30, 2000, $141,214 was outstanding under the line of credit agreement. Both the line of credit and mortgage payable contain various financial and operating covenants.

At March 31, 2000 and September 30, 2000, the Company was in violation of certain of its financial covenants, including those, which had been previously amended. The Company obtained waivers/amendments in July 2000, which suspended the fixed charge coverage, working capital and bank debt to adjusted net worth requirements of the covenants through April 1, 2001. Since these covenants were not suspended beyond April 1, 2001, the Company has classified its entire mortgage obligation as current in the accompanying balance sheet. Had these waivers not been obtained, the Company would have been in default of its mortgage payable and line of credit agreement at September 30, 2000.

4. STOCKHOLDERS' EQUITY

IN-KIND CONTRIBUTION OF SERVICES

During the quarter ended September 30, 1999, the Company's President and Chief Executive Officer (CEO) did not receive a salary for services performed on behalf of the Company. The Company does not intend to pay the President and CEO for these services but has recorded compensation expense for these contributed services with an offsetting increase in additional paid-in capital. Several factors were considered in estimating the amount of contributed services, including the level and type of services

                       PETMED EXPRESS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


provided as well as the amount of compensation received by other senior executives of the Company. The CEO began receiving payment for his current services in May 2000.

5. EARNINGS PER SHARE

The Company adopted SFAS No. 128, EARNINGS PER SHARE, effective March 31, 1998. In accordance with the requirements of SFAS No. 128, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effects of stock options (as calculated utilizing the treasury stock method) and the equivalent common shares of outstanding convertible preferred stock. Options were not included in the calculation of earnings per share for the three and six months ended September 30, 1999 and 2000 because their effect would have been antidilutive.

6. COMMITMENTS AND CONTINGENCIES

During fiscal 2000 and 2001, various complaints were filed against the company with the Florida Board of Pharmacy and Florida Agency for Health Care Administration for alleged violations of the Florida Pharmacy Act related to our alleged failure to verify prescriptions. In addition, during fiscal 2001, a complaint was filed by the Attorney General of Missouri alleging that the Company failed to verify certain prescriptions. During fiscal 2000, three of these complaints were settled for fines of $35,000 and costs of $10,671. Management is continuing discussions in an attempt to reach a resolution of these matters. Management is unable to determine what, if any, potential liability may be incurred as a result of the ultimate outcome of the remaining complaints.

                       PETMED EXPRESS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

During fiscal 2001, the Company was notified that the Hawaii Regulated Industries Complaints Office was prepared to file a petition for disciplinary action against the Company for alleged violations of the Hawaii Administrative Rules for purportedly failing to report a change of address within 10 days and for alleged failing to report in writing the alleged disciplinary decision issued in Florida within 30 days. The Company settled this matter in the second quarter of fiscal 2001 for $500 in administrative costs.

LITIGATION

On October 12, 2000 the Circuit Court of Orange County, Virginia rendered a judgment for approximately $59,192 plus interest, attorney's fees and costs related to disputed costs with the Company's catalog printer. As of September 30, 2000 the Company had accrued $62,692 for this matter, which is included in accounts payable and accrued expenses in the accompanying balance sheet.

                       PETMED EXPRESS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The Company is involved in litigation arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, these matters will be resolved without material adverse effect on the Company's results of operations or financial position.

ITEM 2.

Management's Discussion and Analysis or Plan of Operation

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1999

Results of Operations

SALES

Sales decreased by $1,502,741, or 36.0%, for the three months ended September 30, 2000 from the three months ended September 30, 1999. This decrease was primarily attributable to a decline in wholesale sales of $1,108,735, or 62.7%, and a decline in retail sales of $394,006, or 16.5%, due to a decline in television advertising and increased price competition. Membership fees remained consistent as a proportionate share of sales.

The following table provides a breakdown of our sales by product category for the three months ended September 30, 2000 and 1999:

                                                            Three Months Ended
                                                               September 30,
                                                           --------------------
                                                           2000           1999
                                                           -----         ------

         Prescription medications                           25.9%         18.5%
         Non-prescription medications                       48.7          59.0
         Health and nutritional supplements                  3.0           2.0
         Accessories                                         2.2           2.1
         Memberships, shipping charges and other            20.2          18.4
                                                           -----         -----
         Total sales                                       100.0%        100.0%
                                                           =====         =====

GROSS PROFIT

Gross profit as a percentage of sales decreased to approximately 36.1% for the three months ended September 30, 2000 from approximately 42.5% for the three months ended September 30, 1999. This decrease in gross profit as a percentage of sales is the result of increased price competition and product costs.

OPERATING EXPENSES

GENERAL AND ADMINISTRATIVE. General and administrative expense decreased $520,621, or approximately 32.2% for the three months ended September 30, 2000 from the three months ended September 30, 1999. The decrease in general and administrative is primarily due to lower payroll and related costs and other administrative costs. General and administrative expense as a percentage of sales was 41.0% and approximately 38.7% for the three months ended September 30, 2000 and 1999, respectively. The increase in general and administrative expense as a percentage of sales is primarily attributable to the decrease in sales for the quarter ended September 30, 2000 compared with the three months ended September 30, 1999.

ADVERTISING EXPENSE. Advertising expense decreased by $524,220, or approximately 94.7%, for the three months ended September 30, 2000 from the three months ended September 30, 1999. The decrease in advertising expense was primarily due to catalog production and distribution expense, which decreased to $14,465 during the three months ended September 30, 2000 from $216,064 during the three months ended September 30, 1999. Also, television advertising decreased to $8,170 during the three months ended September 30, 2000 from $304,267 for the three months ended September 30, 1999.

OTHER INCOME (EXPENSE)

INTEREST EXPENSE. Interest expense increased $15,121, or approximately 27.3%, for the three months ended September 30, 2000 from the three months ended September 30, 1999, as a result of the increase in indebtedness in order to finance the acquisition of our headquarters and distribution center and subsequent capital improvements in April and May 1999, and borrowings under our line of credit.

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

NET LOSS

Net loss was $298,602 for the three months ended September 30, 2000 as compared to net loss of $523,544 for the three months ended September 30, 1999. The decrease was attributable to the aforementioned.

SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE SIX MONTHS ENDED SEPTEMBER 30, 1999

SALES

Sales decreased by $3,061,016 or 36.6%, for the six months ended September 30, 2000 from the six months ended September 30, 1999. This decrease was primarily attributable to a decline in wholesale sales of $1,863,025, or 59.5%, and a decline in retail sales of $1,197,991, or 23.0%, due to a decline in television advertising and increased price competition. Membership fees remained consistent as a proportionate share of sales.

The following table provides a breakdown of our sales by product category for the six months ended September 30, 2000 and: 1999

                                                            Six Months Ended
                                                               September 30,
                                                          --------------------
                                                           2000          1999
                                                          -----         -----

         Prescription medications                          23.9%         22.0%
         Non-prescription medications                      48.9          52.7
         Health and nutritional supplements                 2.9           1.9
         Accessories                                        2.6           2.2
         Memberships, shipping charges and other           21.7          21.2
                                                          -----         -----
         Total sales                                      100.0%        100.0%
                                                          =====         =====

GROSS PROFIT

Gross profit as a percentage of sales decreased to approximately 36.1% for the six months ended September 30, 2000 from approximately 45.6% for the six months ended September 30, 1999. This decrease in gross profit as a percentage of sales is the result of increased price competition and product costs.

OPERATING EXPENSES

GENERAL AND ADMINISTRATIVE. General and administrative expense decreased $344,317, or approximately 12.6% for the six months ended September 30, 2000 from the six months ended September 30, 1999. The decrease in general and administrative is primarily due to lower payroll and related costs. General and administrative expense as a percentage of sales was approximately 45.1% and approximately 32.7% for the six months ended September 30, 2000 and 1999, respectively. The significant increase in general and administrative expense as a percentage of sales is primarily attributable to the decrease in sales for the six months ended September 30, 2000 compared with the six months ended September 30, 1999.

ADVERTISING EXPENSE. Advertising expense decreased by $391,720, or approximately 41.7%, for the six months ended September 30, 2000 from the six months ended September 30, 1999. The decrease in advertising expense was primarily due to catalog production and distribution expense, which increased to approximately $488,692 during the six months ended September 30, 2000 from approximately $427,491 during the six months ended September 30, 1999. Also, television advertising decreased to $16,927 during the six months ended September 30, 2000 from $445,798 for the three months ended September 30, 1999.

OTHER INCOME (EXPENSE)

INTEREST EXPENSE. Interest expense increased $39,759, or approximately 35.7%, for the six months ended September 30, 2000 from the six months ended September 30, 1999, as a result of the increase in indebtedness in order to finance the acquisition of our headquarters and distribution center and subsequent capital improvements in April and May 1999, and borrowings under our line of credit.

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

NET LOSS

Net loss was $1,336,546 for the six months ended September 30, 2000 as compared to a net loss of $146,272 for the six months ended September 30, 1999. The increase was attributable to the aforementioned.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital deficiency at September 30, 2000 was $2,616,540 as compared to working capital of $398,218 at March 31, 2000. The primary change in working capital at September 30, 2000 is the result of classifying the Company's entire mortgage obligation of $1,600,506 as a current liability at September 30, 2000. The reclassification, which has not resulted in a change in the repayment schedule of our mortgage, was required as a result of our violation of certain debt covenants at

September 30, 2000 and our decision not to seek waivers beyond
April 1, 2001. The balance of the change in working capital at September 30, 2000 compared with March 31, 2000 was primarily attributable to:

     o A decrease of $1,097,457 in our inventories as a result of a lower investment in inventory, and

     o A decrease in our prepaid and other current assets of $282,924 as a result of a decrease in prepaid advertising and marketing.


Net cash provided by operating activities was $419,296 for the six months ended September 30, 2000 as compared to net cash provided by operating activities of $147,952 for the six months ended September 30, 1999. This change was primarily the result of an increase in cash provided by a reduction in inventories of $1,527,099 and prepaid expenses of $350,450, offset by our net loss of $1,336,546 for the six months ended September 30, 2000 as compared to our net loss of $146,272 for the three months ended September 30, 1999.

Net cash provided by investing activities increased to $253,156 for the six months ended September 30, 2000 as compared to net cash used in investing activities of $275,834 for the six months ended September 30, 1999. This change was primarily attributable to a reduction of purchases of property and equipment and proceeds from our previously restricted certificate of deposit at September 30, 2000, as compared to September 30, 1999.

Net cash used by financing activities for the six months ended September 30, 2000 was $761,253 as compared with net cash provided by financing activities of $416,907 for the six months ended September 30, 1999. This change was primarily attributable to a reduction of proceeds from exercised stock options, an increase in payments of capital lease obligations and repayments under our line which matured on September 17, 2000, as compared to September 30, 1999.

Since inception, we have primarily funded our growth through the private placement of securities, bank borrowings and capital leases.

In March 1999, we purchased a 50,000 square foot building, which serves as our headquarters and distribution center. In May 1999, we moved our operations to this location following a renovation of the facility. We currently have a $1,600,506 mortgage on the building and a line of credit from SouthTrust Bank. Borrowings under the line of credit are limited to $141,214. The line of credit is secured by substantially all of our assets, and interest is at the bank's base lending rate plus 1%, which equaled 10.5% at September 30, 2000. As of September 30, 2000, we had $141,214 outstanding under the line of credit.

We have been the subject of administrative complaints filed with the Florida Board of Pharmacy and Florida Agency for Health Care Administration, as well as similar agencies in other states in which we are licensed as a pharmacy, for allegedly failing to verify prescriptions. See Note 6 Commitments and Contingencies to the Condensed Consolidated Financial Statements (unaudited) appearing elsewhere in this Quarterly Report, and Part II, Item 1. Legal Proceedings of this Quarterly Report. In the past, we have settled some of these complaints, which resulted in our payment of fines and costs. Other of these complaints are pending and we are not able to estimate at this time the effect, if any, of the resolution of those pending matters. We believe we are operating our business in accordance with the rules of the various states in which we are licensed as a pharmacy, and that the majority of these complaints are initiated by veterinarians with whom we compete in the sale of prescription medications. We are attempting to resolve these complaints with as little financial impact on us as possible; however, we cannot predict at this time the likelihood of success on our part or what the short or long term effect will be to PetMed as a result of these pending, or any future, complaints which may be filed against us.

For the three and six months ended September 30, 2000, we have incurred significant operating losses and cash flow deficiencies. This discussion has been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We had a net loss of $1,336,546 for the six months ended September 30, 2000 and negative working capital of $2,616,540 at September 30, 2000. In addition, we were in violation of certain of our debt covenants at September 30, 2000, which resulted in classifying our entire mortgage payable as a current liability. As a result, we are dependent upon capital from outside sources in order to fund future operations. These matters raise substantial doubt about our ability to continue as a going concern. This discussion regarding our results of operations as well as our financial statements which are included elsewhere herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We are actively seeking to raise additional capital through the sale of equity securities and through the sale and leaseback of our land and building. In addition, we have a plan whereby certain non-essential personnel and administrative costs may be reduced so that we may continue to meet our operating and financing obligations as they come due. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to us. Further, there can be no assurance that even if such additional capital is obtained or the planned cost reductions are implemented, that we will achieve profitability or positive cash flow.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities and Use of Proceeds.

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item6.   Exhibits and Reports on Form 8-K.

         (a) Exhibits

No.                  Description
---                  -----------
27       Financial Data Schedule

         (b) Reports on Form 8K

             On September 14, 2000 we filed a report on Form 8K regarding the resignation of certain of our Board Directors.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         PetMed Express, Inc.,
                                         a Florida corporation



Date: November 6, 2000                   /s/ Marc A. Puleo
                                         --------------------------------
                                         Marc A. Puleo, M.D.,
                                         Chief Executive Officer



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