Form 10QSB
period 2000-12-31
PETMED EXPRESS INC
filed 2001-02-14
CIK 1040130

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

         [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended December 31, 2000

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from ________ to ________

Commission file number 000-28827

                              PetMed Express, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Florida
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   65-0680967
                        ---------------------------------
                        (IRS Employer Identification No.)

                 1441 SW 29 Avenue, Pompano Beach, Florida 33069
                 -----------------------------------------------
                    (Address of principal executive offices)

                                  954-979-5995
                           ---------------------------
                           (Issuer's telephone number)

                                 Not applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ].

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of January 26, 2001, the registrant had issued and outstanding 16,385,010 shares of common stock.

         Transitional Small Business Disclosure Format (check one). Yes [ ] No [X].

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          INDEX TO FINANCIAL STATEMENTS


                                                                        Page Number
                                                                        -----------
Condensed Consolidated Balance Sheet at December 31, 2000 (unaudited)        1


Condensed Consolidated Statements of Operations for the
three and nine months ended December 31, 2000 (unaudited) and 1999
(unaudited)                                                                  3


Condensed Consolidated Statements of Cash Flows for the nine months
ended December 31, 2000 (unaudited) and 1999 (unaudited)                     4

Notes to Condensed Consolidated Financial Statements (unaudited)             6



                       PETMED EXPRESS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000
                                   (UNAUDITED)

ASSETS
Current assets:
   Cash and cash equivalents                                      $  591,922
   Accounts receivable, less allowance for doubtful accounts
     of approximately $46,000                                         65,283
   Inventories                                                       484,371
   Prepaid expenses and other current assets                          33,389
                                                                  ----------
Total current assets                                               1,174,965

Property and equipment, net                                        3,121,597

Other assets, net                                                    106,473
                                                                  ----------
Total assets                                                      $4,403,035
                                                                  ==========



SEE ACCOMPANYING NOTES.


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                     $ 1,153,584
   Line of credit                                                                141,214
   Current portion of capital lease obligations                                  236,957
   Mortgage payable                                                            1,578,652
   Current portion of other liabilities                                          135,000
   Deferred membership fees                                                      207,831
                                                                             -----------
Total current liabilities                                                      3,453,238

Capital lease obligations, less current portion                                   61,783

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares authorized; 2,500 convertible shares issued and outstanding at December 31,
     2000 with a liquidation preference of $4 per share                            8,898
   Common stock, $.001 par value, 20,000,000 shares authorized;
     16,385,010 shares issued and outstanding at December 31, 2000                16,385
   Additional paid-in capital                                                  6,533,628
   Subscription receivable                                                    (1,000,000)
   Accumulated deficit                                                        (4,670,897)
                                                                             -----------
Total stockholders' equity                                                       888,014
                                                                             -----------

                                                                             -----------
Total liabilities and stockholders' equity                                   $ 4,403,035
                                                                             ===========




                       PETMED EXPRESS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     Three Months Ended                     Nine Months Ended
                                                         December 31                           December 31
                                              -------------------------------       -------------------------------
                                                   2000              1999               2000               1999
                                              ------------       ------------       ------------       ------------
Sales                                         $  1,795,439       $  3,232,016       $  7,099,490       $ 11,597,084

Cost of sales                                    1,078,420          1,628,429          4,465,656          6,181,656
                                              ------------       ------------       ------------       ------------
Gross profit                                       717,019          1,603,587          2,633,834          5,415,428
                                              ------------       ------------       ------------       ------------

Operating expenses:
   General and administrative                      747,835          1,484,691          3,140,535          4,316,622
   Advertising                                     203,141            296,001            751,661          1,141,328
   Depreciation and amortization                    92,607            102,721            277,251            254,637
                                              ------------       ------------       ------------       ------------
Total operating expenses                         1,043,583          1,883,413          4,169,447          5,712,587
                                              ------------       ------------       ------------       ------------
Loss from operations                              (326,564)          (279,826)        (1,535,613)          (297,159)

Other income (expense):
   Interest expense                                (53,923)           (70,268)          (205,118)          (181,703)
   Interest income                                  14,024              6,956             37,868             23,812
   Other, net                                        2,261             16,845              2,115            (17,513)
                                              ------------       ------------       ------------       ------------
Net loss                                      $   (364,202)      $   (326,293)      $ (1,700,748)      $   (472,563)
                                              ============       ============       ============       ============

Basic and diluted loss per common
   share                                      $      (0.03)      $      (0.05)      $      (0.20)      $      (0.07)
                                              ============       ============       ============       ============
Weighted average number of common shares
   outstanding                                  13,051,676          6,369,822          8,605,544          6,369,822
                                              ============       ============       ============       ============



SEE ACCOMPANYING NOTES

                       PETMED EXPRESS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      Nine Months Ended
                                                                         December 31
                                                                -----------------------------
                                                                   2000              1999
                                                                -----------       -----------
OPERATING ACTIVITIES
Net loss                                                        $(1,700,748)      $  (472,563)
Adjustments to reconcile net loss to net cash
   used by operating activities:
     Depreciation                                                   268,814           210,917
     Amortization                                                     8,436            43,720
     Amortization of deferred membership fee revenue               (331,300)         (440,858)
     Provision for doubtful accounts                                 17,609           167,052
     Issuance of stock options in settlement of litigation               --           140,000
     In-kind services                                                    --            75,000
     Changes in operating assets and liabilities:
       Accounts receivable                                          104,981            26,065
       Inventories                                                1,268,325          (363,820)
       Prepaid expenses and other current assets                    317,155           (21,973)
       Income Tax Receivable                                             --           (96,365)
       Accounts payable and accrued expenses                       (224,097)         (155,476)
       Other liabilities                                            (75,000)               --
       Deferred membership fee revenue                              265,733           400,167
                                                                -----------       -----------
Net cash used in operating activities                               (80,092)         (177,182)
                                                                -----------       -----------

INVESTING ACTIVITIES
Purchases of property and equipment                                 (81,844)         (402,758)
Certificate of deposit                                              300,000                --
Other assets                                                             --           (11,051)
                                                                -----------       -----------
Net cash provided by (used in) investing activities                 218,156          (413,809)
                                                                -----------       -----------





CONTINUED ON NEXT PAGE.

                       PETMED EXPRESS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                                   Nine Month Ended
                                                                      December 31
                                                             -----------------------------
                                                                 2000              1999
                                                             -----------       -----------
FINANCING ACTIVITIES
Net proceeds from sale of common stock                           957,910             8,999
Payments on capital lease obligations                           (127,652)          (21,789)
Exercise of stock options                                             --           247,999
Repayments under line of credit                                 (634,986)          500,000
Payments on mortgage payable                                     (53,260)          (32,523)
Repayments under note payable to related party                        --        (1,950,000)
Proceeds from capital lease obligations                               --           242,367
Proceeds from mortgage payable                                        --         1,680,000
                                                             -----------       -----------
Net cash provided by financing activities                        142,012           675,053
                                                             -----------       -----------

Net increase in cash and cash equivalents                        280,076            84,062
Cash and cash equivalents at beginning of fiscal year            311,846           685,749
                                                             -----------       -----------
Cash and cash equivalents at end of period                   $   591,922       $   769,811
                                                             ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest                                       $   183,513       $   152,692
                                                             ===========       ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Equipment purchased through capital lease obligations        $        --       $   223,284
Subscription receivable                                      $ 1,000,000       $        --
                                                             ===========       ===========



SEE ACCOMPANYING NOTES.

                       PETMED EXPRESS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

PetMed Express, Inc. and subsidiary (the Company) is a direct marketer and wholesaler of household pet medications and other pet products and is located in the Ft. Lauderdale, Florida area. The Company takes orders by telephone, internet and mail. Almost all of the Company's sales are to residents of the United States.

During fiscal 2000, the Company changed its name to PetMedExpress.com, Inc. and then subsequently changed its back to PedMed Express, Inc.

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

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying condensed consolidated financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to state fairly the consolidated financial position and consolidated results of operations as of and for the periods indicated. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended March 31, 2000, included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission.

Rule 310(b) of Regulation S-B of the Securities Act of 1933, as amended, provides interim financial statements may be unaudited; however, prior to filing, interim financial statements included in quarterly reports on Form 10-QSB must be reviewed by an independent public accountant using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards, as may be modified or supplemented by the SEC. The unaudited consolidated financial statements for the three months ended December 31, 2000, have not be reviewed by Lopez Levi & Associates, L.L.C., the Company's independent public accountant, as a result of a fee dispute between the Company and its prior independent public accountants. Because of this fee dispute, the Company's prior independent public accountants have not granted access to Lopez Levi & Associates, L.L.C. to the work papers necessary for Lopez Levi & Associates, L.L.C. to conduct the aforedescribed review at this time.

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

SIGNIFICANT RISKS AND UNCERTAINTIES--PRODUCT SUPPLY

Two multi-national pharmaceutical companies, which manufacture, among other products, heartworm medication and flea and tick control products, two of the best-selling products of the Company, have refused to sell these items directly to the Company. Therefore, the Company obtains its inventory of these items through cooperating wholesale sources. To the extent that the Company is unable to purchase these products from other sources, or if they can only be purchased at prices that make their resale uncompetitive in the marketplace, it could have a materially adverse impact on the Company's sales.

EARNINGS PER SHARE

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

2. GOING CONCERN AND MANAGEMENT'S PLANS

For the three and nine months ended December 31, 2000, the Company has incurred significant operating losses and a operating cash flow deficiency. These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a net loss of $1,700,748 for the nine months ended December 31, 2000 and negative working capital of $2,278,270 at December 31, 2000. In addition, the Company was in violation of certain of its debt covenants at December 31, 2000.

As a result, the Company is dependent upon additional capital in order to fund future operations. In November 2000, the Company sold 10,000,000 shares of its common stock and 3,000,000 common stock purchase warrants for aggregate consideration of $2,000,000 in a private transaction exempt from registration. At closing the purchaser tendered $500,000 in cash and a promissory note for $1,500,000, which provided for three equal payments due on December 22, 2000, January 21, 2001 and February 20, 2001. These funds will be used by the Company for general working capital.

Management is also seeking to raise additional capital through the sale and possible leaseback its land and building. No assurances can be given that the Company will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to the Company. Further, there can be no assurances that even if such additional capital is obtained, that the Company will achieve profitability or positive cash flow.

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

A new line of credit has been established which matures on June 17, 2001 and borrowings under that line of credit are limited to $150,000 and accrue interest at the lending institution's base rate plus 1% (10.5% at December 31, 2000). The line of credit is secured by substantially all the assets of the Company. At December 31, 2000, $141,214 was outstanding under the line of credit agreement. Both the line of credit and mortgage payable contain various financial and operating covenants.

At March 31, 2000 and December 31, 2000, the Company was in violation of certain of its financial covenants, including those, which had been previously amended. The Company obtained waivers/amendments in July 2000, which suspended the fixed charge coverage, working capital and bank debt to adjusted net worth requirements of the covenants through April 1, 2001. Since these covenants were not suspended beyond April 1, 2001, the Company has classified its entire mortgage obligation as current in the accompanying balance sheet. Had these waivers not been obtained, the Company would have been in default of its mortgage payable and line of credit agreement at December 31, 2000.

4. STOCKHOLDERS' EQUITY

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

On November 22, 2000, pursuant to a Subscription Agreement, Tricon Holdings, LLC, a Florida limited liability corporation, acquired 10,000,000 shares of the Company's authorized and unissued shares of common stock and warrants to purchase 3,000,000 shares of the Company's authorized and unissued shares of common stock. The warrants are exercisable at $0.33 per share and expire on November 22, 2005. Tricon acquired the Company's shares and warrants in exchange for $2,000,000, of which Tricon delivered $500,000 in cash and a promissory note bearing interest at a rate of six percent per annum for $1,500,000. The note is payable in three equal installments of principal and interest on each of December 22, 2000, January 21, 2001 and

February 20, 2001. The certificates representing 7,500,000 shares were placed in escrow to secure the payment of the note and are being released in three equal amounts on the dates and pending satisfaction of the note pursuant to the terms thereof.

5. COMMITMENTS AND CONTINGENCIES

Various complaints were filed with the Florida Board of Pharmacy and Florida Agency for Health Care Administration against PetMed Express during 1997 and 1999. Those complaints, the vast majority of which were filed by veterinarians who are in competition with us for the sale of pet prescription products, alleged violations of the Florida Pharmacy Act and regulations promulgated thereunder. By Order dated September 20, 1999, the Florida Board of Pharmacy approved a settlement of all pending complaints. The settlement also provided that all future complaints relating to the alleged failure to verify prescriptions prior to September 20, 1999 shall be deemed to be administratively resolved. Under the terms of the settlement, we paid the Florida Board of Pharmacy $7,761 for expenses and costs and a fine of $32,500. We also agreed to periodic reporting and inspection requirements, and enhanced continuing education requirements for certain of its staff.

On November 22, 1999, an Ohio veterinarian filed a complaint against us with the Florida Department of Health and Florida Board of Pharmacy. The complaint alleged that one of the veterinarian's clients received the medication Sentinel by mail from us without a prescription from the veterinarian or another veterinarian. We contested the allegations. By letter dated June 30, 2000, we were notified that the Florida Department of Health, Agency for Health Care Administration filed an administrative complaint against us and our pharmacist, Gordon Gyor, alleging that we dispensed medication without a valid prescription in violation of the Florida Pharmacy Act. Mr. Gyor and we requested a hearing and the administrative complaints were submitted to the Florida Division of Administrative Healings ("DOAH"). We contest the allegations and are continuing discussions in an attempt to reach a resolution of these matters. By Order dated October 26, 2000, the DOAH closed these cases without prejudice pending the parties' attempt to reach a resolution of these matters. Should a resolution not be reached, we intend to vigorously defend against the charges. At this conjuncture, we cannot accurately predict the likelihood of an adverse outcome or provide an estimate of the amount or range of potential loss, if any. The Florida Agency for Health Care Administration ("AHCA") filed various administrative complaints against us and our pharmacist, Gordon Gyor, alleging that Mr. Gyor and we dispensed prescription veterinary medication without a valid prescription or prior authorization from a veterinarian in violation of the Florida Pharmacy Act. Mr. Gyor and we requested a hearing and the administrative complaints were submitted to the DOAH. Mr. Gyor and we contest the allegations. We are continuing discussions in an attempt to reach a resolution of these matters. Should a resolution not be reached, we intend to vigorously defend against the charges. At this juncture, we cannot accurately predict the likelihood of an adverse outcome or provide an estimate of the amount or range of potential loss, if any.

On or about July 11, 2000, a Virginia veterinarian filed a complaint against us with the Florida Agency for Health Care Administration. The complaint alleged that one of the veterinarian's clients received the medications Heartgard Plus Blue and Heartgard Plus Brown by mail from us without a prescription from the veterinarian or another veterinarian. We contest the allegations. We are continuing discussions in an attempt to reach a resolution of these matters. Should a resolution not be reached, we intend to vigorously defend against the charges. At this juncture, we cannot accurately predict the likelihood of an adverse outcome or provide an estimate of the amount or range of potential loss, if any.

On or about February 21, 2000, a Georgia veterinarian sent a letter of complaint about us to the Food and Drug Administration's Center for Veterinary Medicine, Georgia Board of Pharmacy, Georgia Board of Veterinary Medicine, Florida Veterinary Medical Association, Florida Board of Pharmacy, Better Business Bureau, and American Veterinary Medical Association. The complaint alleged that one of the veterinarian's clients received the medication Droncit by mail from us without a prescription from the veterinarian and with a name the veterinarian had not used in two years on the label. The complaint also alleges that a technician under the direction of the veterinarian also received the medication Droncit by mail from us without a prescription from the veterinarian and with a name the veterinarian had not used in two years on the label. We contest the allegations. The Probable Cause Panel has determined probable cause exists to file an administrative complaint against us and our pharmacist, Gordon Gyor. We are continuing discussions in an attempt to reach a resolution of these matters. Should a resolution not be reached, we intend to vigorously defend against the charges. At this juncture, we cannot accurately predict the likelihood of an adverse outcome or provide an estimate of the amount or range of potential loss, if any.

At least one complaint has been filed against us and our pharmacist, Gordon Gyor, relating to dispensing of prescription veterinary medication to customers outside Florida pursuant to prescriptions issued by veterinarians in Maryland and Washington that did not see the animal. These veterinarians were hired by us as independent contractors. The Maryland Board of Veterinary Medicine issued an opinion letter stating that such a practice is not permitted under Maryland law. We contest that dispensing medication under these circumstances is improper. At this juncture, we cannot accurately predict the likelihood of an adverse outcome or provide as estimate of the amount or range of potential loss, if any.

On October 12, 1999, the Alabama State Board of Pharmacy issued to us a statement of charges and notice of hearing. The three count statement of charges alleged that we violated Alabama state law by allegedly dispensing or refilling pet medications Hearguard Plus Blue, Hearguard Plus Green and Interceptor Yellow without the prescription of a licensed practitioner or authorization of the prescriber. The charges, which we contested, were precipitated by complaints filed with the Alabama Board of Veterinary Medicine by three veterinarians. In February 2000, the Alabama State Board of Pharmacy and us agreed to a consent order resolving the matters at issue. The consent order provided that PetMed Express' permit shall be placed on probation for a period of two years, subject to our compliance with the following: we must implement and follow enhanced written policies and procedures; our pharmacy manager must attend a yearly continuing education course in Alabama pharmacy law; we must consent to random periodic inspections of our facility and operations; and we must submit written reports to the Board on a quarterly basis documenting our continuing compliance with applicable rules and regulations in Alabama; and we must comply with applicable laws and regulations. The consent order also required us to pay an administrative fine of $3,000.

On October 8, 1999, the Louisiana Board of Pharmacy issued an official appearance notice summoning us to appear at an administrative hearing on November 18,1999 in Baton Rouge, Louisiana. We were charged with allegedly dispensing pet medications Hearguard Plus Blue and Hearguard Purple without obtaining authorization from the veterinarian or an authorized member of his or her staff in violation of Louisiana state law. The charges, which we contested, were precipitated by a public complaint filed by a Baton Rouge veterinarian. By consent agreement dated February 8, 2000, the Louisiana Board of Pharmacy and we resolved the charges. We paid $3,000 to the Louisiana Board of Pharmacy for administrative costs and expenses of the investigation.

In July 1999, the FDA issued a warning letter to PetMed Express regarding an unspecified instance or instances where we allegedly dispensed prescription veterinary drugs without obtaining a lawful written or oral order from a licensed veterinarian within the course of the veterinarian's professional practice. We deny any alleged violation. The matter was subsequently referred to the FDA's Center for Veterinary Medicine. We submitted a timely written response to the warning letter. At this juncture, we cannot accurately predict the likelihood of an adverse outcome. However, the warning letter did not assert any claim for damages, and we believe we have fully responded and addressed the concerns of the FDA.

In February 2000, the EPA issued a Stop Sale, Use or Removal Order to us regarding the alleged distribution or sale of a misbranded Advantage in violation of the Federal

Insecticide, Fungicide, and Rodenticide Act, as amended. The order provides that we shall not distribute, sell, use or remove the products listed in the order which are allegedly misbranded. The order further provides that we shall not commence any sale or distribution of those products without the prior written approval of the EPA. We deny any alleged violation. The order did not assert any claim for damages. On February 16,2000, we submitted a written response to the order. We are negotiating a proposed settlement with the FDA. We believe we have fully responded and addressed the concerns of the EPA. At this juncture, we cannot accurately predict the likelihood of an adverse outcome.

By letter dated March 8, 2000, the Indiana Board of Pharmacy advised us that our application for a non-resident pharmacy registration was denied based upon the alleged discipline that was taken on our license in Florida. We filed a petition for review appealing the decision by the Indiana Board of Pharmacy and petitioning the Board for an administrative review of its decision. On April 10, 2000 the Indiana Board of Pharmacy issued a notice of hearing scheduling the matter for an administrative hearing before the Board on May 15, 2000. On that date, we were granted a continuance of the administrative hearing to an unspecified date. On July 6, 2000, the Indiana Board of Pharmacy advised us of the following additional matters that allegedly constitute grounds for denial of our application: (1) a May 9, 2000, letter from the Indiana Board of veterinary Medical Examiners concerning a prescription allegedly filled without authorization; (2) disciplinary proceedings before the Louisiana Board of Pharmacy resulting from charges made that we allegedly did not verify prescriptions before dispensing to clients; (3) a "stop sale order" issued to us from the Environmental Protection Agency for allegedly selling misbranded flea control products; (4) an investigation by the State of Missouri for possible violation of that state's laws concerning pharmacy; and (5) alleged representations by us that we shipped drugs into Indiana without being registered. Following a formal hearing, on December 20, 2000, the Indiana Board of Pharmacy denied our application to become registered as a non-resident pharmacy.

By letter dated May 15, 2000, the Attorney General of Missouri transmitted a proposed complaint against us and advised that the Missouri Board of Pharmacy has received information, which it believes shows cause to discipline our license as a pharmacy in the State of Missouri. The complaint alleges that we violated Missouri regulations 4 CSR 270-4.03.1 and 4 CSR 220-2.025 and federal statutes and regulations 21 U.S.C. ss. 352(f), 21 C.F.R. ss. 201.5 and 21 C.F.R. ss. 201.105. We contest the charges. The Board has advised us that it is interested in resolving this matter without the necessity of proceeding to a formal hearing before the Missouri Administrative Hearing Commission. On January 26, 2001, the Missouri Board of Pharmacy offered to settle the matter by placing our pharmacy permit on probation for a period of four years, subject to certain terms and conditions and final approval by the Administrative Hearing Commission.

We are a defendant in a lawsuit entitled Steven Wayne Turner v. PetMedExpress.com, Inc. filed in the District Court in and for Wagoner County, Oklahoma on January 10,2000. In this nationwide class action lawsuit, the plaintiff asserted six claims for relief against us: breach of contract; unjust enrichment; recovery of money paid absent consideration, fraud, under the Florida Consumer Protection Act; and a declaratory judgment. Plaintiff's alleged claims arise from a purported overcharge of $1.95 on a purchase of pet supplies from us. The plaintiff alleges that he ordered three items from us over the Internet to be charged to his Visa card. We shipped the products, via United Parcel Service, along with an invoice for $47.96, which represented $39.97 for the three items shipped and $7.99 for "Shipping, Handling and Insurance." Although the invoice did not identify any portion of the $7.99 charge as specifically allocable to shipping, handling or insurance individually, the plaintiff alleges the $1.95 of the $7.99 was an overcharge attributable to insurance. Plaintiff claims the inclusion of the word "insurance" with "shipping and handling" warrants a nationwide class action against us in Oklahoma for alleged breach of contract, unjust enrichment, recovery of money paid absent consideration, fraud, violation of the Florida Consumer Protection Act and declaratory relief. Plaintiff further alleges that we omitted to inform our customers that they did not need to purchase insurance; that our customers relied on our purported omissions; and that such omissions were material. Plaintiff claims to represent all of our customers throughout the United States who ever received a similar statement and claims that plaintiff and members of the class would have refused to pay for insurance had they known the alleged omitted facts. On April 18, 2000, we filed a motion to dismiss and a supporting brief. On May 4, 2000, the plaintiff filed a response to our motion. The Court denied the motion to dismiss and we answered the complaint. We contest the assertions made. We have responded to the first set of interrogatories, first request for admissions and first request for production of documents. Depositions have been taken of the plaintiff, Steven Wayne Turner, our representatives, Christopher Lloyd and Brian Stormer. Plaintiff has filed a motion for class certification. We have filed a response in opposition to the motion for class certification. The motion is set for hearing on February 23, 2001. Counsel for PetMed Express believes that the suit was brought by class action lawyers in a distant and inconvenient forum to cause us as much inconvenience and expense as possible with the expectation that we will settle to avoid the cost and inconvenience of litigation. We intend to vigorously defend ourselves against these claims. We cannot, however, at this time, predict either the outcome of this lawsuit or what effect, if any, it will have on our financial condition or results of operations.

On June 19, 2000, we were notified that the Hawaii Regulated Industries Complaints Office was prepared to file a petition for disciplinary action against us for alleged violations of the Hawaii Administrative Rules for purportedly failing to report a change of address within ten days and for alleged failing to report in writing the alleged disciplinary decision issued in Florida within thirty days. We contested the charges. The Hawaii Regulated Industries Complaints Office and we agreed to settle the charges by payment of an administrative assessment in the amount of $500 and agreement to abide by the reporting requirements, among other terms. We paid the administrative assessment and the Hawaii Board of Pharmacy approved the settlement of this matter.

LITIGATION

The Company is involved in litigation arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, these matters will be resolved without material adverse effect on the Company's results of operations or financial position.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 1999

RESULTS OF OPERATIONS

SALES

Sales decreased by $1,436,577, or 44.4%, for the three months ended December 31, 2000 from the three months ended December 31, 1999. This decrease was primarily attributable to a decline in wholesale sales of $551,086, or 61.0%, as a result of increased price competition and a decline in retail sales of $885,491, or 37.7%, due to a decline in catalog advertising and increased price competition. Membership fees remained consistent as a proportionate share of sales. As a result of the additional capital provided by the sale of capital stock in November 2000 the Company has increased advertising in an effort to increase revenues. Preliminary results indicate sales are increasing from the increase in advertising.

The following table provides a breakdown of our sales by product category for the three months ended December 31, 2000 and 1999:

                                                         Three Months Ended
                                                             December 31,
                                                         -----------------
                                                          2000       1999
                                                         -----       -----

         Prescription medications                         31.2%       26.9%
         Non-prescription medications                     43.0        46.9
         Health and nutritional supplements                3.7         2.9
         Accessories                                       1.6         3.4
         Memberships, shipping charges and other          20.5        19.9
                                                         -----       -----
         Total sales                                     100.0%      100.0%
                                                         =====       =====

GROSS PROFIT

Gross profit as a percentage of sales decreased to approximately 39.9% for the three months ended December 31, 2000 from approximately 49.6% for the three months ended December 31, 1999. This decrease in gross profit as a percentage of sales is the result of increased price competition and product costs.

OPERATING EXPENSES

GENERAL AND ADMINISTRATIVE. General and administrative expense decreased $736,856, or approximately 49.6% for the three months ended December 31, 2000 from the three months ended December 31, 1999. The decrease in general and administrative is primarily due to a planned reduction in payroll and related costs and other administrative costs. General and administrative expense as a percentage of sales was 41.7% and approximately 45.9% for the three months ended December 31, 2000 and 1999, respectively. The increase in general and administrative expense as a percentage of sales is primarily attributable to the decrease in sales for the quarter ended December 31, 2000 compared with the three months ended December 31, 1999.

ADVERTISING EXPENSE. Advertising expense decreased by $92,860, or approximately 31.4%, for the three months ended December 31, 2000 from the three months ended December 31, 1999. The decrease in advertising expense was primarily due to catalog production and distribution expense, which decreased to $99,966 during the three months ended December 31, 2000 from $244,414 during the three months ended December 31, 1999. Also, television advertising increased to $83,288 during the three months ended December 31 2000 from $8,556 for the three months ended December 31, 1999.

OTHER INCOME (EXPENSE)

INTEREST EXPENSE. Interest expense decreased $16,345, or approximately 23.3%, for the three months ended December 31, 2000 from the three months ended December 31, 1999, as a result of the decrease in borrowings under our line of credit.

PROVISION FOR INCOME TAXES

We have incurred significant net losses since our inception in 1996. These losses have resulted in net operating loss carryforwards and deferred tax assets, which have been used by us to offset tax liabilities, which may have been incurred in prior periods. We have recorded a valuation allowance against the deferred income tax assets since future utilization of these assets is subject to our ability to generate taxable income.

NET LOSS

Net loss was $364,202 for the three months ended December 31, 2000 as compared to net loss of $326,293 for the three months ended December 31, 1999. The decrease was attributable to the aforementioned.

NINE MONTHS ENDED DECEMBER 31, 2000 COMPARED WITH THE NINE MONTHS ENDED DECEMBER 31, 1999

SALES

Sales decreased by $4,497,594 or 38.8%, for the nine months ended December 31, 2000 from the nine months ended December 31, 1999. This decrease was primarily attributable to a decline in wholesale sales of $2,414,112, or 59.9%, as a result of increased price competition and a decline in retail sales of $2,083,482, or 27.5%, due to a decline in television advertising and increased price competition. Membership fees remained consistent as a proportionate share of sales. As a result of the additional capital provided by the sale of capital stock in November 2000 the Company has increased advertising in an effort to increase revenues. Preliminary results indicate sales are increasing from the increase in advertising.

The following table provides a breakdown of our sales by product category for the six months ended December 31, 2000 and: 1999

                                                           Nine Months Ended
                                                              December 31,
                                                         --------------------
                                                          2000           1999
                                                         -----          -----
         Prescription medications                         25.7%          22.1%
         Non-prescription medications                     47.4           53.4
         Health and nutritional supplements                3.1            2.2
         Accessories                                       2.4            2.5
         Memberships, shipping charges and other          21.4           19.8
                                                         -----          -----
         Total sales                                     100.0%         100.0%
                                                         =====          =====

GROSS PROFIT

Gross profit as a percentage of sales decreased to approximately 37.1% for the nine months ended December 31, 2000 from approximately 46.7% for the nine months ended December 31, 1999. This decrease in gross profit as a percentage of sales is the result of increased price competition and product costs.

OPERATING EXPENSES

GENERAL AND ADMINISTRATIVE. General and administrative expense decreased $1,176,087, or approximately 27.2% for the nine months ended December 31, 2000 from the nine months ended December 31, 1999. The decrease in general and administrative is primarily due to lower payroll and related costs. General and administrative expense as a percentage of sales was approximately 44.2% and approximately 37.2% for the nine months ended December 31, 2000 and 1999, respectively. The significant increase in general and administrative expense as a percentage of sales is primarily attributable to the decrease in sales for the nine months ended December 31, 2000 compared with the nine months ended December 31, 1999.

ADVERTISING EXPENSE. Advertising expense decreased by $389,667, or approximately 34.1%, for the nine months ended December 31, 2000 from the nine months ended December 31, 1999. The decrease in advertising expense was primarily due to catalog production and distribution expense, which decreased to approximately $584,041 during the nine months ended December 31, 2000 from approximately $604,054 during the nine months ended December 31, 1999. Also, television advertising decreased to $88,964 during the nine months ended December 31, 2000 from $399,336 for the nine months ended December 31, 1999.

OTHER INCOME (EXPENSE)

INTEREST EXPENSE. Interest expense increased $23,414, or approximately 12.9%, for the nine months ended December 31, 2000 from the nine months ended December 31, 1999, as a result of the increase in indebtedness in order to finance the acquisition of our headquarters and distribution center and subsequent capital improvements in April and May 1999, and borrowings under our line of credit.

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

NET LOSS

Net loss was $1,700,748 for the nine months ended December 31, 2000 as compared to a net loss of $472,563 for the nine months ended December 31, 1999. The increase was attributable to the aforementioned.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital deficiency at December 31, 2000 was $2,278,270 as compared to working capital of $398,218 at March 31, 2000. The primary change in working capital at December 31, 2000 is the result of classifying the Company's entire mortgage obligation of $1,578,652 as a current liability at December 31, 2000. The reclassification, which has not resulted in a change in the repayment schedule of our mortgage, was required as a result of our violation of certain debt covenants at September 30, 2000 and our decision not to seek waivers beyond April 1, 2001. The balance of the change in working capital at December 31, 2000 compared with March 31, 2000 was primarily attributable to:

         o A decrease of $1,268,325 in our inventories as a result of a lower investment in inventory, and

         o A decrease in our prepaid and other current assets of $317,155 as a result of a decrease in prepaid advertising and marketing.

         o A decrease in our accounts payable and accrued expenses of $224,097.

Net cash used by operating activities was $80,092 for the nine months ended December 31, 2000 as compared to net cash used by operating activities of $177,182 for the nine months ended December 31, 1999. This change was primarily the result of an increase in cash provided by a reduction in inventories of $1,632,145 and prepaid expenses of $339,128, offset by our net loss of $1,700,748 for the nine months ended December 31, 2000 as compared to our net loss of $472,563 for the nine months ended December 31, 1999.

Net cash provided by investing activities increased to $218,156 for the nine months ended December 31, 2000 as compared to net cash used in investing activities of $413,809 for the nine months ended December 31, 1999. This change was primarily attributable to a reduction of purchases of property and equipment and proceeds from our previously restricted certificate of deposit at December 31, 2000, as compared to December 31, 1999.

Net cash provided by financing activities for the nine months ended December 31, 2000 was $142,012 as compared with net cash provided by financing activities of $675,053 for the nine months ended December 31, 1999. This change was primarily attributable to a reduction of proceeds from exercised stock options, an increase in payments of capital lease obligations and repayments under our line, which matured on September 17, 2000, as compared to December 31, 1999.

Since inception, we have primarily funded our growth through the private placement of securities, bank borrowings and capital leases.

In March 1999, we purchased a 50,000 square foot building, which serves as our headquarters and distribution center. In May 1999, we moved our operations to this location following a renovation of the facility. We currently have a $1,578,652 mortgage on the building and a line of credit from SouthTrust Bank. Borrowings under the line of credit are limited to $150,000. The line of credit is secured by substantially all of our assets, and interest is at the bank's base lending rate plus 1%, which equaled 10.5% at December 31, 2000. As of December 31, 2000, we had $141,214 outstanding under the line of credit.

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

For the three and nine months ended December 31, 2000, we have incurred significant operating losses and cash flow deficiencies. This discussion has been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We had a net loss of $1,700,748 for the nine months ended December 31, 2000 and negative working capital of $2,278,270 at December 31, 2000. In addition, we were in violation of certain of our debt covenants at December 31, 2000, which resulted in classifying our entire mortgage payable as a current liability. As a result, we are dependent upon additional capital in order to fund future operations. These matters raise substantial doubt about our ability to continue as a going concern. This discussion regarding our results of operations as well as our financial statements which are included elsewhere herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. In November 2000, the Company sold 10,000,000 shares of its common stock and 3,000,000 common stock purchase warrants for aggregate consideration of $2,000,000 in a private transaction exempt from registration. At closing the purchaser tendered $500,000 in cash and a promissory note for $1,500,000, which provided for three equal payments due on December 22, 2000, January 21, 2001 and February 20, 2001. These funds will be used by the Company for general working capital.

We are actively seeking to raise additional capital through the sale of our land and building. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to us. Further, there can be no assurance that even if such additional capital is obtained, that we will achieve profitability or positive cash flow.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

                  None.

Item 2.  Changes in Securities and Use of Proceeds.

                  None.

Item 3.  Defaults Upon Senior Securities

                  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

                  None.

Item 5.  Other Information.

                  None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

         (b)  Reports on Form 8-K

              On December 5, 2000 we filed a report under Item 1 of a change in control of the Company.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PetMed Express, Inc.,
                                          a Florida corporation



Date: February 14, 2001                    /s/ Marc A. Puleo
                                          --------------------------------------
                                          Marc A. Puleo, M.D.,
                                          Chief Executive Officer



                                          /s/ John S. Vermaaten
                                          --------------------------------------
                                          Chief Financial Officer and Treasurer
                                          (Principal Accounting Officer)





23