Form 10KSB
period 2001-03-31
PETMED EXPRESS INC
filed 2001-07-16
CIK 1040130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                              FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2001
                                              --------------

                                   OR

[  ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________


                      Commission file number 000-28827


                          PETMED EXPRESS, INC.
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)


          FLORIDA                                         65-0680967
---------------------------------                     -------------------
(State or other jurisdiction                            (IRS Employer
of incorporation or organization)                     Identification No.)


1441 S.W. 29th Avenue, Pompano Beach, Florida                33069
---------------------------------------------              ----------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code: (954) 979-5995


Securities registered under Section 12(b) of the Exchange Act:

Title of each class:         Name of each exchange on which registered:

                             N/A


Securities registered under Section 12(g) of the Exchange Act:

Common Stock, without par value
-------------------------------
     (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year, $10,006,285 for the 12 months ended March 31, 2001

The aggregate market value of Common Shares held by non-affiliates of the registrant, as of June 30, 2001, was $6,031,000.
The number of Common Shares outstanding on June 30, 2001, was
16,360,010.

Documents Incorporated By Reference: If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act"). Not Applicable.

Transitional Small Business Disclosure Form (check one):
                         Yes [  ] No  [X]

                          PETMED EXPRESS, INC.
                              FORM 10-KSB
                                 INDEX

PART I.............................................................  2
  Item 1.  Business................................................  2
  Item 2.  Properties..............................................  10
  Item 3.  Legal Proceedings.......................................  10
  Item 4.  Submission of Matters to a Vote of Security Holders.....  13
PART II............................................................  14
  Item 5.  Market for Common Equity and Related Stockholder
           Matters.................................................  14
  Item 6.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................  15
  Item 7.  Financial Statements....................................  18
  Item 8.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.....................  18
PART III...........................................................  19
  Item 9.  Directors and Executive Officers of the Registrant......  19
  Item 10. Executive Compensation..................................  21
  Item 11. Security Ownership of Certain Beneficial Owners
           and Management..........................................  24
  Item 12. Certain Relationships and Related Transactions..........  25
PART IV............................................................  26
  Item 13. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K.....................................  26
SIGNATURES.........................................................  28



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

     When used in this annual report on Form 10-KSB, "PetMed Express," "PetMed Express.com," "PetMed," "1888PetMeds," "the Company," "we," "our," and "us" refers to PetMed Express, Inc. and our subsidiaries.

                               PART I
Item 1.  Business.

General

     We are the leading nationwide pet pharmacy. We deliver prescription and non-prescription pet medications along with health and nutritional supplements at a savings direct to the consumer, through the PetMed Express catalog, telemarketing sales representatives and on the Internet through our web site at www.1888PetMeds.com. Our nationwide pet pharmacy and multi-channel approach provides attractive values for our retail and wholesale customers, including: convenience, costs savings, superior customer service, enhanced shopping flexibility, ease of ordering and reordering, and rapid home delivery. Our fiscal year end is March 31, and our executive offices are located at 1441
S.W. 29th Avenue, Pompano Beach, Florida 33069, telephone number is 954-979-5995. Our web site is located at www.1888PetMeds.com. The information contained on this web site is not part of this annual report.

    In May 2001, the Company started doing business under the name 1888PetMeds, and secured the telephone number 1-888-PetMeds and the web site www.1888PetMeds.com, formerly www.PetMedExpress.com. The Company markets its products through a national advertising campaign that aims to increase recognition of the "1-888-PetMeds" brand name, increase traffic on its website, add new customers, continue to build strong customer loyalty and maximize repeat purchases. The Company intends to use 1-888-PetMeds in all of its telephone, direct mail and Internet marketing.

Our Products

     We offer a broad selection of products for dogs and cats. These products include a majority of the well-known brands of medication, such as Frontline[R], Sentinel[R], Heartgard[R], Revolution[R], Interceptor[R] and Advantage[R]. Generally, our prices are discounted from the prices for medications charged by veterinarians.

     We research new products introduced at industry trade shows, and regularly select new products or the latest generation of existing products to become part of our product selection. In addition, we also refine our current products to respond to changing consumer-purchasing habits. Our web site is designed to give us the flexibility to change featured products or promotions. Our product line provides customers with a wide variety of selections across the most popular categories for dogs and cats. Our current products include:

     Prescription Medications: Heartworm tablets, antibiotics, anti-inflammatory medications and medications for chronic diseases, such as arthritis and thyroid conditions;

     Non-Prescription Medications: A majority of the well-known flea and tick control products; and

     Health and Nutritional Supplements: Daily vitamins for nutritional balance.

Sales

The following table provides a breakdown of the percentage of our total sales, by each category during the indicated periods:


                                                Fiscal Year
                                   March 31, 2001        March 31, 2000
                                   ------------------------------------

Prescription medications                 23%                  26%

Non-prescription medications             53%                  56%

Health & nutritional supplements          3%                   3%

Accessories                               3%                   3%

Shipping charges, memberships,
  and other                              18%                  12%
                                   ------------------------------------
Total                                   100%                 100%
                                   ====================================


     During March 2001, the Company discontinued the sales of all accessories. Additionally, the Company discontinued the PetMed
Express, Inc. membership plan. It was determined by management to concentrate sales efforts on the prescription and non-prescription pet medications and the health and nutritional pet supplements.

     We offer our products through three main sales channels, including the PetMed Express Catalog, telemarketing sales and customer service representatives and the Internet, through our web site. We have designed both our catalog and web site to provide a convenient, cost-effective and informative shopping experience that encourages consumers to purchase products important for a pet's health and quality of life. We believe that these multiple channels allow us to increase the visibility of our brand name and provide customers with increased shopping flexibility and service.

The PetMed Express Catalog

     The PetMed Express catalog is a full-color catalog that features approximately 300 products. The catalog is produced by a combination of in-house writers, production artists and independent contractors. We mail catalogs to our existing customer base, as well as in response to requests generated from our advertising and direct mail campaigns.

Telemarketing

     We have utilized telemarketing as a sales tool since we began operations in 1996. We currently employ approximately 46 sales, marketing, and customer service representatives. Our sales representatives receive and process inbound customer orders, and facilitate our outbound telemarketing campaigns. Our telephone system is equipped with certain features including pop-up screens and call blending that gives us the ability to efficiently utilize our sales representatives' time. Our sales representatives receive a base salary and are rewarded with commissions for achieving targeted sales.

     Pets generally require refills of their medications between every three to six months. We design our telemarketing campaigns around maximizing customers' reorders on a consistent basis. From time to time, we conduct both outbound and inbound telemarketing campaigns. The size of each campaign varies depending upon the nature and type of advertising we are using to drive the campaign, and our outbound telemarketing campaigns are generally timed to take advantage of the broadcast schedule of our television commercials.

Our Web Site

     We seek to combine our product selection and pet health information with the shopping ease of the Internet to deliver a convenient and personalized shopping experience. We recently launched our enhanced web site. We believe that our web site offers a health and nutrition product selection for dogs and cats, supported by relevant editorial and easily obtainable or retrievable resource information. From our home page, customers can search our web site for products and access resources on a variety of information on cats and dogs. Customers can shop at our web site by category, product line or individual product.

Our Customers

     Our customers are located throughout the United States, with the largest concentration of customers residing in Florida, California, Texas, North Carolina and Georgia. The average retail purchase is approximately $70.

     While our historic focus has been on retail customers, we have also sold various non-prescription medications wholesale to a variety of businesses, including pet stores, groomers and traditional brick and mortar stores in the United States. For the fiscal year ended March
31, 2001, approximately 78% of our sales were made to retail customers and approximately 22% of our sales were made to wholesale customers.
Our focus remains on the retail customer, and we anticipate that the percentage of our total sales attributable to wholesale sales will decrease in the future.

Marketing

    The goal of our marketing strategy is to build brand recognition, increase customer traffic, add new customers, build strong customer loyalty, maximize reorders and develop incremental revenue opportunities. We use a combination of television advertising and direct mail to drive sales including those through our catalog and online sales. We have the ability to target our key demographic groups through our focused marketing efforts. We have an integrated marketing campaign that includes television advertising, direct mailing and online marketing.

Television Advertising

     Our television advertising is designed to build brand equity, create awareness, and generate initial purchases of products via phone, mail, fax and the Internet. We have used a number of different television commercials, both 30 and 60 seconds in length, to attract new customer orders. Our television commercials typically focus on our ability to rapidly deliver to customers the same medications offered by veterinarians, but at reduced prices. We generally purchase advertising on national cable channels to target our key demographic groups. We believe that television advertising is particularly effective and instrumental to building brand awareness.

Direct Mailing

     We use direct mailing to advertise our products to selected groups of customers. We utilize potential customers from the responses to our television advertising and mailing lists obtained from both private and public sources to advertise specifically to pet owners. Historically, we have used this advertising medium to reach a large audience cost-effectively.

Online Marketing

     We supplement our traditional advertising with online advertising and marketing efforts. We are also a member of the LinkShare Network, an affiliate program with merchant clients and affiliate web sites. This network is designed to develop and build a long-term, branded affiliate program in order to increase online sales and establish an Internet presence. The LinkShare Network enables us to establish link arrangements with other web sites, as well as portals and search engines.

Operations

Purchasing

     We purchase our products from a variety of sources, including certain manufacturers, domestic and international distributors, wholesalers, and veterinarians. We have multiple suppliers for each of our products. We source prescription and non-prescription medications from a variety of national and international distributors in order to obtain the lowest cost. We purchase the majority of our health and nutritional supplements directly from manufacturers. See Risk Factors. Having strong relationships with product manufacturers will ensure the availability of adequate volume of products ordered by our customers, and enable us to provide more and better product information. Historically, substantially all the major manufacturers of prescription and non-prescription medications have declined to sell these products to direct marketing companies, including us. As part of our growth strategy, we will seek to develop direct relationships with leading pharmaceutical manufacturers of the more popular prescription and non-prescription medications.

Order Processing

     Customers purchasing products through PetMed Express consists of a few simple steps. A customer first places a call to the PetMed Express toll free phone number or visits our web site. Our call center generally operates from 8:00 AM to 10:00 PM Monday through Thursday, 8:00 AM to 8:00 PM on Friday and 9:00 AM to 5:00 PM on Saturday, Eastern Standard Time. The following information is needed from all customers to process the order: general pet information, prescription, and the veterinarian's name and phone number. This information is entered into our computer system. Then our pharmacists and pharmacy technicians verify all prescriptions. The order process system checks for prescription verification for medication orders and a valid payment method for all orders. An invoice is generated and printed in our fulfillment center, where items are picked for shipping. The customer's order is then selected from the Company's inventory and shipped via priority mail or United Parcel Service. Our web site allows customers to easily browse and purchase substantially all of our products and services on line. Our site is designed to be fast, secure and easy to use with order and shipping confirmation, with on line order tracking capabilities.

Warehousing and Shipping

     We inventory our products and fill all customer orders from our 20,000 square foot facility in Pompano Beach, Florida. We have an in-house fulfillment and distribution operation, which is used to manage the entire supply chain, beginning with the placement of the order, continuing through order processing, and then fulfillment and shipment of the product to the customer. We offer a variety of shipping options, including next day delivery. We ship to anywhere in the United States served by the United Parcel Service or the United States Postal Service. Priority orders are expedited in our fulfillment process. Our goal is to ship the products the same day that the order is received. For prescription medications, our goal is to ship the product immediately after the prescription has been properly authorized. A shipping and handling fee is added to each customer's order.

Customer Service and Support

     We believe that a high level of customer service and support is critical in retaining and expanding our customer base. Customer service representatives participate in ongoing training programs under the supervision of our training manager. These training sessions include a variety of topics such as product knowledge, computer usage, customer service tips and the relationship between PetMed Express and veterinarians. Our customer service representatives respond to customer e-mails and calls that are related to order status, prices and shipping. If our customer service representatives are unable to respond to a customer's inquiry at the time of the call, we strive to provide an answer within 24 hours. We believe our sales and customer service representatives are a valuable source of feedback regarding customer satisfaction. Our customer returns currently average approximately 2% to 3% of total sales.

Technology

     PetMed Express utilizes the latest integrated technologies in telemarketing, e-commerce, order entry, and inventory control/fulfillment operations. The systems are custom configured by the Company to optimize our computer telephone integration and mail order processing. The system is designed to maintain a large database of specialized information and process a large volume of orders efficiently and effectively. Our systems provide our agents with real time product availability information and updated customer information to enhance our customer service. We also have an integrated direct connection for processing credit cards to ensure that a valid credit card number and authorization have been received at the same time our agents are on the phone with the customers. Our information systems provide our agents records of all prior contact with a customer, including the customer's address, phone number, e-mail address, fax number, prescription information, order history, payment history and notes.

Competition

     The pet medications and health and nutritional supplements market is competitive and highly fragmented. Our competitors can be divided into several groups including: other direct marketers of pet medications and health and nutritional supplements, veterinarians, mail-order suppliers of pet medications and health and nutritional supplements, and web or online stores that specialize in pet medications and health and nutritional supplements. The Company believes that the following are principal competitive factors in our market:

     * Product selection and availability, including the availability of prescription and non-prescription medications;
     *   Brand recognition;
     *   Reliability and speed of order shipment;
     *   Personalized service and convenience;
     *   Price; and
     *   Quality of web site content.

     We compete with veterinarians in the sale of prescription and non-prescription pet medications and health and nutritional supplements. Many pet owners may prefer the convenience of purchasing the pet medications or health and nutritional supplements at the time of the veterinarian visit, or may be hesitant to offend their veterinarian, by not purchasing these products from the veterinarian. In order to effectively compete with veterinarians, we must continue to educate pet owners about the service, convenience and savings offered by PetMed Express.

     We also compete with brick and mortar and online retailers of health and nutritional supplements. Many of these competitors have longer operating histories, larger customer or user bases, a more established online presence, greater brand recognition and significantly greater financial, marketing and other resources than we do. Many of these current and potential competitors can devote substantially more resources to web site and systems development than we can.

Intellectual Property

     We conduct our business under the trade name "PetMed Express[R]", which is a registered trademark, and "1-888-PetMeds", ". We believe these names have added significant value and are an important factor in the marketing of our products. We have also obtained the right to the Internet address www.1888PetMeds.com, along with www.petmedexpress.com. As with phone numbers, we do not have and cannot acquire any property rights in an Internet address. We do not expect to lose the ability to use the Internet address; however, there can be no assurance in this regard and the loss of these addresses may have a material adverse effect on our financial position and results of operations.

Government Regulation

     Dispensing prescription medicines is governed at the state level by the board of pharmacy, or similar regulatory agencies, of each state where prescription medications are dispensed. We are subject to regulation by the State of Florida and, in particular, are licensed by the Florida Board of Pharmacy. Our license is valid until February
28, 2002. We are also licensed and regulated by 47 other state pharmacy boards and other regulatory authorities including, but not necessarily limited to, the Federal Drug Administration (the "FDA") and the United States Environmental Protection Agency (the "EPA"). As a licensed pharmacy in the State of Florida, we are subject to the Florida Pharmacy Act and regulations promulgated hereunder. To the extent that we are unable to maintain our license with the Florida
Board of Pharmacy as a community pharmacy, or if we do not maintain the licenses granted by other state boards, or if we become subject to actions by the FDA or EPA, or other enforcement regulators, our distribution of prescription medications to pet owners could be severely reduced, which could have a material adverse effect on our operations. See also Item 3. Legal Proceedings.

Employees

     At May 31, 2001, the Company had 70 full time employees, including:
46 in sales, marketing, and customer service; 8 in fulfillment and distribution; 6 in our pharmacy; 2 in information technologies; 3 in administrative positions; and 5 in management. None of the Company's employees are represented by a labor union, nor governed by any collective bargaining agreements. The Company considers relations with its employees as satisfactory.

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

     Since the Company began its operations, we have incurred net losses to common stockholders and may continue to incur losses in the future. The Company incurred net losses of approximately $1,794,000 and $2,827,000 for the fiscal years ended March 31, 2000 and 2001,
respectively.   In order to reach our business growth objectives, we
expect to incur significant operating expenses, and make significant capital expenditures, during the next several years. We are likely to spend these amounts before we receive any incremental sales from these efforts.

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

     The sale and delivery of prescription pet medication are generally governed by state laws and state regulations. Since our pharmacy is located in the state of Florida, the Company is governed by the laws and regulations of the state of Florida. Each prescription pet medication sale we make is likely to be covered by the laws of the state where the customer is located. The laws and regulations relating to the sale and delivery of prescription pet medications vary from state to state, but generally require that prescription pet medications be dispensed with the authorization from a prescribing veterinarian. To the extent that we are unable to maintain our license with the Florida Board of Pharmacy as a community pharmacy, or if we do not maintain the licenses granted by other state boards, or if we become subject to actions by the FDA or EPA, or other enforcement regulators, our distribution of prescription medications to pet owners could be severely reduced, which could have a material adverse effect on our operations.

     While we make every effort to fully comply with the applicable state rules and regulations, from time to time we have been the subject of administrative complaints regarding the authorization of prescriptions prior to shipment. We cannot assure you that we will not continue to be the subject of administrative complaints in the future. We cannot guarantee you that we will not be subject to reprimand, sanctions, probations, or to fines, or that one or more of our pharmacy licenses may not be suspended or revoked. See Item 3. Legal Proceedings.


Our referral veterinarian program is under investigation by the Florida Board of Pharmacy and Florida Agency for Health Care
Administration, which could reduce or eliminate our ability to verify certain prescriptions outside the state of Florida.


     We utilize the services of referral veterinarians to verify certain prescriptions for animals residing outside the state of Florida. The referral veterinarian is not the veterinarian who has actually seen the animal and may reside in another state from the animal. We have received complaints not disposed of in the September 20 1999 settlement with the Florida Board of Pharmacy and Florida Agency for Health Care Administration. These complaints allege violations of the Florida Pharmacy Act and regulations promulgated there under. Many of the complaints are for prescriptions verified through our referral veterinarian program. The referral veterinarian program uses a veterinarian outside the state of Florida to verify the prescription for certain pets outside the state of Florida. The program is not used for pets residing in the State of Florida. We are unable to assess the potential impact on our business or the penalties that may be assessed from these complaints.


We may need to raise additional capital in order to continue to implement our business plan.

     The report issued by our independent auditors on our financial statements for the year ended March 31, 2001 contains a modification for a going concern uncertainty. We may be required to raise additional capital during the next 12 months to satisfy our cash requirements in order to implement our business plan. Presently our working capital is limited to capital available to us from operations or under our working capital line. We may seek to raise additional capital through the sale of equity securities. We cannot guarantee that we will be successful in obtaining capital upon terms acceptable to us, if at all. Our failure to secure necessary financing may have a material adverse effect on our financial condition and results of operations.

We currently purchase our prescription and non-prescription medications from third party distributors and we are not an authorized distributor of those products. We do not have any guaranteed supply of these medications at any pre-established prices.

     For the fiscal year ended March 31, 2001, approximately 76% of our sales were attributable to sales of prescription and non-prescription medications. Sales of these products have also accounted for 82% of our total sales during the fiscal year ended March 31, 2000. Historically, substantially all the major pharmaceutical manufacturers have declined to sell prescription and non-prescription pet medications directly to us. In order to assure a supply of these products, we purchase medications from various secondary sources, including a variety of national and international distributors. Our business strategy includes seeking to establish direct purchasing arrangements with major pet pharmaceutical manufacturing companies.
If we were not successful in achieving this goal, we would continue to rely upon distributors.

     We cannot guarantee that if we continue to purchase prescription and non-prescription pet medications from distributors that we will be able to purchase an adequate supply to meet our customers' demands, or that we will be able to purchase these products at competitive prices. As these products represent a significant portion of our sales, our failure to fill customer orders for these products could adversely impact our sales. If we should be forced to pay higher prices for these products to ensure an adequate supply, we cannot guarantee that we will be able to pass along to our customers any increases in the prices we pay for these medications. This inability to pass along increased prices could materially adversely affect our results of operations.

Our failure to properly manage our inventory may result in excessive inventory carrying costs, which could materially adversely affect our financial condition and results of operations.

     Our current product line contains approximately 600 SKUs as compared to 2,400 in the fiscal year ended March 31, 2000. This significant decrease in SKUs can be attributed to the discontinuation of
accessories sales.   A significant portion of our sales is
attributable to products representing approximately 40 SKUs. We need to properly manage our inventory to provide an adequate supply of these products and avoid excessive inventory of the products representing the balance of the SKUs. We generally place orders for products with our suppliers based upon our internal estimates of the amounts of inventory we will need to fill future orders. These estimates may be significantly different from the actual orders we receive. In the event that subsequent orders fall short of original estimates, we may be left with excess inventory. Significant excess inventory could result in price discounts and increased inventory carrying costs. Similarly, if we fail to have an adequate supply of some SKUs, we may lose sales opportunities. We cannot guarantee that we will maintain appropriate inventory levels. Any failure on our part to maintain appropriate inventory levels may have a material adverse effect on our financial condition and results of operations.


Resistance from veterinarians to authorize prescriptions could cause our sales to decrease and could materially adversely affect our financial condition and results of operations.

     Since we began our operations, from time to time, some veterinarians have resisted providing our customers with a copy of their pet's prescription or authorizing the prescription to our pharmacy staff, thereby effectively preventing us from filling such prescriptions under the laws of many states. Sales of prescription medications represented approximately 26% and 23% of our sales for the fiscal years ended March 31, 2000 and 2001, respectively. Although veterinarians in some states are required by law to provide the pet owner with this information, if the number of veterinarians who refuse to authorize prescriptions should increase, our sales could decrease and our financial condition and results of operations may be materially adversely impacted.


Our success depends in part on the willingness of consumers to purchase pet medications from us. If we do not succeed in changing consumer-purchasing patterns, our results of operations may be materially adversely affected.

     The direct marketing of prescription and non-prescription pet medications and health and nutritional supplements is in its infancy. Our success will depend upon our ability to engage consumers who have historically purchased pet medications and health and nutritional supplements from veterinarians. We may not be able to convert a large number of these pet owners to our customers. In order for us to be successful, many of these consumers must be willing to utilize new ways of buying these products. We cannot guarantee that we will be successful in shifting these consumers' purchasing patterns away from veterinarians to us. If we do not attract consumers to purchase these products from us, our results of operations may be materially adversely impacted.


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


Significant portions of our sales are made to residents of five states. If we should lose our pharmacy license in one or more of these states, our financial condition and results of operations would be materially adversely affected.

     While we ship pet medications to customers in almost all 50 states, approximately 51% of our sales for the fiscal year ended March 31, 2001 were made to customers located in the states of Florida, California, Texas, North Carolina and Georgia. Similarly, approximately 51% of our sales for fiscal 2000 were made to residents of those states. If for any reason our license to operate a pharmacy in one or more of those states should be suspended or revoked, or if it is not renewed, our financial condition and results of operations may be materially adversely affected.

We face significant competition from veterinarians and traditional and online retailers and may not be able to profitably compete with them.

     We compete directly and indirectly with veterinarians in the sale of pet medications and health and nutritional supplements. Veterinarians hold a competitive advantage over us because many pet owners may find it more convenient or preferable to purchase these products directly from their veterinarians at the time of an office visit. We also compete directly and indirectly with both online and traditional retailers of pet medications and health and nutritional supplements.
Both online and traditional retailers may hold a competitive advantage over us because of longer operating histories, established brand names, greater resources and an established customer base. Online retailers may have a competitive advantage over us because of established affiliate relationships to drive traffic to their web site. Traditional retailers may hold a competitive advantage over us because pet owners may prefer to purchase these products from a store instead of online or through traditional catalog/telephone methods.
In order to effectively compete in the future, we may be required to offer promotions and other incentives, which may result in lower operating margins or increased operating losses.

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


The content of our web site could expose us to various kinds of liability, which, if prosecuted successfully, could negatively impact our business.

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

     Our Internet domain names, www.1888PetMeds.com, www.petmedexpress.com, and www.petmeds.com are critical to our brand recognition and our overall success. If we are unable to protect these domain names, our competitors could capitalize on our brand recognition. We are aware of substantially similar domain names, including www.petmed.com, used by competitors. Governmental agencies and their designees generally regulate the acquisition and maintenance of domain names. The regulation of domain names in the United States and in foreign countries has changed, and may undergo further change in the near future. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may not be able to protect our own domain names, or prevent third parties from acquiring domain names that are confusingly similar to, infringe upon or otherwise decrease the value of our domain names.


Since all of our operations are housed in a single location, we are more susceptible to business interruption in the event of damage to or disruptions in our facility.

     Our headquarters and distribution center are located in the same building in South Florida, and all of our shipments of products to our customers are made from this sole distribution center. We have no present plans to establish any additional distribution centers or offices. Because we consolidate our operations in one location, we are more susceptible to power and equipment failures, and business interruptions in the event of fires, floods and other natural disasters than if we had additional locations. Furthermore, because we are located in South Florida, which is a hurricane-sensitive area, we are particularly susceptible to the risk of damage to, or total destruction of, our headquarters and distribution center and surrounding transportation infrastructure caused by a hurricane. We cannot assure you that we are adequately insured to cover the amount of any losses relating to any of these potential events, business interruptions resulting from damage to or destruction of our headquarters and distribution center; or interruptions or disruptions to major transportation infrastructure or other events that do not occur on our premises.


A portion of our sales are seasonal and our operating results are difficult to predict and may fluctuate.

     Because our operating results are difficult to predict, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Portions of our sales are seasonal in nature, primarily as a result of the volume of sales of flea and tick control products during the summer season. This seasonality results in increased sales of these products during our first and second fiscal quarters. In addition to the seasonality of some of our sales, our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are out of our control. Factors that may cause our operating results to fluctuate include:

     - Our inability to obtain new customers at a reasonable cost, retain existing customers, or encourage reorders;

     - Our inability to increase the number of visitors to our web site, or our inability to convert visitors to our web site into customers;

     -   The mix of medications and other pet products sold by us;

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

     Our shares of common stock are currently quoted on the OTC Bulletin Board. Our shares of common stock currently have only a limited trading market. As a result, you may find it difficult to dispose of shares of our common stock and you may suffer a loss of all or a substantial portion of your investment in our common stock.

Our stock price fluctuates from time to time and may fall below expectations of securities analysts and investors, and could subject us to litigation, which may result in you suffering the loss of your investment.

     The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include: quarterly variations in operating results; changes in accounting treatments or principles; announcements by us or our competitors of new products and services offerings, significant contracts, acquisitions or strategic relationships; additions or departures of key personnel; any future sales of our common stock or other securities; stock market price and volume fluctuations of publicly-traded companies; and general political, economic and market conditions.

     It is likely that in some future quarter our operating results may fall below the expectations of securities analysts and investors, which could result in a decrease in the trading price of our common stock. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may be the targets of similar litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources, which could seriously harm our business and operating results.

The interests of our controlling stockholders could conflict with those of our other stockholders.

     Our directors and executive officers, together with our other principal stockholders, own or control approximately 86% of our voting securities. These stockholders are able to influence the outcome of stockholder votes, including votes concerning: the election of directors; amendments to our charter and by-laws; and the approval of significant corporate transactions like a merger or sale of our assets. This controlling influence could have the effect of delaying or preventing a change in control, even if many of our stockholders believe it is in their best interest.


We may issue additional shares of preferred stock that could defer a change of control or dilute the interests of our common stockholders. Our charter documents could defer a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares.

     Our charter permits our board of directors to issue up to 5,000,000 shares of preferred stock without shareholder approval. Currently there are 2,500 shares of our Convertible Preferred Stock issued and outstanding. This leaves 4,997,500 shares of preferred stock available for issuance at the discretion of our board of directors. These shares, if issued, could contain dividend, liquidation, conversion, voting or other rights which could adversely affect the rights of our common shareholders and which could also be utilized, under some circumstances, as a method of discouraging, delaying or preventing our change in control. Provisions of our articles of incorporation, bylaws and Florida law could make it more difficult for a third party to acquire us, even if many of our stockholders believe it is in their best interest.


Item 2.  Description of Property.

     As of March 31, 2001, our facilities, including our principal executive offices, a 50,000 square foot building, were located at 1441 SW 29th Ave. Pompano Beach, FL 33062. The Company purchased this building in February 1999, and financed it with a seven year, 7.75% mortgage with a commercial bank in the original principal amount of $1,680,000.

     Subsequent to the close of the fiscal year, on May 31, 2001, the Company sold their facilities (50,000 square foot corporate office building), which includes the principal executive offices and warehouse, to an unrelated third party. The Company received proceeds of $2,150,000, of which approximately $1,600,000 was used to pay off the mortgage. The Company will recognize a loss on the sale of approximately $143,000 in the first quarter of fiscal year end March 31, 2001. The Company then entered into a five-year term leaseback agreement for 20,000 of the 50,000 square foot Pompano Beach office building. The lease term runs through May 2006 with annual rent payable monthly as follows: year one $166,000; year two $166,000; year three $173,000; year four $180,000; and year five $187,000.


Item 3.  Legal Proceedings.

     Various complaints were filed with the Florida Board of Pharmacy and Florida Agency for Health Care Administration, against the Company, over the course of 1997 and 1999. Those complaints, the vast majority of which were filed by veterinarians who are in competition with the Company for the sale of pet prescription products, alleged violations of the Florida Pharmacy Act and regulations promulgated there under. The Company contested the allegations. By Order dated September 20, 1999, the Florida Board of Pharmacy approved a settlement of all pending complaints. The settlement provided that any future complaints relating to the alleged failure to verify prescriptions prior to September 20, 1999 shall be deemed to be administratively resolved. Pursuant to the settlement, the Company paid the Florida Board of Pharmacy $7,761 for expenses and costs incurred in connection with its review, analysis and negotiation of the complaints, and a fine of $32,500. The Company also agreed to periodic reporting and inspection requirements, and enhanced continuing education requirements for certain of its staff.


     Various complaints have subsequently been filed with the Florida Board of Pharmacy and Florida Agency for Health Care Administration, against the Company. Those complaints, the vast majority of which were filed by veterinarians who are in competition with the Company for the sale of pet prescription products, alleged violations of the Florida Pharmacy Act and regulations promulgated there under. The vast majority of those complaints allege that the Company and Mr. Gordon Gyor dispensed prescription veterinary medication without a valid prescription or prior authorization from a veterinarian. The Company contested the allegations and requested a hearing before the Florida Division of Administrative Hearings ("DOAH"). The Company is continuing discussions in an attempt to reach a resolution of these matters. Should a resolution not be reached, the Company intends to vigorously defend against the charges. At this juncture, the Company cannot accurately predict the likelihood of an adverse outcome or provide an estimate of the amount or range of potential loss, if any.

     Since the date of the September 20, 1999 settlement, we have received numerous other complaints not included in the previous settlement.
These complaints allege violations of the Florida Pharmacy Act and regulations promulgated there under. Many of the complaints are for prescriptions verified through our referral veterinarian program. The referral veterinarian program uses a veterinarian outside the state of Florida to verify the prescription for certain pets outside the state of Florida. The program is not used for pets residing in the State of Florida. We are unable to assess the potential impact on our business or the penalties that may be assessed from these complaints.

     On October 12, 1999, the Alabama State Board of Pharmacy issued to the Company a statement of charges and notice of hearing. The three count statement of charges alleged that the Company violated Alabama state law by allegedly dispensing or refilling pet medications Heartguard
Plus Blue, Heartguard Plus Green and Interceptor Yellow without the prescription of a licensed practitioner or authorization of the prescriber. The charges, which we contested, were precipitated by complaints filed by three veterinarians with the Alabama Board of Veterinary Medicine. In February 2000, the Alabama State Board of Pharmacy and the Company agreed to a consent order resolving the matters at issue. The consent order provided that the Company's permit shall be placed on probation for a period of two years, subject to the Company's compliance with the following terms and conditions: that Petmed implement and follow enhanced written policies and procedures; Petmed's pharmacy manager attend a yearly continuing education course in Alabama pharmacy law; Petmed must consent to random periodic inspections of Petmed's facility and operations; Petmed submit written reports to the Board on a quarterly basis documenting Petmed's continuing compliance with applicable rules and regulations in Alabama; and Petmed comply with applicable laws and regulations. The consent order also required the Company to pay an administrative fine to the Board in the amount of $3,000, within 30 days of the effective date of the order. Pursuant to the consent order, the Company paid the Alabama Board of Pharmacy $3,000 for the administrative fine.

     On October 8, 1999, the Louisiana Board of Pharmacy issued an official appearance notice summoning PetMed to appear at a Louisiana Board of Pharmacy Administrative Hearing on November 18,1999 in Baton Rouge, Louisiana. The Company was charged with allegedly dispensing pet medications Heartguard Plus Blue and Heartguard Purple without obtaining authorization from the veterinarian or an authorized member of his staff in violation of Louisiana state law. The charges, which PetMed contested, were precipitated by a public complaint filed by a Baton Rouge veterinarian. By consent agreement dated February 8, 2000, the Louisiana Board of Pharmacy and PetMed resolved the charges. Pursuant to the consent agreement, PetMed paid the Louisiana Board of Pharmacy $3,000 for administrative costs and expenses of the investigation.

     In July 1999, the United States Food and Drug Administration ("FDA") issued a warning letter to PetMed Express[R]egarding an unspecified instance or instances where PetMed allegedly dispensed prescription veterinary drugs without obtaining a lawful written or oral order from a licensed veterinarian within the course of the veterinarian's professional practice. PetMed denies any alleged violation. PetMed submitted a timely written response to the Warning Letter. The matter was subsequently referred to the FDA's Center for Veterinary Medicine.
At this juncture, the Company cannot accurately predict the likelihood of an adverse outcome. However, the warning letter does not assert or seek any claim for damages.

     In February 2000, the United States Environmental Protection Agency ("EPA") issued a Stop Sale, Use or Removal Order to the Company regarding the alleged distribution or sale of misbranded Advantage products in violation of the Federal Insecticide, Fungicide, and Rodenticide Act ("FIRA"), as amended. The order provides that PetMed shall not distribute, sell, use or remove the products listed in the order, which are allegedly misbranded. The order further provides that PetMed shall not commence any sale or distribution of those products without the prior written approval from the EPA. The Stop Sale, Use or Removal Order does not assert any claim for monetary damages;
rather, it is in the nature of a cease and desist order. PetMed denies any alleged violations. On February 16, 2000, the Company submitted a written response to the order. The EPA assessed a fine in the amount of $445,000. The Company intends to continue discussions in an effort to resolve this matter. At this juncture, the Company cannot accurately provide an estimate of the amount or range of potential loss. The Company has accrued $445,000 of legal settlement expense, which is included in general administrative expenses, as of March 31 2001.

     By letter dated March 8, 2000, the Indiana Board of Pharmacy advised PetMed that its application for a non-resident pharmacy registration was denied based upon the alleged discipline that was taken on PetMed's license in Florida. The Company filed a petition for review appealing the decision of the Indiana Board of Pharmacy to deny PetMed's application for a non-resident pharmacy registration and petitioning the Board for an administrative review of its decision.
On April 10, 2000 the Indiana Board of Pharmacy issued a notice of hearing scheduling the matter for an administrative hearing before the Board on May 15, 2000. On that date the Company was granted a continuance of the administrative hearing to an unspecified date. On July 6, 2000, the Indiana Board of Pharmacy advised Petmed of the following additional matters that allegedly constitute grounds for denial of PetMed's application: (1) a May 9, 2000 letter from the Indiana Board of Veterinary Medical Examiners concerning a prescription allegedly filled without authorization; (2) disciplinary proceedings before the Louisiana Board of Pharmacy resulting from charges made, a veterinarian that PetMed did not verify prescription before dispensing to clients; (3) a "stop sale order" issued to PetMed from the EPA for allegedly selling misbranded flea control products;
(4) an investigation by the State of Missouri for possible violation of that state's laws concerning pharmacy; and (5) alleged representation by the Company that PetMed shipped drugs into Indiana without being registered. At the hearing of PetMed's position for review, held on November 20, 2000, the Indiana Board of Pharmacy affirmed its denial of PetMed's application for a non-resident pharmacy registration.

     By letter dated May 15, 2000, the Attorney General of Missouri transmitted a proposed complaint against PetMed and advised that the Missouri Board of Pharmacy has received information, which it believes shows cause to discipline PetMed's license as a pharmacy in the State of Missouri. The complaint alleges that PetMed violated Missouri regulations 4 CSR 270-4.03.1 and 4 CSR 220-2.025 and federal statutes and regulations 21 U.S.C. ss. 352(f), 21 C.F.R. ss. 201.5 and 21 C.F.R. ss. 201.105. The complaint alleges that each alleged violation provides cause to discipline PetMed's license pursuant to ss, 338.055.2(5), (6), (13) and 915), R.S.Mo. (Supp. 1999). The Company
contests the charges. The Board advised that it is interested in resolving this matter without the necessity of proceeding to a formal hearing before the Missouri Administrative Hearing Commission. On June 30, 2000, the Missouri Board of Pharmacy offered to settle the matter by placing PetMed's pharmacy permit on probation for a period of five years, subject to certain terms and conditions. PetMed made a counterproposal, which was rejected by the Missouri Board of Pharmacy. PetMed is continuing discussions in an effort to reach a resolution of this matter. If the Missouri Board of Pharmacy and PetMed are unable to reach a resolution, the Board advised that it will file the complaint against PetMed with the Administrative Hearing Commission and that the case will be set for a trial-type evidentiary hearing for determination whether cause exists to take disciplinary action against the Company's license. PetMed intends to continue discussions in an effort to reach a settlement. Should a settlement not be reached, the Company intends to vigorously defend against the charges. At this time juncture, PetMed cannot accurately predict the likelihood of an adverse outcome or provide an estimate of the amount or range of potential loss, if any.

     The case of Steven Wayne Turner v. PetMed Express.com, Inc. was filed in the District Court in and for Wagoner County, Oklahoma, on January 10, 2000. The plaintiff Steven Wayne Turner commenced a punitive nationwide class action against PetMed seeking declaratory judgment and damages based upon alleged breach of contract, unjust enrichment, recovery of money paid absent consideration, fraud, and deceptive and unfair trade practices under the Florida Consumer Protection Act. Plaintiff's alleged claims arise from a purported overcharge of $1.95 on a purchase of pet supplies from PetMed.
The Company shipped the products, via United Parcel Service, from PetMed's domicile in Florida to Turner in Tulsa, Oklahoma, along with an invoice showing a subtotal of $39.97 plus $7.99 for "Shipping, Handling and Insurance". Although the invoice did not identify any portion of the $7.99 charge as specifically allocable to shipping, handling, or insurance individually, the plaintiff alleges that $1.95 of the $7.99 was an overcharge attributable to insurance. Plaintiff claims the inclusion of the word "insurance" with "shipping and handling" warrants a nationwide class action against us in Oklahoma for alleged breach of contract, unjust enrichment, recovery of money paid absent consideration, fraud, violation of the Florida Consumer Protection Act and declaratory relief. Plaintiff further alleges that ]we omitted to inform our customers that they did not need to purchase insurance; that its customers relied on PetMed's purported omissions; and that such omissions were material. Plaintiff claims to represent all of our customers throughout the United States who ever received a similar statement and claims that plaintiff and members of the class would have refused to pay for insurance had they known the alleged omitted facts. On April 18, 2000 PetMed filed a motion to dismiss and a supporting brief. On May 4, 2000 the plaintiff filed a response to PetMed's motion. The Court denied the motion to dismiss and PetMed answered the complaint. PetMed contests the assertions made. The Company responded to the plaintiff's first set of interrogatories, first request for admissions and first request for production of documents. Depositions have been taken of the plaintiff, Steven Wayne Turner, PetMed's representatives, Christopher Lloyd, former Chief Operating Officer ("COO") of the Company, and Brian Stormer, former Director of Operations of the Company. Plaintiff has filed a motion for class certification. PetMed filed a response in opposition to the motion for class certification.

     On March 7, 2001, the parties entered into a Settlement Agreement concerning this matter. On April 24, 2001, the Court entered an Order Preliminary Approving Settlement Agreement. Notice to the Class of the Settlement Agreement must be completed by May 24, 2001. A hearing on whether the proposed settlement should be finally approved will be held on July 30, 2001. If the Settlement Agreement is finally approved, each Class member who does not opt out of the settlement shall have the option of one of the following benefits: (a) a ten percent (10%) discount on one order of pet medications (the total discount being capped at $4.00); (b) free shipping and handling on one order of pet medication if the Class Member provides an original or copy of the applicable written prescription for that medication; or
(c) a twenty-five percent (25%) discount on one order of in-stock pet supplies other than medications (the total discount being capped at $4.00). Also, PetMed will, for a period of at least two (2) years, donate prescription medications or other supplies worth not less than $10,000 per annum to the Humane Society (or another similar agency) for use on stray or homeless pets. PetMed will, for a period of five
(5) years, agree not to describe or state in its catalogs, website or invoices that it is providing insurance in connection with delivery of ordered items. Also, Class Counsel will petition the Court for attorney's fees, costs and expenses in an amount not to exceed and payable in the form of: (i) $37,500 cash; (ii) 25,000 shares of registered common stock in PetMed; and (iii) an option to purchase 25,000 shares of common stock in PetMed exercisable at the market price as of the close of business on February 22, 2001 and exercisable within three (3) years of the Effective Date. PetMed agreed that it will not oppose such consideration as reasonable and fair.

     On June 19, 2000, the Company was notified that the Hawaii Regulated Industries Complaints Office (HRICO") was prepared to file a petition for disciplinary action against PetMed's pharmacy license for the alleged violation of Hawaii Administrative Rules section 16-95-21(d) for purportedly failing to report a change of address within ten days and for alleged violation of Hawaii Revised Statutes section 436B-
19(15) for purportedly failing to report in writing the alleged disciplinary decision issued in Florida within thirty days. PetMed contested the charges. PetMed and HRICO agreed to settle the charges by payment of an administrative assessment in the amount of $500 and agreement to abide by the reporting requirements, among other terms.
The Company paid the administrative assessment and the Hawaii Board of Pharmacy approved the settlement of this matter.

     On November 30, 2000, the Utah Division of Occupational and Professional Licensing advised PetMed that its application for an out of state mail order pharmacy license was denied based on alleged discipline taken on PetMed's license in Florida. PetMed requested review of this situation because, among other things, its license had apparently been approved through May 2001. The Company intends to continue discussions in an effort to resolve this matter. Should a resolution not be reached, PetMed intends to vigorously contest any denial. At this time juncture, PetMed cannot accurately predict the likelihood of an adverse outcome or provide an estimate of the amount or range of potential loss, if any.

     On May 1, 2001, the former Chief Financial Officer ("CFO") of the Company, provided notice of termination of his Executive Employment Agreement with the Company dated March 7, 2000, as amended. In the notice, the former CFO also demanded payment of certain benefits allegedly due under the Executive Employment Agreement. The Company intends to continue discussions in an effort to resolve this matter. At this juncture, PetMed cannot accurately predict the likelihood of an adverse outcome or provide an estimate of the amount or range of potential loss.

    On June 13, 2001, the Company entered into a Release and Termination agreement with its former Chief Operating Officer ("COO"). The former COO's termination date was effective as of May 18, 2001. The agreement entitles the former COO to receive an amount equal to one year's base salary. The former COO will continue to have a right to exercise any stock options granted to him by the Company (the "vested options"), for a period of 30 days from the termination date. Additionally, the former COO agreed to provide consulting services to the Company on regulatory and legal matters until December 31, 2001, for which he will be separately compensated.

Routine Proceedings

     The Company is a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such routine litigation is likely to have a material adverse effect on the Company's financial condition or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

                                PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

     The Company's common shares are traded on the OTC Bulletin Board ("OTCBB") under the symbol "PETS". The prices set forth below reflect the range of high and low bid quotations per share for common shares in each of the quarters of fiscal 2001 and 2000 as reported by the OTCBB.


    2002                         High                 Low
-----------                      -----               -----
1st Quarter                      $2.11               $0.88

    2001                         High                 Low
-----------                      -----               -----
1st Quarter                      $3.00               $1.06
2nd Quarter                      $1.31               $0.38
3rd Quarter                      $0.44               $0.22
4th Quarter                      $1.09               $0.16

    2000                         High                 Low
-----------                      -----               -----
1st Quarter                      $8.75               $5.75
2nd Quarter                      $6.75               $4.00
3rd Quarter                      $4.94               $2.13
4th Quarter                      $6.88               $2.63



    Prior to March 2000, Petmed Express was not a reporting company and was not required to file quarterly, annually and other reports with the Securities and Exchange Commission ("SEC"). The Company was subject to compliance with the OTCBB Eligibility Rule, which required all companies that are quoted on the OTCBB to become reporting companies. During the period from March 9, 2000 until April 5, 2000, the Company's common stock was delisted for quotation on the OTCBB pending compliance with the OTC BB Eligibility Rules and was quoted on the National Quotation Bureau's Electronic Quotation Service under the symbol PETS. On April 6, 2000, after the Company completed the process of complying with the OTCBB Eligibility Rule, the Company's common stock was relisted on the OTCBB.

     As of June 30, 2001, there were 49 holders of record of our common stock. The closing sales price for the common stock on June 30, 2001 as reported on the OTCBB was $1.24. The Company estimates that there are in excess of 300 shareholders of our common stock.

A special note about penny stock rules

     The Company's common stock is covered by an SEC rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, which are generally institutions with assets in excess of $5,000,000, or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities, and also may affect the ability of purchasers of our stock to sell their shares in the secondary market. It may also cause less broker-dealers to be willing to make a market in our common stock, and it may affect the level of news coverage we receive.

Dividend Policy

     The Company has never paid cash dividends on our common stock. We presently intend to retain future earnings, if any, to finance the expansion of our business and do not anticipate that any cash dividends on our common stock will be paid in the foreseeable future. The future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

Item 6.	Management's Discussion and Analysis of Financial Condition
        and Results of Operations.

Overview

     PetMed Express was incorporated in the state of Florida in January 1996. From inception until approximately August 1996, our operations consisted mostly of start-up activities that included the development of a business plan and the initial activities involved in obtaining the necessary licenses and permit to dispense prescription medications. We began selling pet medications and products in September 1996, and in the fall of 1997 we issued our first catalog. This catalog displayed approximately 1,200 items, including prescription and non-prescription pet medications, pet health and nutritional supplements and pet accessories. We have recently focused our product line to approximately 600 of the most popular pet items for dogs and cats. We also market our products on our web site.
Since October 1997, we have advertised our products on national cable TV channels and through the direct mailing of catalogs.

     Our sales consist of products sold to retail consumers and sales to other pet suppliers, or wholesale sales. Typically, our retail customers pay by credit card or check at the time the order is shipped. We usually receive cash settlement in one to three banking days for our sales paid for by credit cards that minimizes our accounts receivable balances relative to our sales. Certain wholesale customers are extended credit terms, which usually require payment within 30 days of delivery. To date, the Company's sales returns average approximately 2% to 3% of sales.

     The following should be read in conjunction with the Company's Consolidated Financial Statements and the related notes thereto included elsewhere herein.

Results of Operations

     The following table sets forth, as a percentage of sales, certain items appearing in the Company's statements of operations.


                                              Fiscal Year
                                    ----------------------------------
                                    March 31, 2000      March 31, 2001
                                    --------------      --------------

 Net sales                                   100.0%              100.0%
 Cost of sales                                57.9                63.6
                                    --------------      --------------
 Gross profit                                 42.1                36.4
                                    --------------      --------------

 Operating expenses:
   General and administrative                 40.4                45.0
   Advertising                                 9.8                14.0
   Depreciation and amortization               2.7                 3.7
                                    --------------      --------------
 Total operating expenses                     52.9                62.7
                                    --------------      --------------

 Loss from operations                        (10.8)              (26.3)
                                    --------------      --------------

 Other income (expense):
   Interest expense                           (1.5)               (2.3)
   Interest income                             0.2                 0.5
   Other, net                                 (0.1)               (0.1)
                                    --------------      --------------
 Total other expense:                         (1.4)               (1.9)
                                    --------------      --------------

 Loss before provision for
    income taxes                             (12.2)              (28.2)

 Provision for income taxes                     -                   -
                                    --------------      --------------
 Net loss                                    (12.2)              (28.2)
                                    ==============      ==============

2001 Compared with 2000

Sales
-----

     Sales decreased by approximately $4,671,000, or 31.8%, to approximately $10,006,000 for the fiscal year ended March 31, 2001, from approximately $14,677,000 for the fiscal year ended March 31, 2000. The decrease in sales was primarily attributable to a decrease in customer verification rates, customer retention and wholesale sales in the year ended March 31, 2001. The reduction in wholesale sales was due to a management decision to focus more on the retail market. During March of 2001, the Company discontinued sales of all accessories and PetMed Express memberships, which the Company believes will have a minimum impact on future sales.

Cost of sales
-------------

     The cost of sales in fiscal year ended March 31, 2001 was $6,368,000 as compared to $8,496,000 in fiscal year ended March 31, 2000. The decrease of $2,129,000, or 25.1%, is primarily due to decreased sales in 2001 as compared to 2000. As a percent of sales, the cost of sales was 63.6% in 2001, as compared to 57.9% in 2000. The increase in 2001 is due primarily to increased supplier prices of prescription and non-prescription medications. The Company is concentrating more on purchasing medications in larger quantities, by bulk, to take advantages of any and all discounts available.

Gross profit
------------

     Gross profit decreased by approximately $2,542,000, or 41.1%, to approximately $3,639,000 for the fiscal year ended March 31, 2001 from approximately $6,181,000 for the fiscal year ended March 31, 2000. Gross profit as a percentage of sales for the fiscal years ended March 31, 2000 and 2001 was 42.1% and 36.4%, respectively, reflecting the negative impact of not being able to source certain products outside the United States.

General and administrative expenses
-----------------------------------

     General and administrative expense decreased approximately $1,420,000, or 24.0%, to approximately $4,507,000 for the fiscal year ended March 31, 2001 from approximately $5,927,000 for the fiscal year ended March 31, 2000. General and administrative expense as a percentage of sales was 40.4% and 45.0% for the fiscal years ended March 31, 2000 and 2001, respectively. The change in general and administrative expense is primarily attributable to the fees associated with meeting the requirements of the OTCBB, and the fees associated with investment banking and litigation settlements. In the year ended March 31, 2000, the Company incurred approximately $378,000 for the preparation and filing of a Form 10-KSB. Approximately $259,000 of investment banking related fees was incurred as the Company explored various opportunities to raise capital and $354,000 related to litigation settlements. In addition to the fees mentioned above, salaries and related expense for sales, marketing and administrative employees decreased by $117,000, or 6%, to $1,842,000 for the fiscal year ended March 31, 2001, from $1,959,000 for the fiscal year ended March 31, 2000 as a result of reducing personnel.

Advertising expenses
--------------------

     Advertising expenses decreased by approximately $47,000, or approximately 3.2%, to approximately $1,397,000 for the fiscal year ended March 31, 2001 from approximately $1,444,000 for the fiscal year ended March 31, 2000. The decrease in advertising expense was due to primarily a reduction in catalog production and distribution expenses.

Depreciation and amortization expenses
--------------------------------------

     Depreciation and amortization expenses decreased by approximately $22,000, or 5.5%, to approximately $374,000 for the fiscal year ended March 31, 2001 from approximately $395,000 for the fiscal year ended
March 31, 2000.   In the year ended March 31, 2000, the Company
expensed approximately $78,000 of software cost, which the Company determined to be impaired. Due to the sale of the Company's corporate office building on May 31, 2001, the Company expects a significant reduction to depreciation expense in fiscal 2002.

Other income and expenses
-------------------------

     Other income and expenses decreased by approximately $21,000, or 10.1%, to approximately $188,000 for the fiscal year ended March 31, 2001 from approximately $209,000 for the fiscal year ended March 31, 2000. The $21,000 decrease can be attributed to an increase in interest income relating to the Company's overnight sweep bank account.

Provision for income taxes
--------------------------

     The Company had incurred significant net losses since its inception in 1996. These losses have resulted in net operating loss carryforwards and deferred tax assets, which have been used by the Company to offset tax liabilities, which may have been incurred in prior periods. The Company recorded a valuation allowance against the deferred income tax assets, since future utilization of these assets is subject to the Company's ability to generate taxable income. There was no income tax accrual for the fiscal years ended March 31, 2000 and 2001 due to the utilization of prior net operating losses to offset taxable income for the period.

Net loss
--------

    Net loss increased by approximately $1,032,000, or 57.5%, to $2,827,000 for the fiscal year ended March 31, 2001 from $1,794,000 for the fiscal year ended March 31, 2000. The increase was attributable to the aforementioned.

Liquidity and Capital Resources
-------------------------------

    The Company's working capital deficiency at March 31, 2001 was $2,473,000, a decrease of approximately $2,075,000 from March 31, 2000. The change in working capital was primarily attributable to a decrease of $1,121,000 in inventory and classification of mortgage note of $1,567,000 as current. Net cash used in operating activities increased to $1,047,000 for the fiscal year ended March 31, 2001 from $317,000 for the fiscal year ended March 31, 2000. This was the result of an increase in net loss of approximately $1,032,000, offset by an increase in cash provided by an inventory reduction of $1,121,000. Net cash provided by investing activities increased to $70,000 for the fiscal year ended March 31, 2001 as compared to net cash used of $918,000 for the fiscal year ended March 31, 2000 primarily as a result of lower investment in property and proceeds from a certificate of deposit. Net cash provided by financing activities for the fiscal year ended March 31, 2001 was $1,084,000 compared to $862,000 for the fiscal year ended March 31, 2000. This increase was primarily attributable to proceeds from sale of common stock.

     Since inception, the Company has primarily funded its growth through the private placement of securities. In April 1998, the Company raised an additional $888,000 of net proceeds from the private placement of 250,000 shares of Convertible Preferred Stock. In February 1999, the Company raised approximately $819,000 of net proceeds from the sale of 330,333 shares of common stock. In November 2000 the Company raised $2,000,000 from the private placement of equity securities. The Company has financed certain equipment acquisitions with capital leases, and as of March 31, 2001, we had outstanding lease commitments of $247,000.

     In March 1999, the Company purchased a 50,000 square foot building, which serves as our headquarters and distribution center. At March
31, 2001, the Company had a $1,567,000 mortgage on the building and a $1,000,000 line of credit from SouthTrust Bank. At fiscal year ended March 31, 2001, borrowings under the line of credit have been limited to $150,000. The line is secured by substantially all of our assets, and interest is at the bank's base lending rate plus 1%, which equaled 9% at March 31, 2001. As of March 31, 2001, the Company had $141,000 outstanding under the line of credit. On February 24, 2000, the Company agreed to maintain $300,000 with SouthTrust Bank, as additional collateral on the mortgage, in exchange for waivers and amendments to two financial covenants. The requirement to maintain the funds expired on December 24, 2000. On December 17, 2000, the Company received a six-month credit line extension, effective through June 17, 2001. This extension limited the credit line to $150,000.
The Company is currently negotiating with SouthTrust Bank for the possible increase of the line of credit. Subsequent to the close of the fiscal year, On June 29, 2001, the Company received a three-month forbearance from the line of credit with SouthTrust Bank, effective through August 17, 2001. The forbearance allows the Company to extend negotiations with SouthTrust Bank for the possible increase of the line of credit. No assurances can be made, however, the Company reasonably believes an agreement will be reached with SouthTrust Bank to extend the line of credit terms satisfactorily.

     Subsequent to the close of the fiscal year, on May 31, 2001, the Company sold their facilities (50,000 square foot corporate office building), which includes the principal executive offices and warehouse, to an unrelated third party. The Company received proceeds of $2,150,000, of which approximately $1,600,000 was used to pay off the mortgage. The Company will recognize a loss on the sale of approximately $143,000 in the first quarter of fiscal year end March 31, 2001. The Company then entered into a five-year term leaseback agreement for 20,000 of the 50,000 square foot Pompano Beach office building. The lease term runs through May 2006 with annual rent payable monthly as follows: year one $166,000; year two $166,000; year three $173,000; year four $180,000; and year five $187,000.

     Other than working capital and credit line, the Company presently has no other alternative source of working capital. For the year ended March 31, 2001, the Company has incurred significant operating losses and cash flow deficiencies. This discussion has been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We had an operating loss of approximately $2,827,000 for the year ended March 31, 2001 and negative cash flow from operations of approximately $1,057,000. As a result, the Company may be dependent upon capital from outside sources in order to fund future operations. These matters raise substantial doubt about our ability to continue as a going concern. This discussion regarding our results of operations as well as our financial statements which are included elsewhere herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Recent Accounting Pronouncements

     The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Item 7.	Financial Statements.

     The financial statements of the Company, and the related notes are set forth at pages F-1 through F-21 attached hereto.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     On April 7, 1999, the Company engaged Ernst & Young LLP as our independent auditor. Ernst & Young LLP remained the Company's independent auditor until January 2001. On January 16, 2001, Ernst & Young LLP resigned as the Company's principal accountants.

     In connection with the audits of PetMed's financial statements for the fiscal year ended March 31, 2000 and the nine months ended
December 31, 1999, and in the interim period through the date of the Report, there have been no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the matter in their report on PetMed's financial statements. Ernst & Young LLP has previously advised PetMed in connection with the audits of PetMed's financial statements for the periods referred to above that it had material weaknesses in internal controls (as defined in Item 304 (a)(1)(iv)(B)(1) of Regulation S- B) related to the lack of formal accounting policies and procedures, lack of adequate staffing in the financial reporting function, lack of timely account reconciliations, unsupported journal entries, and lack of proper inventory and accounts payable cut-off procedures.

     Ernst & Young LLP's report on PetMed's financial statements for the year ended March 31, 2000 was qualified as to PetMed's ability to continue as a going concern. Other than such qualification, the reports of Ernst & Young LLP on PetMed's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     On January 22, 2001, PetMed appointed Lopez Levi & Associates, LLC, as its independent auditor and Lopez Levi & Associates, LLC accepted such appointment. PetMed has not consulted with Lopez Levi & Associates, LLC on the application of accounting principles to any completed or proposed transaction or on the type of audit opinion that might be given. On April 24, 2001, the Company terminated the engagement of Lopez Levi & Associates, LLC as the Company's independent auditor. There have been no disagreements with Lopez Levi
& Associates, LLC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Lopez Levi & Associates, LLC, would have caused Lopez Levi & Associates, LLC to make reference to the matter in their report on PetMed's financial statements.

     On April 24, 2001, PetMed appointed Goldstein Golub Kessler LLP as its independent auditor and Goldstein Golub Kessler LLP accepted such appointment. PetMed had not consulted with Goldstein Golub Kessler
LLP prior to their engagement as our independent auditors, on the application of accounting principles to any completed or proposed transaction or on the type of audit opinion that might be given.

     The decision to change audit firms was approved by our Board of Directors on each occasion.

                               PART III

Item 9.  Directors and Executive Officers of the Company.

     Set forth below is information regarding the board of directors and executive officers of the Company:

          Name                   Office                   Age
   -------------------     --------------------           ---

   Marc A. Puleo, M.D.     Chairman of the                 38
                           Board, President and
                           Corporate Secretary
   Menderes Akdag          Chief Executive Officer         40
   Bruce S. Rosenbloom     Chief Financial
                           Officer and Treasurer           32
   Guven Kivilcim          Director                        28
   Huseyin Kizanlikli      Director                        38
   Kenneth Jacobi          Director                        53

     MARC PULEO, M.D., age 38, has served as Chairman of our Board of Directors since our inception in January 1996. From January 1996 until March 2000, Dr. Puleo also served as our President, from January 1996 until March 2001, Dr. Puleo served as our Chief Executive Officer, from January 1996 until May 2000, Dr. Puleo served as our Treasurer, and as our Corporate Secretary from January 1996 to the present. Dr. Puleo has also been the President of South Florida Anesthesia Professionals, an entity located in Fort Lauderdale, Florida, since founding that company in January 1996. Dr. Puleo was Vice President of Dynamic Press, Inc., an offset printing and direct marketing company, from June 1997 until June 1998. Dr. Puleo, an anesthesiologist, was employed with Anesthesia Professional Association, North Ridge Medical Center and North Ridge Outpatient Surgery Center from December 1994 through December 1995. Dr. Puleo was an anesthesia resident with the University of Illinois Hospitals and Clinics, the Michael Reese Hospital, the Westside Veteran's Administration Hospital, the University of Illinois Eye and Ear Infirmary, the Nathan Cummings Surgicenter, and the University of Illinois Pain Clinic, all located in the Chicago, Illinois area, from July 1991 through June 1994. Dr. Puleo received his medical degree from the University of Illinois College of Medicine, Chicago, Illinois.

     MENDERES AKDAG, age 40, was appointed Chief Executive Officer on March 16, 2001. Prior to joining PetMed Express, from November 2000 until March 2001, Mr. Akdag served as Chief Executive Officer of International Cosmetics Marketing Co. d/b/a Beverly Sassoon & Co., a publicly held (OTCBB: ICMK) direct sales company distributing skin care and nutritional products. From May 1991 until August 2000, Mr. Akdag was employed by Lens Express, Inc., a direct sales company distributing replacement contact lens, serving as its President from May 1996 until August 2000, Chief Executive officer and a member of the Board of Directors from August 1992 until May 1996, and Chief Financial Officer and a member of the Board of Directors from May 1991 until August 1992. On December 14, 1998, Netel Inc., a corporation in which Mr. Akdag served as a member of the Board of Directors, filed a Petition for Chapter 11 bankruptcy in the United States Bankruptcy Court Southern District of Florida. The proceeding was styled IN RE:
NETEL, INC., CASE NO. 98-28929-BKC-PGH. On July 19, 1999, the Bankruptcy Court entered an Order Confirming an Amended Chapter 11 Plan. On December 21, 1999, the Bankruptcy Court entered a Final Decree, Discharge of Trustee, and closed the case. Mr. Akdag holds a Bachelor of Science degree in Business Administration with a major in finance from the University of Florida where he graduated with high honors.

     BRUCE ROSENBLOOM, age 32, was appointed Chief Financial Officer on May 30, 2001. Mr. Rosenbloom served as the Manager of Finance and Financial Reporting of Cooker Restaurant Corporation, a $147 million, 65 location, publicly held (OTCBB: CGRT) restaurant, in West Palm Beach, Florida, from December 2000 until May 2001. Mr. Rosenbloom's duties included all internal and external reporting including all SEC filings and Annual Report to Shareholders. Mr. Rosenbloom was a senior audit accountant for Deloitte & Touche LLP, West Palm Beach, Florida, from January 1996 until December 2000. Mr. Rosenbloom was responsible for planning and conducting all aspects of audit engagements for clients in various industries, including direct marketing, healthcare, manufacturing, financial institutions, and professional service firms. From August of 1992 to May of 1995, Mr. Rosenbloom was an Account Executive for MCI Telecommunications. Mr. Rosenbloom, a certified public accountant, received a Bachelor of Science in Accounting from Florida Atlantic University, Boca Raton, Florida in 1996 and a Bachelor of Arts in Economics from the University of Texas, Austin, Texas in 1992.

     GUVEN KIVILCIM, age 28, has been a member of our Board of Directors since November 2000. Since December 1997, Mr. Kivilcim has been
Chairman and President of Radiant Telecom, Inc., a long distance telecommunications company. Mr. Kivilcim is also a 20% shareholder of Tricon Holdings, LLC, a principal shareholder of the Company. From
1995 to present, Mr. Kivilcim has been employed as a Vice President with Tel3.com, a telecommunications company. Mr. Kivilcim is also Secretary and Treasurer of Next Communications, Inc.

     HUSEYIN KIZANLIKLI, age 38, has been a member of our Board of Directors since November 2000. Since December 1997, Mr. Kizanlikli has been Vice President and a director of Radiant Telecom, Inc., a long distance telecommunications company, and since October 1996, he has been Vice President and a Director of Creslin of Florida, Inc., a real estate corporation established in 1995. Mr. Kizanlikli is also CEO of a European company, Yesil Kundura, based in Istanbul, Turkey since 1995. Mr. Kizanlikli is also a Director of Managed Vision.

     KENNETH JACOBI, age 53, has been a member of our Board of Directors since November 2000. He has been a principal of Regnum Group, Inc., a consulting and advisory firm in the telecommunications industry since 1999. Since January 1999, Mr. Jacobi has been a member of the Board of Directors, Secretary and Treasurer of Radiant Telecom, Inc., a long distance telecommunications company, and Vice President of Regulatory Affairs since June 1999. Since June 2000, Mr. Jacobi has been President of Broadway Motor Sports, Inc., a used car dealership. From 1997 through 1999, he served as Vice President of Regulatory and Administrative Affairs for Netel, Inc.; a telecommunications company located in Fort Lauderdale, Florida, where he was responsible for regulatory and legislative research, government affairs, negotiation of contracts and strategic alliances with various telecommunications companies. From 1992 through 1997, Mr. Jacobi served as Vice President of Regulatory and Administrative Affairs for Colmena Corp., a telecommunications company located in Pompano Beach, Florida, where he was involved in regulatory affairs, dispute management and business policy. Mr. Jacobi attended the University of Southern California and Miami-Dade Community College. Mr. Jacobi is also a non-voting member of the Federal Communication Commission Bar Association.

     On December 14, 1998, Netel Inc., a corporation in which Mr. Jacobi served as a member of the Board of Directors, filed a Petition for Chapter 11 bankruptcy in the United States Bankruptcy Court Southern District of Florida. The proceeding was styled IN RE: NETEL, INC.,
CASE NO. 98-28929-BKC-PGH. On July 19, 1999, the Bankruptcy Court entered an Order Confirming an Amended Chapter 11 Plan. On December
21, 1999, the Bankruptcy Court entered a Final Decree, Discharge of the Trustee, and closed the case.

     There are no familial relationships between any of the executive officers and directors other than that Guven Kivilcim and Huseyin Kizanlikli are cousins. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of our shareholders, or until his or her successor is elected and qualified. The bylaws permit the board of directors to fill any vacancy and that director may serve until the next annual meeting of stockholders or until his successor is elected and qualified.

Committees of the Board of Directors

     The Board of Directors has established an audit committee and a compensation committee, both of which are comprised of non-employee directors. The compensation committee establishes guidelines and standards relating to the determination of executive compensation, reviews executive compensation policies and recommends to our board of directors compensation for our executive officers and other employees. Our compensation committee also administers our stock incentive plan and determines the number of shares covered by, and terms of, options to be granted to executive officers and other employees under this plan.

     The audit committee recommends independent auditors, reviews internal financial information, reviews audit reports and management letters, participates in the determination of the adequacy of the internal accounting control system, reviews the results of audits with independent auditors, oversees quarterly and yearly reporting, and is responsible for policies, procedures, and other matters relating to business integrity, ethics and conflicts of interests. The members of the compensation and audit committees are Messrs. Kivilcim, Kizanlikli, and Jacobi.

Compliance With Section 16(a) of the Exchange Act

     We became a reporting company under the Securities Exchange Act of 1934 (the "Exchange Act") in March 2000. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Exchange Act during the fiscal year ended March 31, 2001. Other than the unintentional failure of the two new executive officers to file a Form 3 and the President to file a Form 4, which were filed as of the date of this Form 10-KSB, the Company is not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended March 31, 2001.

Item 10.  Executive Compensation.

     The following table sets forth the annual and long-term compensation paid by us for services performed on our behalf for the last three completed fiscal years ended March 31, 1999, 2000 and 2001, with respect to those persons who were, as of March 31, 2001, our President and the next two highest paid executive officers who earned compensation greater than $100,000 in these fiscal years:


                     SUMMARY COMPENSATION TABLE


-------------------------------------------------------------------------------------------------------------
                             Annual Compensation                                Long-Term Compensation
                          ---------------------------------            --------------------------------------
                                                                           Awards     Payouts
                                                                       --------------------------------------
                                                                        Securities
Name and                                                    Other       Underlying     LTIP      All Other                 All
Principal                                                   Annual        Options/    Payouts   Compensation
Position                   Year      Salary     Bonus   Compensation($)   SARs (#)      ($)         ($)
------------------------------------------------------------------------------------------------------------

Marc Puleo, M.D.           2001 (a) $ 85,000   15,000          -          200,000       -            -
 Chairman of the Board     2000            -        -          -                -       -            -
 President                 1999            -        -          -          600,000       -            -

Menderes Akdag             2001        6,000        -          -          750,000       -            -
 Chief Executive Officer   2000            -        -          -                -       -            -
                           1999            -        -          -                -       -            -

John Vermaaten             2001      113,000        -          -                -       -            -
 Chief Financial Officer   2000        7,000        -          -          100,000       -            -
                           1999            -        -          -                -       -            -



(a) During our fiscal years ended March 31, 1999 and 2000, Dr. Puleo did not receive a cash salary as compensation for his services to us. Dr. Puleo's compensation has been in the form of stock options. The Company had, however, recognized an expense of $100,000 for the fiscal years ended March 31, 2000, as the value of his services to Petmed.

Employment Agreements

     On March 16, 2001, the Company entered into an employment agreement with Menderes Akdag to serve as the Company's Chief Executive Officer. Under the terms of this three-year agreement the Company will pay Mr. Akdag an annual salary of $150,000 for the first six months of the agreement, and thereafter his annual salary will be increased to $200,000. The Company can terminate the employment of Mr. Akdag either upon mutual consent or for cause. If the Company should terminate Mr. Akdag for cause, or if Mr. Akdag should terminate the agreement without "good reason" as described in the employment agreement, no severance benefits shall be paid. If the Company should terminate Mr. Akdag without cause, the Company must give Mr. Akdag three months notice and continue to compensate him under the terms of this employment agreement during those three months. At the end of the three-month period, the Company must pay Mr. Akdag severance benefits equal to the annual base salary of the executive, and any previously granted but unvested options shall immediately vest. If the Company should terminate Mr. Akdag for cause, as defined in employment agreement, no severance benefits shall be paid. The agreement can be terminated upon the mutual consent of the parties, or upon 90 days notice by the Company during which time the Company shall continue to compensate him under the terms of his employment agreement. The Company also granted Mr. Akdag options to purchase 750,000 shares of its common stock under the Company's 1998 Stock
Option Plan at an exercise price of $.32 per share, which vest at the rate of 187,500 options on each of March 16, 2001, 2002, 2003 and 2004.


     On May 1, 2000, the Company entered into a two-year employment agreement with Marc Puleo, M.D., as Chief Executive Officer, which provides for annual cash compensation to him of $150,000. On November 8, 2000, Dr. Puleo's employment agreement dated May 1, 2000 was amended to reflect a salary of $75,000 annually. Under the terms of the employment agreement Dr. Puleo receives an annual salary of

$75,000, subject to increase upon an annual review by our board of directors. The Company can terminate the employment of Dr. Puleo either upon mutual consent or for cause. If the Company should terminate Dr. Puleo for cause, or if Dr. Puleo should terminate the agreement without "good reason" as described in the employment agreement, no severance benefits shall be paid. If the Company should terminate Dr. Puleo without cause, the Company must give Dr. Puleo three months notice and continue to compensate him under the terms of this employment agreement during those three months. At the end of the three-month period, the Company must pay Dr. Puleo severance benefits equal to the annual base salary of the executive, and any previously granted but unvested options shall immediately vest. If the Company should terminate Dr. Puleo for cause, as defined in employment agreement, no severance benefits shall be paid. The agreement can be terminated upon the mutual consent of the parties, or upon 90 days notice by the Company during which time the Company shall continue to compensate him under the terms of his employment agreement.

     All employment agreements mentioned above contain customary non-disclosure provisions, as well as a non-competition restriction for a period of 18 months following the termination of the agreement.
Stock Options

Options Agreements

     Before the Company adopted the 1998 Stock Option Plan (the "Plan") in July 1998, the Company granted stock options independent of any plan for the purchase of up to 1,071,000 shares of common stock, as follows: options granted to Dr. Puleo to purchase 300,000 shares of common stock at $.163 per share, currently exercisable until May 2002, 240,000 shares of the common stock at $1.00 per share, currently exercisable until May 2002; options granted to a non-employee principal shareholder of PetMed Express to purchase 300,000 shares of common stock at$.37 per share, currently exercisable until May 2002; options granted to various employees to purchase an aggregate of 199,500 shares of common stock at prices ranging from $1.15 to $1.33 per share until July 2002, of which 88,501 are currently exercisable and 40,501 and 40,498 may not be exercised until April 2000 and April 2001, respectively; and options granted as compensation for services rendered to us to purchase an aggregate of 103,500 shares of common stock at prices ranging from $1.33 to $2.00 per share, currently exercisable until July 2002. This includes options to purchase 22,500 shares at $1.33 per share granted to an affiliate of Atlas, Pearlman, P.A., counsel for PetMed Express.

1998 Stock Option Plan

     The Plan, adopted July 1998, provides for the grant of options to purchase up to 5 million shares to key employees, including officers, and to non-employee directors and consultants. The purpose of this plan is to attract and retain persons eligible to participate in the plan, motivate participants to achieve our long-term goals by further aligning the interests of participants with those of our stockholders through compensation that is directly linked to the profitability of our business and increases in stockholder value. These options are intended to qualify either as incentive stock options within the meaning of Section 422 of the Internal Revenue Code, or as non-statutory stock options, which are options that are not intended to meet the requirements of that section of the Internal Revenue Code.

     The plan is administered by the compensation committee. Under the plan, our compensation committee has the authority to determine: the persons to whom options will be granted, the number of shares to be covered by each option, exercise price of each option, whether the options granted are intended to be incentive stock options, the manner of exercise, and the time, manner and form of payment upon exercise of an option.

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

     With respect to an aggregate of approximately 775,000 options granted under the option plan, upon the effectiveness of a sale of all or substantially all of our assets, or a merger, stock exchange or other form of business combination, the result of which is that our stockholders immediately preceding the transaction own, after the consummation of the business combination, less than 51% of our then issued and outstanding voting securities, then, all of the options not previously vested will immediately vest and become exercisable.
As of March 31, 2000, options to purchase 2,952,500 shares of our common stock, at exercise prices ranging from $.32 to $6.125 per share, were outstanding under the Plan.


     The following table sets forth certain information concerning grants of options to the Named Executive Officers during the fiscal year ended March 31, 2001.

         OPTION GRANTS FOR FISCAL YEAR ENDED MARCH 31, 2001


                                          Individual Grants
                -----------------------------------------------------------------
                   Number of         Percent of
                   Securities        Total Options                                   Potential Realizable
                   Underlying          granted         Exercise or                     Value at Assumed
                Options Granted      to Employees      Base Price      Expiration       Annual Rates of
    Name            (shares)         in Fiscal Year     ($/share)         Date          Stock Prices      (a)
------------------------------------------------------------------------------------------------------------


Marc Puleo, M.D.    200,000 (b)           17.0%        $  0.35          03/16/06     $   -       $   -    (d)

Menderes Akdag      750,000 (c)           63.8%        $  0.32          03/16/07     $   -       $   -    (d)




(a) Potential realizable value is presented net of the option exercise price, but before any federal or state income taxes associated with exercise. It is calculated assuming that the fair market value on the date of the grant appreciates at the indicated annual rates, compounded annually, for the term of the option. The 5% and 10% assumed rates of appreciation are mandated by the rules of the SEC and do not represent our estimate or projection of future increases in the price of our common stock. Actual gains will be dependent on the future performance of our common stock and the option holder's continued employment through the vesting periods. The amounts reflected in the table may not be achieved.

(b) These options were granted on March 16, 2001. The exercise price is 110% of the market value of the common stock, or $.35 per share, on March 16, 2001. Each option vests on March 16, 2001, and lapses 30 days after termination of employment.

(c)   The Company also granted Mr. Akdag options to purchase
      750,000 shares of its common stock under the Company's 1998 Stock Option Plan at an exercise price of $.32 per share, which vest at the rate of 187,500 options on each of March 16, 2001, 2002, 2003 and 2004.

(d) The per share weighted-average fair value of stock options granted during fiscal 2001 was $.23, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0.00 percent, risk-free interest rate of 6.00%, an expected life of 5 years, and volatility of 91%.

     The following table sets forth, as of March 31, 2001, the number of stock options and the value of unexercised stock options held by the Named Executive Officers and the exercises of stock options during the year ended March 31, 2001 by the Named Executive Officers.


     AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END STOCK OPTION VALUES

                                                 Number of Securities           Value of Unexercised
                                                Underlying Unexercised          In-the-Money Options
                Shares acquired     Value     Options at Fiscal Year-End        at Fiscal Year-End
     Name         on Exercise     Realized    (Exercisable/Unexercisable)   (Exercisable/Unexercisable)
-------------------------------------------------------------------------------------------------------

Marc Puleo, M.D.        -             -           1,340,000 / 600,000                 $0 / $0

Menderes Akdag          -             -            187,500 / 562,500                  $0 / $0



Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

     As of June 30, 2001, there were 16,360,010 shares of the Company's common stock issued and outstanding. These securities represent all of the Company's issued and outstanding voting securities. The following table sets forth, as of the close of business on June 30, 2001, (a) the name, address and number of shares of each person known by us to be the beneficial owner of more than 5% of the class of stock; and (b) the number of shares of these securities owned by each director and all officers and directors as a group, together with their respective percentage holdings of such shares. Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting or investment power with respect to securities, and includes any securities, which the person has the right to acquire within 60 days after June 30, 2001, through the conversion or exercise of any security or other right. Except as otherwise specifically set forth herein, the following tables give no effect to the exercise of any outstanding stock options or warrants. Unless otherwise indicated, the address for each person is 1441 SW 29 Avenue, Pompano Beach, Florida 33069.



 Name and Address            Number of Shares        Percent of Shares
 of Beneficial Owner        Beneficially Owned          Outstanding
---------------------       ------------------       -----------------

Tricon Holdings, LLC           13,000,000                  67.1%

Marc Puleo, M.D.                2,836,250                  16.2%

Christopher Lloyd               1,856,251                  11.1%

Menderes Akdag                    187,500                   1.1%

Bruce Rosenbloom                    -                        -

Guven Kivilcim                      -                        -

Huseyin Kizanlikli                  -                        -

Kenneth Jacobi                      -                        -

All executive officers and
directors as a group
(six persons)                   3,383,751                  18.6%




     Tricon Holdings, LLC holdings include 3,000,000 shares issuable upon exercise of warrants at $.33 per share. Mr. Kenneth Jacobi is the manager of Tricon Holdings, LLC and Mr. Kivilcim is a director and the secretary, but each individual disclaims beneficial ownership of the securities held by Tricon Holdings, LLC.

     Dr. Puleo's holdings include 1,496,250 shares of our Common Stock held by Marpul Trust, a trust established by Dr. Puleo under an agreement dated September 3, 1999 and of which he is the beneficiary. Mr. Christopher Lloyd and Southpac Trust International, Inc. are trustees.

     Dr. Puleo's holdings also include: options held by him to purchase 300,000 shares of Common Stock at $.163 per share until May 2002,options held by him to purchase 240,000 shares at $1.00 per share until May 2002, options held by him to purchase 600,000 shares at $1.25 per share until May 2003, options held by him to purchase
200,000 shares at $.35 per share until March 2006,

     The amount beneficially owned by Dr. Puleo excludes options to purchase an additional 600,000 shares of our Common Stock at $1.25 per share, which have not yet vested under the terms of his employment agreement. The amount of shares owned by Dr. Puleo also excludes up to 1,444,250 shares owned by Double Diamond Trading, Inc. over which Dr. Puleo holds voting control until December 29, 2001 under a voting proxy granted him on December 29, 1999,and options held by Double Diamond Trading to purchase 300,000 shares at $.37 per share until May 2002. The stock underlying these options are included in the voting proxy held by Dr. Puleo. The 1,444,250 shares are freely saleable by Double Diamond Trading and were previously transferred to street name. Accordingly, Dr. Puleo does not know the exact number, if any, of these shares, which are still held by Double Diamond Trading.

     Mr. Lloyd's holdings include: options held by him to purchase 360,001 shares of Common Stock, of which 350,000 are exercisable at $2.75 per share, 3,334 shares of Common Stock at $4.00 per share and 6,667 shares of Common Stock at $4.50 per share, all expiring on May 20, 2001. 1,496,250 shares owned by Marpul Trust of which Mr. Lloyd has shared voting power.

     Mr. Akdag's holdings include options to purchase 187,500 shares of Common Stock at $.32 per share until March 2004, but excludes options to purchase an additional 562,500 shares of Common Stock at $.32 per share, which have not yet vested.

     Mr. Rosenbloom's holdings exclude options to purchase 50,000 shares of our Common Stock exercisable at $1.65 per share, which have not yet vested.

Limitation of Liability and Indemnification Matters

     Our amended and restated articles of incorporation contain provisions which eliminate the personal liability of our directors to us or our stockholders for monetary damages for breach of their fiduciary duty as a director to the fullest extent permitted by the Florida Business Corporations Act, except for liability: for any breach of their duty of loyalty to us or our stockholders; for act or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; for unlawful payments of dividends or unlawful stock repurchases or redemptions; or for any transaction from which the director derived an improper personal benefit.

     These provisions do not affect a director's responsibilities under any other laws, including the federal securities laws and state and federal environmental laws.

Item 12.  Certain Relationships and Related Transactions.

     In December 1998, Dr. Puleo advanced the Company $100,000 to be used as a deposit on the purchase of the building and the real property on which the Company's principal offices are located. The advance was repaid without interest in February 1999. Subsequent to the close of the fiscal year, on May 31, 2001, the Company sold their building and the real property on which the Company's principal offices are located, to an unrelated third party. See Item 2. Description of Property.

     In February 1999, the Company borrowed $1,950,000 from Dr. Puleo's father to purchase the building and the real property on which our principal offices are located. The loan was unsecured and accrued interest at the rate of 15% per annum. The note was renewed as of March 31, 1999 for a two-year period with an annual interest rate of 15% during the month of April 1999 and 12% thereafter. On May 30, 1999, $1,500,000 of the note was repaid with the proceeds from a mortgage on the building and land obtained by the Company from a commercial bank. The balance was repaid in October 1999.

     The President and former Chief Executive Officer of the Company is the sole owner of South Florida Anesthesia Professionals ("SFAP"), which rents space in the Company's facilities. SFAP paid rent to the Company of $4,500 and $0 during fiscal 2000 and 2001, respectively.

     The Company believes that transactions with our officers, directors and principal stockholders have been made upon terms no less favorable to us than we might receive from unaffiliated third parties. The
Company has adopted a policy whereby all transactions between us and one or more of our affiliates must be approved in advance by a majority of our disinterested directors.

                               PART IV

Item 13.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

(a)   Documents filed as part of this Form 10-K.

      (1)     Consolidated Financial Statements:

              Independent Auditors' Report

              Consolidated Balance Sheet as of March 31, 2001

              Consolidated Statements of Operations for the Fiscal Years Ended March 31, 2000 and March 31, 2001

              Consolidated Statement of Changes in Stockholders' Equity for the Fiscal Years Ended March 31, 2000 and March 31, 2001

              Consolidated Statement of Cash Flows for the Fiscal Years Ended March 31, 2000 and March 31, 2001

              Notes to Consolidated Financial Statements for the Fiscal Years Ended March 31, 2000 and March 31, 2001

The following exhibits are filed as part of this Form 10-K.

      (3)     Articles of Incorporation and By-Laws.

              3.1   Amended and Restated Articles of Incorporation (1)

              3.2   By-Laws of the Corporation (1)

      (4)     Instruments Defining the Rights of Security Holders.

              4.1   Form of Warrant issued to Noble International
                    Investments, Inc. (1)

              4.2   Specimen common stock certificate (1)

      (10) Material Contracts (*Management contract or compensatory plan or arrangement.)

              10.1 Second Amended and Restated Employment Agreement with Marc A. Puleo (incorporated by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000, Commission File No. 000-28827).*

              10.2   1998 Stock Option Plan (1)

              10.3   Proxy from Double Diamond Trading, Inc. to Marc Puleo.(1)

              10.4   Line of Credit Agreement with SouthTrust Bank, N.A. (1)

              10.5 Line of Credit Waiver and Modification of Covenants with SouthTrust Bank, N.A. (incorporated by reference to
                     Exhibit 10.14 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000, Commission File No. 000-28827).

              10.6 Employment Agreement with John Vermaaten (incorporated by reference to Exhibit 10.15 of the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2000, Commission File No. 000-28827).*

              10.7 Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 10 of the Registrant's Form 8-K on, March 16, 2001, Commission File No. 000-28827).*

              10.8 Agreement for the Sale and Leaseback of the Land and Building. (incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K on June 14, 2001, Commission File No. 000-28827).

              10.9 Line of Credit Forbearance Letter with SouthTrust Bank, N.A. (filed herewith to Exhibit 10.9 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001, Commission File No. 000-28827).

              10.10 Release and Termination Agreement with Chris Lloyd (filed herewith to Exhibit 10.10 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001, Commission File No. 000-28827).*

      (16)    Letter regarding Change in Certifying Accountant.

              16.1 Letter from Ernst & Young LLP, regarding change in certifying accountants (incorporated by reference to Exhibit 16 of the Registrant's Form 8-K on January 16, 2001, Commission File No. 000-28827).

              16.2 Letter from Lopez, Levi, & Associates LLC, regarding change in certifying accountants (incorporated by reference to Exhibit 16 of the Registrant's Form 8-K on April 24, 2001, Commission File No.: 000-28827).

     (21)     Subsidiaries of Registrant.

              21.1    Subsidiaries of Registrant (filed herewith to
                      Exhibit 21.1 of the Registrant's Form 10-KSB for the fiscal year ended March 31, 2001, Commission File No. 000-28827).

     (23)     Consents of Experts and Counsel.

              23.1    Consent of Ernst & Young LLP (filed herewith to
                      Exhibit 23.1 of the Registrant's Form 10-KSB for the fiscal year ended March 31, 2001, Commission File No. 000-28827).


----------------

(1) Incorporated by reference to the Registration Statement on Form 10-SB, File No. 000-28827, as amended, as filed with the Securities and Exchange Commission.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 13, 2001

                                 PETMED EXPRESS, INC.
                                 (the "Registrant")

                                 By:     /s/ Mendo Akdag
                                    ---------------------------------
                                    Mendo Akdag
                                    Chief Executive Officer
                                    (principal executive officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on July 13, 2001.

        SIGNATURE                               TITLE

/s/ Mendo Akdag                        Chief Executive Officer
----------------------------------     (principal executive officer)
Mendo Akdag                            Officer


/s/ Marc Puleo, M.D.                   Chairman of the Board,
----------------------------------     President, Secretary
Marc Puleo                             Officer and Director


/s/ Bruce Rosenbloom                   Chief Financial Officer and Treasurer
----------------------------------     (principal financial and accounting
Bruce Rosenbloom                       officer)
                                       Officer

/s/ Guven Kivilcim                     Director
----------------------------------
Guven Kivilcim


/s/ Huseyin Kizanlikli                 Director
----------------------------------
Huseyin Kizanlikli


/s/ Kenneth Jacobi                      Director
----------------------------------
Kenneth Jacobi

______________________________________________________________________
______________________________________________________________________




                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549


                        ______________________




                         PETMED EXPRESS, INC.


                        _______________________



                        FORM 10-KSB ANNUAL REPORT


                        FOR THE FISCAL YEAR ENDED:

                              MARCH 31, 2001



                        _______________________


                    CONSOLIDATED FINANCIAL STATEMENTS

                        _______________________







______________________________________________________________________
______________________________________________________________________

                PETMED EXPRESS, INC AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                   Page
                                                                   ----


Independent Auditor's Report - Goldstein Golub Kessler LLP......    F-2

Independent Auditor's Report - Ernst & Young LLP................    F-3

Consolidated Balance Sheet as of March 31, 2001.................   F-4

Consolidated Statements of Operations for the fiscal years
ended March 31, 2000 and March 31, 2001.........................    F-5

Consolidated Statements of Changes in Stockholders' Equity
for the fiscal years ended March 31, 2000 and March 31, 2001....    F-6

Consolidated Statements of Cash Flows for the fiscal years
ended March 31, 2000 and March 31, 2001.........................    F-7

Notes to Consolidated Financial Statements...................... F-8-F-21

                    INDEPENDENT AUDITOR'S REPORT
                    ----------------------------


To the Board of Directors and Shareholders
PetMed Express, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of PetMed Express, Inc. and Subsidiaries (the "Company") as of March 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PetMed Express, Inc. and Subsidiaries at March 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficiency, and has suffered recurring losses from operations and negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






May 31, 2001                   /s/Goldstein Golub Kessler LLP
                               --------------------------------
New York, New York             Goldstein Golub Kessler LLP

                  REPORT OF INDEPENDENT AUDITORS
                  ------------------------------


The Board of Directors
PetMed Express, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of PetMed Express, Inc. and subsidiary as of March 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PetMed Express, Inc. and subsidiary at March 31, 2000, and the results of its operations and its cash flows for the year ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.

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






West Palm Beach, Florida                 /s/ Ernst & Young LLP
                                         ----------------------------
June 22, 2000                            Ernst & Young LLP

               PETMED EXPRESS, INC. AND SUBSIDIARIES

                     Consolidated Balance Sheet

                                                                 March 31,
                                                                   2001
                                                               ------------
ASSETS

Current assets:
   Cash and cash equivalents                                   $    408,699
   Accounts receivable, less allowance for
      doubtful accounts of $9,740                                   162,468
   Inventories                                                      631,394
   Prepaid expenses and other current assets                         22,114
                                                               ------------
   Total current assets                                           1,224,675

Property and equipment, net                                       3,185,851

Other assets, net                                                    94,231
                                                               ------------
   Total assets                                                $  4,504,757
                                                               ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                       $  1,542,166
   Line of credit                                                   141,214
   Current portion of capital lease obligations                     197,763
   Current portion of mortgage payable                            1,566,833
   Other current liabilities                                        110,000
   Deferred membership fee revenue                                  140,048
                                                               ------------
   Total current liabilities                                      3,698,024

Capital lease obligations, less current portion                      49,446
                                                               ------------
Total liabilities                                                 3,747,470
                                                               ============

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000
     shares authorized; 2,500 convertible shares
     issued and outstanding with a liquidation
     preference of $4 per share                                       8,898
   Common stock, $.001 par value, 20,000,000 shares
     authorized; 16,360,010 shares issued and outstanding            16,360
Additional paid-in capital                                        6,528,885
Accumulated deficit                                              (5,796,856)
                                                               ------------
   Total shareholders' equity                                       757,287
                                                               ------------
   Total liabilities and shareholders' equity                  $  4,504,757
                                                               ============





See accompanying notes to consolidated financial statements

                    PETMED EXPRESS, INC. AND SUBSIDIARIES

                   Consolidated Statements of Operations


                                             March 31,         March 31,
                                               2000              2001
                                          -------------     -------------

Sales                                     $  14,677,146     $  10,006,285
Cost of sales                                 8,496,316         6,367,604
                                          -------------     -------------
Gross profit                                  6,180,830         3,638,681
                                          -------------     -------------

Operating expenses:
  General and administrative                  5,926,851         4,506,509
  Advertising                                 1,444,065         1,397,418
  Depreciation and amortization                 395,469           373,852
                                          -------------     -------------
Total operating expenses                      7,766,385         6,277,779
                                          -------------     -------------

Loss from operations                         (1,585,555)       (2,639,098)

Other income (expense)
  Interest expense                             (229,055)         (231,414)
  Interest income                                34,724            52,922
  Other, net                                    (14,351)           (9,117)
                                          -------------     -------------
Total other expense                            (208,682)         (187,609)
                                          -------------     -------------

Loss before provision for income taxes       (1,794,237)       (2,826,707)

Provision for income taxes                         -                 -
                                          -------------     -------------
Net loss                                  $  (1,794,237)    $  (2,826,707)
                                          =============     =============

Basic and diluted loss per common share:  $       (0.28)    $       (0.28)
                                          =============     =============

Weighted average number of common shares
  outstanding                             $   6,369,822     $   9,943,625
                                          =============     =============




See accompanying notes to consolidated financial statements

                     PETMED EXPRESS, INC. AND SUBSIDIARIES

            Consolidated Statements of Changes in Stockholders' Equity
               Fiscal years ended March 31, 2000 and March 31, 2001



                                  Convertible                  Common             Additional
                                 Preferred Stock               Stock               Paid-In          Accumulated
                                 Shares    Amounts     Shares        Amounts       Capital            Deficit         Total
                                 ------    --------  ----------     ---------    ------------     -------------    ------------

Balance, March 31, 1999          6,250     $ 22,246   6,120,822     $   6,121    $  3,858,486     $  (1,175,912)   $  2,710,941
  Exercise of stock options       -            -        246,000           246         247,752             -             247,998
  Issuance of options in
    settlement of litigation      -            -           -             -            144,000             -             144,000
  Warrants issued in
    exchange for services         -            -           -             -            213,150             -             213,150
  Sale of common stock            -            -          3,000             3           8,997             -               9,000
  In-kind contribution of
    services                      -            -           -             -            100,000             -             100,000
  Net loss                        -            -           -             -               -           (1,794,237)     (1,794,237)
                                 -----     --------  ----------     ---------    ------------     -------------    ------------

Balance, March 31,2000           6,250       22,246   6,369,822         6,370       4,572,385        (2,970,149)      1,630,852
  Conversion of convertible
    preferred stock into
    common stock                (3,750)     (13,348)     15,188            15          13,333             -                -
  Sale of common stock, net
    of issuance costs             -            -     10,000,000        10,000       1,944,142             -           1,954,142
  Purchase and retirement
    of treasury stock             -            -        (25,000)          (25)           (975)            -              (1,000)
  Net loss                        -            -           -             -                           (2,826,707)     (2,826,707)
                                 -----     --------  ----------     ---------    ------------     -------------    ------------
Balance, March 31, 2001          2,500     $  8,898  16,360,010     $  16,360    $  6,528,885     $  (5,796,856)   $    757,287
                                 =====     ========  ==========     =========    ============     =============    ============




See accompanying notes to consolidated financial statements

                    PETMED EXPRESS, INC. AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows


                                                         March 31,      March 31,
                                                           2000            2001
                                                       ------------    ------------

Cash flows from operating activities:
  Net loss                                             $ (1,794,237)   $ (2,826,707)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                          351,123         362,605
     Amortization of intangibles                             44,346          11,247
     Amortization of deferred membership fee revenue       (565,446)       (462,139)
     Interest expense added to capital lease
       obligation                                            20,129            -
     Provision for doubtful accounts                        133,218         (19,007)
     Issuance of stock options in settlement of
       litigation                                           144,000            -
     In-kind contribution of services                       100,000            -
     Warrants issued in exchange for services               213,150            -
     (Increase) decrease in operating assets and
       liabilities:
        Accounts receivable                                  (6,400)         44,412
        Inventory                                          (175,983)      1,121,302
        Prepaid expenses and other current assets          (256,263)        328,430
        Accounts payable and accrued expenses               753,807         164,485
        Other liabilities                                   210,000        (100,000)
        Deferred membership fee revenue                     511,315         328,789
                                                       ------------    ------------
Net cash used in operating activities                      (317,241)     (1,046,583)
                                                       ------------    ------------

Cash flows from investing activities:
  Purchases of property and equipment                      (552,096)       (241,888)
  Certificate of deposit                                   (300,000)        300,000
  Other assets                                              (66,084)         11,429
                                                       ------------    ------------
Net cash (used in) provided by investing activities        (918,180)         69,541
                                                       ------------    ------------

Cash flows from financing activities:
  Net proceeds from sale of common stock                      9,000       1,954,142
  Purchase and retirement of treasury stock                    -             (1,000)
  Exercise of stock options                                 247,998            -
  Payments on capital lease obligations                     (95,959)       (179,183)
  Borrowings (Payments) under line of credit
    agreement                                               776,200        (634,985)
  Payments on mortgage payable                              (48,088)        (65,079)
  Repayments under note payable to related party         (1,950,000)           -
  Proceeds from mortgage payable                          1,680,000            -
  Proceeds from capital lease obligations                   242,367            -
                                                       ------------    ------------
Net cash provided by financing activities                   861,518       1,073,895
                                                       ------------    ------------

Net increase (decrease) in cash and cash equivalents       (373,903)         96,853
Cash and cash equivalents, at beginning of fiscal year      685,749         311,846
                                                       ------------    ------------
Cash and cash equivalents, at end of fiscal year       $    311,846    $    408,699
                                                       ============    ============

Supplemental disclosure of cash flow information:

  Cash paid for interest                               $    192,197    $    239,007
                                                       ============    ============




See accompanying notes to consolidated financial statements

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Organization
------------

PetMed Express, Inc. and subsidiaries (the "Company") is a direct marketer of household pet prescription and non-prescription medications along with health and nutritional supplements and is located in Pompano Beach, Florida. The Company distributes catalogs to its customers and potential customers and takes orders by telephone, Internet and mail. The majority of all of the Company's sales are to residents of the United States. During fiscal 2000, the Company changed its name to PetMedExpress.com, Inc. and then subsequently changed its name back to PedMed Express, Inc.

During April 1999, the Company acquired, at nominal cost, the outstanding common stock of an affiliate that had an immaterial amount of assets and liabilities. The Company had previously utilized the services of the affiliate for purchasing purposes. During the fiscal year ended March 31, 2001, the Company formed two wholly owned subsidiaries. One company was formed to assist in the purchasing of products and the other for advertising.

The Company's fiscal year end is March 31. References herein to fiscal 2000 or 2001 refer to the Company's fiscal years ended March 31, 2000 and 2001, respectively.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Revenue Recognition and Deferred Membership Fee Revenue
-------------------------------------------------------

Product sales are recognized upon shipment. Deferred membership revenue consists of cash collected on the sale of one and three-year memberships. Membership fees are amortized to income ratably over the membership period. During fiscal year 2001 the Company discontinued the PetMed Express, Inc. membership plan. Outbound shipping and handling fees are included in sales upon shipment.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2001, consist of the Company's cash accounts, overnight repurchase agreements, and short-term investments with a maturity of three months or less. The carrying amount of cash equivalents approximates fair value.

Use of Estimates
----------------

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories
-----------

Inventories are priced at the lower of cost or market value using a weighted average cost method.

Property and Equipment
----------------------

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. The building, furniture, fixtures, equipment and computer software are depreciated over periods ranging from three to twenty-five years. Assets under capital lease agreements are amortized over the shorter of the underlying lease agreement or the useful life of the asset.

Long-lived Assets
-----------------

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

Advertising
-----------

The Company's advertising expense consists primarily of television advertising and catalog production costs. Television costs are expensed as the ads are televised and catalog costs are expensed when the related catalogs are distributed or superseded.

Accounting for Stock-Based Compensation
---------------------------------------

The Company accounts for employee stock options using the intrinsic value method as prescribed by Accounting Principles Board Opinion
(APB) No. 25, Accounting for Stock Issued to Employees. The Company follows the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation and for valuing common stock equivalents issued to non-employees.

Significant Risks and Uncertainties - Product Supply
----------------------------------------------------

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

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying amount of the mortgage payable, line of credit and capital lease obligations approximate fair value as their interest rates approximate current market rates.

Comprehensive Income
--------------------

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

Income Taxes
------------

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, which generally requires recognition of deferred tax assets and liabilities for the expected future tax benefits or consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting carrying values and the tax bases of assets and liabilities, and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse.

Recent Accounting Pronouncements
--------------------------------

The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company's consolidated financial position, results of operations or cash flows.


(2)  Going Concern and Management's Plans

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the Company's consolidated financial statements, the Company has a working capital deficiency of $2,473,349 at March 31, 2001, and has incurred a net loss of $1,794,237 and $2,826,707 for the years ended March 31, 2000 and March 31, 2001, respectively. During the years ended March 31, 2000 and March 31, 2001, the Company had a negative cash flow from operations of $317,241 and $1,046,583, respectively. In addition, the Company was not in compliance with certain covenants under its debt agreements, at March 31, 2001. As a result, the Company has classified its debt obligations as a current liability in the consolidated balance sheet as of March 31, 2001.

The Company's consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet obligations on a timely basis, to comply with the terms and conditions of its debt agreements, to obtain additional financing as may be required and profitably operate its business. Due to factors described above, the Company may be unable to continue as a going concern for a reasonable period of time. Management is continuing its efforts to obtain additional financing and is taking several actions in its attempts to alleviate this situation, as described below.

Management Plans - The Company may seek to raise additional capital through the sale of equity securities. Additionally, the Company has committed certain amounts specifically designated towards advertising to stimulate sales. No assurances can be given that the Company will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to the Company. Further, there can be no assurances that even if such additional capital is obtained that the Company will achieve profitability or positive cash flow.

Subsequent to the close of the fiscal year, on May 31, 2001, the Company sold their facilities (50,000 square foot corporate office building), which includes the principal executive offices and warehouse, to an unrelated third party. The Company received proceeds of $2,150,000, of which approximately $1,600,000 was used to pay off the mortgage. The Company will recognize a loss on the sale of approximately $143,000 in the first quarter of the fiscal year ending March 31, 2002. The Company then entered into a five-year term leaseback agreement for 20,000 of the 50,000 square foot Pompano Beach office building. The lease term runs through May 2006 with annual rent payable monthly as follows: year one $166,000; year two $166,000; year three $173,000; year four $180,000; and year five $187,000.


(3)  Property and Equipment, Net

Major classifications of property and equipment consist of the following:


                                                    March 31,
                                                      2001
                                                 ------------

Land                                             $    863,758
Buildings and improvements                          1,414,975
Computer software                                     241,744
Furniture, fixtures and equipment                     905,837
Equipment and software under capital lease            530,574
                                                 ------------
                                                    3,956,888

Less accumulated depreciation and
  amortization                                       (771,037)
                                                 ------------
    Property and equipment, net                  $  3,185,851
                                                 ============


Amortization expense for equipment and software under capital leases was $92,753 and $114,881 for fiscal 2000 and 2001, respectively.

(4)  Capital Leases

The Company leases equipment under capital lease agreements with outside third parties. Future payments under capital leases with initial terms of one year or more consisted of the following at March 31, 2001:


                                                         Capital
Fiscal Year Ending March 31, 2001                        Leases
                                                       ----------
      2002                                             $  245,244
      2003                                                 21,108
                                                       ----------
Total minimum lease payments                           $  266,352

   Less amount representing interest                       19,143
                                                       ----------
Present value of net minimum lease payments               247,209

   Less current portion                                   197,763
                                                       ----------
Capital lease obligation, excluding current portion    $   49,446
                                                       ==========


In March 2000, the Company's capital lease obligation was increased by $20,129 for fees and interest, which were incurred by the Company while disputing certain aspects of the leases. Such amount is included in interest expense in the accompanying consolidated statement of operations.


(5)  Mortgage Payable and Line of Credit Agreement

On April 30, 1999, the Company entered into a $1,680,000 mortgage agreement with SouthTrust Bank for the building and land that are used as the Company's headquarters and warehouse. The mortgage is for a seven-year period with 20-year amortization period and bears annual interest of 7.75%. The building and land have been pledged as collateral for the mortgage, which is also personally guaranteed by the President of the Company. Mortgage proceeds of $1,500,000 were used to reduce the note due to the father of the President (see Note
9). Subsequent to the close of the fiscal year, on May 31, 2001, the Company sold their facilities, which includes the principal executive offices and warehouse, to an unrelated third party (see Note 13). Future payments due pursuant to the original terms under the mortgage payable consisted of the following at March 31, 2001:


 Year ended March 31:
        2002                               $     70,445
        2003                                     76,185
        2004                                     82,102
        2005                                     89,083
        2006                                  1,249,018
                                           ------------
                                           $  1,566,833
                                           ============


In September 1999, the Company entered into a $1,000,000 line of credit agreement with SouthTrust Bank. Borrowings under the line of credit are limited to 40% of the value of the Company's eligible inventory and accrue interest at the lending institution's base rate plus 1% (9.0% at March 31, 2001). The line of credit is secured by substantially all the assets of the Company.

On February 24, 2000, the Company agreed to maintain $300,000 with SouthTrust Bank, as additional collateral on the mortgage, in exchange for waivers and amendments to two financial covenants. The requirement to maintain the funds expired on December 24, 2000. On December 17, 2000, the Company received a six-month credit line extension, effective through June 17, 2001. This extension limited the credit line to $150,000. The Company is currently negotiating with SouthTrust Bank for the possible increase of the line of credit. At March 31, 2001, $141,214 was outstanding under the line of credit agreement. Both the line of credit and mortgage payable contain various financial and operating covenants.

Subsequent to fiscal year end, on June 29, 2001, the Company received a three-month forbearance from the line of credit with SouthTrust Bank, effective through August 17, 2001. The forbearance allows the Company to extend negotiations with SouthTrust Bank for the possible increase of the line of credit.

(6)  Shareholders' Equity

On November 22, 2000, Tricon Holdings, LLC, a Florida limited liability corporation ("Tricon"), acquired 10,000,000 shares of the Company's authorized and unissued shares of common stock and warrants to purchase 3,000,000 shares of the Company's authorized and unissued shares of common stock. The warrants are exercisable at $.33 per share and expire on November 22, 2005. Tricon acquired the Company's shares and warrants in exchange for $2,000,000, of which Tricon delivered $500,000 in cash and a Promissory Note bearing interest at a rate of six (6%) percent per annum for $1,500,000. The Note was payable and paid in three equal installments of principal and interest on each of December 22, 2000, January 21, 2001 and February 20, 2001. The certificates representing 7,500,000 Shares were placed in escrow to secure the payment of the Note and was released in three equal amounts on the dates and pending satisfaction of the Note pursuant to the terms thereof.

A change in control of the Company occurred as a result of (i) the issuance to Tricon of shares representing approximately 61.03% of the Company's issued and outstanding shares of common stock at the completion of the transaction (67.06% after giving effect to the exercise of the warrants and issuance of the warrant shares); and (ii) the election of three new directors to fill vacancies on the five member Board of Directors.

At any time, the holders of the then outstanding shares and warrant shares may require the Company to register all or any part of their common stock and/or warrants. The holders may not make an aggregate of more than two demand registration requests, and of the foregoing, no more than once in any calendar year. In addition, the holders may request an unlimited amount of piggyback registrations. The Company will bear the entire cost of any such registration statement.

Subsequent to the close of the fiscal year, on May 31, 2001, the Company's Board of Directors adopted an amendment to the Corporations Articles of Incorporation to provide for the increase in the authorized amount of shares of common stock from 20,000,000 to 40,000,000 and adopt an amendment to the Company's 1998 Stock Option Plan (the "Plan") to increase the number of shares of common stock issuable under the Plan from 3,000,000 to 5,000,000 shares.

Preferred Stock
---------------

In April 1998, the Company issued 250,000 shares of its $.001 par value preferred stock at a price of $4.00 per share, less issuance costs of $112,187. Each share of the preferred stock is convertible into approximately 4.05 shares of common stock at the election of the shareholder. The preferred stock was recorded at $887,813, net of the value of the beneficial conversion feature of $771,525. The value of the beneficial conversion feature was computed as the difference between the closing market price of the Company's common stock ($1.75 per share) and the conversion price of the preferred stock ($.988 per share) on the date the preferred stock was sold. This amount was immediately recognized as a reduction to net income available to common stockholders. The shares have a liquidation value of $4.00 per share and may pay dividends at the sole discretion of the Company. The Company does not anticipate paying dividends to the preferred shareholders in the foreseeable future. Each share of preferred stock is entitled to one vote on all matters submitted to a vote of shareholders of the Company. As of March 31, 2001, 2,500 shares of the convertible preferred stock remained unconverted and outstanding.

In-Kind Contribution of Services
--------------------------------

During fiscal 2000, the Company's President and former Chief Executive Officer did not receive a salary for services performed on behalf of the Company. The Company does not intend to pay the President and CEO for his past services but has recorded compensation expense for these contributed services with an offsetting increase in additional paid-in-capital. Several factors were considered in estimating the amount of contributed services, including the level and type of services provided as well as the amount of compensation received by other senior executives of the Company. During fiscal 2001, the Company's President and former Chief Executive Officer did receive a salary for services performed on behalf of the Company.

(7)  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:


                                             March 31,       March 31,
                                               2000            2001
                                           -----------     -----------
Deferred tax assets:
  Bad debt and inventory reserves               34,664          43,673
  Deferred compensation (stock options)        231,400         231,400
  Amortization of intangible assets              7,411          11,643
  Accrued expenses                              47,010         237,930
  Net operating loss carryforward            1,284,198       2,127,438
                                           -----------     -----------

Deferred tax assets                          1,604,683       2,652,084
Less Valuation allowance                    (1,527,985)     (2,554,081)
                                           -----------     -----------
Total deferred tax assets                       76,698          98,003

Deferred tax liabilities:
  Depreciation                                 (76,698)        (98,003)
                                           -----------     -----------
Total net deferred taxes                   $      -        $      -
                                           ===========     ===========


Management has determined that a $2,554,081 valuation allowance is necessary at March 31, 2001, since it is unable to conclude based on present circumstances that it is more likely than not that the deferred tax asset will be realized.

The change in valuation allowance for the year ended March 31, 2001, is $1,026,096. At March 31, 2001, the Company had net operating loss carryforwards of $5,653,569, of which $1,412,000 relate to the exercise of stock options that will result in an adjustment to equity when the benefit is realized. The net operating loss carryforwards expire in the years 2013 through 2020. The use of such net operating loss carryforwards may be limited, due to the November 22, 2000 change of control described in Note 6.

The reconciliation of income tax benefit computed at the U.S. federal statutory tax rates to income tax expense is as follows:


                                                 March 31,       March 31,
                                                   2000            2001
                                               -----------     -----------

Tax benefit at U.S. statutory rates            $  (610,041)    $  (961,080)
State and income taxes, net of federal
  tax benefit                                      (65,131)       (102,609)
Tax deduction from exercise of stock
  options                                         (480,078)           -
Nondeductible items                                 34,549           3,946
Change in valuation allowance                    1,170,322       1,026,096
Other                                              (49,621)         33,648
                                               -----------     -----------
                                               $      -        $      -
                                               ===========     ===========

(8)  Stock Options and Warrants

Stock Options Granted to Employees
----------------------------------

The Company established the 1998 Stock Option Plan (the "Plan") effective July 31, 1998, which provides for the issuance of qualified options to officers, directors and key employees, and nonqualified options to consultants and other service providers. The Company has reserved 5,000,000 shares of common stock for issuance under the Plan. The exercise prices of options issued under the Plan must be equal to or greater than the market price of the Company's common stock as of the date of issuance. The Company had 2,927,500 options outstanding under the Plan at March 31, 2001. Options issued prior to July 31, 1998 are not included in the Plan.

A summary of the status of stock options issued by the Company, together with changes during the periods indicated, is presented in the following table:

                                                   Weighted-
                                                    average
                                  Options        exercise price
                                 ---------       --------------
                                             $
Balance at March 31, 1999        3,113,400            1.22
       Granted                   1,126,500            3.82
       Exercised                  (246,000)           1.01
       Canceled                   (288,400)           3.64
                                 ---------           -----

Balance at March 31, 2000        3,705,500            1.84
       Granted                   1,175,000            0.35
       Canceled                   (335,800)           4.73
                                 ---------           -----

Balance at March 31, 2001        4,544,700            1.24
                                 =========           =====


The per share weighted-average fair value of stock options granted during fiscal 2000 and 2001 was $2.49, and $.23, respectively, on the date of grant using the Black Scholes option-pricing model, as prescribed by SFAS No. 123, with the following weighted-average assumptions: dividend yield 0.0 percent and 0.0 percent; risk-free interest rates of 6.00 percent and 6.00 percent; expected lives of 1-5 years and 3-5 years, and expected volatility of 92 percent and 91 percent, respectively. At March 31, 2001, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $.16-$6.50 and 3.4 years, respectively. At March 31, 2000 and March 31, 2001, the number of options exercisable was 2,322,450 and 2,786,057, respectively, and the weighted-average exercise price of those options was $1.31 and $1.14, respectively. Adjustments are made for options forfeited prior to vesting.

The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost have been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:


                                   March 31,         March 31,
                                    2000               2001
                               -------------      -------------

Net loss:       As reported    $  (1,794,237)     $  (2,826,707)
                Pro forma      $  (2,102,882)     $  (3,251,263)

Loss per share: As reported    $       (0.28)     $       (0.28)
                Pro forma      $       (0.30)     $       (0.33)

Other Stock Options and Warrants
--------------------------------

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

On November 22, 2000, Tricon Holdings, LLC, a Florida limited liability corporation ("Tricon"), acquired 10,000,000 shares of the Company's authorized and unissued shares of common stock and warrants to purchase 3,000,000 shares of the Company's authorized and unissued shares of common stock. The warrants are exercisable at $.33 per share and expire on November 22, 2005, and were assigned a value of $601,260 using the Black Scholes option-pricing model, as prescribed by SFAS No. 123, with the following weighted-average assumptions: dividend yield 0.0 percent; risk-free interest rates of 6.00 percent; expected lives of 3-5 years, and expected volatility of 91 percent.


(9)  Related Party Transactions

In February 1999, the Company borrowed $1,950,000 from the father of the Company's President and former Chief Executive Officer to purchase a building and land to be used as the Company's headquarters. The loan was unsecured and carried interest at 15% per annum. The note was renewed as of March 31, 1999, for a two-year period with an annual interest rate of 15% for April 1999, and 12% thereafter. The note was partially repaid on May 30, 1999, in the amount of $1,500,000 with proceeds from the mortgage on the building and land and the remaining $450,000 balance was repaid in October 1999 with proceeds from borrowings on the Company's Line of Credit. The Company paid interest on the note of $52,890 and $48,894 during fiscal 1999 and 2000, respectively.

The President and former Chief Executive Officer of the Company is the sole owner of South Florida Anesthesia Professionals ("SFAP"), which rents space in the Company's facilities. SFAP paid rent to the Company of $4,500 and $0 during fiscal 2000 and 2001, respectively.

(10)  Earnings Per Share

The Company adopted SFAS No. 128, Earnings per Share, effective March 31, 1998. In accordance with the requirements of SFAS No. 128, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effects of stock options (as calculated utilizing the treasury stock method) and the equivalent common shares of outstanding convertible preferred stock. Options and warrants were not included in the calculation of diluted earnings per share for fiscal 2000 and 2001 because their effect would have been antidilutive.

(11)  Valuation and Qualifying Accounts

      Activity in the Company's Valuation and Qualifying accounts consists of the following:


                                                        2000            2001
                                                    ------------     ------------
Allowance for doubtful accounts:
   Balance at beginning of period                   $      3,849     $     28,747
   Provision for doubtful accounts                       133,218          (19,007)
   Write-off of uncollectible accounts receivable       (108,320)           -
                                                    ------------     ------------
   Balance at end of period                         $     28,747     $      9,740
                                                    ============     ============

Valuation allowance for deferred tax assets:
   Balance at beginning of period                   $    357,663     $  1,527,985
   Additions                                           1,170,322        1,026,096
                                                    ------------     ------------
   Balance at end of period                          $ 1,527,985     $  2,554,081
                                                    ============     ============



(12)  Commitments and Contingencies

Legal Matters
-------------

Various complaints were filed with the Florida Board of Pharmacy and Florida Agency for Health Care Administration, against the Company, over the course of 1997 and 1999. Those complaints, the vast majority of which were filed by veterinarians who are in competition with the Company for the sale of pet prescription products, alleged violations of the Florida Pharmacy Act and regulations promulgated there under. The Company contested the allegations. By Order dated September 20, 1999, the Florida Board of Pharmacy approved a settlement of all pending complaints. The settlement provided that any future complaints relating to the alleged failure to verify prescriptions prior to September 20, 1999 should be deemed to be administratively resolved. Pursuant to the settlement, the Company paid the Florida Board of Pharmacy $7,761 for expenses and costs incurred in connection with its review, analysis and negotiation of the complaints, and a fine of $32,500. The Company also agreed to periodic reporting and inspection requirements, and enhanced continuing education requirements for certain of its staff.

Various complaints have subsequently been filed with the Florida Board of Pharmacy and Florida Agency for Health Care Administration, against the Company. Those complaints, the vast majority of which were filed by veterinarians who are in competition with the Company for the sale of pet prescription products, alleged violations of the Florida Pharmacy Act and regulations promulgated there under. The vast majority of those complaints allege that the Company and Mr. Gordon Gyor dispensed prescription veterinary medication without a valid prescription or prior authorization from a veterinarian. The Company contested the allegations and requested a hearing before the Florida Division of Administrative Hearings ("DOAH"). The Company is continuing discussions in an attempt to reach a resolution of these matters. Should a resolution not be reached, the Company intends to vigorously defend against the charges. At this juncture, the Company cannot accurately predict the likelihood of an adverse outcome or provide an estimate of the amount or range of potential loss, if any.

Since the date of the September 20, 1999 settlement, the Company have received numerous other complaints not included in the previous settlement. These complaints allege violations of the Florida Pharmacy Act and regulations promulgated there under. Many of the complaints are for prescriptions verified through the Company's referral veterinarian program. The referral veterinarian program uses a veterinarian outside the state of Florida to verify the prescription for certain pets outside the state of Florida. The program is not used for pets residing in the State of Florida. The Company is unable to assess the potential impact on the Company's business or the penalties that may be assessed from these complaints.

On October 12, 1999, the Alabama State Board of Pharmacy issued to the Company a statement of charges and notice of hearing. The three count statement of charges alleged that the Company violated Alabama state law by allegedly dispensing or refilling pet medications Heartguard Plus Blue, Heartguard Plus Green and Interceptor Yellow without the prescription of a licensed practitioner or authorization of the prescriber. The charges, which the Company contested, were precipitated by complaints filed by three veterinarians with the Alabama Board of Veterinary Medicine. In February 2000, the Alabama State Board of Pharmacy and the Company agreed to a consent order resolving the matters at issue. The consent order provided that the Company's permit shall be placed on probation for a period of two years, subject to the Company's compliance with the following terms and conditions: that the Company implements and follows enhanced written policies and procedures; the Company's pharmacy manager attend a yearly continuing education course in Alabama pharmacy law; the Company must consent to random periodic inspections of the Company's facility and operations; the Company submit written reports to the Board on a quarterly basis documenting the Company's continuing compliance with applicable rules and regulations in Alabama; and the Company comply with applicable laws and regulations. The consent order also required the Company to pay an administrative fine to the Board in the amount of $3,000, within 30 days of the effective date of the order. Pursuant to the consent order, the Company paid the Alabama Board of Pharmacy $3,000 for the administrative fine.

On October 8, 1999, the Louisiana Board of Pharmacy issued an official appearance notice summoning the Company to appear at a Louisiana Board of Pharmacy Administrative Hearing on November 18,1999 in Baton Rouge, Louisiana. The Company was charged with allegedly dispensing pet medications Heartguard Plus Blue and Heartguard Purple without obtaining authorization from the veterinarian or an authorized member of his staff in violation of Louisiana state law. The charges, which the Company contested, were precipitated by a public complaint filed by a Baton Rouge veterinarian. By consent agreement dated February 8, 2000, the Louisiana Board of Pharmacy and the Company resolved the charges. Pursuant to the consent agreement, the Company paid the Louisiana Board of Pharmacy $3,000 for administrative costs and expenses of the investigation.

In July 1999, the United States Food and Drug Administration ("FDA") issued a warning letter to the Company regarding an unspecified instance or instances where the Company allegedly dispensed prescription veterinary drugs without obtaining a lawful written or oral order from a licensed veterinarian within the course of the veterinarian's professional practice. The Company denies any alleged violation. The Company submitted a timely written response to the Warning Letter. The matter was subsequently referred to the FDA's Center for Veterinary Medicine. At this juncture, the Company cannot accurately predict the likelihood of an adverse outcome. However, the warning letter does not assert or seek any claim for damages.

In February 2000, the United States Environmental Protection Agency ("EPA") issued a Stop Sale, Use or Removal Order to the Company regarding the alleged distribution or sale of misbranded Advantage products in violation of the Federal Insecticide, Fungicide, and Rodenticide Act ("FIRA"), as amended. The order provides that the company shall not distribute, sell, use or remove the products listed in the order, which are allegedly misbranded. The order further provides that the Company shall not commence any sale or distribution of those products without the prior written approval from the EPA. The Stop Sale, Use or Removal Order does not assert any claim for monetary damages; rather, it is in the nature of a cease and desist order. The Company denies any alleged violations. On February 16, 2000, the Company submitted a written response to the order. The EPA assessed a fine in the amount of $445,000. The Company intends to continue discussions in an effort to resolve this matter. At this juncture, the Company cannot accurately provide an estimate of the amount or range of potential loss. The Company has accrued $445,000 of legal settlement expense, which is included in general administrative expenses, as of March 31 2001.

By letter dated March 8, 2000, the Indiana Board of Pharmacy advised the Company that its application for a non-resident pharmacy registration was denied based upon the alleged discipline that was taken on the Company's license in Florida. The Company filed a petition for review appealing the decision of the Indiana Board of Pharmacy to deny the Company's application for a non-resident pharmacy registration and petitioning the Board for an administrative review of its decision. On April 10, 2000 the Indiana Board of Pharmacy issued a notice of hearing scheduling the matter for an administrative hearing before the Board on May 15, 2000. On that date the Company was granted a continuance of the administrative hearing to an unspecified date. On July 6, 2000, the Indiana Board of Pharmacy advised the Company of the following additional matters that allegedly constitute grounds for denial of the Company's application: (1) a May 9, 2000 letter from the Indiana Board of Veterinary Medical Examiners concerning a prescription allegedly filled without authorization; (2) disciplinary proceedings before the Louisiana Board of Pharmacy resulting from charges made, a veterinarian that the Company did not verify prescription before dispensing to clients; (3) a "stop sale order" issued to the Company from the EPA for allegedly selling misbranded flea control products; (4) an investigation by the State of Missouri for possible violation of that state's laws concerning pharmacy; and (5) alleged representation by the Company that the Company shipped drugs into Indiana without being registered. At the hearing of the Company's position for review, held on November 20, 2000, the Indiana Board of Pharmacy affirmed its denial of the Company's application for a non-resident pharmacy registration.

By letter dated May 15, 2000, the Attorney General of Missouri transmitted a proposed complaint against the Company and advised that the Missouri Board of Pharmacy has received information, which it believes shows cause to discipline the Company's license as a pharmacy in the State of Missouri. The complaint alleges that the Company violated Missouri regulations 4 CSR 270-4.03.1 and 4 CSR 220-2.025 and federal statutes and regulations 21 U.S.C. ss. 352(f), 21 C.F.R. ss.
201.5 and 21 C.F.R. ss. 201.105. The complaint alleges that each alleged violation provides cause to discipline the Company's license pursuant to ss, 338.055.2(5), (6), (13) and 915), R.S.Mo. (Supp.
1999). The Company contests the charges. The Board advised that it is interested in resolving this matter without the necessity of proceeding to a formal hearing before the Missouri Administrative Hearing Commission. On June 30, 2000, the Missouri Board of Pharmacy offered to settle the matter by placing the Company's pharmacy permit on probation for a period of five years, subject to certain terms and conditions. The Company made a counterproposal, which was rejected by the Missouri Board of Pharmacy. The Company is continuing discussions in an effort to reach a resolution of this matter. If the Missouri Board of Pharmacy and the Company are unable to reach a resolution, the Board advised that it will file the complaint against the Company with the Administrative Hearing Commission and that the case will be set for a trial-type evidentiary hearing for determination whether cause exists to take disciplinary action against the Company's license. The Company intends to continue discussions in an effort to reach a settlement. Should a settlement not be reached, the Company intends to vigorously defend against the charges. At this juncture, the Company cannot accurately predict the likelihood of an adverse outcome or provide an estimate of the amount or range of potential loss, if any.

The case of Steven Wayne Turner v. PetMed Express.com, Inc. was filed in the District Court in and for Wagoner County, Oklahoma, on January 10, 2000. The plaintiff Steven Wayne Turner commenced a punitive nationwide class action against the Company seeking declaratory judgment and damages based upon alleged breach of contract, unjust enrichment, recovery of money paid absent consideration, fraud, and deceptive and unfair trade practices under the Florida Consumer Protection Act. Plaintiff's alleged claims arise from a purported overcharge of $1.95 on a purchase of pet supplies from the Company. The Company shipped the products, via United Parcel Service, from the Company's domicile in Florida to Turner in Tulsa, Oklahoma, along with an invoice showing a subtotal of $39.97 plus $7.99 for "Shipping, Handling and Insurance". Although the invoice did not identify any portion of the $7.99 charge as specifically allocable to shipping, handling, or insurance individually, the plaintiff alleges that $1.95 of the $7.99 was an overcharge attributable to insurance. Plaintiff claims the inclusion of the word "insurance" with "shipping and handling" warrants a nationwide class action against the Company in Oklahoma for alleged breach of contract, unjust enrichment, recovery of money paid absent consideration, fraud, violation of the Florida Consumer Protection Act and declaratory relief. Plaintiff further alleges that the Company omitted to inform their customers that they did not need to purchase insurance; that its customers relied on the Company's purported omissions; and that such omissions were material. Plaintiff claims to represent all of the Company's customers throughout the United States who ever received a similar statement and claims that plaintiff and members of the class would have refused to pay for insurance had they known the alleged omitted facts.

On April 18, 2000, the Company filed a motion to dismiss and a supporting brief. On May 4, 2000 the plaintiff filed a response to the Company's motion. The Court denied the motion to dismiss and the Company answered the complaint. The Company contests the assertions made. The Company responded to the plaintiff's first set of interrogatories, first request for admissions and first request for production of documents. Depositions have been taken of the plaintiff, Steven Wayne Turner, the Company's representatives, Christopher Lloyd, former Chief Operating Officer ("COO") of the Company, and Brian Stormer, former Director of Operations of the Company. Plaintiff has filed a motion for class certification. The Company filed a response in opposition to the motion for class certification.

On March 7, 2001, the parties entered into a Settlement Agreement concerning this matter. On April 24, 2001, the Court entered an Order Preliminary Approving Settlement Agreement. Notice to the Class of the Settlement Agreement must be completed by May 24, 2001. A hearing on whether the proposed settlement should be finally approved will be held on July 30, 2001. If the Settlement Agreement is finally approved, each Class member who does not opt out of the settlement shall have the option of one of the following benefits: (a) a ten percent (10%) discount on one order of pet medications (the total discount being capped at $4.00); (b) free shipping and handling on one order of pet medication if the Class Member provides an original or copy of the applicable written prescription for that medication; or
(c) a twenty-five percent (25%) discount on one order of in-stock pet supplies other than medications (the total discount being capped at $4.00). Also, the Company will, for a period of at least two (2) years, donate prescription medications or other supplies worth not less than $10,000 per annum to the Humane Society (or another similar agency) for use on stray or homeless pets. The Company will, for a period of five (5) years, agree not to describe or state in its catalogs, website or invoices that it is providing insurance in connection with delivery of ordered items. Also, Class Counsel will petition the Court for attorney's fees, costs and expenses in an amount not to exceed and payable in the form of: (i) $37,500 cash;
(ii) 25,000 shares of registered common stock in the Company; and
(iii) an option to purchase 25,000 shares of common stock in the Company exercisable at the market price as of the close of business on February 22, 2001 and exercisable within three (3) years of the Effective Date. The Company agreed that it would not oppose such consideration as reasonable and fair.

On June 19, 2000, the Company was notified that the Hawaii Regulated Industries Complaints Office (HRICO") was prepared to file a petition for disciplinary action against the Company's pharmacy license for the alleged violation of Hawaii Administrative Rules section 16-95-21(d) for purportedly failing to report a change of address within ten days and for alleged violation of Hawaii Revised Statutes section 436B-19(15) for purportedly failing to report in writing the alleged disciplinary decision issued in Florida within thirty days. The Company contested the charges. The Company and HRICO agreed to settle the charges by payment of an administrative assessment in the amount of $500 and agreement to abide by the reporting requirements, among other terms. The Company paid the administrative assessment and the Hawaii Board of Pharmacy approved the settlement of this matter.

On November 30, 2000, the Utah Division of Occupational and Professional Licensing advised the Company that its application for an out of state mail order pharmacy license was denied based on alleged discipline taken on the Company's license in Florida. The Company requested review of this situation because, among other things, its license had apparently been approved through May 2001. The Company intends to continue discussions in an effort to resolve this matter. Should a resolution not be reached, the Company intends to vigorously contest any denial. At this juncture, the Company cannot accurately predict the likelihood of an adverse outcome or provide an estimate of the amount or range of potential loss, if any.

Routine Proceedings
-------------------

The Company is a party to routine litigation incidental to its business. The Company's management does not believe that the resolution of any or all of such routine litigation is likely to have a material adverse effect on the Company's financial condition or results of operations.

Employment Agreements
---------------------

On March 16, 2001, the Company entered into an employment agreement with its new Chief Executive Officer ("CEO"). Under the terms of this three-year agreement the Company will pay the CEO an annual salary of $150,000 for the first six months of the agreement, and thereafter his annual salary will be increased to $200,000. The Company can terminate the employment of the CEO either upon mutual consent or for cause. If the Company should terminate the CEO for cause, or if the CEO should terminate the agreement without "good reason" as described in the employment agreement, no severance benefits shall be paid. If the Company should terminate the CEO without cause, the Company must give the CEO three months notice and continue to compensate him under the terms of this employment agreement during those three months. At the end of the three-month period, the Company must pay the CEO severance benefits equal to the annual base salary of the executive, and any previously granted but unvested options shall immediately vest. If the Company should terminate the CEO for cause, as defined in employment agreement, no severance benefits shall be paid. The agreement can be terminated upon the mutual consent of the parties, or upon 90 days notice by the Company during which time the Company shall continue to compensate him under the terms of his employment agreement. The Company also granted the CEO options to purchase 750,000 shares of its common stock under the Company's 1998 Stock Option Plan at an exercise price of $.32 per share, which vest at the rate of 187,500 options on each of March 16, 2001, 2002, 2003 and 2004.

On May 1, 2000 the Company entered into a two-year employment agreement with the Company's Chairman of the Board - President (the "Officer"), which provides for annual cash compensation to him of
$150,000.   On November 8, 2000, the Officer's employment agreement
dated May 1, 2000 was amended to reflect a salary of $75,000 annually. Under the terms of the employment agreement the Officer receives an annual salary of $75,000, subject to increase upon an annual review by our board of directors. The Company can terminate the employment of the Officer either upon mutual consent or for cause. If the Company should terminate the Officer for cause, or if the Officer should terminate the agreement without "good reason" as described in the employment agreement, no severance benefits shall be paid. If the Company should terminate the Officer without cause, the Company must give the Officer three months notice and continue to compensate him under the terms of this employment agreement during those three months. At the end of the three-month period, the Company must pay the Officer severance benefits equal to the annual base salary of the executive, and any previously granted but unvested options shall immediately vest. If the Company should terminate the Officer for cause, as defined in employment agreement, no severance benefits shall be paid. The agreement can be terminated upon the mutual consent of the parties, or upon 90 days notice by the Company during which time the Company shall continue to compensate him under the terms of his employment agreement.

On May 1, 2001, the former Chief Financial Officer ("CFO") of the Company, provided notice of termination of his Executive Employment Agreement with the Company dated March 7, 2000, as amended. In the notice, the former CFO also demanded payment of certain benefits allegedly due under the Executive Employment Agreement. The Company intends to continue discussions in an effort to resolve this matter. At this juncture, the Company cannot accurately predict the likelihood of an adverse outcome or provide an estimate of the amount or range of potential loss.

All employment agreements mentioned above contain customary non-disclosure provisions, as well as a non-competition restriction for a period of 18 months following the termination of the agreement.

Other
----

In June 2000, the Company agreed to pay $210,000 to two former employees who had alleged wrongful termination by the Company. Of this amount, $60,000 was paid in varying monthly installments from August 2000 through March 2001, $60,000 is payable and paid in $5,000 installments from August 2000 through August 2001, and the remaining $90,000 is payable in twelve equal monthly installments beginning in July 2001. Such amounts have been expensed in fiscal 2000 as part of general and administrative in the accompanying statement of operations. The settlement is recorded as "Other current liabilities" in the accompanying balance sheet.

(13)  Subsequent Events

Subsequent to the close of the fiscal year, on May 31, 2001, the Company sold their facilities (50,000 square foot corporate office building), which includes the principal executive offices and warehouse, to an unrelated third party. The Company received proceeds of $2,150,000, of which approximately $1,600,000 was used to pay off the mortgage. The Company will recognize a loss on the sale of approximately $143,000 in the first quarter of the fiscal year ending March 31, 2001. The Company then entered into a five-year term leaseback agreement for 20,000 of the 50,000 square foot Pompano Beach office building. The lease term runs through May 2006 with annual rent payable monthly as follows: year one $166,000; year two $166,000; year three $173,000; year four $180,000; and year five $187,000.

On June 13, 2001, the Company entered into a Release and Termination agreement with its former Chief Operating Officer ("COO"). The former COO's termination date was effective as of May 18, 2001. The agreement entitles the former COO to receive an amount equal to one year's base salary. The former COO will continue to have a right to exercise any stock options granted to him by the Company (the "vested options"), for a period of 30 days from the termination date. Additionally, the former COO agreed to provide consulting services to the Company on regulatory and legal matters until December 31, 2001, for which he will be separately compensated.

On June 29, 2001, the Company received a three-month forbearance from the line of credit with SouthTrust Bank, effective through August 17, 2001. The forbearance allows the Company to extend negotiations with SouthTrust Bank for the possible increase of the line of credit.

______________________________________________________________________
______________________________________________________________________





                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549


                         _______________________



                           PETMED EXPRESS, INC.


                         _______________________



                        FORM 10-KSB ANNUAL REPORT


                        FOR THE FISCAL YEAR ENDED:

                             MARCH 31, 2001



                         _______________________


                               EXHIBITS

                        _______________________







______________________________________________________________________
______________________________________________________________________

                           EXHIBIT INDEX
                           -------------
                                                                  Incorporated
Exhibit                                      Number of Pages in        By
Number             Description               Original Document      Reference
-------  ---------------------------------   ------------------   ------------

10.9     Line of Credit Forbearance Letter
         with SouthTrust Bank, N.A.                   2                **

10.10    Release and Termination Agreement
         with Chris Lloyd                             4                **

21.1     Subsidiaries of Company                      1                **


23.1     Consent of Ernst & Young LLP                 1                **


----------------------

**	Filed herewith