Form 10QSB
period 2001-06-30
PETMED EXPRESS INC
filed 2001-08-20
CIK 1040130

SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549
                           ____________________

                              Form 10-QSB

(Mark One)
[ ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from ______ to _____

                           ___________________


                   Commission File Number: 000-28827


                            PETMED EXPRESS, INC.
          ------------------------------------------------------
          (Exact Name of Registrant as Specified in its Charter)

         FLORIDA                                           65-0680967
-------------------------------                         -------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

            1441 S.W. 29th Avenue, Pompano Beach, Florida 33069
            ---------------------------------------------------
            (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Including Area Code:	 (954) 979-5995
                                                   -------------------------

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

                        [ ] Yes         [ ] No


               16,360,010 Common Shares, without par value
              ----------------------------------------------
              (number of common shares outstanding as of the
                    close of business on July 31, 2001)

Transitional Small Business Disclosure Form (check one):  Yes [  ] No [X]

This discussion in this quarterly report regarding PetMed Express and our business and operations contains "forward-looking statements." These forward-looking statements use words such as "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," or similar statements. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual future results may differ significantly from the results
discussed in the forward-looking statements.    A reader, whether investing
in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report.

When used in this quarterly report on Form 10-QSB, "PetMed Express," "PetMed Express.com," "PetMed," "1888PetMeds," "the Company," "we," "our," and "us" refers to PetMed Express, Inc. and our subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                     PETMED EXPRESS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)

                                                                June 30,
                                                                  2001
                                                            ---------------
                               ASSETS
                               ------

Current assets:
   Cash and cash equivalents                                $       248,825
   Accounts receivable, less allowance for
      doubtful accounts of $8,330                                   219,209
   Inventories                                                      959,892
   Prepaid expenses and other current assets                         15,842
                                                            ---------------
          Total current assets                                    1,443,768

   Property and equipment, net                                      954,753

   Other assets, net                                                 90,946
                                                            ---------------
Total assets                                                $     2,489,467
                                                            ===============

              LIABILITIES AND STOCKHOLDERS' DEFICIENCY
              ----------------------------------------

Current liabilities:
   Accounts payable and accrued expenses                    $     2,372,371
   Line of credit                                                   141,214
   Current portion of capital lease obligations                     197,763
   Deferred membership fee revenue                                   79,651
                                                            ---------------
          Total current liabilities                               2,790,999

Capital lease obligations, less current portion                      31,865
                                                            ---------------
Total liabilities                                                 2,822,864
                                                            ===============
Commitments and contingencies

Stockholders' deficiency:
   Preferred stock, $.001 par value, 5,000,000
     shares authorized; 2,500 convertible shares
     issued and outstanding with a liquidation
     preference of $4 per share                                       8,898
   Common stock, $.001 par value, 40,000,000
     shares authorized; 16,360,010 shares issued
     and outstanding                                                 16,360
   Additional paid-in capital                                     6,528,885
   Accumulated deficit                                           (6,887,540)
                                                            ---------------
          Total stockholders' deficiency                           (333,397)
                                                            ---------------
Total liabilities and stockholders' deficiency              $     2,489,467
                                                            ===============



See accompanying notes to condensed consolidated financial statements

                    PETMED EXPRESS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                     Three Months Ended
                                                 June 30,            June 30,
                                                  2001                2000
                                              --------------     --------------

Sales                                         $  5,363,650     $  2,636,715
Cost of sales                                    3,450,889        1,683,558
                                              ------------     ------------
Gross profit                                     1,912,761          953,157

Operating expenses:
     General and administrative                  1,152,517        1,298,652
     Advertising                                 1,347,653          519,222
     Severance charges                             195,000             -
     Depreciation and amortization                  98,356           96,120
                                              ------------     ------------
Total operating expenses                         2,793,526        1,913,994
                                              ------------     ------------

Loss from operations                              (880,765)        (960,837)
                                              ------------     ------------

Other income (expense)
     Loss on disposal of land and building        (185,374)            -
     Interest expense                              (32,060)         (80,781)
     Interest income                                 7,515            4,217
     Other, net                                       -                (543)
                                              ------------     ------------
Total other expense                               (209,919)         (77,107)
                                              ------------     ------------

Net loss                                      $ (1,090,684)    $ (1,037,944)
                                              ============     ============

Basic and diluted loss per common share:      $      (0.07)    $      (0.16)
                                              ============     ============
Weighted average number of common
    shares outstanding                        $ 16,360,010     $  6,379,947
                                              ============     ============


See accompanying notes to condensed consolidated financial statements

                   PETMED EXPRESS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                              Three Months Ended
                                                         June 30,            June 30,
                                                           2001                2000
                                                      --------------     --------------
Cash flows from operating activities:
  Net loss                                            $  (1,090,684)     $  (1,037,944)
  Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
    Depreciation and amortization                            96,273             91,309
    Amortization of intangibles                               2,083              4,811
    Amortization of deferred membership fee revenue         (60,397)          (119,497)
    Loss on disposal of land and building                   185,374               -
    Bad debt expense                                          3,799              7,500
    (Increase) decrease in operating assets
    and liabilities:
       Accounts receivable                                  (60,540)            55,043
       Inventory                                           (328,498)           411,768
       Prepaid expenses and other current assets              6,272            319,217
       Other assets                                         (41,625)              -
       Accounts payable and accrued expenses                720,205            264,513
       Deferred membership fee revenue                         -               135,211
                                                      -------------      -------------
Net cash (used in) provided by operating activities        (567,738)           131,931
                                                      -------------      -------------

Cash flows from investing activities:
  Net proceeds from the sale of property                  2,016,713               -
  Purchases of property and equipment                       (24,435)           (22,525)
                                                      -------------      -------------
Net cash provided by (used in) investing activities       1,992,278            (22,525)
                                                      -------------      -------------

Cash flows from financing activities:
  Payments on capital lease obligations                     (17,581)           (56,498)
  Borrowings (payments) under line of
  credit agreement                                             -              (166,100)
  Payments on mortgage payable                           (1,566,833)           (15,518)
                                                      -------------      -------------
Net cash used in financing activities                    (1,584,414)          (238,116)
                                                      -------------      -------------

Net decrease in cash and cash equivalents                  (159,874)          (128,710)
Cash and cash equivalents, at beginning of period           408,699            311,846
                                                      -------------      -------------
Cash and cash equivalents, at end of period           $     248,825      $     183,136
                                                      =============      =============
Supplemental disclosure of cash flow information:

  Cash paid for interest                              $      12,737      $      93,720
                                                      =============      =============



See accompanying notes to condensed consolidated financial statements

                  PETMED EXPRESS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

Note 1:  Summary of Significant Accounting Policies
         ------------------------------------------

Organization
------------

PetMed Express, Inc. and subsidiaries (the "Company") is a leading nationwide pet pharmacy. The Company delivers prescription and non-prescription pet medications along with health and nutritional supplements at a savings direct to the consumer, through the PetMed Express catalog, telemarketing sales representatives and on the
Internet through our web site at www.1888PetMeds.com.   The Company's
nationwide pet pharmacy and multi-channel approach provides attractive values for retail and wholesale customers, including: convenience, costs savings, superior customer service, enhanced shopping flexibility, ease of ordering and reordering, and rapid home delivery. The Company's executive offices are located in Pompano Beach, Florida.

The Company's fiscal year end is March 31, and references herein to fiscal 2002 or 2001 refer to the Company's fiscal years ended March 31, 2002 and 2001, respectively.

Basis of Presentation and Consolidation
---------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company, after elimination of intercompany accounts and transactions, at June 30, 2001, and the statements of operations and cash flows for the three months ended June 30, 2001. The results of operations for the three months ended June 30, 2001, are not necessarily indicative of the operating results expected for the fiscal year ended March 31, 2002. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2001.

Certain amounts in the financial statements for the first quarter of 2001 have been reclassified to conform to the first quarter of 2002 presentation. The condensed consolidated financial statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates
----------------

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings (Loss) Per Share
-------------------------

In accordance with the requirements of SFAS No. 128, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effects of stock options (as calculated utilizing the treasury stock method) and the equivalent common shares of outstanding convertible preferred stock. Options and warrants were not included in the calculation of diluted loss per share for fiscal 2002 and 2001 because their effect would have been antidilutive.


Note 2:  Going Concern and Management's Plans
---------------------------------------------

Going Concern - The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the Company's condensed consolidated financial statements, the Company has a working capital deficiency of $1,347,230 at June 30, 2001, and has incurred a net loss of $1,090,684 and $1,037,944 for the quarters ended June 30, 2001 and June 30, 2000, respectively.

                PETMED EXPRESS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Contd..
                             (UNAUDITED)

The Company's condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet obligations on a timely basis, to comply with the terms and conditions of its debt agreements, to obtain additional financing as may be required and profitably operate its business. Due to factors described above, the Company may be unable to continue as a going concern for a reasonable period of time. Management is taking several actions in its attempts to alleviate this situation, as described below.

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


Note 3:  Sale of Land and Building
----------------------------------

On May 31, 2001, the Company sold their facilities (50,000 square foot corporate office building), which includes the principal executive offices and warehouse, to an unrelated third party. The Company received gross proceeds of $2,150,000, of which approximately $1,561,000 was used to pay off the mortgage. The Company recognized a loss on the sale of approximately $185,000 in the first quarter of the fiscal year ending March 31, 2002.

The Company then entered into a five-year term lease agreement for 20,000 of the 50,000 square foot Pompano Beach office building. The lease term runs through May 2006 with annual rent payable monthly as follows: year one $166,000; year two $166,000; year three $173,000; year four $180,000; and year five $187,000.


Note 4:  Stockholders Deficiency
--------------------------------

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


Note 5:  Severance Charges
--------------------------

On May 1, 2001, the former Chief Financial Officer ("CFO") of the Company, provided notice of termination of his Executive Employment Agreement with the Company dated March 7, 2000, as amended. In the notice, the former CFO also demanded payment of certain benefits allegedly due under the Executive Employment Agreement. The Company intends to continue discussions in an effort to resolve this matter. At this juncture, the Company cannot accurately predict the likelihood of an adverse outcome. However, in accordance with the CFO's Executive Employment Agreement the Company accrued a severance charge, in the amount of $120,000.

On June 13, 2001, the Company entered into a Release and Termination agreement with its former Chief Operating Officer ("COO"). The former COO's termination date was effective as of May 18, 2001. The agreement entitles the former COO to receive an amount of $75,000.
The former COO will continue to have a right to exercise any stock options granted to him by the Company (the "vested options"), for a period of 30 days from the termination date. Additionally, the former COO agreed to provide consulting services to the Company on regulatory and legal matters until December 31, 2001, for which he will be separately compensated.


Note 6:  Commitments and Contingencies
--------------------------------------

Legal Matters
-------------

Various complaints have been filed with the Florida Board of Pharmacy and Florida Agency for Health Care Administration, against the Company. Those complaints, the vast majority of which were filed by veterinarians who are in competition with the Company for the sale of pet prescription products, alleged violations of the Florida Pharmacy Act and regulations promulgated thereunder. The vast majority of those complaints allege that the Company and Mr. Gordon Gyor dispensed prescription veterinary medication without a valid prescription or prior authorization from a veterinarian. The Company contested the allegations and is continuing discussions in an attempt to reach a resolution of these matters. Should a resolution not be reached, the Company intends to vigorously defend against the charges. At this juncture, the Company cannot accurately predict the likelihood of an adverse outcome or provide an estimate of the amount or range of potential loss, if any.

The Company has received numerous other complaints not included in the previous settlement. These complaints allege violations of the Florida Pharmacy Act and regulations promulgated thereunder. Many of the complaints are for prescriptions verified through the Company's referral veterinarian program. The referral veterinarian program uses a veterinarian outside the state of Florida to verify the prescription for certain pets outside the state of Florida. The program is not used for pets residing in the State of Florida. The Company is unable to assess the potential impact on the Company's business or the penalties that may be assessed from these complaints.

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

In February 2000, the United States Environmental Protection Agency ("EPA") issued a Stop Sale, Use or Removal Order to the Company regarding the alleged distribution or sale of misbranded Advantage products in violation of the Federal Insecticide, Fungicide, and Rodenticide Act ("FIRA"), as amended. The order provides that the company shall not distribute, sell, use or remove the products listed in the order, which are allegedly misbranded. The order further provides that the Company shall not commence any sale or distribution of those products without the prior written approval from the EPA. The Stop Sale, Use or Removal Order does not assert any claim for monetary damages; rather, it is in the nature of a cease and desist order. The Company denies any alleged violations. On February 16, 2000, the Company submitted a written response to the order. The EPA assessed a fine in the amount of $445,000. The Company intends to continue discussions in an effort to resolve this matter. At this juncture, the Company cannot accurately provide an estimate of the amount or range of potential loss. The Company has accrued $445,000 of legal settlement expense.

By letter dated May 15, 2000, the Attorney General of Missouri transmitted a proposed complaint against the Company and advised that the Missouri Board of Pharmacy has received information, which it believes shows cause to discipline the Company's license as a pharmacy in the State of Missouri. The complaint alleges that the Company violated Missouri regulations 4 CSR 270-4.031 and 4 CSR 220-2.025 and federal statutes and regulations 21 U.S.C. ss. 352(f), 21 C.F.R. ss.
201.5 and 21 C.F.R. ss. 201.105. The complaint alleges that each alleged violation provides cause to discipline the Company's license pursuant to ss, 338.055.2(5), (6), (13) and (15), R.S.Mo. (Supp.
1999). The Company contests the charges. The Board advised that it is interested in resolving this matter without the necessity of proceeding to a formal hearing before the Missouri Administrative Hearing Commission. On June 30, 2000, the Missouri Board of Pharmacy offered to settle the matter by placing the Company's pharmacy permit on probation for a period of five years, subject to certain terms and conditions. The Company made a counterproposal, which was rejected by the Missouri Board of Pharmacy. After extended negotiations, on March 19, 2001, a Joint Stipulation of Facts, Waiver of Hearings before the Administrative Hearing Commission and Missouri Board of Pharmacy, and Consent Order with Joint Proposed Findings of Fact and Conclusions of Law was filed with the Missouri Administrative Hearing Commission.

On March 21, 2001, the Administrative Hearing Commission issued a Consent Order by which the Company's permit was placed on probation for four (4) years, effective April 5, 2001, with the following terms:
The company shall keep the Board apprised of licensed pharmacists employed by it, and their current addresses/phone numbers; the company shall pay all required fees for its permit, and shall renew its permit prior to October 31 of each permitting year; the Company shall comply with all laws, rules and regulations; the Company shall submit copies of all Department of Health and/or Florida Board of Pharmacy inspection reports, and report investigations that lead to formal action by Florida or federal authorities; and the Company shall submit reports every six months to the Board, stating truthfully whether it has complied with all the terms and conditions of the Order, beginning six months after the effective date of the settlement.

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

On March 7, 2001, the parties entered into a Settlement Agreement concerning this matter. On April 24, 2001, the Court entered an Order Preliminary Approving Settlement Agreement. Notice to the Class of the Settlement Agreement must be completed by May 24, 2001. A hearing on whether the proposed settlement should be finally approved will be held on July 30, 2001. On July 30, 2001, the Settlement Agreement was finally approved, each Class member who does not opt out of the settlement shall have the option of one of the following benefits: (a) a ten percent (10%) discount on one order of pet medications (the total discount being capped at $4.00); (b) free shipping and handling on one order of pet medication if the Class Member provides an original or copy of the applicable written prescription for that medication; or (c) a twenty-five percent (25%) discount on one order of in-stock pet supplies other than medications (the total discount being capped at $4.00). Also, the Company will, for a period of at least two (2) years, donate prescription medications or other supplies worth not less than $10,000 per annum to the Humane Society (or another similar agency) for use on stray or homeless pets. The Company will, for a period of five (5) years, agree not to describe or state in its catalogs, website or invoices that it is providing insurance in connection with delivery of ordered items. Also, Class Counsel will petition the Court for attorney's fees, costs and expenses in an amount not to exceed and payable in the form of: (i) $37,500 cash; (ii) 25,000 shares of registered common stock in the Company; and (iii) an option to purchase 25,000 shares of common stock in the Company exercisable at the market price as of the close of business on February 22, 2001 and exercisable within three (3) years of the Effective Date. The Company agreed that it would not oppose such consideration as reasonable and fair.

On November 30, 2000, the Utah Division of Occupational and Professional Licensing advised the Company that its application for an out of state mail order pharmacy license was denied based on alleged discipline taken on the Company's license in Florida. The Company requested review of this situation because, among other things, the Company had already been granted a license, which was valid until May of 2001. Although the Company received no direct response to this requested review, in or about April of 2001, the Company's license in Utah was renewed until May of 2003.

Routine Proceedings
-------------------

The Company is a party to routine litigation incidental to its business. The Company's management does not believe that the resolution of any or all of such routine litigation is likely to have a material adverse effect on the Company's financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview
--------

PetMed Express was incorporated in the state of Florida in January 1996. From inception until approximately August 1996, the Company's operations consisted mostly of start-up activities that included the development of a business plan and the initial activities involved in obtaining the necessary licenses and permit to dispense prescription medications. The Company began selling pet medications and products in September 1996, and in the fall of 1997 the Company issued its first catalog. This catalog displayed approximately 1,200 items, including prescription and non-prescription pet medications, pet health and nutritional supplements and pet accessories. The Company has recently focused its product line to approximately 600 of the most popular pet items for dogs and cats. The Company also markets our products on its web site. Since October 1997, the Company has advertised its products on national cable TV channels and through the direct mailing of catalogs.

The Company's sales consist of products sold to retail consumers and sales to other pet suppliers, or wholesale sales. Typically, the Company's retail customers pay by credit card or check at the time the order is shipped. The Company usually receives cash settlement in one to three banking days for sales paid for by credit cards that minimizes the accounts receivable balances relative to the Company's sales. Certain wholesale customers are extended credit terms, which usually require payment within 30 days of delivery. To date, the Company's sales returns average approximately 2% of sales.

The following should be read in conjunction with the Company's
Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein.

Results of Operations
---------------------

The following table sets forth, as a percentage of sales, certain items appearing in the Company's statements of operations.

                                                  Three Months Ended
                                            -------------------------------
                                            June 30, 2001     June 30, 2000
                                            -------------     -------------

Net sales                                           100.0%            100.0%
Cost of sales                                        64.3              63.9
                                            -------------     -------------
Gross profit                                         35.7              36.1
                                            -------------     -------------
Operating expenses:
  General and administrative                         21.5              49.3
  Advertising                                        25.1              19.7
  Severance charges                                   3.6               -
  Depreciation and amortization                       1.8               3.6
                                            -------------     -------------
Total operating expenses                             52.0              72.6
                                            -------------     -------------

Loss from operations                                (16.3)            (36.5)

Other income (expense):
  Loss on disposal of land and building              (3.5)               -
  Interest expense                                   (0.6)             (3.0)
  Interest income                                     0.1               0.2
  Other, net                                           -               (0.1)
                                            -------------     -------------
Total other expense                                  (4.0)             (2.9)
                                            -------------     -------------
Net loss                                            (20.3)            (39.4)
                                            =============     =============


Three Months Ended June 30, 2001 Compared With Three Months
Ended June 30, 2000
-----------------------------------------------------------

Sales
-----

Sales for the first quarter of fiscal 2002 increased by approximately $2,727,000, or 103.4%, to approximately $5,364,000 for the quarter ended June 30, 2001, from approximately $2,637,000 for the quarter ended June 30, 2000. The increase in sales for the three months ended June 30, 2001 is primarily due to the positive affects of increased advertising. The Company has committed certain amounts specifically designated towards television advertising to stimulate sales and create brand awareness.

Cost of sales
-------------

Cost of sales for the first quarter of fiscal 2002 increased by approximately $1,767,000, or 105.0%, to approximately $3,451,000 for the quarter ended June 30, 2001, from approximately $1,684,000 for the quarter ended June 30, 2000. As a percent of sales, the cost of sales was 64.3% in the first quarter of fiscal 2002, as compared to 63.9 % in the first quarter of fiscal 2001. The increase in the first quarter of fiscal 2002 is due primarily to increased supplier prices of prescription and non-prescription medications. The Company is concentrating more on purchasing medications in larger quantities, by bulk, to take advantages of any and all discounts available.

Gross profit
------------

Gross profit increased by approximately $960,000, or 100.7%, to approximately $1,913,000 for the quarter ended June 30, 2001 from approximately $953,000 for the quarter ended June 30, 2000. Gross profit as a percentage of sales for the quarter ended June 30, 2001 and 2000 was 35.7% and 36.1%, respectively.

General and administrative expenses
-----------------------------------

General and administrative expenses decreased approximately $146,000, or 11.3%, to approximately $1,153,000 for the quarter ended June 30, 2001 from approximately $1,299,000 for the quarter ended June 30, 2000. General and administrative expense as a percentage of sales was 21.5% and 49.3% for the fiscal years ended June 30, 2001 and 2000, respectively. The decrease in general and administrative expense in the first quarter of fiscal 2002 is primarily attributable to a $316,000 decrease to professional fees, offset with a $75,000 increase to bank service and credit card fees, $55,000 increase in property expenses, which includes utilities and rental expenses, and a $35,000 increase in telephone expenses.

Advertising expenses
--------------------

Advertising expenses increased by approximately $828,000, or approximately 159.6%, to approximately $1,348,000 for the fiscal year ended June 30, 2001 from approximately $519,000 for the fiscal year ended June 30, 2000. The significant increase in advertising expense was due to the Company's plan to commit certain amounts specifically designated towards television advertising to stimulate sales and create brand awareness. The Company expects this trend in advertising to continue into the second quarter of 2002.

Severance charges
-----------------

Severance charges for the quarter ended June 30, 2001 of $195,000 relate to severance due to two former executive officers, the CFO and COO, of the Company. On June 13, 2001, the Company entered into a Release and Termination agreement with its former COO. The former COO's termination date was effective as of May 18, 2001. The agreement entitles the former COO to receive an amount equal to one year's base salary, in the amount of $75,000. On May 1, 2001, the former CFO of the Company, provided notice of termination of his Executive Employment Agreement with the Company dated March 7, 2000, as amended. In the notice, the former CFO also demanded payment of certain benefits allegedly due under the Executive Employment Agreement. The Company intends to continue discussions in an effort to resolve this matter. At this juncture, the Company cannot accurately predict the likelihood of an adverse outcome. However, in accordance with the CFO's Executive Employment Agreement the Company accrued one-years salary as a severance charge, in the amount of $120,000.

Depreciation and amortization expenses
--------------------------------------

Depreciation and amortization expenses increased by approximately $2,000, or 2.3%, to approximately $98,000 for the quarter ended June 30, 2001 from approximately $96,000 for the quarter ended June 30, 2000. The slight increase to depreciation and amortization expense can be attributed to certain property, plant, and equipment acquisitions in the first quarter of fiscal 2002. Due to the sale of the Company's corporate office building on May 31, 2001, the Company expects a significant reduction to depreciation expense in fiscal 2002.

Loss on disposal of land and building
-------------------------------------

In the first quarter of fiscal 2002, the Company recorded a loss on disposal of land and building of $185,000. The loss was a result of the sale of the corporate office building, which includes the principal executive offices and warehouse, to an unrelated third party. The Company received gross proceeds of $2,150,000, of which approximately $1,561,000 was used to pay off the mortgage.

Other income and expenses
-------------------------

Other expenses decreased by approximately $53,000, or 68.2%, to approximately $25,000 for the quarter ended June 30, 2001 from approximately $77,000 for the quarter ended June 30, 2000. The
$53,000 decrease can be attributed to a reduction in interest expense relating to the mortgage payoff of the Company's principal executive offices (see Note 2) and to an increase in interest income relating to the Company's overnight sweep bank account.

Provision for income taxes
--------------------------

The Company had incurred significant net losses since its inception in 1996. These losses have resulted in net operating loss carryforwards and deferred tax assets, which have been used by the Company to offset tax liabilities, which may have been incurred in prior periods. The Company recorded a valuation allowance against the deferred income tax assets, since future utilization of these assets is subject to the Company's ability to generate taxable income. There was no income tax accrual for the quarter ended June 30, 2001 and 2000 due to the utilization of prior net operating losses to offset taxable income for the period.

Net loss
--------

Net loss increased by approximately $53,000, or 5.1%, to $1,091,000 for the quarter ended June 30, 2001 from $1,038,000 for the quarter ended June 30, 2000. The increase was attributable to the aforementioned.

Liquidity and Capital Resources
-------------------------------

The Company's working capital deficiency at June 30, 2001 was $1,347,000, as compared to $2,473,000 at March 31, 2001, an increase of approximately $1,126,000 from the deficiency at March 31, 2001. The increase in working capital was primarily attributable to an increase of $328,000 of inventory offset with the $1,561,000 mortgage payoff associated with the sale of the building and land. Net cash used in operating activities increased to $568,000 for the quarter ended June 30, 2001 as compared to net cash provided by operating activities of $132,000 for the quarter ended June 30, 2000. Net cash provided by investing activities increased to $1,992,000 for the quarter ended June 30, 2001 as compared to net cash used of $23,000 for the quarter ended June 30, 2000, primarily as a result of the proceeds received from the sale of the corporate office building and land. Net cash used in financing activities for the quarter ended June 30, 2001 was $1,584,000 compared to $238,000 for the quarter ended June 30, 2000. This increase relates directly to the satisfaction of the mortgage on the corporate office building.

Since inception, the Company has primarily funded its growth through the private placement of securities. In April 1998, the Company raised an additional $888,000 of net proceeds from the private placement of 250,000 shares of Convertible Preferred Stock. In February 1999, the Company raised approximately $819,000 of net proceeds from the sale of 330,333 shares of common stock. In November 2000 the Company raised $2,000,000 from the private placement of equity securities. The Company has financed certain equipment acquisitions with capital leases, and as of June 30, 2001, the Company had outstanding lease commitments of $230,000.

As of June 30, 2001, the Company had a $1,567,000 mortgage, which was paid in full, on the building and a $150,000 line of credit from SouthTrust Bank. The line is secured by substantially all of our assets, and interest is at the bank's base lending rate plus 1%, which equaled 8% at June 30, 2001. As of June 30, 2001, the Company had $141,000 outstanding under the line of credit. On February 24, 2000, the Company agreed to maintain $300,000 with SouthTrust Bank, as additional collateral on the mortgage, in exchange for waivers and amendments to two financial covenants. The requirement to maintain the funds expired on December 24, 2000. On December 17, 2000, the Company received a six-month credit line extension, effective through June 17, 2001. This extension limited the credit line to $150,000. The Company is currently negotiating with SouthTrust Bank for the possible increase of the line of credit. On June 29, 2001, the Company received a three-month forbearance from the line of credit with SouthTrust Bank, effective through August 17, 2001. The forbearance allows the Company to extend negotiations with SouthTrust Bank for the possible increase of the line of credit. No assurances can be made, however, the Company reasonably believes an agreement will be reached with SouthTrust Bank to extend the line of credit terms satisfactorily.

Other than working capital and credit line, the Company presently has no other alternative source of working capital. For the quarter ended June 30, 2001, the Company has incurred significant operating losses and cash flow deficiencies. This discussion has been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an operating loss of approximately $1,091,000 for the quarter ended June 30, 2001 and negative cash flow from operations of approximately $568,000. As a result, the Company may seek to raise additional capital through the sale of equity securities. Additionally, the Company has committed certain amounts specifically designated towards advertising to stimulate sales. No assurances can be given that the Company will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to the Company. Further, there can be no assurances that even if such additional capital is obtained that the Company will achieve profitability or positive cash flow.

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

PART II - OTHER INFORMATION
---------------------------


Item 1.     Legal Proceedings.
            ------------------

            None.


Item 2.     Changes in Securities and Use of Proceeds.
            ------------------------------------------

            None.


Item 3.     Defaults Upon Senior Securities
            -------------------------------

            None


Item 4.     Submission of Matters to a Vote of Security Holders.
            ----------------------------------------------------

            None


Item 5.     Other Information.
            ------------------

            None

Item 6.     Exhibits and Reports on Form 8-K.
            ---------------------------------

(a)         The following exhibits are filed as part of this report.


(b)         Reports on Form 8-K during the fiscal quarter ended June 30,
            2001

            (1) On April 27, 2001 the Company filed a report under Item 5 disclosing other events relating to the resignation of the Chief Operating Officer and Director.
            (2) On May 1, 2001 the Company filed a report under Item 4 disclosing changes in the Registrants certifying accountants relating to the resignation of Lopez Levi & Associates.
            (3) On May 4, 2001 the Company filed a report under Item 4 disclosing changes in the Registrants certifying accountants relating to the appointment of Goldstein Golub Kessler LLP.
            (4) On May 16, 2001 the Company filed a report under Item 5 disclosing other events relating to the resignation of the former Chief Financial Officer and the appointment of the successor Chief Financial Officer.
            (5) On June 14, 2001 the Company filed a report under Item 2 disclosing the acquisition or disposition of assets relating to the sale of the Company's principal executive offices.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.
 (The "Registrant")

Date: August 20, 2001

By:____/s/  Menderes Akdag______
   Menderes Akdag

   Chief Executive Officer
   (principal executive officer)

By:___/s/  Bruce S. Rosenbloom__
   Bruce S. Rosenbloom

   Chief Financial Officer
   (principal financial and accounting officer)