Form 10QSB
period 2001-09-30
PETMED EXPRESS INC
filed 2001-11-14
CIK 1040130

SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549
                            ____________________

                                Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from __________ to _____________

                               _____________

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

Indicate by check [X] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

                   [X]                   [ ]
                   Yes                   No

             16,360,010 Common Shares, without par value
            ---------------------------------------------
              (number of common shares outstanding as
            of the close of business on October 31, 2001)

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                    PETMED EXPRESS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                                              September 30,
                                                                   2001
                                                              -------------
                             ASSETS
                             ------
Current assets:
   Cash and cash equivalents                                  $     117,313
   Accounts receivable, less allowance for
      doubtful accounts of $8,291                                   314,249
   Inventories                                                    2,064,621
   Prepaid expenses and other current assets                        100,029
                                                              -------------
          Total current assets                                    2,596,212

   Property and equipment, net                                      965,377

   Other assets, net                                                 91,196
                                                              -------------
Total assets                                                  $   3,652,785
                                                              =============
               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

Current liabilities:
   Accounts payable and accrued expenses                     $    3,239,616
   Line of credit                                                   141,214
   Current portion of capital lease obligations                     135,631
   Deferred membership fee revenue                                   44,478
                                                              -------------
          Total current liabilities                               3,560,939

Capital lease obligations, less current portion                      31,865
                                                              -------------
Total liabilities                                                 3,592,804
                                                              =============

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000
      shares authorized; 2,500 convertible shares
      issued and outstanding with a liquidation
      preference of $4 per share                                      8,898
   Common stock, $.001 par value, 40,000,000
      shares authorized; 16,360,010 shares issued
      and outstanding                                                16,360
   Additional paid-in capital                                     6,528,885
   Accumulated deficit                                           (6,494,162)
                                                              -------------
          Total stockholders' equity                                 59,981
                                                              -------------
Total liabilities and stockholders' equity                    $   3,652,785
                                                              =============


See accompanying notes to condensed consolidated financial statements

                    PETMED EXPRESS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                 Three Months Ended                 Six Months Ended
                                                     September 30,                    September 30,
                                                 2001            2000             2001             2000
                                            ------------     ------------     -------------    ------------
Sales                                       $  7,762,825     $  2,667,336     $  13,126,475    $  5,304,051
Cost of sales                                  4,681,379        1,703,678         8,132,268       3,387,236
                                            ------------     ------------     -------------    ------------
Gross profit                                   3,081,446          963,658         4,994,207       1,916,815
                                            ------------     ------------     -------------    ------------

Operating expenses:
  General and administrative                   1,497,590        1,094,048        2,650,107        2,392,700
  Advertising                                  1,437,810           29,298        2,785,463          548,520
  Severance charges                                -                -              195,000            -
  Depreciation and amortization                   89,800           88,524          188,156          184,644
                                            ------------     ------------     -------------    ------------
Total operating expenses                       3,025,200        1,211,870        5,818,726        3,125,864
                                            ------------     ------------     -------------    ------------
Income (loss) from operations                     56,246         (248,212)        (824,519)      (1,209,049)
                                            ------------     ------------     -------------    ------------
Other income (expense):
  Adjustment of estimate for legal
    settlement                                   345,000            -              345,000            -
  Loss on disposal of land and building            -                -             (185,374)           -
  Interest expense                                (8,985)         (70,414)         (41,045)        (151,195)
  Interest income                                  4,934           19,628           12,449           23,844
  Other, net                                      (3,817)             396           (3,817)            (146)
                                            ------------     ------------     -------------    ------------
Total other income (expense)                     337,132          (50,390)         127,213         (127,497)
                                            ------------     ------------     -------------    ------------
Net income (loss)                           $    393,378     $   (298,602)    $   (697,306)    $ (1,336,546)
                                            ============     ============     ============     ============
Basic and diluted income (loss)
  per common share:                         $       0.02     $      (0.05)    $      (0.04)    $      (0.21)
                                            ============     ============     ============     ============
Weighted average number of
  common shares outstanding:
    Basic                                   $ 16,360,010     $  6,385,010     $ 16,360,010     $  6,382,478
                                            ============     ============     ============     ============
    Diluted                                 $ 18,101,946     $  6,385,010     $ 16,360,010     $  6,382,478
                                            ============     ============     ============     ============


See accompanying notes to condensed consolidated financial statements

                     PETMED EXPRESS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        Six Months Ended
                                                                 September 30,     September 30,
                                                                     2001               2000
                                                                 -------------     -------------
Cash flows from operating activities:
  Net loss                                                       $    (697,306)    $  (1,336,546)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
       Depreciation and amortization                                   185,448           179,020
       Amortization of intangibles                                       2,708             5,624
       Amortization of deferred membership fee revenue                 (95,570)         (233,063)
       Loss on disposal of land and building                           185,374                 -
       Bad debt expense                                                  6,831            18,060
       (Increase) decrease in operating assets and liabilities:
          Accounts receivable                                         (158,612)           66,891
          Inventory                                                 (1,433,227)        1,097,457
          Prepaid expenses and other current assets                    (77,915)          282,924
          Other assets                                                 (42,500)            1,999
          Accounts payable and accrued expenses                      1,587,450           118,845
          Deferred membership fee revenue                                    -           220,084
                                                                 -------------     -------------
Net cash (used in) provided by operating activities                   (537,319)          421,295
                                                                 -------------     -------------
Cash flows from investing activities:
  Net proceeds from the sale of property                             2,016,921                 -
  Purchases of property and equipment                                 (124,442)          (48,843)
  Certificate of deposit                                                     -           300,000
                                                                 -------------     -------------
Net cash provided by investing activities                            1,892,479           251,157
                                                                 -------------     -------------
Cash flows from financing activities:
  Payments on capital lease obligations                                (79,713)          (94,861)
  Borrowings (payments) under line of credit agreement                       -          (634,986)
  Payments on mortgage payable                                      (1,566,833)          (31,406)
                                                                 -------------     -------------
Net cash used in financing activities                               (1,646,546)         (761,253)
                                                                 -------------     -------------

Net decrease in cash and cash equivalents                             (291,386)          (88,801)
Cash and cash equivalents, at beginning of period                      408,699           311,846
                                                                 -------------     -------------
Cash and cash equivalents, at end of period                      $     117,313     $     223,045
                                                                 =============     =============
Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $      21,378     $      82,143
                                                                 =============     =============


See accompanying notes to condensed consolidated financial statements

                  PETMED EXPRESS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

Note 1:  Summary of Significant Accounting Policies

Organization

PetMed Express, Inc. and subsidiaries (the "Company") is a leading nationwide pet pharmacy. The Company delivers prescription and non-prescription pet medications along with health and nutritional supplements at a savings direct to the consumer, through the PetMed Express catalog, customer service representatives and on the Internet
through our web site at www.1888PetMeds.com.   The Company's
nationwide pet pharmacy and multi-channel approach provides attractive values for retail and wholesale customers, including: convenience, costs savings, superior customer service, enhanced shopping flexibility, ease of ordering and reordering, and rapid home delivery. The Company's executive offices are located in Pompano Beach, Florida.

The Company's fiscal year end is March 31, and references herein to fiscal 2002 or 2001 refer to the Company's fiscal years ended March 31, 2002 and 2001, respectively.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company, after elimination of intercompany accounts and transactions, at September 30, 2001, and the statements of operations for the three and six months ended September 30, 2001 and cash flows for the six months ended September 30, 2001. The results of operations for the three and six months ended September 30, 2001, are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2002. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2001.

Certain amounts in the financial statements for the second quarter of 2001 have been reclassified to conform to the second quarter of 2002 presentation. The condensed consolidated financial statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

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

Earnings (Loss) Per Share

In accordance with the requirements of SFAS No. 128, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effects of stock options (as calculated utilizing the treasury stock method) and the equivalent common shares of outstanding convertible preferred stock. Options and warrants were not included in the calculation of diluted loss per share for the six months ended September 30, 2001 and 2000 and for the three months ended September 30, 2000, because their effect would have been antidilutive.

Note 2:  Going Concern and Management's Plans

Going Concern - The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the Company's condensed consolidated financial statements, the Company has a working capital deficiency of $964,727 at September 30, 2001, and has incurred a net loss of $697,306 and $1,336,546 for the six months ended September 30, 2001 and September 30, 2000, respectively. Although, the Company had incurred a net loss of $298,602 for the three months ended September 30, 2000, the Company had net income of $393,378 for the three months ended September 30, 2001.

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

Note 3: Severance Charges

On May 1, 2001, the former Chief Financial Officer ("CFO") of the Company, provided notice of termination of his Executive Employment Agreement with the Company dated March 7, 2000, as amended. In the notice, the former CFO also demanded payment of certain benefits allegedly due under the Executive Employment Agreement. The Company continued discussions in an effort to resolve this matter, and in accordance with the CFO's Executive Employment Agreement, the Company accrued a severance charge in the first quarter of fiscal 2002, for the amount of $120,000.

On October 31, 2001, the Company entered into a Release and Termination agreement with its former CFO. The former CFO's termination date was effective as of May 31, 2001. The agreement entitles the former CFO to receive an amount of $120,000. The former CFO had a right to exercise any stock options granted to him by the Company (the "vested options"), for a period of 30 days from the termination date. Additionally, the former CFO agreed to provide consulting services to the Company on financial and legal matters until March 31, 2002, for which he will be separately compensated.

On June 13, 2001, the Company entered into a Release and Termination agreement with its former Chief Operating Officer ("COO"). The former COO's termination date was effective as of May 18, 2001. The agreement entitles the former COO to receive an amount of $75,000.
The former COO had a right to exercise any stock options granted to him by the Company (the "vested options"), for a period of 30 days from the termination date. Additionally, the former COO agreed to provide consulting services to the Company on regulatory and legal matters until December 31, 2001, for which he will be separately compensated.

Note 4:  Adjustment of Estimate for Legal Settlement

In the second quarter of fiscal 2002, the Company recognized income of $345,000 on a reversal of a legal assessment estimate, which was originally booked in the forth quarter of the fiscal year ended March 31, 2001. In September 2001, the Company and the EPA entered into a Consent Agreement and Final Order ("CAFO"). The settlement agreement requires the Company to pay a civil penalty of $100,000 plus interest, a reduction from the original $445,000 fine. For the purpose of this CAFO, the Company admits to the jurisdictional allegations set forth, and neither admits nor denies the alleged violations. On September 28, 2001, the CAFO was approved and ordered by the regional judicial officer.

Note 5:  Commitments and Contingencies

Legal Matters

Various complaints have been filed with the Florida Board of Pharmacy and other states' Pharmacy Boards. These complaints, the majority of which were filed by veterinarians who are in competition with the Company for the sale of pet prescription-required products, allege violations of the Pharmacy Practice Act and regulations promulgated thereunder. The vast majority of the complaints allege that the Company, through its pharmacists, improperly dispensed prescription-required veterinary medication based on prescriptions verified through the Company's referral veterinarian program. The referral veterinarian program uses a veterinarian outside the state of Florida to verify prescriptions for certain pets outside the state of Florida. While the program is not used for pets residing in the state of Florida, the complaints have, for the most part, been filed with the Florida Board of Pharmacy. Other complaints allege the dispensing of medication without a valid prescription, the sale of non-conforming products and that the Company's pharmacy is operating at the same location as another pharmacy, with which it has a contractual relationship. The Company has contested all allegations and is continuing discussions in an attempt to reach a resolution of these matters. Should a resolution not be reached, the Company intends to vigorously defend against the charges. At this juncture, the Company cannot accurately predict the likelihood of an adverse outcome or provide an estimate of the amount or range of potential loss, if any.

In February 2000, the United States Environmental Protection Agency ("EPA") issued a Stop Sale, Use or Removal Order to the Company regarding the alleged distribution or sale of misbranded Advantage products in violation of the Federal Insecticide, Fungicide, and Rodenticide Act ("FIRA"), as amended. The order provides that the company shall not distribute, sell, use or remove the products listed in the order, which are allegedly misbranded. The order further provides that the Company shall not commence any sale or distribution of those products without the prior written approval from the EPA.
The Stop Sale, Use or Removal Order does not assert any claim for monetary damages; rather, it is in the nature of a cease and desist order. The Company denies any alleged violations. On February 16, 2000, the Company submitted a written response to the order. The EPA assessed a fine in the amount of $445,000. In the forth quarter of fiscal 2001, the Company accrued $445,000 of legal settlement expense.

In September 2001, the Company and the EPA entered into a Consent Agreement and Final Order ("CAFO"). The settlement agreement requires the Company to pay a civil penalty of $100,000 plus interest, a reduction from the original $445,000 fine. For the purpose of this CAFO, the Company admits to the jurisdictional allegations set forth, and neither admits nor denies the alleged violations. On September 28, 2001, the CAFO was approved and ordered by the regional judicial officer.

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

On October 5, 2001, the state of Missouri ordered a temporary restraining order prohibiting the Company from accepting and processing any prescription orders in the state of Missouri, with which the Company complied. On October 15, 2001, the Company agreed to the state of Missouri's request for a preliminary injunction requiring the following: the Company shall cease dispensing prescription medications to Missouri residents which have been prescribed without the establishment of a veterinarian-client-patient relationship; the Company shall notify Missouri consumers who order prescription medications that in the event their own veterinarian refuses to issue a prescription for that medication, that the option of having a staff veterinarian issue a prescription is not available to them, and that the Company will be unable to provide the medication; and the Company shall, beginning on October 19, 2001, and continuing during the action, provide the state of Missouri, Attorney General with all pertinent information concerning the purchase by Missouri residents of prescription medications from the Company.

In August 2001 the Alabama State Board of Pharmacy filed a Statement of Charges and Notice of Hearing, and in or about October 2001 the Alabama State Board of Pharmacy made a Motion to Amend this Statement of Charges and Notice of Hearing. It is alleged that the Company violated previously imposed terms of probation by dispensing prescription veterinary medicine without a valid prescription. The allegations are based on complaints made by veterinarians concerning prescriptions verified through the Company's referral veterinarian program and dispensed by the Company. The Company contests the allegation that prescriptions obtained through this referral program are invalid, but is attempting to reach a resolution of the matters that is acceptable to all parties. It has ceased use of this referral program in the state of Alabama. At this juncture, the Company cannot accurately predict the likelihood of an adverse outcome or provide an estimate of the amount or range of potential loss, if any.

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

On April 18, 2000, the Company filed a motion to dismiss and a supporting brief. On May 4, 2000 the plaintiff filed a response to the Company's motion. The Court denied the motion to dismiss and the Company answered the complaint. The Company contests the assertions made. The Company responded to the plaintiff's first set of interrogatories, first request for admissions and first request for production of documents. Depositions have been taken of the plaintiff, Steven Wayne Turner, the Company's representatives, Christopher Lloyd, former COO of the Company, and Brian Stormer, former Director of Operations of the Company. Plaintiff has filed a motion for class certification. The Company filed a response in opposition to the motion for class certification.

On March 7, 2001, the parties entered into a Settlement Agreement concerning this matter. On April 24, 2001, the Court entered an Order Preliminary Approving Settlement Agreement. The order required that notice to the Class of the Settlement Agreement must be completed by May 24, 2001. On July 30, 2001, the Settlement Agreement was finally approved, each Class member who does not opt out of the settlement shall have the option of one of the following benefits: (a) a ten percent (10%) discount on one order of pet medications (the total discount being capped at $4.00); (b) free shipping and handling on one order of pet medication if the Class Member provides an original or copy of the applicable written prescription for that medication; or
(c) a twenty-five percent (25%) discount on one order of in-stock pet supplies other than medications (the total discount being capped at $4.00). Also, the Company will, for a period of at least two (2) years, donate prescription medications or other supplies worth not less than $10,000 per annum to the Humane Society (or another similar agency) for use on stray or homeless pets. The Company will, for a period of five (5) years, agree not to describe or state in its catalogs, website or invoices that it is providing insurance in connection with delivery of ordered items. Also, Class Counsel will petition the Court for attorney's fees, costs and expenses in an amount not to exceed and payable in the form of: (i) $37,500 cash;
(ii) 25,000 shares of registered common stock in the Company; and
(iii) an option to purchase 25,000 shares of common stock in the Company exercisable at the market price as of the close of business on February 22, 2001 and exercisable within three (3) years of the Effective Date. The Company agreed that it would not oppose such consideration as reasonable and fair.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

PetMed Express was incorporated in the state of Florida in January 1996. From inception until approximately August 1996, the Company's operations consisted mostly of start-up activities that included the development of a business plan and the initial activities involved in obtaining the necessary licenses and permits to dispense prescription medications. The Company began selling pet medications and products in September 1996, and in the fall of 1997 the Company issued its first catalog. This catalog displayed approximately 1,200 items, including prescription and non-prescription pet medications, pet health and nutritional supplements and pet accessories. The Company has recently focused its product line to approximately 600 of the most popular items for dogs and cats. The Company also markets products on its web site. Since October 1997, the Company has advertised its products on national cable TV channels and through the direct mailing of catalogs.

The Company's sales consist of products sold to retail and wholesale consumers and sales to other pet suppliers. Typically, the Company's retail customers pay by credit card or check at the time the order is shipped. The Company usually receives cash settlement in one to three banking days for sales paid for by credit cards, which minimizes the accounts receivable balances relative to the Company's sales. Certain wholesale customers are extended credit terms, which usually require payment within 30 days of delivery. To date, the Company's sales returns average approximately 2% of sales.

The following should be read in conjunction with the Company's condensed consolidated financial statements and the related notes thereto included elsewhere herein.

Results of Operations

The following table sets forth, as a percentage of sales, certain items appearing in the Company's condensed consolidated statements of operations.

                                               Three Months Ended                Six Months Ended
                                           September 30   September 30      September 30   September 30
                                               2001           2000              2001            2000
                                           ------------   ------------      ------------   ------------
Net sales                                         100.0 %        100.0 %           100.0 %        100.0 %
Cost of sales                                      60.3           63.9              62.0           63.9
                                           ------------   ------------      ------------   ------------
Gross profit                                       39.7           36.1              38.0           36.1
                                           ------------   ------------      ------------   ------------
Operating expenses:
  General and administrative                       19.3           41.0              20.2           45.1
  Advertising                                      18.5            1.1              21.2           10.3
  Severance charges                                   -              -               1.5              -
  Depreciation and amortization                     1.2            3.3               1.4            3.4
                                           ------------   ------------      ------------   ------------
Total operating expenses                           39.0           45.4              44.3           58.8
                                           ------------   ------------      ------------   ------------
Income (loss) from operations                       0.7           (9.3)             (6.3)         (22.7)
                                           ------------   ------------      ------------   ------------
Other income (expense):
  Adjustment of estimate for legal
    settlement                                     4.5               -               2.6              -
  Loss on disposal of land and building              -               -              (1.4)             -
  Interest expense                                (0.1)           (2.6)             (0.3)          (2.9)
  Interest income                                  0.1             0.7               0.1            0.4
  Other, net                                      (0.1)              -                 -              -
                                           ------------   ------------      ------------   ------------
Total other income (expense)                        4.4           (1.9)              1.0           (2.5)
                                           ------------   ------------      ------------   ------------
Net income (loss)                                   5.1          (11.2)             (5.3)         (25.2)
                                           ============   ============      ============   ============


Three Months Ended September 30, 2001 Compared With Three Months Ended September 30, 2000, and Six Months Ended September 30, 2001 Compared With Six Months Ended September 30, 2000

Sales
-----

Sales for the second quarter of fiscal 2002 increased by approximately $5,096,000, or 191.0%, to approximately $7,763,000 for the quarter ended September 30, 2001, from approximately $2,667,000 for the quarter ended September 30, 2000. For the six months ended September 30, 2001, sales increased by approximately $7,822,000, or 147.5%, to approximately $13,126,000 compared to sales of $5,304,000 for the six months ended September 30, 2000. The increase in sales for the three months and six months ended September 30, 2001 is primarily due to the positive affects of increased advertising. The Company has committed certain amounts specifically designated towards television advertising to stimulate sales and create brand awareness. Historically, sales have a tendency to decline in the third and forth quarters due to the seasonality of certain pet medications. The Company cannot accurately predict future sales, however, the Company does expect less of a decline in the third and forth quarter sales of fiscal 2002, based on the current information available to us as of the date of this report.

Cost of sales
-------------

Cost of sales for the second quarter of fiscal 2002 increased by approximately $2,978,000, or 174.8%, to approximately $4,681,000 for the quarter ended September 30, 2001, from approximately $1,703,000 for the quarter ended September 30, 2000. For the six months ended September 30, 2001, cost of sales increased by approximately $4,745,000, or 140.1%, to approximately $8,132,000 compared to cost of sales of $3,387,000 for the six months ended September 30, 2000. The increase to cost of sales for the three months and six months ended September 30, 2001 is directly related to the increase to retail sales. However, as a percent of sales, the cost of sales was 60.3% in the second quarter of fiscal 2002, as compared to 63.9 % in the second quarter of fiscal 2001. This percentage reduction can be attributed to the Company's continued efforts to purchase medications in larger quantities, by bulk, to take advantage of any and all purchasing discounts available.

Gross profit
------------

Gross profit increased by approximately $2,118,000, or 219.8%, to approximately $3,082,000 for the quarter ended September 30, 2001 from approximately $964,000 for the quarter ended September 30, 2000. For the six months ended September 30, 2001, gross profit increased by approximately $3,077,000, or 160.6%, to approximately $4,994,000 compared to gross profit of $1,917,000 for the six months ended September 30, 2000. Gross profit as a percentage of sales for the quarter ended September 30, 2001 and 2000 was 39.7% and 36.1%, respectively.

General and administrative expenses
-----------------------------------

General and administrative expense increased by approximately $404,000, or 36.9%, to approximately $1,498,000 for the quarter ended September 30, 2001 from approximately $1,094,000 for the quarter ended September 30, 2000. The increase in general and administrative expense in the second quarter of fiscal 2002 is primarily attributable to a $223,000 increase to payroll expenses, $138,000 increase to bank service and credit card fees, $67,000 increase in property and office expenses, which includes utilities and rental expenses, and a $24,000 increase in telephone expenses, offset with a $52,000 decrease to professional fees. For the six months ended September 30, 2001, general and administrative expense increased by approximately $257,000, or 10.8 %, to approximately $2,650,000 compared to general and administrative expense of $2,393,000 for the six months ended September 30, 2000. The increase in general and administrative expense for the six months ended September 30, 2001 is primarily attributable to a $213,000 increase to bank service and credit card fees, $177,000 increase to payroll expenses, $148,000 increase in property and office expenses, which includes utilities and rental expenses, and a $59,000 increase in telephone expenses, offset with a $360,000 decrease to professional fees.

Advertising expenses
--------------------

Advertising expenses increased by approximately $1,409,000, or approximately 4,808%, to approximately $1,438,000 for the quarter ended September 30, 2001 from approximately $29,000 for the quarter ended September 30, 2000. For the six months ended September 30, 2001, advertising expense increased by approximately $2,237,000, or 407.8%, to approximately $2,786,000 compared to advertising expense of $549,000 for the six months ended September 30, 2000. The significant increase in advertising expense for the three months and six months ended September 30, 2001 was due to the Company's plan to commit certain amounts specifically designated towards television advertising to stimulate sales and create brand awareness. The Company expects this trend in advertising to continue into the third quarter of 2002.

Severance charges
-----------------

Severance charges for the six months ended September 30, 2001 of $195,000 relate to severance due to two former executive officers, the CFO and COO, of the Company. On June 13, 2001, the Company entered into a Release and Termination agreement with its former COO. The former COO's termination date was effective as of May 18, 2001. The agreement entitles the former COO to receive an amount equal to one year's base salary, in the amount of $75,000. On May 1, 2001, the former CFO of the Company, provided notice of termination of his Executive Employment Agreement with the Company dated March 7, 2000, as amended. In the notice, the former CFO also demanded payment of certain benefits allegedly due under the Executive Employment Agreement. The Company continued discussions in an effort to resolve this matter, and in accordance with the CFO's Executive Employment Agreement, the Company accrued a severance charge in the first quarter of fiscal 2002, for the amount of $120,000.

On October 31, 2001, the Company entered into a Release and Termination agreement with its former CFO. The former CFO's termination date was effective as of May 31, 2001. The agreement entitles the former CFO to receive an amount equal to one year's base salary, in the amount of $120,000. Additionally, the former CFO agreed to provide consulting services to the Company on financial and legal matters until March 31, 2002, for which he will be separately compensated.

Depreciation and amortization expenses
--------------------------------------

Depreciation and amortization expenses increased by approximately $1,000, or 1.4%, to approximately $90,000 for the quarter ended September 30, 2001 from approximately $89,000 for the quarter ended September 30, 2000. For the six months ended September 30, 2001, depreciation and amortization expense increased by approximately $4,000, or 1.9%, to approximately $188,000 compared to depreciation and amortization expense of $184,000 for the six months ended September 30, 2000. The slight increase to depreciation and amortization expense for the three months and six months ended September 30, 2001 can be attributed to computer equipment acquisitions in the first and second quarter of fiscal 2002.

Adjustment of estimate for legal settlement
-------------------------------------------

In the second quarter of fiscal 2002, the Company recognized income of $345,000 on a reversal of a legal assessment estimate, which was originally booked in the forth quarter of the fiscal year ended March 31, 2001.
In September 2001, the Company and the EPA entered into a Consent
Agreement and Final Order ("CAFO"). The settlement agreement requires the Company to pay a civil penalty of $100,000 plus interest, a reduction from the original $445,000 fine. For the purpose of this CAFO, the Company admits to the jurisdictional allegations set forth, and neither admits nor denies the alleged violations. On September
28, 2001, the CAFO was approved and ordered by the regional judicial officer.

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

Other income and expenses
-------------------------

Other expenses decreased by approximately $43,000, or 84.4%, to approximately $8,000 for the quarter ended September 30, 2001 from approximately $50,000 for the quarter ended September 30, 2000. For the six months ended September 30, 2001, other expenses decreased by approximately $95,000, or 74.6%, to approximately $32,000 compared to other expenses of $127,000 for the six months ended September 30, 2000. The decrease in other expense for the three months and six months ended September 30, 2001 can be attributed to a reduction in interest expense relating to the mortgage payoff of the Company's principal executive offices and to an increase in interest income relating to the Company's overnight sweep bank account.

Provision for income taxes
--------------------------

The Company had incurred significant net losses since its inception in 1996. These losses have resulted in net operating loss carryforwards and deferred tax assets, which have been used by the Company to offset tax liabilities, which may have been incurred in prior periods. The Company recorded a valuation allowance against the deferred income tax assets, since future utilization of these assets is subject to the Company's ability to generate taxable income. There was no income tax accrual for the three and six months ended September 30, 2001 and 2000 due to the utilization of prior net operating losses to offset taxable income for the period.

Liquidity and Capital Resources

The Company's working capital deficiency at September 30, 2001 was $965,000, as compared to $2,473,000 at March 31, 2001, an increase of approximately $1,508,000 from the deficiency at March 31, 2001. The increase in working capital was primarily attributable to a $1,433,000 increase in inventory. Net cash used in operating activities increased to $537,000 for the quarter ended September 30, 2001 as compared to net cash provided by operating activities of $421,000 for the quarter ended September 30, 2000. Net cash provided by investing activities increased to $1,892,000 for the quarter ended September 30, 2001 as compared to $251,000 for the quarter ended September 30, 2000, primarily as a result of the proceeds received from the sale of the corporate office building and land in the first quarter of 2002. Net cash used in financing activities for the quarter ended September 30, 2001 was $1,647,000 compared to $761,000 for the quarter ended September 30, 2000. This increase relates directly to the satisfaction of the mortgage on the corporate office building.

Since inception, the Company has primarily funded its growth through the private placement of securities. In April 1998, the Company raised an additional $888,000 of net proceeds from the private placement of 250,000 shares of Convertible Preferred Stock. In February 1999, the Company raised approximately $819,000 of net proceeds from the sale of 330,333 shares of common stock. In November 2000 the Company raised $2,000,000 from the private placement of 10,000,000 shares of equity securities. The Company has financed certain equipment acquisitions with capital leases, and as of September 30, 2001, the Company had outstanding lease commitments of $167,000.

As of September 30, 2001, the Company had a $150,000 line of credit from SouthTrust Bank. The line is secured by substantially all of our assets, and interest is at the bank's base lending rate plus 1%, which equaled 7.5% at September 30, 2001. As of September 30, 2001, the Company had $141,000 outstanding under the line of credit. On February 24, 2000, the Company agreed to maintain $300,000 with SouthTrust Bank, as additional collateral on the mortgage, in exchange for waivers and amendments to two financial covenants. The requirement to maintain the funds expired on December 24, 2000. On December 17, 2000, the Company received a six-month credit line extension, effective through June 17, 2001. This extension limited
the credit line to $150,000.    On August 17, 2001, the Company
received a six-month renewal from the line of credit with SouthTrust Bank, effective through February 17, 2002. The renewal allows the Company to extend negotiations with SouthTrust Bank for the possible increase to the line of credit. No assurances can be made, however, the Company reasonably believes an agreement will be reached with SouthTrust Bank to increase the line of credit terms satisfactorily.

Presently, the Company has approximately $125,000 planned for capital expenditure commitments during the third and forth quarter of fiscal 2002. Other than working capital and credit line, the Company presently has no other alternative source of working capital. For the six months ended September 30, 2001, the Company has incurred operating losses and cash flow deficiencies. This discussion has been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an operating loss of approximately $697,000 for the six months ended September 30, 2001 and negative cash flow from operations of approximately $537,000. However, the Company had net income of $393,378 and incurred a net loss $298,602 for the three months ended September 30, 2001and 2000, respectively. Additionally, the Company has committed certain amounts specifically designated towards advertising to stimulate sales. The Company may seek to raise additional capital through the sale of equity securities. No assurances can be given that the Company will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to the Company. Further, there can be no assurances that even if such additional capital is obtained that the Company will achieve profitability or positive cash flow.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities and Use of Proceeds.

          None.

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

          None

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8-K.

(a)       The following exhibits are filed as part of this report.

10.1 Release and Separation Agreement with John Vermaaten (filed herewith to Exhibit 10.1 of the Registrant's Report on Form 10-Q for the quarter ended September 30, 2001, Commission File No. 000-28827).

(b)       Reports on Form 8-K during the fiscal quarter ended
          September 30, 2001

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PETMED EXPRESS, INC.
                                       (The "Registrant")

Date: November 14, 2001                By:____/s/  Menderes Akdag_____
                                          Menderes Akdag

                                          Chief Executive Officer
                                          (principal executive officer)

                                       By:___/s/  Bruce S. Rosenbloom__
                                          Bruce S. Rosenbloom

                                          Chief Financial Officer
                                          (principal financial and
                                          accounting officer)

______________________________________________________________________
______________________________________________________________________





                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549


                         _______________________


                           PETMED EXPRESS, INC.

                         _______________________



                       FORM 10-QSB QUARTERLY REPORT


                          FOR THE QUARTER ENDED:

                            SEPTEMBER 30, 2001


                         ______________________

                                EXHIBITS
                         ______________________





______________________________________________________________________
______________________________________________________________________

                            EXHIBIT INDEX
                            -------------

Exhibit                                Number of Pages        Incorporated By
Number   Description                 in Original Document +       Reference


10.1     Release and Separation
         Agreement with John Vermaaten        4                       **


**	Filed herewith