Form 10QSB
period 2001-12-31
PETMED EXPRESS INC
filed 2002-02-12
CIK 1040130

SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549
                           ____________________

                               Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from _______ to ______

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

                      [X]                 [ ]
                      Yes                 No

              16,360,010 Common Shares, without par value
         ----------------------------------------------------
         (number of common shares outstanding as of the close of business on January 31, 2002)

Transitional Small Business Disclosure Form (check one):  Yes [ ] No [X]

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                   PETMED EXPRESS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET
                               (UNAUDITED)

                                                           December 31,
                                                               2001
                                                           ------------
                              ASSETS
                              ------

Current assets:
   Cash and cash equivalents                               $    435,649
   Accounts receivable, less allowance for
      doubtful accounts of $8,291                               148,859
   Inventories                                                1,823,436
   Prepaid expenses and other current assets                     89,887
                                                           ------------
          Total current assets                                2,497,831

   Property and equipment, net                                1,056,943

   Other assets, net                                             90,571
                                                           ------------
Total assets                                               $  3,645,345
                                                           ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

Current liabilities:
   Accounts payable and accrued expenses                   $  2,946,114
   Line of credit                                               141,214
   Current portion of capital lease obligations                 123,210
   Deferred membership fee revenue                               21,478
                                                           ------------
Total current liabilities                                     3,232,016
                                                           ============

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000
     shares authorized; 2,500 convertible shares
     issued and outstanding with a liquidation
     preference of $4 per share                                   8,898
   Common stock, $.001 par value, 40,000,000
     shares authorized; 16,360,010 shares issued
     and outstanding                                             16,360
   Additional paid-in capital                                 6,528,885
   Accumulated deficit                                       (6,140,814)
                                                           ------------
          Total stockholders' equity                            413,329
                                                           ------------
Total liabilities and stockholders' equity                 $  3,645,345
                                                           ============

 See accompanying notes to condensed consolidated financial statements

                    PETMED EXPRESS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                      Three Months Ended                 Nine Months Ended
                                          December 31,                     December 31,
                                     2001             2000             2001            2000
                                 ------------     ------------     ------------    ------------

Sales                            $  8,248,901     $  1,795,439     $ 21,375,376    $  7,099,490
Cost of sales                       4,666,066        1,078,420       12,798,334       4,465,656
                                 ------------     ------------     ------------    ------------
Gross profit                        3,582,835          717,019        8,577,042       2,633,834
                                 ------------     ------------     ------------    ------------

Operating expenses:
  General and administrative        1,589,912          747,835        4,240,019       3,140,535
  Advertising                       1,549,154          203,141        4,334,617         751,661
  Severance charges                      -                -             195,000            -
  Depreciation and amortization        75,336           92,607          263,492         277,251
                                 ------------     ------------     ------------    ------------
Total operating expenses            3,214,402        1,043,583        9,033,128       4,169,447
                                 ------------     ------------     ------------    ------------

Income (loss) from operations         368,433         (326,564)        (456,086)     (1,535,613)
                                 ------------     ------------     ------------    ------------

Other income (expense):
  Adjustment of estimate for
    legal settlement                     -                -             345,000            -
  Gain (loss) on disposal of
    land and building                     109             -            (185,265)           -
  Interest expense                     (4,333)         (53,923)         (45,378)       (205,118)
  Interest income                       2,734           14,024           15,183          37,868
  Other, net                          (13,595)           2,261          (17,412)          2,115
                                 ------------     ------------     ------------    ------------
Total other income (expense)          (15,085)         (37,638)         112,128        (165,135)
                                 ------------     ------------     ------------    ------------

Net income (loss)                $    353,348     $   (364,202)    $   (343,958)   $ (1,700,748)
                                 ============     ============     ============    ============

Basic and diluted income (loss)
per common share:                $       0.02     $      (0.03)    $      (0.02)   $      (0.20)
                                 ============     ============     ============    ============

Weighted average number of
common shares outstanding:
  Basic                            16,360,010       13,051,676       16,360,010       8,605,544
                                 ============     ============     ============    ============
  Diluted                          18,263,436       13,051,676       16,360,010       8,605,544
                                 ============     ============     ============    ============



See accompanying notes to condensed consolidated financial statements

                  PETMED EXPRESS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                              Nine Months Ended
                                                          December 31,      December 31,
                                                             2001               2000
                                                          ------------      ------------
Cash flows from operating activities:
  Net loss                                                $   (343,958)     $ (1,700,748)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
      Depreciation and amortization                            260,159           268,814
      Amortization of intangibles                                3,333             8,436
      Amortization of deferred membership fee revenue         (118,570)         (331,300)
      Loss on disposal of land and building                    185,265              -
      Bad debt expense                                           7,181            17,609
      (Increase) decrease in operating assets
      and liabilities:
         Accounts receivable                                     6,428           104,981
         Inventory                                          (1,192,042)        1,268,325
         Prepaid expenses and other current assets             (67,773)          317,155
         Other assets                                          (43,125)             -
         Accounts payable and accrued expenses               1,293,948          (299,097)
         Deferred membership fee revenue                          -              265,733
                                                          ------------      ------------
Net cash used in operating activities                           (9,154)          (80,092)
                                                          ------------      ------------
Cash flows from investing activities:
  Net proceeds from the sale of property                     2,016,921              -
  Purchases of property and equipment                         (289,985)          (81,844)
  Certificate of deposit                                          -              300,000
                                                          ------------      ------------
Net cash provided by investing activities                    1,726,936           218,156
                                                          ------------      ------------

Cash flows from financing activities:
  Payments on capital lease obligations                       (123,999)         (127,652)
  Payments on mortgage payable                              (1,566,833)          (53,260)
  Borrowings (payments) under line of credit
    agreement                                                    -              (634,986)
  Net proceeds from sale of common stock                         -               957,910
                                                          ------------      ------------
Net cash (used in) provided by financing activities         (1,690,832)          142,012
                                                          ------------      ------------

Net increase in cash and cash equivalents                       26,950           280,076

Cash and cash equivalents, at beginning of period              408,699           311,846
                                                          ------------      ------------
Cash and cash equivalents, at end of period               $    435,649      $    591,922
                                                          ============      ============

Supplemental disclosure of cash flow information:

  Cash paid for interest                                  $     25,803       $   183,513
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

Basis of Presentation and Consolidation
---------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company, after elimination of intercompany accounts and transactions, at December 31, 2001, and the statements of operations for the three and nine months ended December 31, 2001 and cash flows for the nine months ended December 31, 2001. The results of operations for the three and nine months ended December 31, 2001, are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2002. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2001.

Certain amounts in the financial statements for the third quarter of 2001 have been reclassified to conform to the third quarter of 2002 presentation. The condensed consolidated financial statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

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

Earnings (Loss) Per Share
-------------------------

In accordance with the requirements of SFAS No. 128, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effects of stock options (as calculated utilizing the treasury stock method) and the equivalent common shares of outstanding convertible preferred stock. Options and warrants were not included in the calculation of diluted loss per share for the nine months ended December 31, 2001 and 2000 and for the three months ended December 31, 2000, because their effect would have been antidilutive.

Note 2:  Going Concern and Management's Plans
         ------------------------------------

GOING CONCERN - The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the Company's condensed consolidated financial statements, the Company has a working capital deficiency of $734,185 at December 31, 2001, and has incurred a net loss of $343,958 and $1,700,748 for the nine months ended December 31, 2001 and 2000, respectively. Although, the Company had incurred a net loss of $364,202 for the three months ended December 31, 2000, the Company had net income of $353,348 and $393,378 for the three months ended December 31, 2001 and September 30, 2001, respectively.

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

MANAGEMENT PLANS - The Company has committed certain amounts specifically designated towards advertising to stimulate sales. Additionally, the Company may seek to raise additional capital through the sale of equity securities. No assurances can be given that the Company will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to the Company. Further, there can be no assurances that even if such additional capital is obtained that the Company will sustain profitability or positive cash flow.

Note 3: Severance Charges
        -----------------

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

On October 31, 2001, the Company entered into a Release and Termination agreement with its former CFO. The former CFO's termination date was effective as of May 31, 2001. The agreement entitles the former CFO to receive an amount of $120,000. The former CFO had a right to exercise any stock options granted to him by the Company (the "vested options"), for a period of 30 days from the termination date. Additionally, the former CFO agreed to provide consulting services to the Company on financial matters until March 31, 2002, for which he will be separately compensated.

On June 13, 2001, the Company entered into a Release and Termination agreement with its former Chief Operating Officer ("COO"). The former COO's termination date was effective as of May 18, 2001. The agreement entitles the former COO to receive an amount of $75,000.
The former COO had a right to exercise any stock options granted to him by the Company (the "vested options"), for a period of 30 days from the termination date. Additionally, the former COO agreed to provide consulting services to the Company on regulatory and legal matters until December 31, 2001, for which he was separately compensated.

Note 4:  Adjustment of Estimate for Legal Settlement
         -------------------------------------------

In the second quarter of fiscal 2002, the Company recognized income of $345,000 on a reversal of a legal assessment estimate, which was originally booked in the fourth quarter of the fiscal year ended March 31, 2001. In September 2001, the Company and the EPA entered into a Consent Agreement and Final Order ("CAFO"). The settlement agreement requires the Company to pay a civil penalty of $100,000 plus interest, requiring a payment of $56,000 due on September 30, 2002 and $53,000 due on September 30, 2003, a reduction from the previously assessed fine of $445,000. For the purpose of this CAFO, the Company admits to the jurisdictional allegations set forth, and neither admits nor denies the alleged violations. On September 28, 2001, the CAFO was approved and ordered by the regional judicial officer.

Note 5:  Commitments and Contingencies
         -----------------------------

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

In February 2000, the United States Environmental Protection Agency ("EPA") issued a Stop Sale, Use or Removal Order to the Company regarding the alleged distribution or sale of misbranded Advantage products in violation of the Federal Insecticide, Fungicide, and Rodenticide Act ("FIRA"), as amended. The order provides that the company shall not distribute, sell, use or remove the products listed in the order, which are allegedly misbranded. The order further provides that the Company shall not commence any sale or distribution of those products without the prior written approval from the EPA.
The Stop Sale, Use or Removal Order does not assert any claim for monetary damages; rather, it is in the nature of a cease and desist order. The Company denies any alleged violations. On February 16, 2000, the Company submitted a written response to the order. The EPA assessed a fine in the amount of $445,000. In the fourth quarter of fiscal 2001, the Company accrued $445,000 of legal settlement expense.

In September 2001, the Company and the EPA entered into a Consent Agreement and Final Order ("CAFO"). The settlement agreement requires the Company to pay a civil penalty of $100,000 plus interest, requiring a payment of $56,000 due on September 30, 2002 and $53,000 due on September 30, 2003, a reduction from the previously assessed fine of $445,000. For the purpose of this CAFO, the Company admits to the jurisdictional allegations set forth, and neither admits nor denies the alleged violations. On September 28, 2001, the CAFO was approved and ordered by the regional judicial officer.

By letter dated May 15, 2000, the Attorney General of Missouri transmitted a proposed complaint against the Company and advised that the Missouri Board of Pharmacy had received information, which it believed shows cause to discipline the Company's license as a pharmacy in the state of Missouri. The complaint alleges that the Company violated Missouri regulations 4 CSR 270-4.031 and 4 CSR 220-2.025 and federal statutes and regulations 21 U.S.C. ss. 352(f), 21 C.F.R. ss.
201.5 and 21 C.F.R. ss. 201.105. The complaint alleged that each alleged violation provided cause to discipline the Company's license pursuant to ss, 338.055.2(5), (6), (13) and (15), R.S.Mo. (Supp.
1999). The Company contested the charges. The Board advised that it was interested in resolving this matter without the necessity of proceeding to a formal hearing before the Missouri Administrative Hearing Commission. On June 30, 2000, the Missouri Board of Pharmacy offered to settle the matter by placing the Company's pharmacy permit on probation for a period of five years, subject to certain terms and conditions. The Company made a counterproposal, which was rejected by the Missouri Board of Pharmacy. After extended negotiations, on March 19, 2001, a Joint Stipulation of Facts, Waiver of Hearings before the Administrative Hearing Commission and Missouri Board of Pharmacy, and Consent Order with Joint Proposed Findings of Fact and Conclusions of Law was filed with the Missouri Administrative Hearing Commission.

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

On October 5, 2001, the state of Missouri ordered a temporary restraining order prohibiting the Company from accepting and processing any prescription orders in the state of Missouri, with which the Company complied. On October 15, 2001, the Company agreed to the state of Missouri's request for a preliminary injunction requiring the following: the Company shall cease dispensing prescription medications to Missouri residents which have been prescribed without the establishment of a veterinarian-client-patient relationship; the Company shall notify Missouri consumers who order prescription medications that in the event their own veterinarian refuses to issue a prescription for that medication, that the option of having a alternative veterinarian issue a prescription is not available to them, and that the Company will be unable to provide the medication; and the Company shall, beginning on October 19, 2001, and continuing during the action, provide the state of Missouri, Attorney General with all pertinent information concerning the purchase by Missouri residents of prescription medications from the Company. As of the date of this filing, possible settlement discussions have continued. The Company has accrued $8,000, for possible fines relating to a settlement with the state of Missouri, in the quarter ended December 31, 2001

In August 2001 the Alabama State Board of Pharmacy filed a Statement of Charges and Notice of Hearing, and in or about October 2001 the Alabama State Board of Pharmacy made a Motion to Amend this Statement of Charges and Notice of Hearing. It is alleged that the Company violated previously imposed terms of probation by dispensing prescription veterinary medicine without a valid prescription. The allegations are based on complaints made by veterinarians concerning prescriptions verified through the Company's referral veterinarian program and dispensed by the Company. The Company contested the allegation that prescriptions obtained through this referral program are invalid, but has reached a resolution of the matters that is acceptable to all parties. The Company has ceased use of this referral program in the state of Alabama, and has entered into a Consent Order with the state board. By its terms, the Company's permit was placed on probation for five (5) years with the following relevant terms: the Company shall permanently terminate the referral (alternate) veterinarian program in Alabama; the Company shall pay an administrative fine of $8,000, which was accrued for in the quarter ended December 31, 2001; and the Company shall comply with previously imposed terms of probation which includes continuing education and reporting requirements.

A Complaint for Violations of the Lanham Act, Trademark Dilution, Copyright Infringement, and related State law Claims was filed by 1-800 Contacts, Inc. ("Contacts") against PetMed Express, Inc. ("PetMed") in the United States District Court in the Central District of Utah, on December 19, 2001. Among Contacts' requests to the court was a request for the issuance of temporary, preliminary and permanent injunctive relief enjoining PetMed's use of its logo 1-888-PetMeds and other advertising, including, but not limited to, its television commercial and website. On January 31, 2002, PetMed submitted a Memorandum in Opposition to Contacts' Motion for Temporary Restraining Order and Preliminary Injunctive Relief, which disputes every one of Contacts claims as unfounded. On February 5, 2002, the parties stipulated to the entry of an injunction as to PetMed's first allegedly infringing advertisement, which has not aired since December 2001, and PetMed's prior website, which was updated in December 2001. The United States District Court of Utah denied Contacts' motion for a preliminary injunction with respect to any remaining issues, regarding PetMed's current advertising, pending expedited discovery and further briefings. The court will hold a hearing on Contacts' motion for preliminary injunction and any additional motions for summary judgment on May 9, 2002. The Company has contested all allegations and intends to vigorously defend against any possible adverse outcome. At this juncture, the Company cannot accurately predict the likelihood of an adverse outcome or provide an estimate of the amount or range of potential loss, if any.

Routine Proceedings
-------------------

The Company is a party to routine litigation incidental to its business. The Company's management does not believe that the resolution of any or all of such routine litigation is likely to have a material adverse effect on the Company's financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
           -----------------------------------------------------------

Overview
--------

PetMed Express was incorporated in the state of Florida in January 1996. From inception until approximately August 1996, the Company's operations consisted mostly of start-up activities that included the development of a business plan and the initial activities involved in obtaining the necessary licenses and permits to dispense prescription medications. The Company began selling pet medications and products in September 1996, and in the fall of 1997 the Company issued its first catalog. This catalog displayed approximately 1,200 items, including prescription and non-prescription pet medications, pet health and nutritional supplements and pet accessories. The Company has recently focused its product line to approximately 600 of the most popular items for dogs and cats. The Company also markets products on its web site. Since October 1997, the Company has advertised its products on national cable television channels and through the direct mailing of catalogs.

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

Results of Operations
---------------------

The following table sets forth, as a percentage of sales, certain items appearing in the Company's condensed consolidated statements of operations.

                                        Three Months Ended                Nine Months Ended
                                    December 31    December 31        December 31     December 31
                                       2001            2000              2001            2000
                                    -----------    -----------        -----------     -----------

Net sales                                 100.0 %        100.0 %            100.0 %         100.0 %
Cost of sales                              56.5           60.0               59.9            62.9
                                    -----------    -----------        -----------     -----------
Gross profit                               43.5           40.0               40.1            37.1
                                    -----------    -----------        -----------     -----------

Operating expenses:
  General and administrative               19.3           41.7               19.8            44.2
  Advertising                              18.8           11.3               20.3            10.6
  Severance charges                          -              -                 0.9              -
  Depreciation and amortization             0.9            5.2                1.2             3.9
                                    -----------    -----------        -----------     -----------
Total operating expenses                   39.0           58.2               42.2            58.7
                                    -----------    -----------        -----------     -----------

Income (loss) from operations               4.5          (18.2)              (2.1)          (21.6)
                                    -----------    -----------        -----------     -----------

Other income (expense):
  Adjustment of estimate for
    legal settlement                         -              -                 1.6              -
  Loss on disposal of land and
    building                                 -              -                (0.9)             -
  Interest expense                         (0.1)          (3.0)              (0.2)           (2.9)
  Interest income                            -             0.8                 -              0.5
  Other, net                               (0.1)           0.1                 -               -
                                    -----------    -----------        -----------     -----------
Total other income (expense)               (0.2)          (2.1)               0.5            (2.4)
                                    -----------    -----------        -----------     -----------
Net income (loss)                           4.3          (20.3)              (1.6)          (24.0)
                                    ===========    ===========        ===========     ===========


Three Months Ended December 31, 2001 Compared With Three Months Ended December 31, 2000, and Nine Months Ended December 31, 2001 Compared With Nine Months Ended December 31, 2000
---------------------------------------------------------------------

Sales
-----

Sales for the third quarter of fiscal 2002 increased by approximately $6,454,000, or 359.5%, to approximately $8,249,000 for the quarter ended December 31, 2001, from approximately $1,795,000 for the quarter ended December 31, 2000. For the nine months ended December 31, 2001, sales increased by approximately $14,276,000, or 201.1%, to approximately $21,375,000 compared to sales of $7,099,000 for the nine months ended December 31, 2000. The increase in sales for the three months and nine months ended December 31, 2001 is primarily due to the positive effects of increased advertising. The Company has committed certain amounts specifically designated towards television advertising to stimulate sales and create brand awareness. Historically, sales have a tendency to decline in the third and fourth fiscal quarters due to the seasonality of certain pet medications. The Company cannot accurately predict future sales, however, based on current circumstances the Company does not expect a decline in fourth quarter sales of fiscal 2002.

Cost of sales
-------------

Cost of sales for the third quarter of fiscal 2002 increased by approximately $3,588,000, or 332.7%, to approximately $4,666,000 for the quarter ended December 31, 2001, from approximately $1,078,000 for the quarter ended December 31, 2000. For the nine months ended December 31, 2001, cost of sales increased by approximately $8,333,000, or 186.6%, to approximately $12,798,000 compared to cost of sales of $4,465,000 for the nine months ended December 31, 2000. The increase to cost of sales for the three months and nine months ended December 31, 2001 is directly related to the increase to retail sales. However, as a percent of sales, the cost of sales was 56.5% in the third quarter of fiscal 2002, as compared to 60.0 % in the third quarter of fiscal 2001. This percentage reduction can be attributed to the Company's continued efforts to purchase medications in larger quantities, by bulk, to take advantage of any and all purchasing discounts available.

Gross profit
------------

Gross profit increased by approximately $2,866,000, or 399.7%, to approximately $3,583,000 for the quarter ended December 31, 2001 from approximately $717,000 for the quarter ended December 31, 2000. For the nine months ended December 31, 2001, gross profit increased by approximately $5,943,000, or 225.7%, to approximately $8,577,000 compared to gross profit of $2,634,000 for the nine months ended December 31, 2000. Gross profit as a percentage of sales for the quarter ended December 31, 2001 and 2000 was 43.5% and 40.0%, respectively.

General and administrative expenses
-----------------------------------

General and administrative expense increased by approximately $842,000, or 112.6%, to approximately $1,590,000 for the quarter ended December 31, 2001 from approximately $748,000 for the quarter ended December 31, 2000. The increase in general and administrative expense in the third quarter of fiscal 2002 is primarily attributable to a $501,000 increase to payroll expenses, $170,000 increase to bank service and credit card fees, $61,000 increase in telephone expenses, and a $37,000 increase in insurance and office expenses, which includes utilities and rental expenses. For the nine months ended December 31, 2001, general and administrative expense increased by approximately $1,099,000, or 35.0 %, to approximately $4,240,000 compared to general and administrative expense of $3,141,000 for the nine months ended December 31, 2000. The increase in general and administrative expense for the nine months ended December 31, 2001 is primarily attributable to a $677,000 increase to payroll expenses, $383,000 increase to bank service and credit card fees, $162,000 increase in property and office expenses, which includes utilities and rental expenses, and a $120,000 increase in telephone expenses, offset with a $363,000 decrease to professional fees. The increase to payroll expenses can be attributed to the addition of new employees in the sales, customer and pharmacy departments, which enabled the company to sustain its continued growth.

Advertising expenses
--------------------

Advertising expenses increased by approximately $1,346,000, or approximately 662.6%, to approximately $1,549,000 for the quarter ended December 31, 2001 from approximately $203,000 for the quarter ended December 31, 2000. For the nine months ended December 31, 2001, advertising expense increased by approximately $3,583,000, or 476.7%, to approximately $4,335,000 compared to advertising expense of $752,000 for the nine months ended December 31, 2000. The significant increase in advertising expense for the three months and nine months ended December 31, 2001 was due to the Company's plan to commit certain amounts specifically designated towards television advertising to stimulate sales and create brand awareness. The Company expects this trend in advertising to continue into the fourth quarter of 2002.

Severance charges
-----------------

Severance charges for the nine months ended December 31, 2001 of $195,000 relate to severance due to two former executive officers, the CFO and COO, of the Company. On June 13, 2001, the Company entered into a Release and Termination agreement with its former COO. The former COO's termination date was effective as of May 18, 2001. The agreement entitles the former COO to receive an amount equal to one year's base salary, in the amount of $75,000. On May 1, 2001, the former CFO of the Company, provided notice of termination of his Executive Employment Agreement with the Company dated March 7, 2000, as amended. In the notice, the former CFO also demanded payment of certain benefits allegedly due under the Executive Employment Agreement. The Company continued discussions in an effort to resolve this matter, and in accordance with the CFO's Executive Employment Agreement, the Company accrued a severance charge in the first quarter of fiscal 2002, for the amount of $120,000.

On October 31, 2001, the Company entered into a Release and Termination agreement with its former CFO. The former CFO's termination date was effective as of May 31, 2001. The agreement entitles the former CFO to receive an amount equal to one year's base salary, in the amount of $120,000. Additionally, the former CFO agreed to provide consulting services to the Company on financial matters until March 31, 2002, for which he will be separately compensated.

Depreciation and amortization expenses
--------------------------------------

Depreciation and amortization expenses decreased by approximately $17,000, or 18.7%, to approximately $75,000 for the quarter ended December 31, 2001 from approximately $92,000 for the quarter ended December 31, 2000. For the nine months ended December 31, 2001, depreciation and amortization expense decreased by approximately $14,000, or 5.0%, to approximately $263,000 compared to depreciation and amortization expense of $277,000 for the nine months ended December 31, 2000. The slight decrease to depreciation and amortization expense for the three months and nine months ended December 31, 2001 can be attributed to the sale of the corporate office building in the first quarter of fiscal 2002.

Adjustment of estimate for legal settlement
-------------------------------------------

In the second quarter of fiscal 2002, the Company recognized income of $345,000 on a reversal of a legal assessment estimate, which was originally booked in the fourth quarter of the fiscal year ended March 31, 2001. In September 2001, the Company and the EPA entered into a Consent Agreement and Final Order ("CAFO"). The settlement agreement requires the Company to pay a civil penalty of $100,000 plus interest, a reduction from the original $445,000 fine. For the purpose of this CAFO, the Company admits to the jurisdictional allegations set forth, and neither admits nor denies the alleged violations. On September 28, 2001, the CAFO was approved and ordered by the regional judicial officer.

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

Other income and expenses
-------------------------

Other expenses decreased by approximately $22,000, or 59.7%, to approximately $15,000 for the quarter ended December 31, 2001 from approximately $37,000 for the quarter ended December 31, 2000. For the nine months ended December 31, 2001, other expenses decreased by approximately $118,000, or 71.2%, to approximately $47,000 compared to other expenses of $165,000 for the nine months ended December 31, 2000. The decrease in other expense for the three months and nine months ended December 31, 2001 can be attributed to a reduction in interest expense relating to the mortgage payoff of the Company's principal executive offices and to an increase in interest income relating to the Company's overnight sweep bank account.

Provision for income taxes
--------------------------

The Company had incurred significant net losses since its inception in 1996. These losses have resulted in net operating loss carryforwards and deferred tax assets, which have been used by the Company to offset tax liabilities, which may have been incurred in prior periods. The Company recorded a valuation allowance against the deferred income tax assets, since future utilization of these assets is subject to the Company's ability to generate taxable income. There was no income tax accrual for the three and nine months ended December 31, 2001 and 2000 due to the utilization of prior net operating losses to offset taxable income for the period.

Liquidity and Capital Resources
-------------------------------

The Company's working capital deficiency at December 31, 2001 was $734,000, as compared to $2,473,000 at March 31, 2001, an increase of approximately $1,739,000 from the deficiency at March 31, 2001. The increase in working capital was primarily attributable to a $1,192,000 increase in inventory. Net cash used in operating activities decreased to $9,000 for the nine months ended December 31, 2001 as compared to net cash used in operating activities of $80,000 for the nine months ended December 31, 2000. Net cash provided by investing activities increased to $1,727,000 for the nine months ended December 31, 2001 as compared to $218,000 for the nine months ended December 31, 2000, primarily as a result of the proceeds received from the sale of the corporate office building and land in the first quarter of 2002. Net cash used in financing activities increased to $1,690,000 for the nine months ended December 31, 2001 as compared to net cash provided by financing activities of $142,000 for the nine months ended
December 31, 2000.   This increase relates directly to the
satisfaction of the mortgage on the corporate office building.

Since inception, the Company has primarily funded its growth through the private placement of securities. In April 1998, the Company raised an additional $888,000 of net proceeds from the private placement of 250,000 shares of Convertible Preferred Stock. In February 1999, the Company raised approximately $819,000 of net proceeds from the sale of 330,333 shares of common stock. In November 2000 the Company raised $2,000,000 from the private placement of 10,000,000 shares of equity securities. The Company has financed certain equipment acquisitions with capital leases, and as of December 31, 2001, the Company had outstanding lease commitments of $123,000.

As of December 31, 2001, the Company had a $150,000 line of credit from SouthTrust Bank. The line is secured by substantially all of our assets, and interest is at the bank's base lending rate plus 1%, which equaled 5.75% at December 31, 2001. As of December 31, 2001, the Company had approximately $141,000 outstanding under the line of credit. On February 24, 2000, the Company agreed to maintain $300,000 with SouthTrust Bank, as additional collateral on the mortgage, in exchange for waivers and amendments to two financial covenants. The requirement to maintain the funds expired on December 24, 2000. On December 17, 2000, the Company received a six-month credit line extension, effective through June 17, 2001. This extension limited
the credit line to $150,000.    On August 17, 2001, the Company
received a six-month renewal from the line of credit with SouthTrust Bank, effective through February 17, 2002. The renewal allows the Company to extend negotiations with SouthTrust Bank for the possible increase to the line of credit. No assurances can be made, however, the Company reasonably believes an agreement will be reached with SouthTrust Bank to increase the line of credit terms satisfactorily.

Presently, the Company has approximately $250,000 planned for capital expenditure commitments for computer equipment, during the fourth quarter of fiscal 2002. Other than working capital and credit line, the Company presently has no other alternative source of working capital. For the nine months ended December 31, 2001, the Company has incurred operating losses and cash flow deficiencies. This discussion has been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an operating loss of approximately $364,000 for the nine months December 31, 2001 and negative cash flow from operations of approximately $9,000. However, the Company had net income of $353,000 and $393,000 for the three months ended December 31, 2001 and September 30, 2001, respectively. Additionally, the Company has committed certain amounts specifically designated towards advertising to stimulate sales. The Company may seek to raise additional capital through the sale of equity securities. No assurances can be given that the Company will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to the Company. At this time, the Company has no commitments to obtain additional capital.
Further, there can be no assurances that even if such additional capital is obtained that the Company will sustain profitability or positive cash flow.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

A Complaint for Violations of the Lanham Act, Trademark Dilution, Copyright Infringement, and related State law Claims was filed by 1-800 Contacts, Inc. against PetMed Express, Inc. in the United States District Court in the Central District of Utah, on December 19, 2001. Among Contacts' requests to the court was a request for the issuance of temporary, preliminary and permanent injunctive relief enjoining PetMed's use of its logo 1-888-PetMeds and other advertising, including, but not limited to, its television commercial and website. On January 31, 2002, PetMed submitted a Memorandum in Opposition to Contacts' Motion for Temporary Restraining Order and Preliminary Injunctive Relief, which disputes every one of Contacts claims as unfounded. On February 5, 2002, the parties stipulated to the entry of an injunction as to PetMed's first allegedly infringing advertisement, which has not aired since December 2001, and PetMed's prior website, which was updated in December 2001. The United States District Court of Utah denied Contacts' motion for a preliminary injunction with respect to any remaining issues, regarding PetMed's current advertising, pending expedited discovery and further briefings. The court will hold a hearing on Contacts' motion for preliminary injunction and any additional motions for summary judgment on May 9, 2002. The Company has contested all allegations and intends to vigorously defend against any possible adverse outcome. At this juncture, the Company cannot accurately predict the likelihood of an adverse outcome or provide an estimate of the amount or range of potential loss, if any.

Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------
None.


Item 3.  Defaults Upon Senior Securities
         -------------------------------

None


Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

None


Item 5.  Other Information.
         -----------------

None


Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

(a)	The following exhibits are filed as part of this report.

None

(b)     Reports on Form 8-K during the fiscal quarter ended December
        31, 2001

None

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.
(The "Registrant")

Date: February 12, 2002

By:____/s/  Menderes Akdag__________
   Menderes Akdag

   Chief Executive Officer
   (principal executive officer)


By:____/s/  Bruce S. Rosenbloom_____
   Bruce S. Rosenbloom

   Chief Financial Officer
   (principal financial and accounting officer)