Form 10KSB
period 2002-03-31
PETMED EXPRESS INC
filed 2002-06-12
CIK 1040130

============================================================================

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                             __________________

                                 FORM 10-KSB
                                 (Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                   For the fiscal year ended March 31, 2002

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


Securities registered underSection 12(g) of the Exchange Act:

Common Stock, without par value
-------------------------------
      (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year, $32,026,000 for the 12 months ended March 31, 2002

The aggregate market value of Common Shares held by non-affiliates of the registrant, as of May 31, 2002, was $5,116,000.

The number of Common Shares outstanding on May 31, 2002, was 16,960,010.

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

Transitional Small Business Disclosure Form (check one):  Yes [ ]  No [X]

                           PETMED EXPRESS, INC.

                               FORM 10-KSB

                                  INDEX

PART I................................................................  3

  Item 1.  Business...................................................  3

  Item 2.  Properties.................................................  11

  Item 3.  Legal Proceedings..........................................  11

  Item 4.  Submission of Matters to a Vote of Security Holders........  12

PART II...............................................................  13

  Item 5.  Market for the Registrant's Common Stock and Related
           Stockholder Matters........................................  13

  Item 6.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................  14

  Item 7.  Financial Statements.......................................  17

  Item 8.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure........................  17

PART III..............................................................  18

  Item 9.  Directors and Executive Officers of the Registrant.........  18

  Item 10. Executive Compensation.....................................  20

  Item 11. Security Ownership of Certain Beneficial Owners and
           Management.................................................  22

  Item 12. Certain Relationships and Related Transactions.............  23

PART IV...............................................................  24

  Item 13. Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K................................................  24

SIGNATURES............................................................  25

               CAUTIONARY NOTE REGARDING FORWARD-LOOKING
                     STATEMENTS AND RISK FACTORS

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

    When used in this annual report on Form 10-KSB, "PetMed Express," "PetMed Express.com," "PetMed," "1-888-PetMeds," "the Company,"
"we," "our," and "us" refers to PetMed Express, Inc. and our subsidiaries.

                                PART I
Item 1.  Business.

General

    Petmed Express, Inc. and subsidiaries, d/b/a 1-888-PetMeds, is the leading nationwide pet pharmacy. We deliver prescription and non-prescription pet medications along with health and nutritional supplements at a savings direct to the consumer, through the PetMed Express catalog and postcards, customer service representatives and on the Internet through our web site at www.1888PetMeds.com. Our nationwide pet pharmacy provides an attractive alternative for obtaining pet medications in terms of convenience, costs savings, superior customer service, enhanced shopping flexibility, ease of ordering and reordering, and rapid home delivery. Our fiscal year end is March 31, and our executive offices are located at 1441 S.W. 29th Avenue, Pompano Beach, Florida 33069, telephone number is 954-979-5995. The information contained on the Company's web site is not part of our annual report.

    In May 2001, the Company started doing business under the name "1-888-PetMeds", and secured the telephone number 1-888-PetMeds and the web site www.1888PetMeds.com, formerly www.PetMedExpress.com. The Company markets its products through a national advertising campaign that aims to increase recognition of the "1-888-PetMeds" brand name, increase traffic on its website, add new customers, continue to build strong customer loyalty and maximize repeat purchases. The Company has featured the "1-888-PetMeds" brand name in all of its television, direct mail and Internet marketing.

Our Products

    We offer a broad selection of products for dogs and cats. These products include a majority of the well-known brands of medication, such as Frontline[R], Sentinel[R], Heartgard[R], Revolution[R], Interceptor[R] and Advantage[R]. Generally, our prices are discounted from the prices for medications charged by veterinarians.

   We research new products, and regularly select new products or the latest generation of existing products to become part of our product selection. In addition, we also refine our current products to respond to changing consumer-purchasing habits. Our web site is designed to give us the flexibility to change featured products or promotions. Our product line provides customers with a wide variety of selections across the most popular categories for dogs and cats. Our current products include:

    Prescription Medications: Heartworm tablets, antibiotics, anti-inflammatory medications and medications for chronic diseases, such as arthritis and thyroid conditions, as well as several generic substitutes;

    Non-Prescription Medications: A majority of the well-known flea and tick control products; and

    Health and Nutritional Supplements: Daily vitamins for nutritional balance.

Sales

    The following table provides a breakdown of the percentage of our total sales, by each category during the indicated periods:


                                            Fiscal Year
                                ---------------------------------
                                March 31, 2002     March 31, 2001
                                --------------     --------------
Prescription medications                34%              23%
Non-prescription medications            58%              56%
Accessories                              0%               3%
Shipping charges, memberships,
  and other                              8%              18%
                                     --------        ---------
Total                                  100%             100%
                                     ========        =========

    During March 2001, the Company discontinued the sales of all accessories. Additionally, the Company discontinued the PetMed
Express, Inc. membership plan. It was determined by management to concentrate sales efforts on the prescription and non-prescription pet medications and the health and nutritional pet supplements.

    We offer our products through three main sales channels, including the PetMed Express catalog and postcards, customer service representatives and the Internet, through our web site. We have designed both our catalog and web site to provide a convenient, cost-effective and informative shopping experience that encourages consumers to purchase products important for a pet's health and quality of life. We believe that these multiple channels allow us to increase the visibility of our brand name and provide customers with increased shopping flexibility and service.

The PetMed Express Catalog

    The PetMed Express catalog is a full-color catalog that features approximately 300 products. The catalog is produced by a combination of in-house writers, production artists and independent contractors. We mail catalogs and postcards in response to requests generated from our advertising and direct mail campaigns.

Call Center

    We currently employ 63 customer service representatives in our call center. Our customer service representatives receive and process inbound customer orders, and facilitate our outbound campaigns around maximizing customers' reorders on a consistent basis. Our telephone system is equipped with certain features including pop-up screens and call blending capabilities that gives us the ability to efficiently utilize our customer service representatives' time, providing quality customer service and support. Our customer service representatives receive a base salary and are rewarded with commissions for achieving targeted sales.

Our Web Site

    We seek to combine our product selection and pet health information with the shopping ease of the Internet to deliver a convenient and personalized shopping experience. We believe that our web site offers health and nutritional product selections for dogs and cats, supported by relevant editorial and easily obtainable or retrievable resource information. From our home page, customers can search our web site for products and access resources on a variety of information on cats and dogs. Customers can shop at our web site by category, product line or individual product.

Our Customers

    Approximately 327,000 active customers have purchased from us within the last year. During fiscal 2002, we attracted approximately 275,000 new customers, while currently growing at a rate of approximately
40,000 new customers per month. Our customers are located throughout the United States, with the largest concentration of customers residing in Florida, California, Texas, New York, North Carolina and Georgia. The current average retail purchase is approximately $74.

    While our primary focus has been on retail customers, we have also sold various non-prescription medications wholesale to a variety of businesses, including pet stores, groomers and traditional brick and mortar stores in the United States. For the fiscal year ended March 31, 2002, approximately 91% of our sales were made to retail customers and approximately 9% of our sales were made to wholesale customers. Our focus remains on the retail customers, and we anticipate that the percentage of our total sales attributable to wholesale sales will continue to decrease in the future.

Marketing

    The goal of our marketing strategy is to build brand recognition, increase customer traffic, add new customers, build strong customer loyalty, maximize reorders and develop incremental revenue opportunities. We have an integrated marketing campaign that includes television advertising, direct mailing and e-mailing and online marketing.

Television Advertising

    Our television advertising is designed to build brand equity, create awareness, and generate initial purchases of products via phone, mail, fax and the Internet. We have used 30 second television commercials to attract new customer orders, with this tagline "your pets same exact medications delivered to your home, saving you time and money". Our television commercials typically focus on our ability to rapidly deliver to customers the same medications offered by veterinarians, but at reduced prices. We generally purchase advertising on national cable channels to target our key demographic groups. We believe that television advertising is particularly effective and instrumental to building brand awareness.

Direct Mailing and E-mailing

    We use direct mailing and e-mailing, for our customers with e-mail accounts, to advertise our products to selected groups of customers. We utilize potential customers from the responses to our television advertising and our customer database to encourage and remind our customers to reorder.

Online Marketing

    We supplement our traditional advertising with online advertising and marketing efforts. We are also members of the LinkShare and Overture Networks, affiliate programs with merchant clients and affiliate web sites. These networks are designed to develop and build a long-term, branded affiliate program in order to increase online sales and establish an Internet presence. The LinkShare and Overture Networks enable us to establish link arrangements with other web sites, as well as portals and search engines.

Operations

Purchasing

    We purchase our products from a variety of sources, including certain manufacturers, domestic distributors, and wholesalers. We have multiple suppliers for each of our products. We source prescription and non-prescription medications from a variety of national distributors in order to obtain the lowest cost. We purchase the majority of our health and nutritional supplements directly from manufacturers. See Risk Factors. Having strong relationships with product manufacturers will ensure the availability of adequate volume of products ordered by our customers, and enable us to provide more and better product information. Historically, substantially all the major manufacturers of prescription and non-prescription medications have declined to sell these products to direct marketing companies, including us. As part of our growth strategy, we will seek to develop direct relationships with leading pharmaceutical manufacturers of the more popular prescription and non-prescription medications.

Order Processing

    The Company provides its customers with toll-free telephone access to its customer service representatives. Our call center generally operates from 8:00 AM to 11:00 PM Monday through Thursday, 8:00 AM to 9:00 PM on Friday, 9:00 AM to 6:00 PM on Saturday, and 10:00 AM to 5:00 PM on Sunday, Eastern Standard Time. The Process of customers purchasing products through PetMed Express consists of a few simple steps. A customer first places a call to the PetMed Express toll free phone number or visits our web site. The following information is needed to process prescription orders: general pet information, prescription, and the veterinarian's name and phone number. This information is entered into our computer system. Then our pharmacists and pharmacy technicians verify all prescriptions. The order process system checks for prescription verification for medication orders and a valid payment method for all orders. An invoice is generated and printed in our fulfillment center, where items are picked for shipping. The customer's order is then selected from the Company's inventory and shipped via priority mail or United Parcel Service. Our customers enjoy the convenience of rapid home delivery, with approximately 60% of all orders are shipped within 24 hours via priority mail or United Parcel Service. Our web site allows customers to easily browse and purchase substantially all of our products and services on line. Our site is designed to be fast, secure and easy to use with order and shipping confirmations, with on-line order tracking capabilities.

Warehousing and Shipping

    We inventory our products and fill all customer orders from our 32,000 square foot facility in Pompano Beach, Florida. We have an in-house fulfillment and distribution operation, which is used to manage the entire supply chain, beginning with the placement of the order, continuing through order processing, and then fulfillment and shipment of the product to the customer. We offer a variety of shipping options, including next day delivery. We ship to anywhere in the United States served by the United Parcel Service or the United States Postal Service. Priority orders are expedited in our fulfillment process. Our goal is to ship the products the same day that the order is received. For prescription medications, our goal is to ship the product immediately after the prescription has been authorized. A shipping and handling fee is added to each customer's order.

Customer Service and Support

    We believe that a high level of customer service and support is critical in retaining and expanding our customer base. Customer service representatives participate in ongoing training programs under the supervision of our training manager. These training sessions include a variety of topics such as product knowledge, computer usage, customer service tips and the relationship between PetMed Express and veterinarians. Our customer service representatives respond to customer's e-mails and calls that are related to order status, prices and shipping. Our customer service representatives also respond to customers through our newly implemented live web chat. If our customer service representatives are unable to respond to a customer's inquiry at the time of the call, we strive to provide an answer within 24 hours. We believe our customer service representatives are a valuable source of feedback regarding customer satisfaction. Our customer returns currently average approximately 2% of total sales.

Technology

    PetMed Express utilizes the latest integrated technologies in call center, e-commerce, order entry, and inventory control/fulfillment operations. The systems are custom configured by the Company to optimize our computer telephone integration and mail order processing. The system is designed to maintain a large database of specialized information and process a large volume of orders efficiently and effectively. Our systems provide our agents with real time product availability information and updated customer information to enhance our customer service. We also have an integrated direct connection for processing credit cards to ensure that a valid credit card number and authorization have been received at the same time our agents are on the phone with the customers. Our information systems provide our agents records of all prior contact with a customer, including the customer's address, phone number, e-mail address, fax number, prescription information, order history, payment history and notes.

Competition

    The pet medications and health and nutritional supplements market is competitive and highly fragmented. Our competitors can be divided into several groups including: other mail-order suppliers of pet medications and health and nutritional supplements, veterinarians, and web or online stores that specialize in pet medications and health and nutritional supplements. The Company believes that the following are principal competitive factors in our market:

    * Product selection and availability, including the availability of prescription and non-prescription medications;

    *   Brand recognition;

    *   Reliability and speed of delivery;

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

    The pet medication market size is estimated to be approximately $3 billion, consisting of veterinarians with 98% of the market share, 1-888-PetMeds with 1%, and pet stores and groomers, and other mail order companies make up the other 1%. The cat and dog population is approximately 141 million, with approximately 62% of all households owning a pet.

    The Company believes that the following are the main competitive strengths which differentiate 1-888-PetMeds's from the competition:

    *   Experienced management team;

    *   Consumer benefit structure of savings and convenience;

    *   Licensed pharmacy in 49 states;

    *   Operating / technology infrastructure in place;

    *   Multiple sources of supply for pet medications; and

    *   Quality customer service support.


Intellectual Property

     We conduct our business under the trade name "1-888-PetMeds". We believe this name, which is also a toll-free phone number, has added significant value and is an important factor in the marketing of our products. We have also obtained the right to the Internet addresses www.1888PetMeds.com, www.petmeds.com, along with www.petmedexpress.com. As with phone numbers, we do not have and cannot acquire any property rights in an Internet address. We do not expect to lose the ability to use the Internet addresses ; however, there can be no assurance in this regard and the loss of these addresses may have a material adverse effect on our financial position and results of operations.
We hold the trade name "PetMed Express[R]", which is a registered trademark.

Government Regulation

    Dispensing prescription medicines is governed at the state level by the board of pharmacy, or similar regulatory agencies, of each state where prescription medications are dispensed. We are subject to regulation by the State of Florida and, in particular, are licensed by the Florida Board of Pharmacy. Our license is valid until February
28, 2003. We are also licensed and regulated by 48 other state pharmacy boards and other regulatory authorities including, but not necessarily limited to, the Federal Drug Administration ("FDA") and the United States Environmental Protection Agency ("EPA"). As a licensed pharmacy in the State of Florida, we are subject to the Florida Pharmacy Act and regulations promulgated hereunder. To the extent that we are unable to maintain our license with the Florida Board of Pharmacy as a community pharmacy, or if we do not maintain the licenses granted by other state boards, or if we become subject to actions by the FDA, or other enforcement regulators, our distribution of prescription medications to pet owners could be severely reduced, which could have a material adverse effect on our operations. See
Item 3. Legal Proceedings.

Employees

    At May 31, 2002, the Company had 111 full time employees, including:
63 in marketing and customer service; 14 in fulfillment and distribution; 24 in our pharmacy; 2 in information technologies; 3 in administrative positions; and 5 in management. None of the Company's employees are represented by a labor union, nor governed by any collective bargaining agreements. The Company considers relations with its employees as satisfactory.

Risk Factors

    You should carefully consider the risks and uncertainties described below, and all the other information included in this annual report before you decide to invest in our common stock. Any of the following risks could materially adversely affect our business, financial condition or operating results and could result in a loss of your investment.


We have only recently attained profitability and there are no assurances that we can sustain profitable operations in future periods.

    While we reported net income of approximately $825,000 for the year ended March 31, 2002, we reported a net loss of approximately $2,827,000 for the year ended March 31, 2001 and have an accumulated deficit at March 31, 2002 of approximately $4,970,000. Our profitability during fiscal 2002 is due in part to an increase in our revenues of approximately $22,000,000, or approximately 220%, from fiscal 2001. There are no assurances we will continue to generate revenues at the increased level, or that we will remain profitable during fiscal 2003 and beyond. If our operations were to cease being profitable, our liquidity in future periods would be adversely affected.


We may fail to comply with various state regulations covering the dispensing of prescription pet medications. We could be subject to reprimands, sanctions, probations, fines, suspensions or the loss of one or more of our pharmacy licenses.

    The sale and delivery of prescription pet medications is generally governed by state laws and state regulations. Since our pharmacy is located in the state of Florida, the Company is governed by the laws and regulations of the state of Florida. Each prescription pet medication sale we make is likely to be covered by the laws of the state where the customer is located. The laws and regulations relating to the sale and delivery of prescription pet medications vary from state to state, but generally require that prescription pet medications be dispensed with the authorization from a prescribing veterinarian. To the extent that we are unable to maintain our license with the Florida Board of Pharmacy as a community pharmacy, or if we do not maintain the licenses granted by other state boards, or if we become subject to actions by the FDA, or other enforcement regulators, our distribution of prescription medications to pet owners could be severely reduced, which could have a material adverse effect on our operations.

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


Our alternate veterinarian program was discontinued and was under investigation by the Florida Board of Pharmacy and Florida Agency for Health Care Administration, and by various other state's pharmacy boards, which could reduce or eliminate our ability to verify certain prescriptions outside the state of Florida.

    We utilized the services of alternate veterinarians to verify certain prescriptions for animals residing outside the state of Florida. The alternate veterinarian was not the veterinarian who had actually seen the animal and may reside in another state from the animal. We have received complaints not disclosed of in the September 20, 1999 settlement with the Florida Board of Pharmacy and Florida Agency for Health Care Administration. These complaints alleged violations of the Florida Pharmacy Act and regulations promulgated there under. In February 2002, we voluntarily ceased the use of the alternate veterinarian program, and in March 2002 a business decision was made to enter into a settlement agreement with the Florida Board of Pharmacy. See Item 3. Legal Proceedings. Many of the complaints were for prescriptions verified through our alternate veterinarian program. The alternate veterinarian program used a veterinarian outside the state of Florida to verify the prescription for certain pets outside the state of Florida. The program was not used for pets residing in the State of Florida. Future complaints may be brought against the Company by states in which this program was utilized.
We are unable to assess the potential impact on our business or any future penalties that may be assessed from these or other complaints.


We may need to raise additional capital in order to continue to implement our business plan.

     We may be required to raise additional capital during the next 12 months to satisfy our cash requirements in order to implement our business plan. Presently our working capital is limited to capital available to us from operations or under our line of credit. We may seek to raise additional capital through the sale of equity securities. We cannot guarantee that we will be successful in obtaining capital upon terms acceptable to us, if at all. Our failure to secure necessary financing may have a material adverse effect on our financial condition and results of operations.

We currently purchase our prescription and non-prescription medications from third party distributors and we are not an authorized distributor of those products. We do not have any guaranteed supply of these medications at any pre-established prices.

    For the fiscal year ended March 31, 2002, approximately 92% of our sales were attributable to sales of prescription and non-prescription medications. Sales of these products have also accounted for 79% of our total sales during the fiscal year ended March 31, 2001. Historically, substantially all the major pharmaceutical manufacturers have declined to sell prescription and non-prescription pet medications directly to us. In order to assure a supply of these products, we purchase medications from various secondary sources, including a variety of domestic distributors. Our business strategy includes seeking to establish direct purchasing arrangements with major pet pharmaceutical manufacturing companies. If we were not successful in achieving this goal, we would continue to rely upon distributors.

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

    Our current product line contains approximately 600 SKUs in the fiscal year ended March 31, 2002. A significant portion of our sales is attributable to products representing approximately 50 SKUs. We need to properly manage our inventory to provide an adequate supply of these products and avoid excessive inventory of the products representing the balance of the SKUs. We generally place orders for products with our suppliers based upon our internal estimates of the amounts of inventory we will need to fill future orders. These estimates may be significantly different from the actual orders we receive. In the event that subsequent orders fall short of original estimates, we may be left with excess inventory. Significant excess inventory could result in price discounts and increased inventory carrying costs. Similarly, if we fail to have an adequate supply of some SKUs, we may lose sales opportunities. We cannot guarantee that we will maintain appropriate inventory levels. Any failure on our part to maintain appropriate inventory levels may have a material adverse effect on our financial condition and results of operations.


Resistance from veterinarians to authorize prescriptions could cause our sales to decrease and could materially adversely affect our financial condition and results of operations.

    Since we began our operations, from time to time, some veterinarians have resisted providing our customers with a copy of their pet's prescription or authorizing the prescription to our pharmacy staff, thereby effectively preventing us from filling such prescriptions under state law. Sales of prescription medications represented approximately 34% and 23% of our sales for the fiscal years ended
March 31, 2002 and 2001, respectively. Although veterinarians in some states are required by law to provide the pet owner with this prescription information, if the number of veterinarians who refuse to authorize prescriptions should increase, our sales could decrease and our financial condition and results of operations may be materially adversely impacted.


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


In the past we have purchased medications from international distributors and we did not always know if those distributors had the authority of the manufacturer to sell the products in the United
States. As a result, we may be subject to future civil or administrative actions regarding those products.

    During fiscal 2002, a business decision was made to discontinue purchasing any product from international distributors. We have purchased a portion of our prescription and non-prescription medications from international distributors in the past. These medications may be trademarked and/or copyrighted products manufactured in foreign countries or in the United States and sold by the manufacturer to foreign distributors. Some of the prescription and non-prescription medications may have been manufactured by entities, particularly foreign licensees, who are not the licensors or owners of the trademarks or copyrights for the medications. From time to time, United States trademark and copyright holders, their licensees, trade associations and the United States Customs Service have instigated litigation or administrative agency proceedings in an attempt to halt the importation or sale of trademarked and/or copyrighted products. The courts remain divided on the extent to which trademark, copyright or other laws, rules, regulations or decisions may restrict the importation or sales of this merchandise without the consent of the trademark or copyright owner.

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


Significant portions of our sales are made to residents of seven states. If we should lose our pharmacy license in one or more of these states, our financial condition and results of operations would be materially adversely affected.

    While we ship pet medications to customers in almost all 50 states, approximately 52% of our sales for the fiscal year ended March 31, 2002 were made to customers located in the states of Florida, California, Texas, New York, North Carolina, Georgia, and Virginia.
If for any reason our license to operate a pharmacy in one or more of those states should be suspended or revoked, or if it is not renewed, our financial condition and results of operations may be materially adversely affected.


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

    - The amount and timing of operating costs and capital expenditures relating to expansion of our product line or operations; and

    - Disruption of our toll-free telephone service, technical difficulties, systems outages or Internet slowdowns.

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

    Our directors and executive officers, together with our other principal stockholders, own or control approximately 76% of our voting securities. These stockholders are able to influence the outcome of stockholder votes, including votes concerning: the election of directors; amendments to our charter and by-laws; and the approval of significant corporate transactions like a merger or sale of our assets. This controlling influence could have the effect of delaying or preventing a change in control, even if many of our stockholders believe it is in their best interest.


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


Item 2.  Description of Property.

    As of March 31, 2001, our facilities, including our principal executive offices, a 50,000 square foot building, were located at 1441 SW 29th Ave. Pompano Beach, FL 33062. The Company purchased this building in February 1999, and financed it with a seven year, 7.75% mortgage with a commercial bank in the original principal amount of $1,680,000. On May 31, 2001, we sold our facilities (50,000 square foot corporate office building), which includes the principal executive offices and warehouse, to an unrelated third party. We received gross proceeds of $2,150,000, of which $1,561,000 was used to pay off the mortgage. The Company recognized a loss on the sale of $185,000 in the first quarter of fiscal year end March 31, 2002. The Company then entered into a five-year term leaseback agreement for 20,000 of the 50,000 square foot Pompano Beach office building.

    On February 22, 2002, the Company entered into a lease addendum which added approximately 12,000 square feet, effective June 1, 2002, to accommodate the Company's warehouse expansion. According to the lease addendum, all additional costs, approximately $150,000, associated with tenant improvements related to the warehouse expansion, will be paid by the lessee. The payments will be amortized over a period of 24 months at a 9% interest rate. These additional tenant improvements costs will be included with the scheduled monthly lease payments.


Item 3.  Legal Proceedings.

    Various complaints have been filed with the Florida Board of Pharmacy. These complaints, the majority of which were filed by veterinarians who are in competition with the Company for the sale of pet prescription-required products, allege violations of the Pharmacy Practice Act and regulations promulgated thereunder. The vast majority of the complaints allege that the Company, through its pharmacists, improperly dispensed prescription-required veterinary medication based on prescriptions verified through the Company's alternate veterinarian program. The alternate veterinarian program uses a veterinarian outside the state of Florida to verify prescriptions for certain pets outside the state of Florida. While the program is not used for pets residing in the state of Florida, the complaints have, for the most part, been filed with the Florida Board of Pharmacy. Other complaints allege the dispensing of medication without a valid prescription, the sale of non-conforming products and that the Company's pharmacy is operating at the same location as another pharmacy, with which it has a contractual relationship. The Company contested all allegations and continued discussions in an attempt to reach a resolution of these matters.

    In February 2002, the Company voluntarily ceased the use of its alternate veterinarian program, and in March 2002 a business decision was made to enter into a settlement agreement with the Florida Board of Pharmacy, rather than to proceed with costly and lengthy litigation. In April 2002, The Florida Board of Pharmacy approved the settlement stipulation. The Florida Board of Pharmacy did not reach any finding of fact or conclusion of law that the Company committed any wrongdoing or violated any rules or laws governing the practice of pharmacy. According to the settlement agreement, the Company's pharmacy license was placed on probation for a period of three years and the Company, the Company's pharmacists and contracted pharmacy and pharmacist, were required to pay approximately $120,000 in fines and investigative costs. The Company remains licensed with the State of Florida and continue to operate its principal business in Florida.

    Additional complaints have been filed with other states' Pharmacy Boards. These complaints, the majority of which were filed by veterinarians who are in competition with the Company for the sale of pet prescription-required products, allege violations of the Pharmacy Practice Act and regulations promulgated thereunder. The vast majority of the complaints allege that the Company, through its pharmacists, improperly dispensed prescription-required veterinary medication based on prescriptions verified through the Company's alternate veterinarian program. The Company contested all allegations and continued discussions in an attempt to reach a resolution of these matters.

    During fiscal 2002, there were outstanding allegations relating to the discontinued alternate veterinarian program with Alabama, Louisiana, Missouri, New Mexico, Pennsylvania, and Ohio State Pharmacy Boards. The Company has or is currently in the midst of negotiating a settlement agreement with these states. To be conservative, the Company accrued $60,000 as of March 31, 2002, to cover any or all administrative fines and investigative costs associated with settlements.

    In fiscal 2002, the Company reached settlement with the state of Alabama and subsequent to fiscal 2002, the Company reached settlement agreements with the Louisiana, Missouri and New Mexico. According to the settlement agreements, the Company was required to terminate the alternate veterinarian program in the state and the Company's permit was placed on probation. The Company paid approximately $35,000 in administrative fines and investigative costs relating to these states settlement agreements.

   In February 2000, the United States Environmental Protection Agency ("EPA") issued a Stop Sale, Use or Removal Order to the Company regarding the alleged distribution or sale of misbranded Advantage products in violation of the Federal Insecticide, Fungicide, and Rodenticide Act ("FIFRA"), as amended. The order provides that the company shall not distribute, sell, use or remove the products listed in the order, which are allegedly misbranded. The order further provides that the Company shall not commence any sale or distribution of those products without the prior written approval from the EPA.
The Stop Sale, Use or Removal Order does not assert any claim for monetary damages; rather, it is in the nature of a cease and desist order. The Company denied any alleged violations. On February 16, 2000, the Company submitted a written response to the order. The EPA assessed a fine in the amount of $445,000. In fiscal 2001 the Company accrued $445,000 of legal settlement expense.

   In September 2001, the Company and the EPA entered into a Consent Agreement and Final Order ("CAFO"). The settlement agreement required the Company to pay a civil penalty of $100,000 plus interest, requiring a payment of $56,000 due on September 30, 2002 and $53,000 due on September 30, 2003, a reduction from the previously assessed fine of $445,000. For the purpose of this CAFO, the Company admitted to the jurisdictional allegations set forth, and neither admitted nor denied the alleged violations. On September 28, 2001, the CAFO was approved and ordered by the regional judicial officer. Accordingly, a gain of $345,000 is reflected in the accompanying statement of operations to reflect the adjustment to the settlement.


   On March 19, 2002, Novartis Animal Health U.S., Inc. ("Novartis") filed a complaint against the Company and two other defendants in U.S. District Court for the Southern District of Florida. Novartis purports to assert seven (7) claims related to the Company's alleged sale of pet medications produced for a Novartis Australian sister company: Count I: Infringement of Registered Trademark Under Section
32 of the Lanham Act, 15 U.S.C.   1114; Count II: Infringement of
Unregistered Trademarks Under Section 43(a) of the Lanham Act, 15 U.S.C. 11125(a); Count III: False Advertising Under Section 43(a) of
the Lanham act, 15 U.S.C.   1125(a); Count IV: Misleading Advertising
Under Florida Statutory Law; Count V: Deceptive and Unfair Trade Practices Under Florida Statutory Law; Count VI: Injury to Business Reputation Under Florida Statutory Law; Count VII: Common Law Unfair Competition.

    The Company has answered the complaint and asserted defenses and affirmative defenses. The parties have met pursuant to Rule 16, S.D. Fla. L.R., and Novartis is in the process of drafting a proposed scheduling report. No discovery has been propounded, and no documents have been produced. The parties have engaged in preliminary settlement discussions; however, it is unknown whether these discussions will result in an early settlement of this matter. If not, the Company intends to defend itself vigorously, and will likely assert counterclaims. Unless and until the parties engage in substantial discovery, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the potential loss in the event of an adverse outcome at this time.

    In June 2000, the Company agreed to pay $210,000 to two former employees who had alleged wrongful termination by the Company. Of this amount, $60,000 was paid in varying monthly installments from August 2000 through March 2001, $60,000 was paid in $5,000 installments from August 2000 through August 2001, and the remaining $90,000 is payable in twelve equal monthly installments beginning in July 2001. Such amounts have been expensed in fiscal 2000 as part of general and administrative in the accompanying statement of operations. The settlement is recorded as "accrued expenses" in the accompanying balance sheet.

Routine Proceedings

    The Company is a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such routine litigation is likely to have a material adverse effect on the Company's financial condition or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders.

    None.

                                PART II

Item 5.  Market for the Registant's Common Stock and Related
         Stockholder Matters.

    The Company's common shares are traded on the OTC Bulletin Board ("OTCBB") under the symbol "PETS". The prices set forth below reflect the range of high and low sale prices per share in each of the quarters of fiscal 2002 and 2001 as reported by the OTCBB.

          Fiscal 2002:              High    Low
          ------------             -----   -----
          First Quarter            $2.25   $0.81
          Second Quarter           $1.45   $0.56
          Third Quarter            $1.21   $0.65
          Fourth Quarter           $1.30   $0.73

          Fiscal 2001:
          ------------
          First Quarter            $3.25   $1.00
          Second Quarter           $1.50   $0.38
          Third Quarter            $0.44   $0.22
          Fourth Quarter           $1.13   $0.09

    As of May 31, 2002, there were 50 holders of record of our common stock. The closing sales price for the common stock on May 31, 2002 as reported on the OTCBB was $1.10. The Company estimates that there are in excess of 300 shareholders of our common stock.

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
        and Results of Operations.

Overview

    PetMed Express was incorporated in the state of Florida in January 1996. From inception until approximately August 1996, our operations consisted mostly of start-up activities that included the development of a business plan and the initial activities involved in obtaining the necessary licenses and permits to dispense prescription medications. We began selling pet medications and products in September 1996, and in the fall of 1997 we issued our first catalog. This catalog displayed approximately 1,200 items, including prescription and non-prescription pet medications, pet health and nutritional supplements and pet accessories. We have recently focused our product line to approximately 600 of the most popular pet items for dogs and cats. We also market our products on our web site, where we currently generate approximately 40% of all sales, and 47% of all new orders. Since October 1997, we have advertised our products on national cable and syndicated television and through the direct mailing of catalogs and postcards.

    Our sales consist of products sold to retail consumers and sales to other pet suppliers, or wholesale sales. Typically, our retail customers pay by credit card or check at the time the order is shipped. For our sales paid by credit cards we usually receive the cash settlement in one to three banking days, which minimizes our accounts receivable balances relative to our sales. Certain wholesale customers are extended credit terms, which usually require payment within 30 days of delivery. To date, the Company's sales returns average approximately 2% of sales.

    The following should be read in conjunction with the Company's Consolidated Financial Statements and the related notes thereto included elsewhere herein.

Results of Operations

    The following table sets forth, as a percentage of sales, certain items appearing in the Company's statements of operations.



                                                 Fiscal Year
                                       --------------------------------
                                       March 31, 2002    March 31, 2001
                                       --------------    --------------
Net sales                                       100.0 %           100.0 %
Cost of sales                                    59.0              63.6
                                       --------------    --------------
Gross profit                                     41.0              36.4
                                       --------------    --------------

Operating expenses:
  General and administrative                     19.0              45.0
  Advertising                                    17.9              14.0
  Severence charges                               0.6                -
  Depreciation and amortization                   1.2               3.7
                                       --------------    --------------
Total operating expenses                         38.7              62.7
                                       --------------    --------------

Income (loss) from operations                     2.3             (26.3)
                                       --------------    --------------

Other income (expense):
  Adjustment of estimate for legal
    settlement                                    1.1                -
  Loss on disposal of property and
    equipment                                    (1.0)               -
  Interest expense                               (0.1)             (2.3)
  Interest income                                 0.1               0.5
  Other, net                                      0.2              (0.1)
                                       --------------    --------------
Total other income (expense):                     0.3              (1.9)
                                       --------------    --------------

Income (loss) before provision for
  income taxes                                    2.6             (28.2)

Provision for income taxes                        -                  -
                                       --------------    --------------
Net income (loss)                                 2.6             (28.2)
                                       ==============    ==============

2002 Compared to 2001

Sales
-----

    Sales increased by approximately $22,020,000, or 220.1%, to approximately $32,026,000 for the fiscal year ended March 31, 2002, from approximately $10,006,000 for the fiscal year ended March 31, 2001. The increase in sales was primarily attributable to the positive effects of increased advertising. Advertising as a percentage of sales increased to 17.9% in fiscal 2002 from 14.0% in fiscal 2001. The Company has committed certain amounts specifically designated towards television advertising to stimulate sales and create brand awareness. Historically, sales have a tendency to increase in the first and second fiscal quarters due to the seasonality of certain pet medications. The Company cannot accurately predict future sales, however, based on current circumstances the Company does expect increases to the first and second quarter sales of fiscal 2003.

Cost of sales
-------------

    Cost of sales increased by approximately $12,527,000, or 196.7%, to approximately $18,895,000 for the fiscal year ended March 31, 2002, from approximately $6,368,000 for the fiscal year ended March 31, 2001. The increase in cost of sales is directly related to the increase in retail sales in fiscal 2002 as compared to 2001. However, as a percent of sales, the cost of sales was 59.0% in fiscal 2002, as compared to 63.6% in 2001. This percentage reduction can be attributed to the Company's continued efforts to purchase medications in larger quantities, by bulk, to take advantage of any and all purchasing discounts and promotions available.

Gross profit
------------

    Gross profit increased by approximately $9,493,000, or 260.9%, to approximately $13,132,000 for the fiscal year ended March 31, 2002 from approximately $3,639,000 for the fiscal year ended March 31, 2001. Gross profit as a percentage of sales for fiscal 2002 and 2001 was 41.0% and 36.4%, respectively, reflecting the positive impact of purchasing medications in larger quantities.

General and administrative expenses
-----------------------------------

    General and administrative expense increased by approximately $1,588,000, or 35.2%, to approximately $6,095,000 for the fiscal year ended March 31, 2002 from approximately $4,507,000 for the fiscal year ended March 31, 2001. General and administrative expense as a percentage of sales was 19.0% and 45.0% for the fiscal years ended March 31, 2002 and 2001, respectively. The increase in general and administrative expense for the year ended March 31, 2002 is primarily due to the following: a $1,159,000 increase to payroll expenses can be attributed to the addition of new employees in the customer service and pharmacy departments, which enabled the company to sustain its continued growth, a $599,000 increase to bank service and credit card fees is directly related to the increase in fiscal 2002 sales, the $268,000 increase in property and office expenses, which includes utilities and rental expenses, can be attributed to leasing our facilities for the majority of fiscal 2002, while owning the same facility in fiscal 2001, a $37,000 increase in telephone and other expenses, offset with a $424,000 decrease to professional fees and a $51,000 reduction in travel and entertainment expenses.

Advertising expenses
--------------------

    Advertising expenses increased by approximately $4,320,000, or approximately 309.1%, to approximately $5,717,000 for the fiscal year ended March 31, 2002 from approximately $1,397,000 for the fiscal year ended March 31, 2001. The significant increase in advertising expense for the fiscal year ended March 31, 2002 was due to the Company's plan to commit certain amounts specifically designated towards television advertising to stimulate sales and create brand awareness. The Company expects this trend in advertising to continue into the first and second quarters of 2003.

Severance charges
-----------------

    Severance charges for the fiscal year ended March 31, 2002 of $195,000 relate to severance due to two former executive officers, the CFO and COO, of the Company. No comparable charges were made in fiscal 2001.

Depreciation and amortization expenses
--------------------------------------

    Depreciation and amortization expenses increased by approximately $3,000, or .8%, to approximately $377,000 for the fiscal year ended March 31, 2002 from approximately $374,000 for the fiscal year ended March 31, 2001. The slight increase to depreciation and amortization expense for fiscal 2002 can be attributed to a significant increase in property additions, offset with the depreciation expense reduction related to the sale of our facilities in fiscal 2002.


Adjustment of estimate for legal settlement
-------------------------------------------

    In fiscal 2002, the Company recognized income of $345,000 on a reversal of a legal assessment estimate, which was originally booked in fiscal year ended March 31, 2001. On September 28, 2001, the Company and the EPA entered into a Consent Agreement and Final Order ("CAFO"). The settlement agreement requires the Company to pay a civil penalty of $100,000 plus interest, a reduction from the original $445,000 fine. For the purpose of this CAFO, the Company admitted to the jurisdictional allegations set forth, and neither admitted nor denied the alleged violations.

Loss on disposal of property and equipment
------------------------------------------

    During fiscal 2002, the Company recorded a loss on disposal of land and building of $314,000. A $185,000 loss was the result of the sale of the corporate office building, which includes the principal executive offices and warehouse, to an unrelated third party. The Company received gross proceeds of $2,150,000, of which approximately $1,561,000 was used to pay off the mortgage. The remaining $129,000 loss relates to the impairment of outdated computer equipment, which was no longer utilized by the company.

Other income and expenses
-------------------------

    Other income and expenses decreased by approximately $234,000, or 124.5%, to approximately $47,000 of other income for the fiscal year ended March 31, 2002 from approximately $188,000 of other expense for the fiscal year ended March 31, 2001. The $234,000 decrease can be attributed to a reduction in interest expense relating to the mortgage payoff of the Company's principal executive offices.

Provision for income taxes
--------------------------

    The Company had incurred significant net losses since its inception in 1996. These losses have resulted in net operating loss carryforwards and deferred tax assets, which have been used by the Company to offset tax liabilities, which may have been incurred in prior periods. The Company recorded a valuation allowance against the deferred income tax assets, since future utilization of these assets is subject to the Company's ability to generate taxable income. There was no income tax accrual for the fiscal years ended March 31, 2002 and 2001 due to the utilization of prior net operating losses to offset taxable income for the period.

Net income (loss)
-----------------

    Net income (loss) increased by approximately $3,652,000, or 129.2%, to $825,000 net income for the fiscal year ended March 31, 2002 from $2,827,000 net loss for the fiscal year ended March 31, 2001. The increase was attributable to the aforementioned.


Liquidity and Capital Resources

   The Company's working capital at March 31, 2002 was $691,000, as compared to the $2,473,000 deficiency at March 31, 2001, an increase of approximately $3,164,000 from the deficiency at March 31, 2001.
The increase in working capital was primarily attributable to net cash provided by operating activities of $476,000 for the year ended March 31, 2002 as compared to net cash used in operating activities of $1,035,000 for the year ended March 31, 2001. Net cash provided by investing activities increased to $1,461,000 for the year ended March 31, 2002 as compared to $58,000 for the year ended March 31, 2001, primarily as a result of the proceeds received from the sale of the corporate office building and land in the first quarter of fiscal 2002. Net cash used in financing activities increased to $1,609,000 for the year ended March 31, 2002 as compared to net cash provided by financing activities of $1,074,000 for the year ended March 31, 2001. This increase relates directly to the satisfaction of the mortgage on the corporate office building. No common stock was issued or sold during fiscal 2002.

    Since inception, the Company has primarily funded its growth through the private placement of securities. In April 1998, the Company raised an additional $888,000 of net proceeds from the private placement of 250,000 shares of Convertible Preferred Stock. In
February 1999, the Company raised approximately $819,000 of net proceeds from the sale of 330,333 shares of common stock. In November 2000 the Company raised $2,000,000 from the private placement of 10,000,000 shares of equity securities. The Company had financed certain equipment acquisitions with capital leases, as of March 31, 2002 the Company had no outstanding lease commitments.

    In March 1999, the Company purchased a 50,000 square foot building, which served as our headquarters and distribution center. At March
31, 2001, the Company had a $1,567,000 mortgage on the building and a $1,000,000 line of credit from SouthTrust Bank. At fiscal year ended March 31, 2001, borrowings under the line of credit have been limited to $150,000. The line is secured by substantially all of our assets, and interest is at the bank's base lending rate plus 1%, which equaled 9% at March 31, 2001. As of March 31, 2001, the Company had $141,000 outstanding under the line of credit. On February 24, 2000, the Company agreed to maintain $300,000 with SouthTrust Bank, as additional collateral on the mortgage, in exchange for waivers and amendments to two financial covenants. The requirement to maintain the funds expired on December 24, 2000. On December 17, 2000, the Company received a six-month credit line extension, effective through June 17, 2001. This extension limited the credit line to $150,000.
On June 29, 2001, the Company received a three-month forbearance from the line of credit. Then the Company received a six-month renewal from the line of credit with SouthTrust Bank, effective through February 17, 2002. On March 12, 2002, the Company renewed the
$150,000 line of credit with SouthTrust Bank, effective through May
13, 2003, with an interest rate at the lending institution's base rate plus 1% (5.75% at March 31, 2002). The Company is currently negotiating with SouthTrust Bank for the possible increase to the line of credit. At March 31, 2002, $141,214 was outstanding under the line of credit agreement. The line of credit contains various financial and operating covenants. No assurances can be made; however, the Company reasonably believes an agreement will be reached with SouthTrust Bank to increase the line of credit terms satisfactorily.

On May 31, 2001, the Company sold their 50,000 square foot office building, which houses the Company's principal executive offices and warehouse, to an unrelated third party. The Company received gross proceeds of $2,150,000, of which approximately $1,561,000 was used to pay off the mortgage, and the Company recognized a loss on the sale of approximately $185,000. The Company then entered into a five-year term lease agreement for 20,000 of the 50,000 square foot Pompano Beach office building. Then on February 22, 2002, the Company entered into a lease addendum which added approximately 12,000 square feet, effective June 1, 2002, to accommodate the Company's warehouse expansion. According to the lease addendum, all additional costs, approximately $150,000, associated with tenant improvements related to the warehouse expansion, will be paid by the lessee. The payments will be amortized over a period of 24 months at a 9% interest rate. These additional tenant improvements costs will be included with the scheduled monthly lease payments.

    On March 12, 2002, the Company entered into a $205,000, three year term loan agreement with SouthTrust Bank, with interest accruing at the lending institution's base rate plus 1% (5.75% at March 31, 2002). The loan proceeds were used to purchase a $250,000 computer server. The aggregate loan maturities are $68,000 per year for the next three years.

    Presently, the Company has approximately $250,000 planned for capital expenditure commitments for the warehouse expansion and fulfillment automation, during fiscal 2003, which will be funded through cash from operations. Other than working capital and credit line, the Company presently has no other alternative source of working capital. For the year ended March 31, 2001, the Company had incurred significant operating losses and cash flow deficiencies. However, for the year ended March 31, 2002 the Company had net income of $825,000, and has sustained profitability for three consecutive quarters. Additionally, the Company has committed certain amounts specifically designated towards advertising to stimulate sales. The Company may seek to raise additional capital through the sale of equity securities. No assurances can be given that the Company will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to the Company. At this time, the Company has no commitments or plans to obtain additional capital. Further, there can be no assurances that even if such additional capital is obtained that the Company will sustain profitability or positive cash flow.

Recent Accounting Pronouncements

    The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company's consolidated financial position, results of operations or cash flows.


Item 7.	  Financial Statements.

    The financial statements of the Company and the related notes are set forth at pages F-1 through F-17 attached hereto.


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

                               PART III

Item 9.  Directors and Executive Officers of the Company.

    Set forth below is information regarding the board of directors and executive officers of the Company:



       Name                           Office                        Age
--------------------    ---------------------------------         -------
Marc A. Puleo, M.D.     Chairman of the Board,
                        President and Corporate Secretary            39
Menderes Akdag          Chief Executive Officer                      41
Bruce S. Rosenbloom     Chief Financial Officer
                        and Treasurer                                33
Guven Kivilcim          Director                                     29
Huseyin Kizanlikli      Director                                     39
Kenneth Jacobi          Director                                     54


    MARC PULEO, M.D., age 39, has served as Chairman of our Board of Directors since our inception in January 1996. From January 1996 until March 2000, Dr. Puleo also served as our President, from January 1996 until March 2001, Dr. Puleo served as our Chief Executive Officer, from January 1996 until May 2000, Dr. Puleo served as our Treasurer, and as our Corporate Secretary from January 1996 to the present. Dr. Puleo has also been the President of South Florida Anesthesia Professionals, an entity located in Fort Lauderdale, Florida, since founding that company in January 1996. Dr. Puleo was Vice President of Dynamic Press, Inc., an offset printing and direct marketing company, from June 1997 until June 1998. Dr. Puleo, an anesthesiologist, was employed with Anesthesia Professional Association, North Ridge Medical Center and North Ridge Outpatient Surgery Center from December 1994 through December 1995. Dr. Puleo was an anesthesia resident with the University of Illinois Hospitals and Clinics, the Michael Reese Hospital, the Westside Veteran's Administration Hospital, the University of Illinois Eye and Ear Infirmary, the Nathan Cummings Surgicenter, and the University of Illinois Pain Clinic, all located in the Chicago, Illinois area, from July 1991 through June 1994. Dr. Puleo received his medical degree from the University of Illinois College of Medicine, Chicago, Illinois.

    MENDERES AKDAG, age 41, was appointed Chief Executive Officer on March 16, 2001. Prior to joining PetMed Express, from November 2000 until March 2001, Mr. Akdag served as Chief Executive Officer of International Cosmetics Marketing Co. d/b/a Beverly Sassoon & Co., a publicly held (OTCBB: ICMK) direct sales company distributing skin care and nutritional products. From May 1991 until August 2000, Mr. Akdag was employed by Lens Express, Inc., a direct sales company distributing replacement contact lens, serving as its President from May 1996 until August 2000, Chief Executive officer and a member of the Board of Directors from August 1992 until May 1996, and Chief Financial Officer and a member of the Board of Directors from May 1991 until August 1992. On December 14, 1998, Netel Inc., a corporation in which Mr. Akdag served as a member of the Board of Directors, filed a Petition for Chapter 11 bankruptcy in the United States Bankruptcy Court Southern District of Florida. The proceeding was styled IN RE:
NETEL, INC., CASE NO. 98-28929-BKC-PGH. On July 19, 1999, the Bankruptcy Court entered an Order Confirming an Amended Chapter 11 Plan. On December 21, 1999, the Bankruptcy Court entered a Final Decree, Discharge of Trustee, and closed the case. Mr. Akdag holds a Bachelor of Science degree in Business Administration with a major in finance from the University of Florida where he graduated with high honors.

    BRUCE ROSENBLOOM, age 33, was appointed Chief Financial Officer on May 30, 2001. Mr. Rosenbloom served as the Manager of Finance and Financial Reporting of Cooker Restaurant Corporation, a $147 million, 65 location, publicly held (OTCBB: CGRT) restaurant, in West Palm Beach, Florida, from December 2000 until May 2001. Mr. Rosenbloom's duties included all internal and external reporting including all SEC filings and Annual Report to Shareholders. Mr. Rosenbloom was a senior audit accountant for Deloitte & Touche LLP, West Palm Beach, Florida, from January 1996 until December 2000. Mr. Rosenbloom was responsible for planning and conducting all aspects of audit engagements for clients in various industries, including direct marketing, healthcare, manufacturing, financial institutions, and professional service firms. From August of 1992 to May of 1995, Mr. Rosenbloom was an Account Executive for MCI Telecommunications. Mr. Rosenbloom, a certified public accountant, received a Bachelor of Science in Accounting from Florida Atlantic University, Boca Raton, Florida in 1996 and a Bachelor of Arts in Economics from the University of Texas, Austin, Texas in 1992.

    GUVEN KIVILCIM, age 29, has been a member of our Board of Directors since November 2000. Since December 1997, Mr. Kivilcim has been Chairman and President of Radiant Telecom, Inc., a long distance telecommunications company. Mr. Kivilcim is also a 20% shareholder of Tricon Holdings, LLC, a principal shareholder of the Company. From
1995 to present, Mr. Kivilcim has been employed as a Vice President with Tel3.com, a telecommunications company. Mr. Kivilcim is also Secretary and Treasurer of Next Communications, Inc.

    HUSEYIN KIZANLIKLI, age 39, has been a member of our Board of Directors since November 2000. Since December 1997, Mr. Kizanlikli has been Vice President and a director of Radiant Telecom, Inc., a long distance telecommunications company, and since October 1996, he has been Vice President and a Director of Creslin of Florida, Inc., a real estate corporation established in 1995. Mr. Kizanlikli is also CEO of a European company, Yesil Kundura, based in Istanbul, Turkey since 1995. Mr. Kizanlikli is also a Director of Managed Vision.

    KENNETH JACOBI, age 54, has been a member of our Board of Directors since November 2000. He has been a principal of Regnum Group, Inc., a consulting and advisory firm in the telecommunications industry since 1999. Since January 1999, Mr. Jacobi has been a member of the Board of Directors, Secretary and Treasurer of Radiant Telecom, Inc., a long distance telecommunications company, and Vice President of Regulatory Affairs since June 1999. Since June 2000, Mr. Jacobi has been President of Broadway Motor Sports, Inc., a used car dealership. From 1997 through 1999, he served as Vice President of Regulatory and Administrative Affairs for Netel, Inc.; a telecommunications company located in Fort Lauderdale, Florida, where he was responsible for regulatory and legislative research, government affairs, negotiation of contracts and strategic alliances with various telecommunications companies. From 1992 through 1997, Mr. Jacobi served as Vice President of Regulatory and Administrative Affairs for Colmena Corp., a telecommunications company located in Pompano Beach, Florida, where he was involved in regulatory affairs, dispute management and business policy. Mr. Jacobi attended the University of Southern California and Miami-Dade Community College. Mr. Jacobi is also a non-voting member of the Federal Communication Commission Bar Association.

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

Compliance With Section 16(a) of the Exchange Act

    We became a reporting company under the Securities Exchange Act of 1934 (the "Exchange Act") in March 2000. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Exchange Act the Company is not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended March 31, 2002.

Item 10.  Executive Compensation.

    The following table sets forth the annual and long-term compensation paid by us for services performed on our behalf for the last three completed fiscal years ended March 31, 2002, 2001 and 2000, with respect to those persons who were, as of March 31, 2002, our three highest paid executive officers who earned compensation greater than $100,000 in these fiscal years:


                                            SUMMARY COMPENSATION TABLE

-------------------------------------------------------------------------------------------------------------
                                 Annual Compensation                             Long-Term Compensation
                          ---------------------------------            --------------------------------------
                                                                           Awards     Payouts
                                                                       --------------------------------------
                                                                        Securities
Name and                                                    Other       Underlying     LTIP      All Other
Principal                                                   Annual        Options/    Payouts   Compensation
Position                   Year      Salary     Bonus   Compensation($)   SARs (#)      ($)         ($)
------------------------------------------------------------------------------------------------------------
Marc Puleo, M.D.           2002      $ 88,462     -            -             -           -           -
 Chairman of the Board     2001        85,000   15,000         -          200,000        -           -
 President                 2000 (a)      -        -            -             -           -           -

Menderes Akdag             2002       176,923     -            -             -           -           -
 Chief Executive Officer   2001         6,000     -            -          750,000        -           -
                           2000         -         -            -             -           -           -

Bruce S. Rosenbloom        2002        77,962     -            -           75,000        -           -
 Chief Financial Officer   2001          -        -            -             -           -           -
                           2000          -        -            -             -           -           -

(a) During the fiscal year ended March 31, 2000, Dr. Puleo did not receive a cash salary as compensation for his services to the Company. Dr. Puleo's compensation for the year ended March 31, 2000 was in the form of stock options. The Company had, however, recognized an expense of $100,000 for the fiscal years ended March 31, 2000, as the value of his services to Petmed.

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


Stock Options

Options Agreements

    As of May 31, 2002, options to purchase 2,927,100 shares of our common stock, at exercise prices ranging from $.20 to $4.50 per share, were outstanding, which includes both Plan and non-plan options.

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

    As of March 31, 2002, options to purchase 2,732,100 shares of our common stock, at exercise prices ranging from $.32 to $4.50 per share, were outstanding under the Plan.

The following table sets forth certain information concerning grants of options to the Named Executive Officers during the fiscal year ended March 31, 2002.

                OPTION GRANTS FOR FISCAL YEAR ENDED MARCH 31, 2002

                                       Individual Grants
                        Number of          Percent of
                        Securities       Total Options
                        Underlying          granted       Exercise or
                      Options Granted    to Employees     Base Price    Expiration
       Name              (shares)       in Fiscal Year    ($/share)        Date
----------------------------------------------------------------------------------
Marc Puleo, M.D.          -    (a)             -             -               -

Menderes Akdag            -    (a)             -             -               -

Bruce S. Rosenbloom     75,000 (b)           19.4%        $ 1.39         03/06/08

(a) No options were issued during fiscal 2002.

(b) The Company granted Mr. Rosenbloom options to purchase 75,000 shares of its common stock under the Company's 1998 Stock Option
    Plan: 50,000 options at an exercise price of $1.65 per share which vest at the rate of 16,667 options on each of May 31, 2002, 2003, and 2004, and 25,000 options at $.86 per share, which vest at the rate of 8,333 options on each of March 6, 2003, 2004 and 2005.


    The following table sets forth, as of March 31, 2002, the number of stock options and the value of unexercised stock options held by the Named Executive Officers and the exercises of stock options during the year ended March 31, 2002 by the Named Executive Officers.



        AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END STOCK OPTION VALUES

                                                   Number of Securities           Value of Unexercised
                                                  Underlying Unexercised          In-the-Money Options
                  Shares acquired     Value     Options at Fiscal Year-End(#)   at Fiscal Year-End ($) (1)
     Name         on Exercise (#)   Realized    Exercisable   Unexercisable     Exercisable   Unexercisable)
------------------------------------------------------------------------------------------------------------
Marc Puleo, M.D.        -               -        1,340,000         600,000         281,100             -

Menderes Akdag          -               -          375,000         375,000         180,000          180,000

Bruce S. Rosenbloom     -               -             -             75,000            -                -

(1) Represents the difference between the closing price ($.80) of the Company's common stock on March 29, 2002, the last trading day of the Company's 2002 fiscal year, and the exercise price of the options.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

    As of May 31, 2002, there were 16,960,010 shares of the Company's common stock issued and outstanding. These securities represent all of the Company's issued and outstanding voting securities. The following table sets forth, as of the close of business on May 31, 2002, (a) the name and number of shares of each person known by us to be the beneficial owner of more than 5% of the class of stock; and (b) the number of shares of these securities owned by each director and all officers and directors as a group, together with their respective percentage holdings of such shares. Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting or investment power with respect to securities, and includes any securities, which the person has the right to acquire within 60 days after May 31, 2002, through the conversion or exercise of any security or other right. Except as otherwise specifically set forth herein, the following tables give no effect to the exercise of any outstanding stock options or warrants. Unless otherwise indicated, the address for each person is 1441 SW 29 Avenue, Pompano Beach, Florida 33069.

         Name                Number of Shares       Percent of Shares
  of Beneficial Owner        Beneficially Owned         Outstanding
---------------------------------------------------------------------
Tricon Holdings, LLC            13,000,000                61.5%
Marc Puleo, M.D.                 2,596,250                12.3%
Guven Kivilcim                     511,000                 2.4%
Menderes Akdag                     375,000                 1.8%
Bruce S. Rosenbloom                 18,767                  *
Huseyin Kizanlikli                    -                     -
Kenneth Jacobi                        -                     -
All executive officers and
  directors as a group
  (six persons)                  3,501,017                16.6%

__________

* Less than 1% of the issued and outstanding shares.

    Tricon Holdings, LLC holdings' include 3,000,000 shares issuable upon exercise of warrants at $.33 per share. Mr. Jacobi is the manager of Tricon Holdings, LLC and Mr. Kivilcim is a director and the secretary of Tricon Holdings, LLC, but each individual disclaims beneficial ownership of the securities held by Tricon Holdings, LLC.

    Dr. Puleo's holdings include 1,496,250 shares of our common stock held by Marpul Trust, a trust established by Dr. Puleo under an agreement dated September 3, 1999 and of which he is the beneficiary. Southpac Trust International, Inc. is a trustee of Marpul Trust.

    Dr. Puleo's holdings also include: vested options held by him to purchase 600,000 shares at $1.25 per share until May 2003, and options held by him to purchase 200,000 shares at $.35 per share until March 2006. The amount beneficially owned by Dr. Puleo excludes options to purchase an additional 600,000 shares of our common stock at $1.25 per share, which have not yet vested under the terms of his employment agreement.

   Mr. Akdag's holdings include options to purchase 375,000 shares of common stock at $.32 per share until March 2005, but exclude options to purchase an additional 375,000 shares of common stock at $.32 per share, which has not yet vested.

    Mr. Rosenbloom's holdings include options to purchase 16,667 shares of common stock at $1.65 per share until March 2005, but exclude options to purchase an additional 33,333 shares of Common Stock at $1.65 per share and 25,000 shares of common stock at $.86 per share, which has not yet vested.


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

Item 12.  Certain Relationships and Related Transactions.

    Members of Tricon Holdings, LLC, which include members of the Company's board of directors: Mr. Kivilcim, Mr. Kizanlikli, and
Mr. Jacobi, have a controlling interest in Intelligent Switching & Software LLC, Florida Connect Services, Inc., Numind Software Systems, Inc., and Inmar, Inc., with which the Company conducted business with during the fiscal year ended March 31, 2002. Intelligent Switching & Software LLC and Florida Connect Services, Inc. provide the Company with certain telecommunication services, and Numind Software Systems, Inc. and Inmar, Inc. provide the Company with Internet and website consulting services. The Company paid $64,000 to Intelligent Switching & Software LLC, $44,000 to Florida Connect Services, Inc., $0 to Numind Software Systems, Inc., and Inmar, Inc., for services during the fiscal year ended March 31, 2002. The Company owed $64,100 to Intelligent Switching & Software LLC, $7,000 to Florida Connect Services, Inc., $37,300 to Numind Software Systems, Inc., and $7,000 to Inmar, Inc., which were included in the Company's accounts payable balance as of March 31, 2002.

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

     (1)    Consolidated Financial Statements

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

     10.3   Line of Credit Agreement with SouthTrust Bank, N.A. (1)

     10.4 Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 10 of the Registrant's Form 8-K on March 16, 2001, Commission File No. 000-28827).*

     10.5 Agreement for the Sale and Leaseback of the Land and Building. (incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K on June 14, 2001, Commission File No. 000-28827).

     10.6 Line of Credit Renewal Agreement with SouthTrust Bank, N.A. (filed herewith).

     10.7   Loan Agreement with SouthTrust Bank, N.A. (filed herewith).

     (16)   Letter regarding Change in Certifying Accountant.

     16.1 Letter from Lopez, Levi, & Associates LLC, regarding change in certifying accountants. (incorporated by reference to Exhibit 16 of the Registrant's Form 8-K on April 24, 2001, Commission File No. 000-28827).

     (21)   Subsidiaries of Registrant.

     21.1   Subsidiaries of Registrant (filed herewith)

     (1) Incorporated by reference to the Registration Statement on Form 10-SB, File No. 000-28827, as amended, as filed with the Securities and Exchange Commission.


(b) Reports on Form 8-K.

    None

                              SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 12, 2002                   PETMED EXPRESS, INC.
                                       (the "Registrant")

                                       By:/s/ Menderes Akdag
                                          -----------------------------
                                          Menderes Akdag
                                          Chief Executive Officer
                                          (principal executive officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on June 12, 2002.

        SIGNATURE                               TITLE

/s/ Menderes Akdag
---------------------------------       Chief Executive Officer
Menderes Akdag                          (principal executive officer)

                                        Officer


/s/ Marc Puleo, M.D.                    Chairman of the Board, President,
---------------------------------       Secretary
Marc Puleo

                                        Officer and Director


/s/ Bruce S. Rosenbloom                 Chief Financial Officer and Treasurer
---------------------------------       (principal financial and accounting
Bruce S. Rosenbloom                     officer)

                                        Officer

/s/ Guven Kivilcim                      Director
---------------------------------
Guven Kivilcim


/s/ Huseyin Kizanlikli                  Director
---------------------------------
Huseyin Kizanlikli


/s/ Kenneth Jacobi                      Director
---------------------------------
Kenneth Jacobi

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

                              MARCH 31, 2002



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

                        _______________________






______________________________________________________________________
______________________________________________________________________

                    PETMED EXPRESS, INC AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   Page


Independent Auditor's Report....................................    F-2

Consolidated Balance Sheet as of March 31, 2002.................    F-3

Consolidated Statements of Operations for the fiscal years
  ended March 31, 2002 and March 31, 2001.......................    F-4

Consolidated Statements of Changes in Stockholders' Equity
  for the fiscal years ended March 31, 2002 and
  March 31, 2001................................................    F-5

Consolidated Statements of Cash Flows for the fiscal years
  ended March 31, 2002 and March 31, 2001.......................    F-6

Notes to Consolidated Financial Statements......................  F-7-F-17

                 INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
PetMed Express, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of PetMed Express, Inc. and Subsidiaries (the "Company") as of March 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PetMed Express, Inc. and Subsidiaries at March 31, 2002, and the results of its operations and its cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.





May 17, 2002                             /s/Goldstein Golub Kessler LLP
                                         ------------------------------
New York, New York                       Goldstein Golub Kessler LLP

                 PETMED EXPRESS, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET

                                                         March 31,
                                                           2002
                                                       ------------
                         ASSETS

Current assets:
  Cash and cash equivalents                            $    737,284
  Accounts receivable, less allowance for
    doubtful accounts of $7,475                             291,513
  Inventories                                             2,306,620
  Prepaid expenses and other current assets                 148,608
                                                       ------------
     Total current assets                                 3,484,025

  Property and equipment, net                             1,120,056
  Other assets, net                                          50,155
                                                       ------------
Total assets                                           $  4,654,236
                                                       ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                $  2,724,995
  Current portion of loan obligation                         68,442
                                                       ------------
     Total current liabilities                            2,793,437

Line of credit                                              141,214
Loan obligation, less current portion                       136,885
                                                       ------------
Total liabilities                                         3,071,536
                                                       ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value,
    5,000,000 shares authorized;
    2,500 convertible shares issued
    and outstanding with a liquidation
    preference of $4 per share                                8,898
  Common stock, $.001 par value,
    40,000,000 shares authorized;
    16,360,010 shares issued and
    outstanding                                              16,360
  Additional paid-in capital                              6,528,885
  Accumulated deficit                                    (4,971,443)
                                                       ------------
     Total shareholders' equity                           1,582,700
                                                       ------------
Total liabilities and shareholders' equity             $  4,654,236
                                                       ============





        See accompanying notes to consolidated financial statements

                    PETMED EXPRESS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Year Ended March 31,
                                          -------------------------------
                                               2002              2001
                                          -------------     -------------
Sales                                     $  32,025,931     $  10,006,285
Cost of sales                                18,894,493         6,367,604
                                          -------------     -------------
Gross profit                                 13,131,438         3,638,681
                                          -------------     -------------
Operating expenses:
  General and administrative                  6,094,493         4,506,509
  Advertising                                 5,717,242         1,397,418
  Severence charges                             195,000              -
  Depreciation and amortization                 376,763           373,852
                                          -------------     -------------
Total operating expenses                     12,383,498         6,277,779
                                          -------------     -------------
Income (loss) from operations                   747,940        (2,639,098)
                                          -------------     -------------

Other income (expense)
  Adjustment of estimate for legal
    settlement                                  345,000              -
  Loss on disposal of property and
    equipment                                  (314,332)             -
  Interest expense                              (48,835)         (231,414)
  Interest income                                18,582            52,922
  Other, net                                     77,058            (9,117)
                                          -------------     -------------
Total other income (expense)                     77,473          (187,609)
                                          -------------     -------------

Income (loss) before provision for
  income taxes                                  825,413        (2,826,707)

Provision for income taxes                         -                 -
                                          -------------     -------------
Net income (loss)                         $     825,413     $  (2,826,707)
                                          =============     =============

Net income (loss) per common share:
  Basic                                   $        0.05     $       (0.28)
                                          =============     =============
  Diluted                                 $        0.04     $       (0.28)
                                          =============     =============

Weighted average number of common shares
  outstanding:
  Basic                                      16,360,010         9,943,625
                                          =============     =============
  Diluted                                    19,739,493         9,943,625
                                          =============     =============



  See accompanying notes to consolidated financial statements

                     PETMED EXPRESS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

               Fiscal years ended March 31, 2002 and March 31, 2001

                                    Convertible
                                  Preferred Stock        Common Stock             Additional
                                 ------------------  ------------------------      Paid-In          Accumulated
                                 Shares    Amounts     Shares        Amounts       Capital            Deficit         Total
                                 ------    --------  ----------     ---------    ------------     -------------    ------------
Balance, March 31, 2000           6,250    $ 22,246   6,369,822     $   6,370    $  4,572,385     $  (2,970,149)   $  1,630,852

  Conversion of convertible
    preferred stock into
    common stock                 (3,750)    (13,348)     15,188            15          13,333              -               -
  Sale of common stock, net
    of issuance costs              -           -     10,000,000        10,000       1,944,142              -          1,954,142
  Purchase and retirement
    of treasury stock              -           -        (25,000)          (25)           (975)             -             (1,000)
  Net loss                         -           -           -             -                           (2,826,707)     (2,826,707)
                                 ------    --------  ----------     ---------    ------------     -------------    ------------
Balance, March 31, 2001           2,500       8,898  16,360,010        16,360       6,528,885        (5,796,856)        757,287

  Net income                       -           -           -            -                -              825,413         825,413
                                 ------    --------  ----------     ---------    ------------     -------------    ------------
Balance, March 31, 2002           2,500    $  8,898  16,360,010     $  16,360    $  6,528,885     $  (4,971,443)   $  1,582,700
                                 ======    ========  ==========     =========    ============     =============    ============




     See accompanying notes to consolidated financial statements

                    PETMED EXPRESS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                    Year Ended March 31,
                                               -------------------------------
                                                    2002              2001
                                               -------------     -------------
Cash flows from operating activities:
  Net income (loss)                            $     825,413     $  (2,826,707)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                  333,014           362,605
      Amortization of intangibles                     43,749            11,247
      Amortization of deferred membership fee
        revenue                                     (140,048)         (462,139)
      Loss on disposal of property and
        equipment                                    314,332              -
      Bad debt expense                                 6,862           (19,007)
      (Increase) decrease in operating assets
        and liabilities:
         Accounts receivable                        (135,907)           44,412
         Inventory                                (1,675,226)        1,121,302
         Prepaid expenses and other current
           assets                                   (126,494)          328,430
         Other assets                                (42,500)           11,429
         Accounts payable and accrued expenses     1,072,829            64,485
         Deferred membership fee revenue                -              328,789
                                               -------------     -------------
Net cash provided by (used in) operating
activities                                           476,024        (1,035,154)
                                               -------------     -------------

Cash flows from investing activities:
  Net proceeds from the sale of property           2,016,921              -
  Purchases of property and equipment               (555,645)         (241,888)
  Certificate of deposit                               -               300,000
                                               -------------     -------------
Net cash provided by investing activities          1,461,276            58,112
                                               -------------     -------------

Cash flows from financing activities:
  Payments on mortgage payable                    (1,566,833)          (65,079)
  Payments on capital lease obligations             (247,209)         (179,183)
  Borrowings under loan agreement                    205,327              -
  Payments under line of credit agreement               -             (634,985)
  Net proceeds from sale of common stock                -            1,954,142
  Purchase and retirement of treasury stock             -               (1,000)
                                               -------------     -------------
Net cash (used in) provided by financing
activities                                        (1,608,715)        1,073,895
                                               -------------     -------------

Net increase in cash and cash equivalents            328,585            96,853
Cash and cash equivalents, at beginning of
   year                                              408,699           311,846
                                               -------------     -------------

Cash and cash equivalents, at end of year      $     737,284     $     408,699
                                               =============     =============
Supplemental disclosure of cash flow
  information:
  Cash paid for interest                       $      29,150     $     239,007
                                               =============     =============



         See accompanying notes to consolidated financial statements

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Organization

PetMed Express, Inc. and subsidiaries, d/b/a 1-888-PetMeds, (the "Company") is a direct marketer of household pet prescription and non-prescription medications along with health and nutritional supplements and is located in Pompano Beach, Florida. The Company distributes catalogs to its potential customers and takes orders by telephone, Internet, fax, and mail. The majority of all of the Company's sales are to residents of the United States.

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

Revenue Recognition and Deferred Membership Fee Revenue

Product sales are recognized upon shipment. Deferred membership revenue consists of cash collected on the sale of one and three-year memberships. Membership fees are amortized to income ratably over the membership period. During fiscal year 2001 the Company discontinued the PetMed Express, Inc. membership plan. Outbound shipping and handling fees are included in sales and are billed upon shipment. Shipping and handling expenses are included in cost of sales.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2002, consist of the Company's cash accounts, overnight repurchase agreements, and short-term investments with a maturity of three months or less. The carrying amount of cash equivalents approximates fair value.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Use of Estimates

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

Inventories

Inventories consist of prescription and non-prescription pet medications that are available for sale and are priced at the lower of cost or market value using a weighted average cost method.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. The furniture, fixtures, equipment and computer software are depreciated over periods ranging from three to ten years. Leasehold improvements and assets under capital lease agreements are amortized over the shorter of the underlying lease agreement or the useful life of the asset.

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets is measured by comparison of the carrying amount of the asset to net future cash flows expected to be generated from the asset.

Advertising

The Company's advertising expense consists primarily of television advertising and catalog and postcard production costs.
Television costs are expensed as the ads are televised and catalog and postcard costs are expensed when the related catalog and postcards are produced, distributed or superseded.

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

Significant Risks and Uncertainties - Product Supply

Three multi-national pharmaceutical companies which manufacture, among other products, heartworm medication and/or flea and tick control products, two of the best-selling products of the Company, have refused to sell these items directly to the Company. Therefore, the Company must obtain its inventory of these items through cooperating wholesale sources. To the extent that the Company is unable to purchase these products from other sources or if they can only be purchased at prices that make their resale uncompetitive in the marketplace, it could have a materially adverse impact on the Company's sales.

Fair Value of Financial Instruments

The carrying amounts of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying amount of the loan payable, line of credit and capital lease obligations approximate fair value as their interest rates approximate current market rates.

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

(2)  Property and Equipment, Net

Major classifications of property and equipment consist of the following:



                                                        March 31,
                                                          2002
                                                       -----------

    Leasehold improvements                                  42,891
    Computer software                                      302,537
    Furniture, fixtures and equipment                    1,325,635
    Equipment and software under capital lease             280,849
                                                       -----------
                                                         1,951,912

    Less accumulated depreciation and amortization        (831,856)
                                                       -----------
       Property and equipment, net                     $ 1,120,056
                                                       ===========



Amortization expense for equipment and software under capital leases was $93,169 and $114,881 for fiscal 2002 and 2001, respectively.

(3)  Mortgage Payable, Line of Credit Agreement and Loan Obligation

On May 31, 2001, the Company sold their 50,000 square foot office building, which houses the Company's principal executive offices and warehouse, to an unrelated third party. The Company received gross proceeds of $2,150,000, of which approximately $1,561,000 was used to pay off the mortgage, and the Company recognized a loss on the sale of approximately $185,000. The Company then entered into a five-year term lease agreement for 20,000 of the 50,000 square foot Pompano Beach office building.

On February 22, 2002, the Company entered into a lease addendum which added approximately 12,000 square feet, effective June 1, 2002, to accommodate the Company's warehouse expansion.
According to the lease addendum, all additional costs, approximately $150,000, associated with tenant improvements related to the warehouse expansion, will be paid by the lessee. The payments will be amortized over a period of 24 months at a 9% interest rate. These additional tenant improvements costs will be included with the scheduled monthly lease payments.

On March 12, 2002, the Company renewed the $150,000 line of credit with a bank, effective through May 13, 2003, with an interest rate at the lending institution's base rate plus 1% (5.75% at March 31, 2002). The Company is currently negotiating with a bank for the possible increase to the line of credit. At March 31, 2002, $141,214 was outstanding under the line of credit agreement. The line of credit contains various financial and operating covenants.

On March 12, 2002, the Company entered into a $205,000, three year term loan agreement with a bank, with interest accruing at the lending institution's base rate plus 1% (5.75% at March 31, 2002). The loan proceeds were used to purchase a $250,000 computer server. The aggregate loan maturities are $68,000 per year for the next three years.

The line of credit and the term loan are secured by substantially all of the Company's assets.

(4)  Shareholders' Equity

On November 22, 2000, Tricon Holdings, LLC, a Florida limited liability corporation ("Tricon") a related party (see Note 7), acquired 10,000,000 shares of the Company's authorized and unissued shares of common stock and warrants to purchase 3,000,000 shares of the Company's authorized and unissued shares of common stock. The warrants are exercisable at $.33 per share and expire on November 22, 2005. Tricon acquired the Company's shares and warrants in exchange for $2,000,000, which was paid in fiscal year 2001.

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

Preferred Stock

In April 1998, the Company issued 250,000 shares of its $.001 par value preferred stock at a price of $4.00 per share, less issuance costs of $112,187. Each share of the preferred stock is convertible into approximately 4.05 shares of common stock at the election of the shareholder. The preferred stock was recorded at $887,813, net of the value of the beneficial conversion feature of $771,525. The value of the beneficial conversion feature was computed as the difference between the closing market price of the Company's common stock ($1.75 per share) and the conversion price of the preferred stock ($.988 per share) on the date the preferred stock was sold. This amount was immediately recognized as a reduction to net income available to common stockholders. The shares have a liquidation value of $4.00 per share and may pay dividends at the sole discretion of the Company. The Company does not anticipate paying dividends to the preferred shareholders in the foreseeable future. Each share of preferred stock is entitled to one vote on all matters submitted to a vote of shareholders of the Company. As of March 31, 2002, 2,500 shares of the convertible preferred stock remained unconverted and outstanding.

(5)  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

                                              March 31,       March 31,
                                                2002            2001
                                             -----------     -----------
Deferred tax assets:
  Bad debt and inventory reserves                 30,946          43,673
  Deferred compensation (stock options)          231,400         231,400
  Intangible assets                                7,410          11,643
  Accrued expenses                               155,087         237,930
  Net operating loss carryforward              1,856,732       2,127,438
                                             -----------     -----------
Deferred tax assets                            2,281,575       2,652,084
Less Valuation allowance                      (2,204,877)     (2,554,081)
                                             -----------     -----------

Total deferred tax assets                         76,698          98,003

Deferred tax liabilities:
  Depreciation                                   (76,698)        (98,003)
                                             -----------     -----------
Total net deferred taxes                     $      -        $      -
                                             ===========     ===========


The change in valuation allowance for the year ended March 31, 2002, is $349,204. At March 31, 2002, the Company had net operating loss carryforwards of approximately $4,937,000, of which $1,412,000 relate to the exercise of stock options that will result in an adjustment to equity when the benefit is realized. The net operating loss carryforwards expire in the years 2013 through 2020. The use of such net operating loss carryforwards is limited to approximately $266,000 annually; due to the November 22, 2000 change of control described in Note 4.

The reconciliation of income tax benefit computed at the U.S.
federal statutory tax rates to income tax expense is as follows:

                                              March 31,       March 31,
                                                2002            2001
                                             -----------     -----------
Income taxes (tax benefit) at
  U.S. statutory rates                       $   280,640     $  (961,080)
State and income taxes, net of
  federal tax benefit                             29,962        (102,609)
Nondeductible items                                  877           3,946
Change in valuation allowance                       -          1,026,096
Utilization of net operating losses             (311,479)           -
Other                                               -             33,647
                                             -----------     -----------
                                             $      -        $      -
                                             ===========     ===========


(6)  Stock Options and Warrants

Stock Options Granted to Employees

The Company established the 1998 Stock Option Plan (the "Plan") effective July 31, 1998, which provides for the issuance of qualified options to officers, directors and key employees, and nonqualified options to consultants and other service providers. The Company has reserved 5,000,000 shares of common stock for issuance under the Plan. The exercise prices of options issued under the Plan must be equal to or greater than the market price of the Company's common stock as of the date of issuance. The Company had 3,039,700 options outstanding under the Plan at March 31, 2002. Options issued prior to July 31, 1998 are not included in the Plan.

A summary of the status of stock options issued by the Company, together with changes during the periods indicated, is presented in the following table:

                                                 Weighted-
                                                  average
                                  Options      exercise price
                               -------------   --------------
                                               $
Balance at March 31, 2000          3,705,500             1.84
  Granted                          1,175,000             0.35
  Canceled                          (335,800)            4.73
                               -------------   --------------

Balance at March 31, 2001          4,544,700             1.24
  Granted                            387,500             1.26
  Canceled                          (695,100)            2.81
                               -------------   --------------

Balance at March 31, 2002          4,237,100             0.98
                               =============   ==============


The per share weighted-average fair value of stock options granted during fiscal 2002 and 2001 was $.70, and $.23, respectively, on the date of grant using the Black Scholes option-pricing model, as prescribed by SFAS No. 123, with the following weighted-average assumptions: dividend yield 0.0 percent and 0.0 percent; risk-free interest rates of 6.00 percent and 6.00 percent; expected lives of 3-5 years and 3-5 years, and expected volatility of 60 percent and 91 percent, respectively. At March 31, 2001, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $.16-$4.50 and 4.3 years, respectively. At March 31, 2002 and March 31, 2001, the number of options exercisable was 2,752,803 and 2,786,057, respectively, and the weighted-average exercise price of those options was $.96 and $1.14, respectively. Adjustments are made for options forfeited prior to vesting.

The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have been decreased or increased to the pro forma amounts indicated below:

                                          March 31,       March 31,
                                            2002            2001
                                         -----------    ------------
Net income (loss):        As reported    $   825,413    $ (2,826,707)
                          Pro forma      $   695,948    $ (3,251,263)

Diluted net income (loss)
per share:                As reported    $      0.04    $      (0.28)
                          Pro forma      $      0.04    $      (0.33)



Warrants

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

(7)  Related Party Transactions

Members of Tricon Holdings, which include members of the Company's board of directors: Guven Kivilcim, Huseyin Kizanlikli, and Kenneth Jacobi, have a controlling interest in Intelligent Switching & Software LLC, Florida Connect Services, Inc., Numind Software Systems, Inc., and Inmar, Inc., with which the Company conducted business with during the fiscal year ended March 31, 2002. Intelligent Switching & Software LLC and Florida Connect Services, Inc. provide the Company with certain telecommunication services, and Numind Software Systems, Inc. and Inmar, Inc. provide the Company with Internet and website consulting services. The Company paid $64,000 to Intelligent Switching & Software LLC, $44,000 to Florida Connect Services, Inc., $0 to Numind Software Systems, Inc., and Inmar, Inc., for services during the fiscal year ended March 31, 2002. The Company owed $64,100 to Intelligent Switching & Software LLC, $7,000 to Florida Connect Services, Inc., $37,300 to Numind Software Systems, Inc., and $7,000 to Inmar, Inc., which were included in the Company's accounts payable balance as of March 31, 2002.

(8)  Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effects of stock options (as calculated utilizing the treasury stock method) and the equivalent common shares of outstanding convertible preferred stock. Options and warrants and the effect of convertible securities were not included in the calculation of diluted earnings per share for fiscal 2001 because their effect would have been antidilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented:

                                                   Year Ended March 31
                                               -----------------------------
                                                   2002            2001
                                               ------------     ------------
Net income (numerator):

  Net income (loss)                            $    825,413     $ (2,826,707)
                                               ============     ============
Shares (denominator)
  Weighted average number of common shares
    outstanding used in basic computation        16,360,010        9,943,625
  Common shares issuable upon exercise
    of stock options and warrants                 3,369,358             -
  Common shares issuable upon conversion
    of preferred shares                              10,125             -
                                               ------------     ------------
  Shares used in diluted computation             19,739,493        9,943,625
                                               ============     ============

Net income (loss) per share:
  Basic                                        $       0.05     $      (0.28)
                                               ============     ============
  Diluted                                      $       0.04     $      (0.28)
                                               ============     ============


At March 31, 2002, 2,124,600 shares of common stock options and warrants, with a weighted average exercise price of $1.53, were excluded from the diluted net income per share computation as their exercise prices were greater than the average market price of the common shares for the period.

(9)  Valuation and Qualifying Accounts

Activity in the Company's Valuation and Qualifying accounts consists of the following:

                                                   2002             2001
                                               ------------     ------------
Allowance for doubtful accounts:
   Balance at beginning of period              $      9,740     $     28,747
   Provision for doubtful accounts                     (319)         (19,007)
   Write-off of uncollectible accounts
     receivable                                      (1,946)            -
                                               ------------     ------------
   Balance at end of period                    $      7,475     $      9,740

Valuation allowance for deferred tax assets:
   Balance at beginning of period              $  2,554,081     $  1,527,985
   (Deletions) / Additions                         (349,204)       1,026,096
                                               ------------     ------------
   Balance at end of period                    $  2,204,877     $  2,554,081
                                               ============     ============

(10) Commitments and Contingencies

Legal Matters

Various complaints have been filed with the Florida Board of Pharmacy. These complaints, the majority of which were filed by veterinarians who are in competition with the Company for the sale of pet prescription-required products, allege violations of the Pharmacy Practice Act and regulations promulgated thereunder. The vast majority of the complaints allege that the Company, through its pharmacists, improperly dispensed prescription-required veterinary medication based on prescriptions verified through the Company's alternate veterinarian program. The alternate veterinarian program uses a veterinarian outside the state of Florida to verify prescriptions for certain pets outside the state of Florida. While the program is not used for pets residing in the state of Florida, the complaints have, for the most part, been filed with the Florida Board of Pharmacy. Other complaints allege the dispensing of medication without a valid prescription, the sale of non-conforming products and that the Company's pharmacy is operating at the same location as another pharmacy, with which it has a contractual relationship. The Company contested all allegations and continued discussions in an attempt to reach a resolution of these matters.

In February 2002, the Company voluntarily ceased the use of its alternate veterinarian program, and in March 2002 a business decision was made to enter into a settlement agreement with the Florida Board of Pharmacy, rather than to proceed with costly and lengthy litigation. In April 2002, The Florida Board of Pharmacy approved the settlement stipulation. The Florida Board of Pharmacy did not reach any finding of fact or conclusion of law that the Company committed any wrongdoing or violated any rules or laws governing the practice of pharmacy. According to the settlement agreement, the Company's pharmacy license was placed on probation for a period of three years and the Company, the Company's pharmacists and contracted pharmacy and pharmacist, were required to pay approximately $120,000 in fines and investigative costs. The Company remains licensed with the State of Florida and continue to operate its principal business in Florida.

Additional complaints have been filed with other states' Pharmacy Boards. These complaints, the majority of which were filed by veterinarians who are in competition with the Company for the sale of pet prescription-required products, allege violations of the Pharmacy Practice Act and regulations promulgated thereunder. The vast majority of the complaints allege that the Company, through its pharmacists, improperly dispensed prescription-required veterinary medication based on prescriptions verified through the Company's alternate veterinarian program. The Company contested all allegations and continued discussions in an attempt to reach a resolution of these matters.

During fiscal 2002, there were outstanding allegations relating to the discontinued alternate veterinarian program with Alabama, Louisiana, Missouri, New Mexico, Pennsylvania, and Ohio State Pharmacy Boards. The company has or is currently in the midst of negotiating a settlement agreement with these states. To be conservative, the Company accrued $60,000 as of March 31, 2002, to cover any or all administrative fines and investigative costs associated with settlements.

In fiscal 2002, the Company reached settlement with the state of Alabama and subsequent to fiscal 2002, the Company reached settlement agreements with the Louisiana, Missouri and New Mexico. According to the settlement agreements, the Company was required to terminate the alternate veterinarian program in the state and the Company's permit was placed on probation. The Company paid approximately $35,000 in administrative fines and investigative costs relating to these states settlement agreements.

In February 2000, the United States Environmental Protection Agency ("EPA") issued a Stop Sale, Use or Removal Order to the Company regarding the alleged distribution or sale of misbranded Advantage products in violation of the Federal Insecticide, Fungicide, and Rodenticide Act ("FIFRA"), as amended. The order provides that the company shall not distribute, sell, use or remove the products listed in the order, which are allegedly misbranded. The order further provides that the Company shall not commence any sale or distribution of those products without the prior written approval from the EPA. The Stop Sale, Use or Removal Order does not assert any claim for monetary damages; rather, it is in the nature of a cease and desist order. The Company denied any alleged violations. On February 16, 2000, the Company submitted a written response to the order. The EPA assessed a fine in the amount of $445,000. In fiscal 2001 the Company accrued $445,000 of legal settlement expense.

In September 2001, the Company and the EPA entered into a Consent Agreement and Final Order ("CAFO"). The settlement agreement required the Company to pay a civil penalty of $100,000 plus interest, requiring a payment of $56,000 due on September 30, 2002 and $53,000 due on September 30, 2003, a reduction from the previously assessed fine of $445,000. For the purpose of this CAFO, the Company admitted to the jurisdictional allegations set forth, and neither admitted nor denied the alleged violations.
On September 28, 2001, the CAFO was approved and ordered by the regional judicial officer. Accordingly, a gain of $345,000 is reflected in the accompanying statement of operations to reflect the adjustment to the settlement.

On December 19, 2001, a Complaint for Violations of the Lanham Act, Trademark Dilution, Copyright Infringement, and related State law Claims was filed by 1-800 Contacts, Inc. ("Contacts") against the Company in the United States District Court in the Central District of Utah. Among Contacts' requests to the court was a request for the issuance of temporary, preliminary and permanent injunctive relief enjoining the Company's use of its logo 1-888-PetMeds and other advertising, including, but not limited to, its television commercial and website. On January 31, 2002, the Company submitted a Memorandum in Opposition to Contacts' Motion for Temporary Restraining Order and Preliminary Injunctive Relief, which disputes every one of Contacts claims as unfounded. On February 5, 2002, the parties stipulated to the entry of an injunction as to the Company's first allegedly infringing advertisement, which has not aired since December 2001, and the Company's prior website, which was updated in December 2001. The United States District Court of Utah denied Contacts' motion for a preliminary injunction with respect to any remaining issues, regarding the Company's current advertising, pending expedited discovery and further briefings. Subsequent to the year ended March 31, 2002, the Company reached a final settlement agreement with the Contacts. According to the May 2002 settlement agreement, the Company was required to pay $50,000 in fines and agreed to modify the Company's logo and advertising tagline.

On March 19, 2002, Novartis Animal Health U.S., Inc. ("Novartis") filed a complaint against the Company and two other defendants in U.S. District Court for the Southern District of Florida. Novartis purports to assert seven (7) claims related to the Company's alleged sale of pet medications produced for a Novartis Australian sister company: Count I: Infringement of Registered
Trademark Under Section 32 of the Lanham Act, 15 U.S.C.   1114;
Count II: Infringement of Unregistered Trademarks Under Section
43(a) of the Lanham Act, 15 U.S.C.   11125(a); Count III: False
Advertising Under Section 43(a) of the Lanham act, 15 U.S.C. 1125(a); Count IV: Misleading Advertising Under Florida Statutory Law; Count V: Deceptive and Unfair Trade Practices Under Florida Statutory Law; Count VI: Injury to Business Reputation Under Florida Statutory Law; Count VII: Common Law Unfair Competition.

The Company has answered the complaint and asserted defenses and affirmative defenses. The parties have met pursuant to Rule 16, S.D. Fla. L.R., and Novartis is in the process of drafting a proposed scheduling report. No discovery has been propounded, and no documents have been produced. The parties have engaged in preliminary settlement discussions; however, it is unknown whether these discussions will result in an early settlement of this matter. If not, the Company intends to defend itself vigorously, and will likely assert counterclaims. Unless and until the parties engage in substantial discovery, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the potential loss in the event of an adverse outcome at this time.

Routine Proceedings

The Company is a party to routine litigation incidental to its business. The Company's management does not believe that the resolution of any or all of such routine litigation is likely to have a material adverse effect on the Company's financial condition or results of operations.

Employment Agreements

On March 16, 2001, the Company entered into an employment agreement with its new Chief Executive Officer ("CEO"). Under the terms of this three-year agreement the Company will pay the CEO an annual salary of $150,000 for the first six months of the agreement, and thereafter his annual salary will be increased to $200,000. The Company can terminate the employment of the CEO either upon mutual consent or for cause. If the Company should terminate the CEO for cause, or if the CEO should terminate the agreement without "good reason" as described in the employment agreement, no severance benefits shall be paid. If the Company should terminate the CEO without cause, the Company must give the CEO three months notice and continue to compensate him under the terms of this employment agreement during those three months. At the end of the three-month period, the Company must pay the CEO severance benefits equal to the annual base salary of the executive, and any previously granted but unvested options shall immediately vest. If the Company should terminate the CEO for cause, as defined in employment agreement, no severance benefits shall be paid. The agreement can be terminated upon the mutual consent of the parties or upon 90 days notice by the Company during which time the Company shall continue to compensate him under the terms of his employment agreement. The Company also granted the CEO options to purchase 750,000 shares of its common stock under the Company's 1998 Stock Option Plan at an exercise price of $.32 per share, which vest at the rate of 187,500 options on each of March 16, 2001, 2002, 2003 and 2004. The employment agreements mentioned above contain customary non-disclosure provisions, as well as a non-competition restriction for a period of 18 months following the termination of the agreement.

Other

On May 1, 2001, the former Chief Financial Officer ("CFO") of the Company, provided notice of termination of his Executive Employment Agreement with the Company dated March 7, 2000, as amended. In the notice, the former CFO also demanded payment of certain benefits allegedly due under the Executive Employment Agreement. The Company continued discussions in an effort to resolve this matter, and in accordance with the CFO's Executive Employment Agreement, the Company accrued a severance charge for the amount of $120,000 in fiscal 2002. On October 31, 2001, the Company entered into a Release and Termination agreement with its former CFO. The former CFO's termination date was effective as of May 31, 2001. The agreement entitles the former CFO to receive an amount of $120,000, which was paid in fiscal 2002.
The former CFO had a right to exercise any stock options granted to him by the Company (the "vested options"), for a period of 30 days from the termination date. Additionally, the former CFO agreed to provide consulting services to the Company on financial matters until March 31, 2002, for which he was separately compensated.

On June 13, 2001, the Company entered into a Release and Termination agreement with its former Chief Operating Officer ("COO"). The former COO's termination date was effective as of May 18, 2001. The agreement entitles the former COO to receive an amount of $75,000, which was paid in fiscal 2002. The former COO had a right to exercise any stock options granted to him by the Company (the "vested options"), for a period of 30 days from the termination date. Additionally, the former COO agreed to provide consulting services to the Company on regulatory and legal matters until December 31, 2001, for which he was separately compensated.

In June 2000, the Company agreed to pay $210,000 to two former employees who had alleged wrongful termination by the Company.
Of this amount, $60,000 was paid in varying monthly installments from August 2000 through March 2001, $60,000 was paid in $5,000 installments from August 2000 through August 2001, and the remaining $90,000 is payable in twelve equal monthly installments beginning in July 2001. Such amounts have been expensed in fiscal 2000 as part of general and administrative in the accompanying statement of operations. The settlement is recorded as "accrued expenses" in the accompanying balance sheet.

Operating Lease

The Company leases their 32,000 square foot principal executive
offices and warehouse, which expires in fiscal 2007.   The
Company is responsible for certain maintenance costs, taxes and insurance under this lease. The future minimum annual lease payments as of March 31, 2002, are as follows:

      Years Ending March 31
      ---------------------

      2003                     $   315,000
      2004                         352,000
      2005                         301,000
      2006                         300,000
      2007                          50,000
                               -----------
      Total lease payments     $ 1,318,000
                               ===========

Rent expense was $149,000 for the year ended March 31, 2002.


(11) Subsequent Events

Subsequent to fiscal 2002, the Company received net proceeds of $159,000 upon the exercise and issuance of 600,000 shares of common stock, of which 300,000 shares were exercised by the Company's president.


(12) Quarterly Financial Data (unaudited)

Summarized unaudited quarterly financial data for fiscal 2002 and 2001 is as follows:



Quarter Ended:                         June 30, 2001    September 30, 2001    December 31, 2001   March 31, 2002
--------------                       ----------------   ------------------    -----------------   --------------

Sales                                $      5,363,650   $        7,762,825    $       8,248,904   $   10,650,552
Income (loss) from operations        $       (880,765)  $           56,246    $         368,433   $    1,204,026
Net income (loss)                    $     (1,090,684)  $          393,378    $         353,348   $    1,169,371
Diluted net income (loss) per share  $          (0.07)  $             0.02    $            0.02   $         0.07


Quarter Ended:                         June 30, 2000    September 30, 2000    December 31, 2000   March 31, 2001
--------------                       ----------------   ------------------    -----------------   --------------

Sales                                $      2,636,715   $        2,667,336    $       1,795,439   $    2,906,795
Loss from operations                 $       (960,837)  $         (248,212)   $        (326,564)  $   (1,103,485)
Net loss                             $     (1,037,944)  $         (298,602)   $        (364,202)  $   (1,125,959)
Net loss per share                   $          (0.16)  $            (0.05)   $           (0.03)  $        (0.04)


______________________________________________________________________

______________________________________________________________________





                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549


                      _______________________



                       PETMED EXPRESS, INC


                      _______________________



                     FORM 10-KSB ANNUAL REPORT


                     FOR THE FISCAL YEAR ENDED:

                          MARCH 31, 2002


                      _______________________


                             EXHIBITS

                      _______________________








______________________________________________________________________

______________________________________________________________________

                             EXHIBIT INDEX
                             -------------

                                                                              Incorporated
Exhibit                                                  Number of Pages           By
Number             Description                        in Original Document*     Reference
 10.6      Line of Credit Renewal Agreement with
           SouthTrust Bank, N.A.                                14                  **

 10.7      Loan Agreement with SouthTrust Bank, N.A.            16                  **

 21.1      Subsidiaries of Company                              1                   **


** Filed herewith