Form 10QSB
period 2002-06-30
PETMED EXPRESS INC
filed 2002-08-13
CIK 1040130

SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                             ____________________

                                 Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the transition period from __________ to __________


                             ____________________


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

                [X]                                     [ ]

                Yes                                      No


                 17,170,510 Common Shares, without par value
               ----------------------------------------------
               (number of common shares outstanding as of the
                     close of business on July 31, 2002)

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

When used in this quarterly report on Form 10-QSB, "PetMed Express," "PetMed Express.com," "PetMed," "1-888-PetMeds," "the Company," "we," "our," and "us" refers to PetMed Express, Inc. and our subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                   PETMED EXPRESS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET
                                (UNAUDITED)


                                                                   June 30,
                                                                     2002
                                                                 ------------
                           ASSETS
                           ------

Current assets:
   Cash and cash equivalents                                     $    229,003
   Accounts receivable, less allowance for
      doubtful accounts of $8,734                                     340,635
   Inventories                                                      4,299,055
   Prepaid expenses and other current assets                          159,049
                                                                 ------------
          Total current assets                                      5,027,742

   Property and equipment, net                                      1,351,853

   Other assets, net                                                   50,155
                                                                 ------------
Total assets                                                     $  6,429,750
                                                                 ============

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

Current liabilities:
   Accounts payable and accrued expenses                         $  3,456,290
   Current portion of loan obligation                                  68,442
                                                                 ------------
          Total current liabilities                                 3,524,732

Line of credit                                                        141,214
Loan obligation, less current portion                                 119,775
                                                                 ------------
Total liabilities                                                   3,785,721
                                                                 ------------


Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.001 par value, 5,000,000
     shares authorized; 2,500 convertible shares
     issued and outstanding with a liquidation
     preference of $4 per share                                         8,898
   Common stock, $.001 par value, 40,000,000 shares
      authorized; 16,960,010 shares issued and
      outstanding                                                      16,960
   Additional paid-in capital                                       6,687,285
   Accumulated deficit                                             (4,069,114)
                                                                 ------------
          Total shareholders' equity                                2,644,029
                                                                 ------------
Total liabilities and shareholders' equity                       $  6,429,750
                                                                 ============



   See accompanying notes to condensed consolidated financial statements

                   PETMED EXPRESS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)


                                                           Three Months Ended
                                                                June 30,

                                                          2002            2001
                                                     -------------    -------------
Sales                                                $  14,830,755    $   5,363,650
Cost of sales                                            8,568,253        3,450,889
                                                     -------------    -------------
Gross profit                                             6,262,502        1,912,761
                                                     -------------    -------------

Operating expenses:
  General and administrative                             2,083,423        1,152,517
  Advertising                                            2,807,180        1,347,653
  Severance charges                                          -              195,000
  Depreciation and amortization                             80,664           98,356
                                                     -------------    -------------
Total operating expenses                                 4,971,267        2,793,526
                                                     -------------    -------------
Income (loss) from operations                            1,291,235         (880,765)
                                                     -------------    -------------

Other income (expense):
  Loss on disposal of property and equipment                 -             (185,374)
  Interest expense                                          (5,590)         (32,060)
  Interest income                                            4,133            7,515
  Other, net                                                 2,335             -
                                                     -------------    -------------
Total other income (expense)                                   878         (209,919)
                                                     -------------    -------------

Income (loss) before provision for income taxes          1,292,113       (1,090,684)

Provision for income taxes                                 389,784             -
                                                     -------------    -------------
Net income (loss)                                    $     902,329    $  (1,090,684)
                                                     =============    =============

Net income (loss) per common share:
  Basic                                              $        0.05    $       (0.07)
                                                     =============    =============
  Diluted                                            $        0.04    $       (0.07)
                                                     =============    =============

Weighted average number of common shares
  outstanding:
    Basic                                               16,590,779       16,360,010
                                                     =============    =============
    Diluted                                             20,092,544       16,360,010
                                                     =============    =============


   See accompanying notes to condensed consolidated financial statements

                  PETMED EXPRESS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)



                                                                Three Months Ended
                                                                     June 30,

                                                               2002            2001
                                                          -------------    -------------

Cash flows from operating activities:
  Net income (loss)                                       $     902,329    $  (1,090,684)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Depreciation and amortization                               80,664           96,273
     Amortization of intangibles                                   -               2,083
     Amortization of deferred membership fee revenue               -             (60,397)
     Loss on disposal of land and building                         -             185,374
     Bad debt expense                                             1,728            3,799
     (Increase) decrease in operating assets and
       liabilities:
        Accounts receivable                                     (50,850)         (60,540)
        Inventory                                            (1,992,435)        (328,498)
        Prepaid expenses and other current assets               (10,441)           6,272
        Other assets                                               -             (41,625)
        Accounts payable and accrued expenses                   731,295          720,205
                                                          -------------    -------------
Net cash used in operating activities                          (337,710)        (567,738)
                                                          -------------    -------------

Cash flows from investing activities:
  Net proceeds from the sale of property                           -           2,016,713
  Purchases of property and equipment                          (312,461)         (24,435)
                                                          -------------    -------------
Net cash (used in) provided by investing activities            (312,461)       1,992,278
                                                          -------------    -------------

Cash flows from financing activities:
  Payments on capital lease obligations                            -             (17,581)
  Proceeds from the exercise of stock options                   159,000             -
  Payments on loan obligation                                   (17,110)            -
  Payments on mortgage payable                                     -          (1,566,833)
                                                          -------------    -------------
Net cash provided by (used in) financing activities             141,890       (1,584,414)
                                                          -------------    -------------

Net decrease in cash and cash equivalents                      (508,281)        (159,874)
Cash and cash equivalents, at beginning of period               737,284          408,699
                                                          -------------    -------------

Cash and cash equivalents, at end of period               $     229,003    $     248,825
                                                          =============    =============

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $       5,634    $      12,737
                                                          =============    =============





    See accompanying notes to condensed consolidated financial statements

              PETMED EXPRESS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)


Note 1:  Summary of Significant Accounting Policies

Organization

PetMed Express, Inc. and subsidiaries is a leading nationwide pet pharmacy. The Company delivers prescription and non-prescription pet medications along with health and nutritional supplements at a savings direct to the consumer, through the PetMed Express catalog, customer service representatives and on the Internet through our web site at
www.1888PetMeds.com.   The Company's nationwide pet pharmacy and
multi-channel approach provides attractive values for retail and wholesale customers, including: convenience, costs savings, superior customer service, enhanced shopping flexibility, ease of ordering and reordering, and rapid home delivery. The Company's executive offices are located in Pompano Beach, Florida.

The Company's fiscal year end is March 31, and references herein to fiscal 2003 or 2002 refer to the Company's fiscal years ending March 31, 2003 and 2002, respectively.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company, after elimination of intercompany accounts and transactions, at June 30, 2002, and the statements of operations for the three months ended June 30, 2002 and cash flows for the three months ended June 30, 2002. The results of operations for the three months ended June 30, 2002, are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2003. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2002. The condensed consolidated financial statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transaction has been eliminated upon consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings (Loss) Per Share

In accordance with the requirements of SFAS No. 128, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effects of stock options (as calculated utilizing the treasury stock method) and the equivalent common shares of outstanding convertible preferred stock. Options and warrants and the effect of convertible securities were not included in the calculation of diluted loss per share for the three months ended June 30, 2001, because their effect would have been antidilutive.

Note 2:  Equity

In the first quarter of fiscal 2003, the Company received net proceeds of $159,000 upon the exercise and issuance of 600,000 shares of common stock, of which 300,000 shares were exercised by the Company's
President. Subsequent to the first quarter of fiscal 2003, the Company received net proceeds of $75,663 upon the exercise and issuance of 210,500 shares of common stock, of which 187,500 shares were exercised by the Company's Chief Executive Officer.

Note 3:  Commitments and Contingencies

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

In February 2002, the Company voluntarily ceased the use of its alternate veterinarian program, and in March 2002 a business decision was made to enter into a settlement agreement with the Florida Board of Pharmacy, rather than to proceed with costly and lengthy litigation. In April 2002, the Florida Board of Pharmacy approved the settlement agreement. The Florida Board of Pharmacy did not reach any finding of fact or conclusion of law that the Company committed any wrongdoing or violated any rules or laws governing the practice of pharmacy. According to the settlement agreement, the Company's pharmacy license was placed on probation for a period of three years and the Company, the Company's pharmacists and contracted pharmacy and pharmacist, paid approximately $120,000 in fines and investigative costs, in July 2002. The Company remains licensed with the State of Florida and continues to operate its principal business in Florida.

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

In the first quarter of fiscal 2003, the Company reached settlement agreements with the Louisiana, Missouri, New Mexico, and Ohio State Pharmacy Boards. According to the settlement agreements, the Company was required to terminate the alternate veterinarian program in the state and the Company's permit was placed on probation. At June 30, 2002, the Company paid approximately $35,000 and has accrued $30,000 to cover any or all administrative fines and investigative costs associated with these settlements. There can be no assurances made that other states will not attempt to take similar actions against the Company in the future.

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

On March 19, 2002, Novartis Animal Health U.S., Inc. ("Novartis") filed a complaint against the Company and two other defendants in U.S. District Court for the Southern District of Florida. Novartis purports to assert seven (7) claims related to the Company's alleged sale of pet medications produced for a Novartis Australian sister company: Count I: Infringement of Registered Trademark Under Section
32 of the Lanham Act, 15 U.S.C. Sec. 1114; Count II: Infringement of Unregistered Trademarks Under Section 43(a) of the Lanham Act, 15
U.S.C. Sec. 11125(a); Count III: False Advertising Under Section 43(a) of the Lanham act, 15 U.S.C. Sec. 1125(a); Count IV: Misleading Advertising Under Florida Statutory Law; Count V: Deceptive and Unfair Trade Practices Under Florida Statutory Law; Count VI: Injury to Business Reputation Under Florida Statutory Law; Count VII: Common Law Unfair Competition.

The Company has answered the complaint and asserted defenses and affirmative defenses. The parties have met pursuant to Rule 16, S.D. Fla. L.R., and filed a proposed joint scheduling report. No discovery has been propounded, and no documents have been produced. The parties have engaged in preliminary settlement discussions; however, it is unknown whether these discussions will result in an early settlement of this matter. If not, the Company intends to defend itself vigorously, and will likely assert counterclaims. Unless and until the parties engage in substantial discovery, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the potential loss in the event of an adverse outcome at this time.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

PetMed Express was incorporated in the state of Florida in January 1996. From inception until approximately August 1996, the Company's operations consisted mostly of start-up activities that included the development of a business plan and the initial activities involved in obtaining the necessary licenses and permits to dispense prescription medications. The Company began selling pet medications and products in September 1996, and in the fall of 1997 the Company issued its first catalog. This catalog displayed approximately 1,200 items, including prescription and non-prescription pet medications, pet health and nutritional supplements and pet accessories. The Company has recently focused its product line to approximately 600 of the most popular items for dogs and cats. The Company also markets products on its web site. Since October 1997, the Company has advertised its products on national television and through the direct mailing of catalogs.

The Company's sales consist of products sold to mainly retail consumers and minimal wholesale consumers. Typically, the Company's retail customers pay by credit card or check at the time the order is shipped. The Company usually receives cash settlement in one to three banking days for sales paid for by credit cards, which minimizes the accounts receivable balances relative to the Company's sales. Certain wholesale customers are extended credit terms, which usually require payment within 30 days of delivery. To date, the Company's sales returns average approximately 2% of sales, and the current average purchase is approximately $70.


Critical Accounting Policies

Our discussion and analysis of our financial condition and the results of our operations are based upon our condensed consolidated financial statements and the data used to prepare them. The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. On an ongoing basis we re-evaluate our judgements and estimates including those related to product returns, bad debts, inventories, long-lived assets, income taxes, litigation and contingencies. We base our estimates and judgements on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. Our estimates are guided by observing the following critical accounting policies.

Revenue recognition

We generate our revenue by selling pet medication products to mainly retail consumers and minimal wholesale consumers. Our policy is to recognize revenue from product sales upon shipment, when the rights and risk of ownership have passed to the consumer. Outbound shipping and handling fees are included in sales and are billed upon shipment. Shipping and handling expenses are included in cost of sales.

The majority of our sales are paid by credit cards and we usually receive the cash settlement in one to three banking days. Credit card sales minimize our account receivable balances relative to our sales. We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers' inability to make required payments. We make our estimates of the uncollectibility of our accounts receivable by analyzing historical bad debts and current economic trends. At June 30, 2002 the allowance for doubtful accounts was $8,734.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications that are available for sale and are priced at the lower of cost or market value using a weighted average cost method. We write down our inventory for estimated obsolescence.

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

Advertising

The Company's advertising expense consists primarily of television advertising, catalog and postcard production, and mailing costs. Television costs are expensed as the ads are televised and catalog and postcard costs are expensed when the related catalog and postcards are produced, distributed or superseded.

Accounting for income taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, which generally requires recognition of deferred tax assets and liabilities for the expected future tax benefits or consequences of events that have been included in the condensed consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting carrying values and the tax bases of assets and liabilities, and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse.

Results of Operations

The following should be read in conjunction with the Company's condensed consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain items appearing in the Company's condensed consolidated statements of operations.


                                                       Three Months Ended
                                                  -------------------------------
                                                  June 30, 2002     June 30, 2001
                                                  -------------     -------------

Net sales                                                 100.0   %         100.0  %
Cost of sales                                              57.8              64.3
                                                  -------------     -------------
Gross profit                                               42.2              35.7
                                                  -------------     -------------

Operating expenses:
  General and administrative                               14.0              21.5
  Advertising                                              18.9              25.1
  Severance charges                                          -                3.6
  Depreciation and amortization                             0.6               1.8
                                                  -------------     -------------
Total operating expenses                                   33.5              52.0
                                                  -------------     -------------

Income (loss) from operations                               8.7             (16.3)
                                                  -------------     -------------

Other income (expense):
  Loss on disposal of property and equipment               -                 (3.5)
  Interest expense                                         -                 (0.6)
  Interest income                                          -                  0.1
  Other, net                                               -                 -
                                                  -------------     -------------
Total other income (expense)                               -                 (4.0)
                                                  -------------     -------------

Income (loss) before provision for income taxes             8.7             (20.3)

Provision for income taxes                                  2.6              -
                                                  -------------     -------------
Net income (loss)                                           6.1             (20.3)
                                                  =============     =============

Three Months Ended June 30, 2002 Compared With Three Months Ended June
30, 2001

Sales
-----

Sales for the first quarter of fiscal 2003 increased by approximately $9,467,000, or 176.5%, to approximately $14,831,000 for the quarter ended June 30, 2002, from approximately $5,364,000 for the quarter ended June 30, 2001. The increase in sales is primarily due to the positive effects of increased advertising and reorder sales. The Company has committed certain amounts specifically designated towards television advertising to stimulate sales and create brand awareness. Historically, sales have a tendency to increase in the first and second fiscal quarters due to the seasonality of certain pet medications. The Company cannot accurately predict future sales, however, based on current circumstances the Company does expect increases to the second quarter sales of fiscal 2003.

Cost of sales
-------------

Cost of sales for the first quarter of fiscal 2003 increased by approximately $5,117,000, or 148.3%, to approximately $8,568,000 for the quarter ended June 30, 2002, from approximately $3,451,000 for the quarter ended June 30, 2001. The increase to cost of sales for the three months ended June 30, 2002 is directly related to the increase in retail sales. However, as a percent of sales, the cost of sales was 57.8% in the first quarter of fiscal 2003, as compared to 64.3 % in the first quarter of fiscal 2002. This percentage reduction can be attributed to the Company's continued efforts to purchase medications in larger quantities, by bulk, to take advantage of any and all purchasing discounts available.

Gross profit
------------

Gross profit increased by approximately $4,350,000, or 227.4%, to approximately $6,263,000 for the quarter ended June 30, 2002 from approximately $1,913,000 for the quarter ended June 30, 2001. Gross profit as a percentage of sales for the quarter ended June 30, 2002 and 2001 was 42.2% and 35.7%, respectively.

General and administrative expenses
-----------------------------------

General and administrative expense increased by approximately $931,000, or 80.8%, to approximately $2,083,000 for the quarter ended June 30, 2002 from approximately $1,152,000 for the quarter ended June 30, 2001. The increase in general and administrative expense in the first quarter of fiscal 2003 is primarily attributable to a $625,000 increase to payroll expenses, $265,000 increase to bank service and credit card fees, $70,000 increase to professional fees, and a $21,000 increase in property expenses, which includes utilities and rental expenses, offset with a $50,000 decrease to telephone expenses due to a switch in local and long distance carriers. The increase to payroll expenses can be attributed to the addition of new employees in the sales, customer and pharmacy departments, which enabled the company to sustain its continued growth.

Advertising expenses
--------------------

Advertising expenses increased by approximately $1,459,000, or approximately 108.3%, to approximately $2,807,000 for the quarter ended June 30, 2002 from approximately $1,348,000 for the quarter ended June 30, 2001. The significant increase in advertising expense for the three months ended June 30, 2002 was due to the Company's plan to commit certain amounts specifically designated towards television advertising to stimulate sales and create brand awareness. The Company expects this trend in advertising to continue into the second quarter of 2003.

Severance charges
-----------------

Severance charges for the three months ended June 30, 2001 of $195,000 relate to severance due to two former executive officers, the CFO and COO, of the Company. On June 13, 2001, the Company entered into a Release and Termination agreement with its former COO. The former COO's termination date was effective as of May 18, 2001. The agreement entitles the former COO to receive an amount equal to one year's base salary, in the amount of $75,000. On May 1, 2001, the former CFO of the Company, provided notice of termination of his Executive Employment Agreement with the Company dated March 7, 2000, as amended. In the notice, the former CFO also demanded payment of certain benefits allegedly due under the Executive Employment Agreement. The Company continued discussions in an effort to resolve this matter, and in accordance with the CFO's Executive Employment Agreement, the Company accrued a severance charge in the first quarter of fiscal 2002, for the amount of $120,000.

On October 31, 2001, the Company entered into a Release and Termination agreement with its former CFO. The former CFO's termination date was effective as of May 31, 2001. The agreement entitled the former CFO to receive an amount equal to one year's base salary, in the amount of $120,000, which was paid in fiscal 2002. Additionally, the former CFO agreed to provide consulting services to the Company on financial matters until March 31, 2002, for which he was separately compensated, and paid in fiscal 2002.

Depreciation and amortization expenses
--------------------------------------

Depreciation and amortization expenses decreased by approximately $17,000, or 17.4%, to approximately $81,000 for the quarter ended June 30, 2002 from approximately $98,000 for the quarter ended June 30, 2001. The slight decrease to depreciation and amortization expense for the three months ended June 30, 2002 can be attributed to the sale of the corporate office building in the first quarter of fiscal 2002, offset with depreciation expense related to increased property additions since the first quarter of fiscal 2002.

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

Interest expense
----------------

Interest expense decreased by approximately $26,000, or 82.6%, to approximately $6,000 for the quarter ended June 30, 2002 from approximately $32,000 for the quarter ended June 30, 2001. The decrease to interest expense for the three months ended June 30, 2002 can be attributed to a reduction in interest expense relating to the mortgage payoff of the Company's principal executive offices in the first quarter of fiscal 2002.

Provision for income taxes
--------------------------

The Company had incurred significant net losses since its inception in 1996. These losses have resulted in net operating loss carryforwards and deferred tax assets, which have been used by the Company to offset tax liabilities, which may have been incurred in prior periods. The Company recorded a valuation allowance against the deferred income tax assets, since future utilization of these assets is subject to the Company's ability to generate taxable income. For the three months ended June 30, 2002, the Company established an income tax provision to provide for taxable income as the utilization of net operating loss carryforwards are limited.

Liquidity and Capital Resources

The Company's working capital at June 30, 2002 was $1,503,000, as compared to the $1,347,000 deficiency at June 30, 2001, an increase of approximately $2,850,000 from the deficiency at June 30, 2001. The increase in working capital at June 30, 2002 was primarily attributable to a significant increase in inventory offset with a smaller increase in accounts payable due to cash flows generated from increased sales. Net cash used in operating activities was $338,000 and $568,000 for the quarter ended June 30, 2002 and 2001, respectively. Net cash used in investing activities was $312,000 for the quarter ended June 30, 2002 as compared to net cash provided by investing activities of $1,992,000 for the quarter ended June 30, 2001. This change can be attributed to the receipt of proceeds from the sale of the corporate office building and land in the first quarter of fiscal 2002. Net cash provided by financing activities increased to $142,000 for the quarter ended June 30, 2002 as compared to net cash used in financing activities of $1,584,000 for the quarter ended June 30, 2001. This increase relates directly to the satisfaction of the mortgage on the corporate office building.

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

At quarter ended June 30, 2002, borrowings under the line of credit were limited to $150,000. At June 30, 2002, $141,214 was outstanding under the line of credit agreement. On March 12, 2002, the Company renewed the $150,000 line of credit with SouthTrust Bank, effective through May 13, 2003, with an interest rate at the lending institution's base rate plus 1%. On July 22, 2002, the Company executed an agreement which increased the line of credit to
$1,000,000, effective through June 22, 2003.   The new line of credit
is secured by substantially all of our assets, interest is at the bank's base lending rate plus 1% (5.75% at July 31, 2002), and contains various financial and operating covenants.

The Company had approximately $250,000 planned for capital expenditure commitments for the warehouse expansion and fulfillment automation, during the first quarter fiscal 2003, which was funded through cash from operations. On July 19, 2002 the new warehouse and fulfillment automation project was completed. The Company believes this expansion project will triple the current capacity. The Company had financed certain equipment acquisitions with capital leases, as of June 30, 2002 the Company had no outstanding lease commitments.
Other than working capital, credit line, and cash from operations, the Company presently has no other alternative source of working capital.

For the year ended March 31, 2001, the Company had incurred significant operating losses and cash flow deficiencies. However, for the year ended March 31, 2002 the Company had net income of $825,000, and for the quarter ended June 30, 2002 the Company had net income of $902,000, and the Company has sustained profitability for four consecutive quarters. Additionally, the Company has committed certain amounts specifically designated towards advertising to stimulate sales growth. However, increased advertising may negatively impact our short term profitability. The Company may seek to raise additional capital in the future, through the sale of equity securities. No assurances can be given that the Company will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to the Company. At this time, the Company has no commitments or plans to obtain additional capital. Further, there can be no assurances that even if such additional capital is obtained that the Company will sustain profitability or positive cash flow.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None.


Item 2.   Changes in Securities and Use of Proceeds.

None.


Item 3.   Defaults Upon Senior Securities

None


Item 4.   Submission of Matters to a Vote of Security Holders.

None


Item 5.   Other Information.

None


Item 6.   Exhibits and Reports on Form 8-K.

(a)	The following exhibits are filed as part of this report.

99.1    Certification of Principal Executive Officer Pursuant to 18 U.S.C.
        Section 1350 (filed herewith to Exhibit 99.1 of the Registrant's Report on Form 10-Q for the quarter ended June 30, 2002,
        Commission File No. 000-28827).

99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C.
        Section 1350 (filed herewith to Exhibit 99.2 of the Registrant's Report on Form 10-Q for the quarter ended June 30, 2002,
        Commission File No. 000-28827).

99.3	Line of Credit Agreement with SouthTrust Bank, N.A. (filed
        herewith to Exhibit 99.3 of the Registrant's Report on Form 10-Q for the quarter ended June 30, 2002, Commission File No. 000-28827).


(b)     Reports on Form 8-K during the fiscal quarter ended June 30, 2002

None

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.
(The "Registrant")

Date: August 12, 2002


By:_____/s/  Menderes Akdag__________
   Menderes Akdag

   Chief Executive Officer
   (principal executive officer)


By:___/s/  Bruce S. Rosenbloom_______
   Bruce S. Rosenbloom

   Chief Financial Officer
   (principal financial and accounting officer)

______________________________________________________________________
______________________________________________________________________





                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549


                     _______________________



                       PETMED EXPRESS, INC.


                     _______________________




                  FORM 10-QSB QUARTERLY REPORT


                     FOR THE QUARTER ENDED:

                         JUNE 30, 2002



                     _______________________


                            EXHIBITS

                     _______________________









______________________________________________________________________
______________________________________________________________________

                          EXHIBIT INDEX
                          -------------

Exhibit                                           Number of Pages     Incorporated
Number    Description                               in Original             By
                                                     Document +           Reference

99.1      Certification of Principal Executive
          Officer Pursuant to 18 U.S.C. Section
          1350                                           1                   **


99.2      Certification of Principal Financial
          Officer Pursuant to 18 U.S.C. Section
          1350                                           1                   **


99.3      Line of Credit Agreement with
          SouthTrust Bank, N.A.                          11                  **


**	Filed herewith