Form 10QSB
period 2002-09-30
PETMED EXPRESS INC
filed 2002-11-05
CIK 1040130

SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549
                            ____________________

                                Form 10-QSB

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

             For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from __________ to ___________

                            ____________________


                      Commission File Number: 000-28827

                            PETMED EXPRESS, INC.
           ------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)


            FLORIDA                                  65-0680967
-------------------------------         ------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
 Incorporation or Organization)


            1441 S.W. 29th Avenue, Pompano Beach, Florida   33069
           ---------------------------------------------------------
           (Address of Principal Executive Offices)       (Zip Code)


Registrant's Telephone Number, Including Area Code:  (954) 979-5995
                                                   -------------------

Indicate by check [X] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

                    [X]                         [ ]
                    Yes                         No

            17,658,010 Common Shares, $.001 par value per share
            ---------------------------------------------------
              (number of common shares outstanding as of the
                   close of business on October 31, 2002)


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

When used in this quarterly report on Form 10-QSB, "PetMed Express," "PetMed Express.com," "PetMed," "1-800-PetMeds," "1-888-PetMeds," "the Company," "we," "our," and "us" refers to PetMed Express, Inc. and our subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

               PETMED EXPRESS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET
                            (UNAUDITED)

                                                              September 30,
                                                                   2002
                                                              -------------
                             ASSETS
                             ------

Current assets:
   Cash and cash equivalents                                  $   1,083,804
   Accounts receivable, less allowance for
      doubtful accounts of $14,530                                  575,860
   Inventories                                                    3,898,739
   Prepaid expenses and other current assets                        177,783
                                                              -------------
          Total current assets                                    5,736,186

   Property and equipment, net                                    1,504,622
   Intangible asset                                                 365,000
   Other assets, net                                                200,155
                                                              -------------
Total assets                                                  $   7,805,963
                                                              =============

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

Current liabilities:
   Accounts payable and accrued expenses                      $   4,472,618
   Current portion of loan obligation                                68,442
                                                              -------------
          Total current liabilities                               4,541,060

Loan obligation, less current portion                               102,664
                                                              -------------

Total liabilities                                                 4,643,724
                                                              -------------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.001 par value, 5,000,000
     shares authorized; 2,500 convertible shares
     issued and outstanding with a liquidation
     preference of $4 per share                                       8,898
   Common stock, $.001 par value, 40,000,000 shares
     authorized; 17,658,010 shares issued and outstanding            17,658
   Additional paid-in capital                                     6,999,910
   Accumulated deficit                                           (3,864,227)
                                                              -------------
          Total shareholders' equity                              3,162,239
                                                              -------------

Total liabilities and shareholders' equity                    $   7,805,963
                                                              =============




See accompanying notes to condensed consolidated financial statements

               PETMED EXPRESS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                     Three Months Ended                  Six Months Ended
                                         September 30,                     September 30,
                                -----------------------------    ------------------------------
                                    2002             2001             2002             2001
                                ------------    -------------    -------------    -------------
Sales                           $ 14,229,702    $   7,762,825    $  29,060,457    $  13,126,475
Cost of sales                      8,029,410        4,681,379       16,597,663        8,132,268
                                ------------    -------------    -------------    -------------
Gross profit                       6,200,292        3,081,446       12,462,794        4,994,207
                                ------------    -------------    -------------    -------------

Operating expenses:
  General and administrative       1,974,189        1,497,590        4,057,612        2,650,107
  Advertising                      3,832,241        1,437,810        6,639,421        2,785,463
  Severance charges                     -                -                -             195,000
  Depreciation and amortization       86,108           89,800          166,772          188,156
                                ------------    -------------    -------------    -------------
Total operating expenses           5,892,538        3,025,200       10,863,805        5,818,726
                                ------------    -------------    -------------    -------------

Income (loss) from operations        307,754           56,246        1,598,989         (824,519)
                                ------------    -------------    -------------    -------------

Other income (expense):
  Adjustment of estimate for
    legal settlement                    -             345,000             -             345,000
  Loss on disposal of property
    and equipment                       -                -                -            (185,374)
  Interest expense                    (4,450)          (8,985)         (10,040)         (41,045)
  Interest income                      1,824            4,934            5,957           12,449
  Other, net                             952           (3,817)           3,287           (3,817)
                                ------------    -------------    -------------    -------------
Total other income (expense)          (1,674)         337,132             (796)         127,213
                                ------------    -------------    -------------    -------------

Income (loss) before provision
  for income taxes                   306,080          393,378        1,598,193         (697,306)

Provision for income taxes           101,193             -             490,977             -
                                ------------    -------------    -------------    -------------
Net income (loss)               $    204,887    $     393,378    $   1,107,216    $    (697,306)
                                ============    =============    =============    =============

Net income (loss) per common
share:
  Basic                         $       0.01    $        0.02    $        0.07    $       (0.04)
                                ============    =============    =============    =============
  Diluted                       $       0.01    $        0.02    $        0.05    $       (0.04)
                                ============    =============    =============    =============

Weighted average number of
common shares outstanding:
  Basic                           17,173,499       16,360,010       16,883,731       16,360,010
                                ============    =============    =============    =============
  Diluted                         21,356,196       18,101,946       20,655,407       16,360,010
                                ============    =============    =============    =============



See accompanying notes to condensed consolidated financial statements

               PETMED EXPRESS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                                                                Six Months Ended
                                                        September 30,     September 30,
                                                            2002              2001
                                                        -------------     -------------
Cash flows from operating activities:
   Net income (loss)                                     $  1,107,216     $    (697,306)
   Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
      Depreciation and amortization                           166,772           185,448
      Stock option income tax benefit                          78,660              -
      Amortization of intangibles                                -                2,708
      Amortization of deferred membership fee
        revenue                                                  -              (95,570)
      Loss on disposal of property and equipment                 -              185,374
      Bad debt expense                                         11,596             6,831
      (Increase) decrease in operating assets and
      liabilities:
         Accounts receivable                                 (295,943)         (158,612)
         Inventory                                         (1,592,119)       (1,433,227)
         Prepaid expenses and other current assets            (29,175)          (77,915)
         Other assets                                        (150,000)          (42,500)
         Accounts payable and accrued expenses              1,747,623         1,587,450
                                                        -------------     -------------
Net cash provided by (used in) operating activities         1,044,630          (537,319)
                                                        -------------     -------------

Cash flows from investing activities:
   Net proceeds from the sale of property                        -            2,016,921
   Purchases of property and equipment                       (551,338)         (124,442)
   Purchase of intangible asset                              (365,000)             -
                                                        -------------     -------------
Net cash (used in) provided by investing activities          (916,338)        1,892,479
                                                        -------------     -------------

Cash flows from financing activities:
   Payments on capital lease obligations                         -              (79,713)
   Proceeds from the exercise of stock options
     and warrants                                             393,663              -
   Payments on loan obligation                                (34,221)             -
   Payments on line of credit                                (141,214)
   Payments on mortgage payable                                  -           (1,566,833)
                                                        -------------     -------------
Net cash provided by (used in) financing activities           218,228        (1,646,546)
                                                        -------------     -------------

Net increase (decrease) in cash and cash equivalents          346,520          (291,386)
Cash and cash equivalents, at beginning of period             737,284           408,699
                                                        -------------     -------------
Cash and cash equivalents, at end of period             $   1,083,804     $     117,313
                                                        =============     =============

Supplemental disclosure of cash flow information:

   Cash paid for interest                               $      10,514     $      21,378
                                                        =============     =============



See accompanying notes to condensed consolidated financial statements

               PETMED EXPRESS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)


Note 1:  Summary of Significant Accounting Policies
         ------------------------------------------

Organization
------------

PetMed Express, Inc. and subsidiaries is a leading nationwide pet pharmacy. The Company markets prescription and non-prescription pet medications along with health and nutritional supplements for cats and dogs direct to the consumer. The Company offers consumers an attractive alternative for obtaining pet medications in terms of convenience, price, and speed of delivery.

The Company markets its products through national television, on-line and direct mail advertising campaigns, which aim to increase the recognition of the "1-800-PetMeds" brand name, increase traffic on its web site at www.1800PetMeds.com , acquire new customers, and maximize repeat purchases. The Company's executive offices are located in Pompano Beach, Florida.

The Company's fiscal year end is March 31, and references herein to fiscal 2003 or 2002 refer to the Company's fiscal years ending March 31, 2003 and 2002, respectively.

Basis of Presentation and Consolidation
---------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company, after elimination of intercompany accounts and transactions, at September 30, 2002, and the statements of operations for the three and six months ended September 30, 2002 and cash flows for the six months ended September 30, 2002. The results of operations for the three and six months ended September 30, 2002, are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2003. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2002. The condensed consolidated financial statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transaction has been eliminated upon consolidation.

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

Earnings (Loss) Per Share
-------------------------

In accordance with the requirements of SFAS No. 128, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effects of stock options (as calculated utilizing the treasury stock method) and the equivalent common shares of outstanding convertible preferred stock. Options and warrants and the effect of convertible securities were not included in the calculation of diluted loss per share for the six months ended September 30, 2001, because their effect would have been antidilutive.


Note 2:  Intangible Asset
         ----------------
In the second quarter of fiscal 2003, the Company obtained the rights to a toll free phone number for $365,000.

Note 3:  Equity
         ------

In the second quarter of fiscal 2003, the Company received net proceeds of $234,663 upon the exercise of stock options and warrants and issuance of 698,000 shares of common stock, of which 375,000 shares were exercised by the Company's Chief Executive Officer, and 300,000 shares were exercised by the Company's majority shareholder, Tricon Holdings LLC.

Note 4:  Commitments and Contingencies
         -----------------------------

Legal Matters
-------------

Various complaints had been filed with the Florida Board of Pharmacy. These complaints, the majority of which were filed by veterinarians who are in competition with the Company for the sale of pet prescription-required products, alleged violations of the Pharmacy Practice Act and regulations promulgated thereunder. The vast majority of the complaints alleged that the Company, through its pharmacists, improperly dispensed prescription-required veterinary medication based on prescriptions verified through the Company's discontinued alternate veterinarian program. The alternate veterinarian program used a veterinarian outside the state of Florida to verify prescriptions for certain pets outside the state of Florida. While the program was not used for pets residing in the state of Florida, the complaints had, for the most part, been filed with the Florida Board of Pharmacy. Other complaints alleged the dispensing of medication without a valid prescription, the sale of non-conforming products and that the Company's pharmacy was operating at the same location as another pharmacy, with which it had a contractual relationship. The Company contested all allegations and continued discussions in an attempt to reach a resolution of these matters.

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

In the first quarter of fiscal 2003, the Company reached settlement agreements with the Louisiana, Missouri, New Mexico, and Ohio State Pharmacy Boards. According to the settlement agreements, the Company was required to terminate the alternate veterinarian program in the state and the Company's permit was placed on probation. At September 30, 2002, the Company has accrued $16,000 to cover any or all administrative fines and investigative costs associated with these settlements. There can be no assurances made that other states will not attempt to take similar actions against the Company in the future.

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

In September 2001, the Company and the EPA entered into a Consent Agreement and Final Order ("CAFO"). The settlement agreement required the Company to pay a civil penalty of $100,000 plus interest, requiring a payment of $56,000, which was paid in September 2002, and $53,000 due on September 30, 2003, a reduction from the previously assessed fine of $445,000. For the purpose of this CAFO, the Company admitted to the jurisdictional allegations set forth, and neither admitted nor denied the alleged violations. On September 28, 2001, the CAFO was approved and ordered by the regional judicial officer.

On March 19, 2002, Novartis Animal Health U.S., Inc. ("Novartis") filed a complaint against the Company and two other defendants in U.S. District Court for the Southern District of Florida. Novartis purports to assert seven (7) claims related to the Company's alleged sale of pet medications produced for a Novartis Australian sister company: Count I: Infringement of Registered Trademark Under Section 32 of the Lanham Act, 15 U.S.C. Sec. 1114; Count II: Infringement of Unregistered Trademarks Under Section 43(a) of the Lanham Act, 15 U.S.C. Sec. 1125(a); Count III: False Advertising Under Section 43(a) of the Lanham act, 15 U.S.C. Sec, 1125(a); Count IV: Misleading Advertising Under Florida Statutory Law; Count V: Deceptive and Unfair Trade Practices Under Florida Statutory Law; Count VI: Injury to Business Reputation Under Florida Statutory Law; Count VII: Common Law Unfair Competition.

The Company has answered the complaint and asserted defenses and affirmative defenses. The court issued a scheduling order, which sets the case for trial on the court's November 2003 trial calendar. No discovery has been propounded, and no documents have been produced. The parties have engaged in substantial settlement discussions and agreed on the material terms of settlement; however, at this point, no written settlement agreement has been executed. In the absence of a settlement, the Company would defend itself vigorously, and would likely assert counterclaims. Because the parties have not engaged in substantial discovery, it is not possible at this time to evaluate the likelihood of an unfavorable outcome or estimate any potential loss in the event of an adverse outcome.

The Company is a defendant in a lawsuit in Texas state district court seeking injunctive and monetary relief styled Texas State Board of Pharmacy and State Board of Veterinary Medical Examiners v. PetMed Express, Inc. Cause No.GN-202514, in the 201st Judicial District Court, Travis County, Texas. The Company has only recently filed in the lawsuit its initial pleading, denying the allegations contained therein. The Company will vigorously defend, is confident of its compliance with the applicable law, and finds wrong-on-the-facts the vast majority of the allegations contained in the Plaintiffs' supporting documentation attached to the lawsuit. At this early stage of the litigation it is difficult to assess any possible outcome or estimate any potential loss in the event of an adverse outcome.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         -----------------------------------------------------------

Overview
--------

The Company's common shares are traded on the OTC Bulletin Board ("OTCBB") under the symbol "PETS". On October 3, 2002, the Company submitted an application for listing on the American Stock Exchange. The Company is presently in the review stage, no assurances can be made that the Company will be accepted for listing.

PetMed Express was incorporated in the state of Florida in January 1996. The Company began selling pet medications and products in September 1996, and in the fall of 1997 the Company issued its first catalog. This catalog displayed approximately 1,200 items, including prescription and non-prescription pet medications, pet health and nutritional supplements and pet accessories. The Company has recently focused its product line to approximately 600 of the most popular items for dogs and cats. The Company also markets products on its web site. Since October 1997, the Company has advertised its products on national television and through the direct mailing of catalogs.

The Company's sales consist of products sold to mainly retail consumers and minimal wholesale customers. Typically, the Company's retail customers pay by credit card or check at the time the order is shipped. The Company usually receives cash settlement in one to three banking days for sales paid for by credit cards, which minimizes the accounts receivable balances relative to the Company's sales. Certain wholesale customers are extended credit terms, which usually require payment within 30 days of delivery. To date, the Company's sales returns average approximately 2% of sales, and the current average purchase is approximately $70.


Critical Accounting Policies
----------------------------

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

Revenue recognition

We generate our revenue by selling pet medication products to mainly retail consumers and minimal wholesale customers. Our policy is to recognize revenue from product sales upon shipment, when the rights and risk of ownership have passed to the consumer. Outbound shipping and handling fees are included in sales and are billed upon shipment. Shipping and handling expenses are included in cost of sales.

The majority of our sales are paid by credit cards and we usually receive the cash settlement in one to three banking days. Credit card sales minimize our account receivable balances relative to our sales. We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers' inability to make required payments. We make our estimates of the uncollectibility of our accounts receivable by analyzing historical bad debts and current economic trends. At September 30, 2002 the allowance for doubtful accounts was approximately $15,000.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications that are available for sale and are priced at the lower of cost or market value using a weighted average cost method. We write down our inventory for estimated obsolescence. At September 30, 2002 the inventory reserve was approximately $80,000.


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


                                         Three Months Ended             Six Months Ended
                                  ----------------------------    -----------------------------
                                  September 30    September 30    September 30     September 30
                                      2002           2001             2002            2001
                                  ------------    ------------    ------------     ------------

Net sales                            100.0   %       100.0   %       100.0   %        100.0   %
Cost of sales                         56.4            60.3            57.1             62.0
                                  --------        --------        --------         --------
Gross profit                          43.6            39.7            42.9             38.0
                                  --------        --------        --------         --------

Operating expenses:
  General and administrative          13.9            19.3            14.0             20.2
  Advertising                         26.9            18.5            22.8             21.2
  Severance charges                     -               -               -               1.5
  Depreciation and amortization        0.6             1.2             0.6              1.4
                                  --------        --------        --------         --------
Total operating expenses              41.4            39.0            37.4             44.3
                                  --------        --------        --------         --------

Income (loss) from operations          2.2             0.7             5.5             (6.3)
                                  --------        --------        --------         --------

Other income (expense):
  Adjustment of estimate for legal
    settlement                          -              4.5              -               2.6
  Loss on disposal of property and
    equipment                           -               -               -              (1.4)
  Interest expense                      -             (0.1)             -              (0.3)
  Interest income                       -              0.1              -               0.1
  Other, net                            -             (0.1)             -                -
                                  --------        --------        --------         --------
Total other income (expense)            -              4.4              -               1.0
                                  --------        --------        --------         --------

Income (loss) before provision
  for income taxes                     2.2             5.1             5.5             (5.3)

Provision for income taxes             0.8              -              1.7               -
                                  --------        --------        --------         --------

Net income (loss)                      1.4             5.1             3.8             (5.3)
                                  ========        ========        ========         ========


Three Months Ended September 30, 2002 Compared With Three Months Ended September 30, 2001, and Six Months Ended September 30, 2002 Compared With Six Months Ended September 30, 2001

Sales
-----

Sales for the second quarter of fiscal 2003 increased by approximately $6,467,000, or 83.3%, to approximately $14,230,000 for the quarter ended September 30, 2002, from approximately $7,763,000 for the quarter ended September 30, 2001. For the six months ended September 30, 2002, sales increased by approximately $15,934,000, or 121.4%, to approximately $29,060,000 compared to sales of $13,126,000 for the six months ended September 30, 2001. The increase in sales for the three months and six months ended September 30, 2002 is primarily due to the positive effects of increased advertising and increased retail reorders, offset by a decrease in wholesale sales.

The Company has committed certain amounts specifically designated towards television advertising to stimulate sales, create brand awareness, and acquire new customers. Retail new order sales have increased by approximately $9,225,000, or 121.4%, to approximately $16,823,000 for the six months ended September 30, 2002, from approximately $7,598,000 for the six months ended September 30, 2001. Retail reorder sales have increased by approximately $8,496,000, or 234.2%, to approximately $12,123,000 for the six months ended September 30, 2002, from approximately $3,627,000 for the six months ended September 30, 2001. Wholesale sales have decreased by approximately $1,787,000, or 94.0%, to approximately $114,000 for the six months ended September 30, 2002, from approximately $1,901,000 for the six months ended September 30, 2001. The Company has discontinued its wholesale operations to concentrate on retail sales.

The majority of our product sales are affected by the seasons due to the seasonality of mainly heartworm and flea and tick medications. Industry seasonality trends, according to Fountain Agricounsel LLC, Management Consultants to Agribusiness, are divided into percentage of
industry sales by quarter.   For the quarters ended March 31, June 30,
September 30, and December 31 industry sales are 19%, 37%, 28%, and 16%, respectively. The Company cannot accurately predict future sales, however, based on current circumstances the Company does not expect a significant variance compared to the industry standards in the third and fourth quarter of fiscal 2003.

Cost of sales
-------------

Cost of sales for the second quarter of fiscal 2003 increased by approximately $3,348,000, or 71.5%, to approximately $8,029,000 for the quarter ended September 30, 2002, from approximately $4,681,000 for the quarter ended September 30, 2001. For the six months ended September 30, 2002, cost of sales increased by approximately $8,466,000, or 104.1%, to approximately $16,598,000 compared to cost of sales of $8,132,000 for the six months ended September 30, 2001. The increase to cost of sales for the three months and six months ended September 30, 2002 is directly related to the increase to retail sales. However, as a percent of sales, the cost of sales was 56.4% in the second quarter of fiscal 2003, as compared to 60.3% in the second quarter of fiscal 2002. This percentage reduction can be attributed to the Company's continued efforts to purchase medications in larger quantities, by bulk, to take advantage of any and all purchasing discounts available.

Gross profit
------------

Gross profit increased by approximately $3,118,000, or 101.2%, to approximately $6,200,000 for the quarter ended September 30, 2002 from approximately $3,082,000 for the quarter ended September 30, 2001.
For the six months ended September 30, 2002, gross profit increased by approximately $7,469,000, or 149.6%, to approximately $12,463,000 compared to gross profit of $4,994,000 for the six months ended September 30, 2001. Gross profit as a percentage of sales for the quarter ended September 30, 2002 and 2001 was 43.6% and 39.7%, respectively.

General and administrative expenses
-----------------------------------

General and administrative expense increased by approximately $477,000, or 31.8%, to approximately $1,974,000 for the quarter ended September 30, 2002 from approximately $1,497,000 for the quarter ended September 30, 2001. The increase in general and administrative expense for the second quarter of fiscal 2003 is primarily attributable to a $446,000 increase to payroll expenses, $131,000 increase to bank service and credit card fees, $47,000 increase in property expenses, which includes utilities and rental expenses, $39,000 increase to insurance expenses, and a $35,000 increase to office and other expenses, offset with a $161,000 reduction to professional fees due to the hiring of full time pharmacists, and a $60,000 decrease to telephone expenses due to a switch in local and long distance carriers. The increase to payroll expenses can be attributed to the addition of new employees in the sales, customer service and pharmacy departments, which enabled the company to sustain its continued growth.

For the six months ended September 30, 2002, general and administrative expense increased by approximately $1,408,000, or 53.1%, to approximately $4,058,000 compared to general and administrative expense of $2,650,000 for the six months ended September 30, 2001. The increase in general and administrative expense for the six months ended September 30, 2002 is primarily attributable to a $1,071,000 increase to payroll expenses, $395,000 increase to bank service and credit card fees, $67,000 increase in property expenses, which includes utilities and rental expenses, $47,000 increase to insurance expenses, and a $28,000 increase to office and other expenses, offset with a $111,000 decrease to telephone expenses due to a switch in local and long distance carriers and a $89,000 reduction to professional fees due to the hiring of full time pharmacists. The increase to payroll expenses can be attributed to the addition of new employees in the sales, customer service and pharmacy departments, which enabled the company to sustain its continued growth.

Advertising expenses
--------------------

Advertising expenses increased by approximately $2,394,000, or approximately 166.5%, to approximately $3,832,000 for the quarter ended September 30, 2002 from approximately $1,438,000 for the quarter ended September 30, 2001. For the six months ended September 30, 2002, advertising expense increased by approximately $3,854,000, or 138.4%, to approximately $6,639,000 compared to advertising expense of $2,785,000 for the six months ended September 30, 2001. The significant increase in advertising expense for the three months and six months ended September 30, 2002 was due to the Company's plan to commit certain amounts specifically designated towards television advertising to stimulate sales, create brand awareness, and acquire new customers. The Company expects this trend in advertising to continue into the third and fourth quarter of fiscal 2003.

Severance charges
-----------------

Severance charges for the six months ended September 30, 2001 of $195,000 relates to severance paid to two former executive officers, the Chief Financial Officer ("CFO") and Chief Operating Officer
("COO"), of the Company. The Company had no comparable charges in the six months ended September 30, 2002.

Depreciation and amortization expenses
--------------------------------------

Depreciation and amortization expenses decreased by approximately $4,000, or 4.1%, to approximately $86,000 for the quarter ended September 30, 2002 from approximately $90,000 for the quarter ended September 30, 2001. For the six months ended September 30, 2002, depreciation and amortization expense decreased by approximately $21,000, or 11.4%, to approximately $167,000 compared to depreciation and amortization expense of $188,000 for the six months ended September 30, 2001. The slight decrease to depreciation and amortization expense for the three months and six months ended September 30, 2002 can be attributed to the sale of the corporate office building in the first quarter of fiscal 2002, offset with depreciation expense related to increased property additions since the first quarter of fiscal 2002.

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

Loss on disposal of property and equipment
------------------------------------------

In the first quarter of fiscal 2002, the Company recorded a loss on disposal of land and building of $185,000. The loss was a result of the sale of the corporate office building, which includes the principal executive offices and warehouse, to an unrelated third party. The Company received gross proceeds of $2,150,000, of which approximately $1,561,000 was used to pay off the mortgage.

Interest expense
----------------

Interest expense decreased by approximately $5,000, or 50.5%, to approximately $4,000 for the quarter ended September 30, 2002 from approximately $9,000 for the quarter ended September 30, 2001. For the six months ended September 30, 2002, interest expense decreased by approximately $31,000, or 75.5%, to approximately $10,000 compared to interest expense of $41,000 for the six months ended September 30, 2001. Interest expense may increase in future quarters, due to the Company utilizing its line of credit to increase inventory levels.


Provision for income taxes
--------------------------

The Company had incurred significant net losses since its inception in 1996. These losses have resulted in net operating loss carryforwards and deferred tax assets, which have been used by the Company to offset tax liabilities, which may have been incurred in prior periods. The Company recorded a valuation allowance against the deferred income tax assets, since future utilization of these assets is subject to the Company's ability to generate taxable income. For the three and six months ended September 30, 2002, the Company established an income tax provision for approximately $101,000 and $491,000, respectively, to provide for taxable income as the utilization of net operating loss carryforwards are limited.


Liquidity and Capital Resources

The Company's working capital at September 30, 2002 was $1,195,000, as compared to the $965,000 deficiency at September 30, 2001, an increase of approximately $2,160,000 from the deficiency at September 30, 2001. The increase in working capital at September 30, 2002 was primarily attributable to a significant increase in cash and inventory, offset with a smaller increase in accounts payable, due to cash flows generated from operations. Net cash provided by operating activities was $1,045,000 for the six months ended September 30, 2002 as compared to net cash used in operating activities of $537,000 for the six months ended September 20, 2001. Net cash used in investing activities was $916,000 for the six months ended September 30, 2002 as compared to net cash provided by investing activities of $1,892,000 for the six months ended September 30, 2001. This change can be attributed to the receipt of proceeds from the sale of the corporate office building and land in the first quarter of fiscal 2002. Net cash provided by financing activities increased to $218,000 for the six months ended September 30, 2002 as compared to net cash used in financing activities of $1,647,000 for the six months ended September 30, 2001. This increase relates directly to the satisfaction of the mortgage on the corporate office building in fiscal 2002 and the exercise of stock options and warrants in fiscal 2003.

On May 31, 2001, the Company sold their 50,000 square foot office building, which houses the Company's principal executive offices and warehouse, to an unrelated third party. The Company received gross proceeds of $2,150,000, of which approximately $1,561,000 was used to pay off the mortgage, and the Company recognized a loss on the sale of approximately $185,000. The Company then entered into a five-year term lease agreement for 20,000 of the 50,000 square foot Pompano Beach office building. Then on February 22, 2002, the Company entered into a lease addendum which added approximately 12,000 square feet, effective June 1, 2002, to accommodate the Company's warehouse expansion. According to the lease addendum, all additional costs, approximately $150,000, associated with tenant improvements related to the warehouse expansion, will be paid by the lessee. These tenant improvements of $153,000 were capitalized and paid in full in the second quarter of fiscal 2003.

On March 12, 2002, the Company entered into a $205,000, three year term loan agreement with SouthTrust Bank, with interest accruing at the lending institution's base rate plus 1% (5.75% at October 31, 2002). The loan proceeds were used to purchase a $250,000 computer server. The aggregate loan maturities are $68,000 per year for the next three years.

On July 22, 2002, the Company executed an agreement which increased the line of credit to $1,000,000, effective through June 22, 2003.
The new line of credit is secured by substantially all of our assets, interest is at the bank's base lending rate plus 1% (4.75% at October 31, 2002), and contains various financial and operating covenants. During the quarter ended September 30, 2002, the Company paid down the $141,000 balance of the line of credit. At September 30, 2002, there was no balance outstanding under the line of credit agreement.

On July 19, 2002 the new warehouse and fulfillment automation project was completed. The Company believes this expansion project has tripled its capacity. The Company had financed certain equipment acquisitions with capital leases, as of September 30, 2002 the Company had no outstanding lease commitments. Other than working capital, credit line, and cash from operations, the Company presently has no other alternative source of working capital. The Company has approximately $150,000 planned for capital expenditure commitments for various plant and computer equipment for the third and fourth quarters of fiscal 2003, which will be funded through cash from operations.

For the year ended March 31, 2001, the Company had incurred significant operating losses and cash flow deficiencies. However, for the year ended March 31, 2002 the Company had net income of $825,000, and for the six months ended September 30, 2002 the Company had net income of $1,107,000, and the Company has sustained profitability for five consecutive quarters. Additionally, the Company has committed certain amounts specifically designated towards advertising to stimulate sales growth. However, increases to advertising may negatively impact our short term profitability. The Company may seek to raise additional capital in the future, through the sale of equity securities. No assurances can be given that the Company will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to the Company. At this time, the Company has no commitments or plans to obtain additional capital. Further, there can be no assurances that even if such additional capital is obtained that the Company will sustain profitability or positive cash flow.

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

None.


Item 2.   Changes in Securities and Use of Proceeds.

None.


Item 3.   Defaults Upon Senior Securities

None


Item 4.   Submission of Matters to a Vote of Security Holders.

None


Item 5.   Other Information.

On October 3, 2002, the Company submitted an application for listing on the American Stock Exchange. The Company is presently in the review stage, no assurances can be made that the Company will be accepted for listing.



Item 6.   Exhibits and Reports on Form 8-K.

(a)       The following exhibits are filed as part of this report.

99.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith to Exhibit 99.1 of the Registrant's Report on Form 10-QSB for the quarter ended September 30, 2002, Commission File No. 000-28827).

99.2      Certification of Principal Financial Officer Pursuant to
          18 U.S.C. Section 1350 (filed herewith to Exhibit 99.2 of the Registrant's Report on Form 10-QSB for the quarter ended September 30, 2002, Commission File No. 000-28827).

(b)       Reports on Form 8-K during the fiscal quarter ended September
          30, 2002

None

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.
 (The "Registrant")

Date: November 5, 2002

By:_/s/  Menderes Akdag__________
         Menderes Akdag

         Chief Executive Officer
      (principal executive officer)



By:_/s/  Bruce S. Rosenbloom______
        Bruce S. Rosenbloom

         Chief Financial Officer
(principal financial and accounting officer)

______________________________________________________________________
______________________________________________________________________





                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549


                      _______________________



                        PETMED EXPRESS, INC.


                      _______________________



                    FORM 10-QSB QUARTERLY REPORT


                       FOR THE QUARTER ENDED:

                         SEPTEMBER 30, 2002



                      _______________________


                             EXHIBITS

                      _______________________








______________________________________________________________________
______________________________________________________________________

                             EXHIBIT INDEX
                             -------------
                                              Number of Pages    Incorporated
Exhibit                                         in Original           By
Number      Description                           Document *       Reference
------      -----------                       ---------------    -------------


99.1        Certification of Principal
            Executive Officer Pursuant to 18
            U.S.C. Section 1350                        1               **


99.2        Certification of Principal
            Financial Officer Pursuant to 18
            U.S.C. Section 1350                        1               **


**   Filed herewith