Form 10QSB/A
period 2002-09-30
PETMED EXPRESS INC
filed 2002-11-14
CIK 1040130

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                              FORM 10-QSB/A

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended September 30, 2002
                                      --------------------

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______to_______

Commission File Number: 000-28827

                             PETMED EXPRESS, INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

         Florida                                            65-0680967
-------------------------------                         -------------------
(State or other jurisdiction of                           (IRS Employer
Incorporation or organization)            		Identification No.)


                 1441 SW 29 Avenue, Pompano Beach, FL 33069
                 ------------------------------------------
                  (Address of Principal executive offices)


Issuer's telephone number, including area code: (954) 979-5995
                                               -----------------


                     APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 17,658,010 shares as of October 31, 2002.

     PetMed Express, Inc. hereby amends its Report on Form 10-QSB for the period ended September 30, 2002 to include the following additional information which was inadvertently omitted from the original Report as filed with the SEC on November 5, 2002.


Part I.

Item 3. Controls and Procedures

     The Company's management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of November 14, 2002 (the "Evaluation Date"), within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

                             SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

November 14, 2002                     PetMed Express , Inc.


                                      By: /s/ Menderes Akdag
                                         -----------------------------
                                         Menderes Akdag
                                         Chief Executive Officer
                                         (principal executive officer)


                                      By: /s/ Bruce S. Rosenbloom
                                         -----------------------------
                                         Bruce S. Rosenbloom
                                         Chief Financial Officer
                                         (principal financial officer)

                           CERTIFICATION

     I, MENDERES AKDAG, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of PetMed Express, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



November 14, 2002                       By: /s/ Menderes Akdag
                                           ---------------------------
                                           Menderes Akdag
                                           Chief Executive Officer

                          CERTIFICATION

     I, BRUCE S. ROSENBLOOM, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of PetMed Express, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officers and I are responsible for establishing for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 14, 2002                  By: /s/ Bruce S. Rosenbloom
                                      ---------------------------
                                      Bruce S. Rosenbloom
                                      Chief Financial Officer