Form 10QSB
period 2002-12-31
PETMED EXPRESS INC
filed 2003-02-10
CIK 1040130

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549

                                Form 10-QSB

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended December 31, 2002

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

                                 (954) 979-5995
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                               PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court:

Yes [ ]     No [X]

                       APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,658,010 Common Shares, $.001 par value per share

Transitional Small Business Disclosure Form (check one):
Yes [ ]     No [X]

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                PETMED EXPRESS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET
                             (UNAUDITED)


                                                             December 31,
                                                                 2002
                                                             ------------
                           ASSETS
                           ------
Current assets:
   Cash and cash equivalents                                 $    131,273
   Accounts receivable, less allowance for
      doubtful accounts of $10,263                                411,346
   Inventories                                                  6,643,721
   Prepaid expenses and other current assets                      190,915
                                                             ------------
          Total current assets                                  7,377,255

   Property and equipment, net                                  1,520,589
   Intangible asset                                               365,000
   Other assets, net                                              200,155
                                                             ------------
Total assets                                                 $  9,462,999
                                                             ============

              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------

Current liabilities:
   Accounts payable and accrued expenses                     $  4,712,055
   Line of credit                                               1,000,000
   Current portion of loan obligation                              68,442
                                                             ------------
          Total current liabilities                             5,780,497

Loan obligation, less current portion                              85,553
                                                             ------------

Total liabilities                                               5,866,050
                                                             ------------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.001 par value, 5,000,000
     shares authorized; 2,500 convertible shares
     issued and outstanding with a liquidation
     preference of $4 per share                                     8,898
   Common stock, $.001 par value, 40,000,000 shares
     authorized; 17,658,010 shares issued and
     outstanding                                                   17,658
   Additional paid-in capital                                   6,999,910
   Accumulated deficit                                         (3,429,517)
                                                             ------------
          Total shareholders' equity                            3,596,949
                                                             ------------

Total liabilities and shareholders' equity                   $  9,462,999
                                                             ============



 See accompanying notes to condensed consolidated financial statements

                  PETMED EXPRESS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                                 Three Months Ended                   Nine Months Ended
                                                     December 31,                        December 31,

                                               2002              2001               2002             2001
                                          --------------    -------------     --------------    --------------
Sales                                     $   11,050,124    $   8,248,901     $   40,110,581    $   21,375,376
Cost of sales                                  6,341,577        4,666,066         22,939,240        12,798,334
                                          --------------    -------------     --------------    --------------
Gross profit                                   4,708,547        3,582,835         17,171,341         8,577,042
                                          --------------    -------------     --------------    --------------

Operating expenses:
  General and administrative                   1,801,081        1,589,912          5,858,693         4,240,019
  Advertising                                  2,116,258        1,549,154          8,755,679         4,334,617
  Severance charges                                 -                -                  -              195,000
  Depreciation and amortization                   97,939           75,336            264,711           263,492
                                          --------------    -------------     --------------    --------------
Total operating expenses                       4,015,278        3,214,402         14,879,083         9,033,128
                                          --------------    -------------     --------------    --------------

Income (loss) from operations                    693,269          368,433          2,292,258          (456,086)
                                          --------------    -------------     --------------    --------------

Other income (expense):
  Adjustment of estimate for legal
    settlement                                      -                -                  -              345,000
  Gain (loss) on disposal of property
    and equipment                                 15,000              109             15,000          (185,265)
  Interest expense                                (8,876)          (4,333)           (18,916)          (45,378)
  Interest income                                    505            2,734              6,462            15,183
  Other, net                                       1,247          (13,595)             4,534           (17,412)
                                          --------------    -------------     --------------    --------------
Total other income (expense)                       7,876          (15,085)             7,080           112,128
                                          --------------    -------------     --------------    --------------

Income (loss) before provision for
  income taxes                                   701,145          353,348          2,299,338          (343,958)

Provision for income taxes                       266,435             -               757,412              -
                                          --------------    -------------     --------------    --------------
Net income (loss)                         $      434,710    $     353,348     $    1,541,926    $     (343,958)
                                          ==============    =============     ==============    ==============

Net income (loss) per common share:
  Basic                                   $         0.03    $        0.02     $         0.09    $        (0.02)
                                          ==============    =============     ==============    ==============
  Diluted                                 $         0.02    $        0.02     $         0.07    $        (0.02)
                                          ==============    =============     ==============    ==============

Weighted average number of common
  shares outstanding:
  Basic                                       17,658,010       16,360,010         17,142,763        16,360,010
                                          ==============    =============     ==============    ==============
  Diluted                                     21,662,154       18,263,436         20,999,411        16,360,010
                                          ==============    =============     ==============    ==============




 See accompanying notes to condensed consolidated financial statements

                 PETMED EXPRESS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                                   Nine Months Ended
                                                             December 31,        December 31,
                                                                 2002                2001
                                                             ------------        ------------
Cash flows from operating activities:
  Net income (loss)                                          $  1,541,926        $   (343,958)
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
        Depreciation and amortization                             264,711             260,159
        Stock option income tax benefit                            78,660                -
        Amortization of intangibles                                  -                  3,333
        Amortization of deferred membership fee revenue              -               (118,570)
        (Gain) loss on disposal of property and equipment         (15,000)            185,265
        Bad debt expense                                            7,329               7,181
        (Increase) decrease in operating assets
          and liabilities:
             Accounts receivable                                 (127,154)              6,428
             Inventory                                         (4,337,101)         (1,192,042)
             Prepaid expenses and other current assets            (42,307)            (67,773)
             Other assets                                        (150,000)            (43,125)
             Accounts payable and accrued expenses              1,987,060           1,293,948
                                                             ------------        ------------
Net cash used in operating activities                            (791,876)             (9,154)

Cash flows from investing activities:
  Net proceeds from the sale of property and equipment             15,000           2,016,921
  Purchases of property and equipment                            (665,252)           (289,985)
  Purchase of intangible asset                                   (365,000)               -
                                                             ------------        ------------
Net cash (used in) provided by investing activities            (1,015,252)          1,726,936
                                                             ------------        ------------

Cash flows from financing activities:
  Payments on capital lease obligations                              -               (123,999)
  Proceeds from the exercise of stock options and warrants        393,663                -
  Payments on loan obligation                                     (51,332)               -
  Borrowings on line of credit                                    858,786
  Payments on mortgage payable                                       -             (1,566,833)
                                                             ------------        ------------
Net cash provided by (used in) financing activities             1,201,117          (1,690,832)
                                                             ------------        ------------

Net (decrease) increase in cash and cash equivalents             (606,011)             26,950
Cash and cash equivalents, at beginning of period                 737,284             408,699
                                                             ------------        ------------

Cash and cash equivalents, at end of period                  $    131,273        $    435,649
                                                             ============        ============

Supplemental disclosure of cash flow information:

  Cash paid for interest                                     $     17,287        $     25,803
                                                             ============        ============
  Cash paid for income taxes                                 $     28,000        $       -
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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company, after elimination of intercompany accounts and transactions, at December 31, 2002, and the statements of operations for the three and nine months ended December 31, 2002 and cash flows for the nine months ended December 31, 2002. The results of operations for the three and nine months ended December 31, 2002, are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2003. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2002. The condensed consolidated financial statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transaction has been eliminated upon consolidation.

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

Earnings (Loss) Per Share

In accordance with the requirements of SFAS No. 128, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effects of stock options (as calculated utilizing the treasury stock method) and the equivalent common shares of outstanding convertible preferred stock. Options and warrants and the effect of convertible securities were not included in the calculation of diluted loss per share for the nine months ended December 31, 2001, because their effect would have been antidilutive.

Note 2:  Line of Credit

On July 22, 2002, the Company executed an agreement which increased the line of credit to $1,000,000, effective through June 22, 2003.
The line of credit is secured by substantially all of our assets, interest is at the bank's base lending rate (4.25% at January 31, 2003), and contains various financial and operating covenants. In the third quarter of fiscal 2003, the Company utilized the remaining balance of its $1,000,000 line of credit. The line of credit proceeds were used primarily to increase the Company's inventory levels, in efforts to prepare for the upcoming flea and tick season. At December 31, 2002, there was $1,000,000 outstanding under the line of credit agreement.

Note 3:  Commitments and Contingencies

Legal Matters

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

In fiscal 2003, the Company reached settlement agreements with the Louisiana, Missouri, New Mexico, and Ohio State Pharmacy Boards. According to the settlement agreements, the Company was required to terminate the alternate veterinarian program in the state and the Company's permit was placed on probation. As of December 31, 2002, the Company had paid all fines in full to cover any or all administrative and investigative costs associated with these settlements. At December 31, 2002, there was no accrual relating to these settlements. There can be no assurances made that other states will not attempt to take similar actions against the Company in the future.

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

The Company is a defendant in a lawsuit in Texas state district court seeking injunctive and monetary relief styled Texas State Board of Pharmacy and State Board of Veterinary Medical Examiners v. PetMed Express, Inc. Cause No. GN-202514, in the 201st Judicial District Court, Travis County, Texas. The Company in its initial pleading denied the allegations contained therein. The Company will vigorously defend, is confident of its compliance with the applicable law, and finds wrong-on-the-facts the vast majority of the allegations contained in the Plaintiffs' supporting documentation attached to the lawsuit. Discovery has recently commenced. At this early stage of the litigation it is difficult to assess any possible outcome or estimate any potential loss in the event of an adverse outcome.

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

PetMed Express was incorporated in the state of Florida in January 1996. The Company began selling pet medications and products in September 1996, and in the fall of 1997 the Company issued its first catalog. This catalog displayed approximately 1,200 items, including prescription and non-prescription pet medications, pet health and nutritional supplements and pet accessories. In fiscal 2001, the Company focused its product line to approximately 600 of the most popular pet medications for dogs and cats. The Company also markets products on its web site. Since October 1997, the Company has advertised its products on national television and through the direct mailing of catalogs.

The Company's sales consist of products sold to mainly retail consumers and minimal wholesale customers. Typically, the Company's retail customers pay by credit card or check at the time the order is shipped. The Company usually receives cash settlement in one to three banking days for sales paid for by credit cards, which minimizes the accounts receivable balances relative to the Company's sales. Certain wholesale customers are extended credit terms, which usually require payment within 30 days of delivery. For the quarter ended December 31, 2002, the Company's sales returns average was approximately 1.5% of sales, and the average purchase was approximately $69.

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

The majority of our sales are paid by credit cards and we usually receive the cash settlement in one to three banking days. Credit card sales minimize our account receivable balances relative to our sales. We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers' inability to make required payments. We make our estimates of the uncollectibility of our accounts receivable by analyzing historical bad debts and current economic trends. At December 31, 2002 the allowance for doubtful accounts was approximately $10,000.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications that are available for sale and are priced at the lower of cost or market value using a weighted average cost method. We write down our inventory for estimated obsolescence. At December 31, 2002 the inventory reserve was approximately $136,000.

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

Advertising

The Company's advertising expense consists primarily of television advertising, internet marketing, catalog and postcard production, and mailing costs. Television costs are expensed as the ads are televised and catalog and postcard costs are expensed when the related catalog and postcards are produced, distributed or superseded.

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


                                         Three Months Ended               Nine Months Ended
                                     December 31    December 31        December 31    December 31
                                         2002           2001              2002            2001
                                     -----------    -----------        -----------    -----------
Net sales                                  100.0 %        100.0 %            100.0 %        100.0 %
Cost of sales                               57.4           56.5               57.2           59.9
                                     -----------    -----------        -----------    -----------
Gross profit                                42.6           43.5               42.8           40.1
                                     -----------    -----------        -----------    -----------

Operating expenses:
  General and administrative                16.3           19.3               14.6           19.8
  Advertising                               19.1           18.8               21.8           20.3
  Severance charges                           -              -                  -             0.9
  Depreciation and amortization              0.9            0.9                0.7            1.2
                                     -----------    -----------        -----------    -----------
Total operating expenses                    36.3           39.0               37.1           42.2
                                     -----------    -----------        -----------    -----------

Income (loss) from operations                6.3            4.5                5.7           (2.1)
                                     -----------    -----------        -----------    -----------

Other income (expense):
  Adjustment of estimate for legal
    settlement                                -              -                  -             1.6
  Gain (loss) on disposal of
    property and equipment                   0.2             -                  -            (0.9)
  Interest expense                          (0.1)          (0.1)                -            (0.2)
  Interest income                             -              -                  -              -
  Other, net                                  -            (0.1)                -              -
                                     -----------    -----------        -----------    -----------
Total other income (expense)                 0.1           (0.2)                -             0.5
                                     -----------    -----------        -----------    -----------

Income (loss) before provision for
  income taxes                               6.4            4.3                5.7           (1.6)

Provision for income taxes                   2.4             -                 1.9             -
                                     -----------    -----------        -----------    -----------
Net income (loss)                            4.0            4.3                3.8           (1.6)
                                     ===========    ===========        ===========    ===========

Three Months Ended December 31, 2002 Compared With Three Months Ended December 31, 2001, and Nine Months Ended December 31, 2002 Compared With Nine Months Ended December 31, 2001

Sales
-----

Sales increased by approximately $2,801,000, or 34.0%, to approximately $11,050,000 for the quarter ended December 31, 2002, from approximately $8,249,000 for the quarter ended December 31, 2001. For the nine months ended December 31, 2002, sales increased by approximately $18,736,000, or 87.7%, to approximately $40,111,000 compared to sales of $21,375,000 for the nine months ended December 31, 2001. The increase in sales for the three months and nine months ended December 31, 2002 is primarily due to the positive effects of increased advertising and increased retail reorders, offset by a decrease in wholesale sales.

The Company has committed certain amounts specifically designated towards television advertising to stimulate sales, create brand awareness, and acquire new customers. Retail new order sales have increased by approximately $9,162,000, or 72.4%, to approximately $21,810,000 for the nine months ended December 31, 2002, from approximately $12,648,000 for the nine months ended December 31, 2001. Retail reorder sales have increased by approximately $11,855,000, or 189.1%, to approximately $18,124,000 for the nine months ended December 31, 2002, from approximately $6,269,000 for the nine months ended December 31, 2001. Wholesale sales have decreased by approximately $2,281,000, or 92.8%, to approximately $176,000 for the nine months ended December 31, 2002, from approximately $2,457,000 for the nine months ended December 31, 2001. The Company has discontinued its wholesale operations to concentrate on retail sales.

The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm and flea and tick medications. Industry seasonality trends, according to Fountain Agricounsel LLC, Management Consultants to Agribusiness, are divided into percentage of
industry sales by quarter.   For the quarters ended March 31, June 30,
September 30, and December 31 industry sales are 19%, 37%, 28%, and 16%, respectively. The Company cannot accurately predict future sales, however, based on current circumstances the Company does not expect a significant variance compared to the industry standards in the fourth quarter of fiscal 2003.

Cost of sales
-------------

Cost of sales increased by approximately $1,676,000, or 35.9%, to approximately $6,342,000 for the quarter ended December 31, 2002, from approximately $4,666,000 for the quarter ended December 31, 2001. For the nine months ended December 31, 2002, cost of sales increased by approximately $10,141,000, or 79.2%, to approximately $22,939,000 compared to cost of sales of $12,798,000 for the nine months ended December 31, 2001. The increase to cost of sales for the three months and nine months ended December 31, 2002 is directly related to the increase to retail sales. However, as a percent of sales, the cost of sales was 57.2% for the nine months ended December 31, 2002, as compared to 59.9% for the nine months ended December 31, 2001. This percentage reduction can be attributed to the Company's continued efforts to purchase medications in larger quantities, by bulk, to take advantage of any and all purchasing discounts available.

Gross profit
------------

Gross profit increased by approximately $1,126,000, or 31.4%, to approximately $4,709,000 for the quarter ended December 31, 2002 from approximately $3,583,000 for the quarter ended December 31, 2001. For the nine months ended December 31, 2002, gross profit increased by approximately $8,594,000, or 100.2%, to approximately $17,171,000 compared to gross profit of $8,577,000 for the nine months ended December 31, 2001. Gross profit as a percentage of sales for the nine months ended December 31, 2002 and 2001 was 42.8% and 40.1%, respectively.

General and administrative expenses
-----------------------------------

General and administrative expense increased by approximately $211,000, or 13.3%, to approximately $1,801,000 for the quarter ended December 31, 2002 from approximately $1,590,000 for the quarter ended December 31, 2001. The increase in general and administrative expense for the third quarter of fiscal 2003 is primarily attributable to a $171,000 increase to payroll expenses, $43,000 increase to bank service and credit card fees, $38,000 increase in property expenses, which includes utilities and rental expenses, $18,000 increase to insurance expenses, and a $18,000 increase to telephone expenses, offset with a $70,000 reduction to professional fees due to the hiring of full time pharmacists, and a $7,000 decrease to office and other expenses. The increase to payroll expenses can be attributed to the addition of new employees in the sales, customer service and pharmacy departments, which enabled the company to sustain its continued growth.

For the nine months ended December 31, 2002, general and administrative expense increased by approximately $1,619,000, or 38.2%, to approximately $5,859,000 compared to general and administrative expense of $4,240,000 for the nine months ended December 31, 2001. The increase in general and administrative expense for the nine months ended December 31, 2002 is primarily attributable to a $1,242,000 increase to payroll expenses, $438,000 increase to bank service and credit card fees, $106,000 increase in property expenses, which includes utilities and rental expenses, $65,000 increase to insurance expenses, and a $21,000 increase to office and other expenses, offset with a $160,000 reduction to professional fees due to the hiring of full time pharmacists and reduced legal expenses and a $93,000 decrease to telephone expenses due to a switch in local and long distance carriers. The increase to payroll expenses can be attributed to the addition of new employees in the sales, customer service and pharmacy departments, which enabled the company to sustain its continued growth.

Advertising expenses
--------------------

Advertising expenses increased by approximately $567,000, or approximately 36.6%, to approximately $2,116,000 for the quarter ended December 31, 2002 from approximately $1,549,000 for the quarter ended December 31, 2001. For the nine months ended December 31, 2002, advertising expense increased by approximately $4,421,000, or 102.0%, to approximately $8,756,000 compared to advertising expense of $4,335,000 for the nine months ended December 31, 2001. The increase in advertising expense for the three months and nine months ended December 31, 2002 was due to the Company's plan to commit certain amounts specifically designated towards television advertising to stimulate sales, create brand awareness, and acquire new customers. The Company expects this trend in advertising to continue into the fourth quarter of fiscal 2003.

Severance charges
-----------------

Severance charges for the nine months ended December 31, 2001 of $195,000 relates to severance paid to two former executive officers, the Chief Financial Officer and Chief Operating Officer, of the Company. The Company had no comparable charges in the nine months ended December 31, 2002.

Depreciation and amortization expenses
--------------------------------------

Depreciation and amortization expenses increased by approximately $23,000, or 30.0%, to approximately $98,000 for the quarter ended December 31, 2002 from approximately $75,000 for the quarter ended December 31, 2001. For the nine months ended December 31, 2002, depreciation and amortization expense increased by approximately $1,000, or 0.5%, to approximately $265,000 compared to depreciation and amortization expense of $264,000 for the nine months ended December 31, 2001. The increase to depreciation and amortization expense for the three months and nine months ended December 31, 2002 can be attributed to depreciation expense related to increased property and equipment additions since the first quarter of fiscal 2002, offset with the sale of the corporate office building in the first quarter of fiscal 2002.

Adjustment of estimate for legal settlement
-------------------------------------------

In the second quarter of fiscal 2002, the Company recognized income of $345,000 on a reversal of a legal assessment estimate, which was originally booked in the fourth quarter of the fiscal year ended March 31, 2001. In September 2001, the Company and the EPA entered into a Consent Agreement and Final Order. The settlement agreement requires the Company to pay a civil penalty of $100,000 plus interest, a reduction from the original $445,000 fine.

Gain or loss on disposal of property and equipment
--------------------------------------------------

In the third quarter of fiscal 2003, the Company recorded a gain on disposal of computer equipment of $15,000. The computer equipment was sold to an unrelated third party and the Company received gross proceeds of $15,000. In the first quarter of fiscal 2002, the Company recorded a loss on disposal of land and building of $185,000. The loss was a result of the sale of the corporate office building, which includes the principal executive offices and warehouse, to an unrelated third party. The Company received gross proceeds of $2,150,000, of which approximately $1,561,000 was used to pay off the mortgage.

Interest expense
----------------

Interest expense increased by approximately $5,000, or 104.9%, to approximately $9,000 for the quarter ended December 31, 2002 from approximately $4,000 for the quarter ended December 31, 2001. For the nine months ended December 31, 2002, interest expense decreased by approximately $26,000, or 58.3%, to approximately $19,000 compared to interest expense of $45,000 for the nine months ended December 31, 2001. Interest expense may increase further in future quarters, due to the Company utilizing its $1,000,000 line of credit to increase inventory levels.

Provision for income taxes
--------------------------

The Company had incurred significant net losses since its inception in 1996. These losses have resulted in net operating loss carryforwards and deferred tax assets, which have been used by the Company to offset tax liabilities, which may have been incurred in prior periods. The Company recorded a valuation allowance against the deferred income tax assets, since future utilization of these assets is subject to the Company's ability to generate taxable income. For the three and nine months ended December 31, 2002, the Company established an income tax provision for approximately $266,000 and $757,000, respectively, to provide for taxable income as the utilization of net operating loss carryforwards are limited.

Liquidity and Capital Resources

The Company's working capital at December 31, 2002 was $1,597,000, as compared to the $734,000 deficiency at December 31, 2001, an increase of approximately $2,331,000 from the working capital at December 31, 2001. The increase in working capital at December 31, 2002 was primarily attributable to cash flow generated from operations, which resulted in an increase in inventory, offset with a smaller increase in accounts payable. Net cash used in operating activities was $792,000 for the nine months ended December 31, 2002 as compared to net cash used in operating activities of $9,000 for the nine months ended December 31, 2001. Net cash used in investing activities was $1,015,000 for the nine months ended December 31, 2002 as compared to net cash provided by investing activities of $1,727,000 for the nine months ended December 31, 2001. This change can be attributed to the receipt of proceeds from the sale of the corporate office building and land in the first quarter of fiscal 2002. Net cash provided by financing activities increased to $1,201,000 for the nine months ended December 31, 2002 as compared to net cash used in financing activities of $1,691,000 for the nine months ended December 31, 2001. This increase relates directly to the satisfaction of the mortgage on the corporate office building in fiscal 2002, additional borrowings under the Company's line of credit agreement and the exercise of stock options and warrants in fiscal 2003.

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

On March 12, 2002, the Company entered into a $205,000, three year term loan agreement with SouthTrust Bank, with interest accruing at the lending institution's base rate plus 1% (5.25% at January 31, 2003). The loan proceeds were used to purchase a $250,000 computer server. The aggregate loan maturities are $68,000 per year for the next three years.

On July 19, 2002 the new warehouse and fulfillment automation project was completed. The Company believes this expansion project has tripled its capacity. The Company had financed certain equipment acquisitions with capital leases, as of December 31, 2002 the Company had no outstanding lease commitments. Other than working capital, credit line, and cash from operations, the Company presently has no other alternative source of working capital. The Company has approximately $100,000 planned for capital expenditure commitments for various plant and computer equipment for the fourth quarter of fiscal 2003, which will be funded through cash from operations.

On July 22, 2002, the Company executed an agreement which increased the line of credit to $1,000,000, effective through June 22, 2003.
The line of credit is secured by substantially all of our assets, interest is at the bank's base lending rate (4.25% at January 31, 2003), and contains various financial and operating covenants. In the third quarter of fiscal 2003, the Company utilized the remaining balance of its $1,000,000 line of credit. The line of credit proceeds were used primarily to increase the Company's inventory levels, in efforts to prepare for the upcoming flea and tick season. At December 31, 2002, there was $1,000,000 outstanding under the line of credit agreement.

For the year ended March 31, 2001, the Company had incurred significant operating losses and cash flow deficiencies. However, for the year ended March 31, 2002 the Company had net income of $825,000, and for the nine months ended December 31, 2002 the Company had net income of $1,542,000, and the Company has sustained profitability for six consecutive quarters. Additionally, the Company has committed certain amounts specifically designated towards advertising to stimulate sales growth. However, increases to advertising may negatively impact our short term profitability. The Company may seek to raise additional capital in the future, through the sale of equity securities. No assurances can be given that the Company will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to the Company. At this time, the Company has no commitments or plans to obtain additional capital. Further, there can be no assurances that even if such additional capital is obtained that the Company will sustain profitability or positive cash flow.

Item 3.   Controls and Procedures.

The Company's management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of February 10, 2003 (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

None.


Item 2.     Changes in Securities and Use of Proceeds.

None.


Item 3.     Defaults Upon Senior Securities

None


Item 4.     Submission of Matters to a Vote of Security Holders.

None


Item 5.     Other Information.

On November 13, 2002, Messrs. Kenneth Jacobi and Huseyin Kizanlikli, members of the Board of Directors of PetMed Express, Inc. (the "Company") resigned. The resignations were not related to a disagreement with the Company on any matter related to the Company's operations, policies or practices. On November 14, 2002 through November 19, 2002, the Company appointed four new board members to its Board of Directors. Joining the Company's Board of Directors are Messrs. Robert C. Schweitzer, Ronald J. Korn, Gian Fulgoni, and the Company's Chief Executive Officer, Menderes Akdag. Each independent Board of Director will be compensated $10,000 annually, and granted 30,000 stock options to purchase the Company's Common Stock, which will vest equally over a three year period. PetMed Express Inc.'s Independent Board of Directors includes:

Robert C. Schweitzer, age 56, was the Regional President of Union Planters Bank for Broward and Palm Beach County Florida markets from April 1999 to December 2002. Prior to joining Union Planters, Mr. Schweitzer served as the Executive VP and Head of Commercial Banking for Barnett Bank/NationsBank in Jacksonville, Florida from 1993 to 1999. Other positions held include Director and Head of Real Estate Consulting for Coopers & Lybrand in Washington, D.C.; Senior VP and Manager of Central North America Real Estate for the First National Bank of Chicago, and Manager of Domestic Credit Process Review; Senior VP & Manager of Central North American Banking for Wachovia Bank. Mr. Schweitzer holds an MBA from the University of North Carolina, and a Bachelor of Science degree from the United States Naval Academy.

Ronald J. Korn, age 62, has been the President of Ronald Korn Consulting since 1991. He served as the Managing Partner of KPMG, LLP's Miami office from 1985 to 1991. Mr. Korn held various positions including Partner with KPMG from 1961 until 1991. He has served as a Director and Chairman of the Audit Committee of Engle Homes, Inc. since 1992, and a Director, Chairman of the Audit Committee, and member of the Loan Committee of Horizon Bank, FSB since 1999. Mr. Korn previously served as a Director and Chairman of the Audit Committee of Vacation Break U.S.A., Inc. and Magicworks Entertainment Corporation, and Non-Executive Chairman of Carole Korn Interiors, Inc. He is an Associate Member of the American Institute of Certified Public Accountants. Mr. Korn holds a Juris Doctor degree from the New York University Law School and a Bachelor of Science degree in Economics from the University of Pennsylvania, Wharton School.

Gian Fulgoni, age 54, has been the Executive Chairman of ComScore Networks, Inc. since 1999. From 1981 until 1998, Mr. Fulgoni served as president and chief executive officer of Information Resources, Inc. (IRIC: NASDAQ). He was a member of our Board of Directors from August 1999 through November 2000. Mr. Fulgoni currently serves as a member of the Board of Directors of Easter Seals, Chicago. Mr. Fulgoni served on the Board of Directors of Platinum Technology, Inc. from 1990 to 1999, U.S. Robotics, Inc. from 1991 to 1994, and Yesmail.com, Inc. in 1999. Educated in the U.K., Mr. Fulgoni holds a Masters degree in Marketing from the University of Lancaster and a Bachelor of Science degree in Physics from the University of Manchester.

Item 6.     Exhibits and Reports on Form 8-K.

(a)     The following exhibits are filed as part of this report.

99.1    Certification of Principal Executive Officer Pursuant to 18 U.S.C.
        Section 1350 (filed herewith to Exhibit 99.1 of the Registrant's Report on Form 10-QSB for the quarter ended December 31, 2002, Commission File No. 000-28827).

99.2    Certification of Principal Financial Officer Pursuant to 18 U.S.C.
        Section 1350 (filed herewith to Exhibit 99.2 of the Registrant's Report on Form 10-QSB for the quarter ended December 31, 2002, Commission File No. 000-28827).

(b)     Reports on Form 8-K during the fiscal quarter ended December
        31, 2002

(1) On November 20, 2002 the Company filed a report under Item 5 disclosing other events relating to the addition and resignation on certain members of the Board of Directors.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.
 (The "Registrant")

Date: February 10, 2003

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

February 10, 2003

                                      By: /s/ Menderes Akdag
                                         -------------------------------
                                         Menderes Akdag
                                         Chief Executive Officer

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

February 10, 2003

                                        By: /s/ Bruce S. Rosenbloom
                                           ----------------------------
                                           Bruce S. Rosenbloom
                                           Chief Financial Officer

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

                             DECEMBER 31, 2002



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