Form 10KSB
period 2003-03-31
PETMED EXPRESS INC
filed 2003-06-20
CIK 1040130

==================================================================

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-KSB
(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

             For the fiscal year ended March 31, 2003

                                OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                Commission file number 000-28827

                       PETMED EXPRESS, INC.
          ----------------------------------------------
          (Name of small business issuer in its charter)

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

            Issuer's telephone number: (954) 979-5995

 Securities registered under Section 12(b) of the Exchange Act:
                              None

 Securities registered under Section 12(g) of the Exchange Act:
             Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.  [   ]

State   issuer's  revenues  for  its  most  recent  fiscal  year.
$54,975,000 for the 12 months ended March 31, 2003.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specific date within the past 60 days. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was sold is $29,903,000 at June 13, 2003.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 13, 2003, 19,105,044 shares of common stock are issued and outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

Transitional Small Business Disclosure Format (check one):
Yes [ ]     No [X]

                       PETMED EXPRESS, INC.
                           Form 10-KSB
                              INDEX


PART I..........................................................  3
 Item 1.  Description of Business...............................  3
 Item 2.  Description of Property............................... 11
 Item 3.  Legal Proceedings..................................... 11
 Item 4.  Submission of Matters to a Vote of Security Holders... 12
PART II......................................................... 13
 Item 5.  Market for Common Equity and Related Stockholder
          Matters............................................... 13
 Item 6.  Management's Discussion and Analysis or Plan of
          Operation............................................. 15
 Item 7.  Financial Statements.................................. 18
 Item 8.  Changes In and Disagreements with Accountants on
          Accounting and Financial Disclosure................... 18
PART III........................................................ 19
 Item 9.  Directors, Executive Officers, Promoters and
          Control Persons....................................... 19
 Item 10. Executive Compensation................................ 21
 Item 11. Security Ownership of Certain Beneficial Owners
          and Management........................................ 24
 Item 12. Certain Relationships and Related Transactions........ 25
 Item 13. Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K................................... 26
 Item 14. Controls and Procedures............................... 27
SIGNATURES...................................................... 28
CERTIFICATIONS.................................................. 29

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

  When  used  in  this  annual report  on  Form  10-KSB,  "PetMed
Express,"  "1-800-PetMeds,"  "PetMed,"  "1-888-PetMeds,"  "PetMed
Express.com,"  "the Company,"  "we," "our," and  "us"  refers  to
PetMed Express, Inc. and our subsidiaries.

                              PART I

Item 1.  Description of Business.

General
-------

  Petmed Express, Inc. and subsidiaries, d/b/a 1-800-PetMeds, is a leading nationwide pet pharmacy. The Company markets prescription and non-prescription pet medications along with health and nutritional supplements for dogs and cats direct to the consumer. The Company offers consumers an attractive alternative for obtaining pet medications in terms of convenience, price, and speed of delivery.

  The Company markets its products through national television, on-line and direct mail advertising campaigns, which aim to increase the recognition of the "1-800-PetMeds" brand name, increase traffic on its web site at www.1800PetMeds.com, acquire new customers, and maximize repeat purchases. Our fiscal year end is March 31, and our executive offices are located at 1441 S.W. 29th Avenue, Pompano Beach, Florida 33069, telephone number is 954-979-5995. The information contained on the Company's web site is not part of our annual report.

Our Products
------------

  We offer a broad selection of products for dogs and cats. These products include a majority of the well-known brands of medication, such as Frontline[R], Advantage[R], Heartgard[R], Sentinel[R], Interceptor[R], Program[R], Revolution[R], and Rimadyl[R]. Generally, our prices are discounted up to 25%, from the prices for medications charged by veterinarians.

  We research new products, and regularly select new products or the latest generation of existing products to become part of our product selection. In addition, we also refine our current products to respond to changing consumer-purchasing habits. Our web site is designed to give us the flexibility to change featured products or promotions. Our product line provides customers with a wide variety of selections across the most popular health categories for dogs and cats. Our current products include:

  Prescription  Medications:  Heartworm medications, antibiotics,
  anti-inflammatory  medications  and  medications  for   chronic
  diseases, such as arthritis and thyroid conditions, as well as several generic substitutes;

  Non-Prescription Medications: A majority of the well-known flea and tick control products; and health and nutritional supplements.

Sales
-----

  The following table provides a breakdown of the percentage of our total sales, by each category during the indicated periods:


                                           Fiscal Year
                                 --------------------------------
                                 March 31, 2003    March 31, 2002
                                 --------------    --------------
Prescription medications               29%               34%
Non-prescription medications           64%               58%
Shipping and handling charges
  and other                             7%                8%
                                 --------------    --------------
Total                                 100%              100%
                                 ==============    ==============


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

Contact Center

  We currently employ 100 customer service representatives in our contact center. Our customer service representatives receive and process inbound customer calls, facilitate our outbound campaigns around maximizing customers' reorders on a consistent basis, facilitate our live web chat and process customer e-mails. Our telephone system is equipped with certain features including pop-up screens and call blending capabilities that give us the ability to efficiently utilize our customer service representatives' time, providing quality customer service and support. Our customer service representatives receive a base salary and are rewarded with commissions for achieving targeted sales.

Our Web Site

  We seek to combine our product selection and pet health information with the shopping ease of the Internet to deliver a convenient and personalized shopping experience. We believe that our web site offers health and nutritional product selections for dogs and cats, supported by relevant editorial and easily obtainable or retrievable resource information. From our home page, customers can search our web site for products and access resources on a variety of information on cats and dogs. Customers can shop at our web site by category, product line or individual product. We attracted approximately 3.8 million visitors to our website over the past 12 months (June 2002 to May
2003), of which 12% of those visitors resulted in a sale, and our website generated 44% of our total sales for the same time period.

Our Customers
-------------

  As of May 31, 2003, approximately 830,000 customers have purchased from us within the last eighteen months. During fiscal 2003, we attracted approximately 414,000 new customers. Our customers are located throughout the United States, with the largest concentration of customers residing in California, Florida, Texas, New York, Georgia, Virginia and New Jersey. The average retail purchase was approximately $71.

  While our primary focus has been on retail customers, we have also sold various non-prescription medications wholesale to a variety of businesses, including pet stores, groomers and traditional brick and mortar stores in the United States. For the fiscal year ended March 31, 2003, the majority of our sales were made to retail customers with less than 1% of our sales made to wholesale customers. Our focus remains on the retail customers, and we anticipate that the percentage of our total sales attributable to wholesale sales will continue to decrease in the future.

Marketing
---------

  The goal of our marketing strategy is to build brand recognition, increase customer traffic, add new customers, build strong customer loyalty, maximize reorders and develop incremental revenue opportunities. We have an integrated marketing campaign that includes television advertising, direct mailing and e-mailing and online marketing.

Television Advertising

  Our television advertising is designed to build brand equity, create awareness, and generate initial purchases of products via phone, mail, fax and the Internet. We have used 30 and 15 second television commercials to attract new customer orders, with this tagline "your pets same exact medications delivered to your home, saving you time and money". Our television commercials typically focus on our ability to rapidly deliver to customers the same medications offered by veterinarians, but at reduced prices. We generally purchase advertising on national cable channels to target our key demographic groups. We believe that television advertising is particularly effective and instrumental in building brand awareness.

Direct Mailing and E-mailing

  We use direct mailing and e-mailing, for our customers with e-mail accounts, to advertise our products to selected groups of customers. We utilize potential customers from the responses to our television advertising and our customer database to encourage and remind our customers to reorder.

Online Marketing

  We supplement our traditional advertising with online advertising and marketing efforts. We are members of the LinkShare Network, which is an affiliate program with merchant clients and affiliate web sites. This network is designed to develop and build a long-term, branded affiliate program in order to increase online sales and establish an Internet presence. The LinkShare Network enables us to establish link arrangements with other web sites, as well as portals and search engines. We also make our brand available to internet consumers by publishing targeted keywords and achieving prominent placement on the top search engines and search engine networks, including Google, Microsoft Network, Yahoo, and Overture.

Operations
----------

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

Order Processing

  The Company provides its customers with toll-free telephone access to its customer service representatives. Our call center generally operates from 8:00 AM to 11:00 PM Monday through Thursday, 8:00 AM to 9:00 PM on Friday, 9:00 AM to 6:00 PM on Saturday, and 10:00 AM to 5:00 PM on Sunday, Eastern Standard Time. The process of customers purchasing products through PetMed Express consists of a few simple steps. A customer first places a call to the PetMed Express toll free phone number or visits our web site. The following information is needed to process prescription orders: general pet information, prescription, and the veterinarian's name and phone number. This information is entered into our computer system. Then our pharmacists and pharmacy technicians verify all prescriptions. The order process system checks for prescription verification for medication orders and a valid payment method for all orders. An invoice is generated and printed in our fulfillment center, where items are picked for shipping. The customer's order is then selected from the Company's inventory and shipped via priority mail or United Parcel Service. Our customers enjoy the convenience of rapid home delivery, with approximately 69% of all orders are shipped within 24 hours via priority mail or United
Parcel Service. Our web site allows customers to easily browse and purchase substantially all of our products and services on line. Our site is designed to be fast, secure and easy to use with order and shipping confirmations, with on-line order tracking capabilities.

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

Customer Service and Support

  We believe that a high level of customer service and support is critical in retaining and expanding our customer base. Customer service representatives participate in ongoing training programs under the supervision of our training manager. These training sessions include a variety of topics such as product knowledge, computer usage, customer service tips and the relationship between PetMed Express and veterinarians. Our customer service representatives respond to customer's e-mails and calls that are related to order status, prices and shipping. Our customer service representatives also respond to customers through our newly implemented live web chat. If our customer service representatives are unable to respond to a customer's inquiry at the time of the call, we strive to provide an answer within 24 hours. We believe our customer service representatives are a valuable source of feedback regarding customer satisfaction. Our customer returns and credits average approximately 1.6% of total sales.

Technology
----------

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

Competition
-----------

  The pet medications and health and nutritional supplements market is competitive and highly fragmented. Our competitors can be divided into several groups including: veterinarians, other mail-order suppliers of pet medications and health and nutritional supplements, and web or online stores that specialize in pet medications and health and nutritional supplements. The Company believes that the following are principal competitive factors in our market:

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

  We also compete with brick and mortar and online retailers of non-prescription medications and health and nutritional supplements. Many of these competitors have longer operating histories, larger customer or user bases, a more established online presence, greater brand recognition and significantly greater financial, marketing and other resources than we do. Many of these current and potential competitors can devote substantially more resources to web site and systems development than we can.

  The pet medication market size is estimated to be approximately $3 billion, with veterinarians having the majority of the market share. The cat and dog population is approximately 141 million, with approximately 62% of all households owning a pet.

  The   Company  believes  that  the  following  are   the   main
competitive strengths which differentiate 1-800-PetMeds's from the competition:

     *     Experienced management team;

     *     Consumer benefit structure of savings and convenience;

     *     Licensed pharmacy to conduct business in 49 states;

     *     Operating / technology infrastructure in place;

     *     Multiple sources of supply for pet medications; and

     *     Quality customer service support.

Intellectual Property
---------------------

  We conduct our business under the trade name "1-800-PetMeds". We believe this name, which is also a toll-free phone number, has added significant value and is an important factor in the marketing of our products. We have also obtained the right to the Internet addresses www.1800PetMeds.com, www.1888PetMeds.com, www.petmedexpress.com, along with www.petmeds.com. As with phone numbers, we do not have and cannot acquire any property rights in an Internet address. We do not expect to lose the ability to use the Internet addresses; however, there can be no assurance in this regard and the loss of these addresses may have a material adverse effect on our financial position and results of operations. We hold the trade name "PetMed Express[R]" and "1-888-PetMeds[R]", which are our registered trademarks.

Government Regulation
---------------------

  Dispensing prescription medicines is governed at the state level by the board of pharmacy, or similar regulatory agencies, of each state where prescription medications are dispensed. We are subject to regulation by the State of Florida and, in particular, are licensed by the Florida Board of Pharmacy. Our license is valid until February 28, 2004. We are also licensed and/or regulated by 48 other state pharmacy boards and other regulatory authorities including, but not necessarily limited to, the Food and Drug Administration ("FDA") and the United States Environmental Protection Agency ("EPA"). As a licensed pharmacy in the State of Florida, we are subject to the Florida Pharmacy Act and regulations promulgated hereunder. To the extent that we are unable to maintain our license with the Florida Board of Pharmacy as a community pharmacy, or if we do not maintain the licenses granted by other state boards, or if we become subject to actions by the FDA, or other enforcement regulators, our distribution of prescription medications to pet owners could cease, which could have a material adverse effect on our operations. See Item 3. Legal Proceedings.

Employees
---------

  The  Company currently has 164 full time employees,  including:
100 in marketing and customer service; 16 in fulfillment and purchasing; 37 in our pharmacy; 2 in information technologies; 5 in administrative positions; and 4 in management. None of the Company's employees are represented by a labor union, nor governed by any collective bargaining agreements. The Company considers relations with its employees as satisfactory.

Risk Factors
------------

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

  While we reported net income of approximately $3,258,000 and $825,000 for the years ended March 31, 2003 and 2002, respectively, we reported a net loss of approximately $2,827,000 for the year ended March 31, 2001 and have an accumulated deficit at March 31, 2003 of approximately $1,714,000. Our profitability during fiscal 2003 is due in part to an increase in our revenues of approximately $22,949,000, or approximately 72%, from fiscal 2002. There are no assurances we will continue to generate revenues at this increased level, or that we will remain profitable during fiscal 2004 and beyond. If our operations were to cease being profitable, our liquidity in future periods would be adversely affected.


We may fail to comply with various state regulations covering the dispensing of prescription pet medications. We could be subject to reprimands, sanctions, probations, fines, suspensions or the loss of one or more of our pharmacy licenses.

  The sale and delivery of prescription pet medications is generally governed by state laws and state regulations. Since our pharmacy is located in the state of Florida, the Company is governed by the laws and regulations of the state of Florida. Each prescription pet medication sale we make is likely to be covered by the laws of the state where the customer is located. The laws and regulations relating to the sale and delivery of prescription pet medications vary from state to state, but generally require that prescription pet medications be dispensed with the authorization from a prescribing veterinarian. To the extent that we are unable to maintain our license with the Florida Board of Pharmacy as a community pharmacy, or if we do not maintain the licenses granted by other state boards, or if we become subject to actions by the FDA, or other enforcement regulators, our distribution of prescription medications to pet owners could cease, which could have a material adverse effect on our operations.

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

  For the fiscal year ended March 31, 2003, approximately 93% of our sales were attributable to sales of prescription and non-prescription medications. Sales of these products have also accounted for 92% of our total sales during the fiscal year ended March 31, 2002. Historically, substantially all the major pharmaceutical manufacturers have declined to sell prescription and non-prescription pet medications directly to us. In order to assure a supply of these products, we purchase medications from various secondary sources, including a variety of domestic distributors. Our business strategy includes seeking to establish direct purchasing arrangements with major pet pharmaceutical manufacturing companies. If we were not successful in achieving this goal, we would continue to rely upon distributors.

  We cannot guarantee that if we continue to purchase prescription and non-prescription pet medications from secondary sources that we will be able to purchase an adequate supply to meet our customers' demands, or that we will be able to purchase these products at competitive prices. As these products represent a significant portion of our sales, our failure to fill customer orders for these products could adversely impact our sales. If we should be forced to pay higher prices for these products to ensure an adequate supply, we cannot guarantee that we will be able to pass along to our customers any increases in the prices we pay for these medications. This inability to pass along increased prices could materially adversely affect our results of operations.


Our  failure  to  properly  manage our inventory  may  result  in
excessive   inventory  carrying  costs,  which  could  materially
adversely   affect  our  financial  condition  and   results   of
operations.

  Our current product line contains approximately 600 SKUs in the fiscal year ended March 31, 2003. A significant portion of our sales is attributable to products representing approximately 90 SKUs. We need to properly manage our inventory to provide an adequate supply of these products and avoid excessive inventory of the products representing the balance of the SKUs. We generally place orders for products with our suppliers based upon our internal estimates of the amounts of inventory we will need to fill future orders. These estimates may be significantly different from the actual orders we receive. In the event that subsequent orders fall short of original estimates, we may be left with excess inventory. Significant excess inventory could result in price discounts and increased inventory carrying costs. Similarly, if we fail to have an adequate supply of some SKUs, we may lose sales opportunities. We cannot guarantee that we will maintain appropriate inventory levels. Any failure on our part to maintain appropriate inventory levels may have a material adverse effect on our financial condition and results of operations.


Resistance from veterinarians to authorize prescriptions could cause our sales to decrease and could materially adversely affect our financial condition and results of operations.

  Since we began our operations, from time to time, some veterinarians have resisted providing our customers with a copy of their pet's prescription or authorizing the prescription to our pharmacy staff, thereby effectively preventing us from filling such prescriptions under state law. Sales of prescription medications represented approximately 29% and 34% of our sales for the fiscal years ended March 31, 2003 and 2002, respectively. Although veterinarians in some states are required by law to provide the pet owner with this prescription information, if the number of veterinarians who refuse to authorize prescriptions should increase, our sales could decrease and our financial condition and results of operations may be materially adversely impacted.


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

  During fiscal 2002, a business decision was made to discontinue purchasing any product from international distributors. We have purchased a portion of our prescription and non-prescription medications from international distributors in the past. These medications may be trademarked and/or copyrighted products manufactured in foreign countries or in the United States and sold by the manufacturer to foreign distributors. Some of the prescription and non-prescription medications may have been manufactured by entities, particularly foreign licensees, who are not the licensors or owners of the trademarks or copyrights for the medications. From time to time, United States trademark and copyright holders, their licensees, trade associations and the United States Customs Service have brought forth litigation or administrative agency proceedings in an attempt to halt the importation or sale of trademarked and/or copyrighted products. The courts remain divided on the extent to which trademark, copyright or other laws, rules, regulations or decisions may restrict the importation or sales of this merchandise without the consent of the trademark or copyright owner. See Item 3 Legal Proceedings.


Significant portions of our sales are made to residents of seven states. If we should lose our pharmacy license in one or more of these states, our financial condition and results of operations would be materially adversely affected.

  While we ship pet medications to customers in almost all 50 states, approximately 53% of our sales for the fiscal year ended March 31, 2003 were made to customers located in the states of California, Florida, Texas, New York, Georgia, Virginia and New Jersey. If for any reason our license to operate a pharmacy in one or more of those states should be suspended or revoked, or if it is not renewed, our financial condition and results of operations may be materially adversely affected.

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

  We rely on a combination of trademark, trade secret, copyright laws and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our non-prescription private label generic equivalents, when and if developed, as well as aspects of our sales formats, or to obtain and use information that we regard as proprietary, including the technology used to operate our web site, our content and our trademarks.

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

  Our Internet domain names, www.1800PetMeds.com, www.1888PetMeds.com, www.petmedexpress.com, and www.petmeds.com are critical to our brand recognition and our overall success. If we are unable to protect these domain names, our competitors could capitalize on our brand recognition. We are aware of substantially similar domain names, including www.petmed.com, used by competitors. Governmental agencies and their designees generally regulate the acquisition and maintenance of domain names. The regulation of domain names in the United States and in foreign countries has changed, and may undergo further change in the near future. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may not be able to protect our own domain names, or prevent third parties from acquiring domain names that are confusingly similar to, infringe upon or otherwise decrease the value of our domain names.

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

  In addition to the seasonality of our sales, our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are out of our control. Factors that may cause our operating results to fluctuate include:

     * Our inability to obtain new customers at a reasonable cost, retain existing customers, or encourage reorders;

     * Our inability to increase the number of visitors to our web site, or our inability to convert visitors to our web site into customers;

     * The mix of medications and other pet products sold by us;

     *    Our inability to manage inventory levels;

     * Our inability to adequately maintain, upgrade and develop our web site, the systems that we use to process customer's orders and payments, or our computer network;

     *    Increased competition within our market niche;

     *    Price competition;

     *    Increases in the cost of advertising;

     * The amount and timing of operating costs and capital expenditures relating to expansion of our product line or operations; and

     *    Disruption   of   our  toll-free   telephone   service,
          technical difficulties, systems and Internet outages or slowdowns.

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

  Tricon Holdings, LLC, ("Tricon") our principal shareholder, own and control 38.7% of our voting securities and together with the exercise of 2,160,000 warrants, would own and control 44.9% of our voting securities. Guven Kivilcim, member of Tricon, and one of our directors, owns and controls 9.5% of our voting securities and together with the exercise of 540,000 warrants, would own and control 11.9% of our voting securities. These shareholders collectively have a 54.6% beneficial ownership. These stockholders are able to influence the outcome of stockholder votes, including votes concerning: the election of directors; amendments to our charter and by-laws; and the approval of significant corporate transactions like a merger or sale of our assets. This controlling influence could have the effect of delaying or preventing a change in control, even if many of our stockholders believe it is in their best interest.


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


Item 2.  Description of Property.

  As of March 31, 2001, our facilities, including our principal executive offices, a 50,000 square foot building, were located at 1441 SW 29th Avenue, Pompano Beach, FL 33062. The Company purchased this building in February 1999, and financed it with a seven year, 7.75% mortgage with a commercial bank in the original principal amount of $1,680,000. On May 31, 2001, the Company sold their 50,000 square foot office building, which houses the Company's principal executive offices and warehouse, to an unrelated third party. The Company received gross proceeds of $2,150,000, of which approximately $1,561,000 was used to pay off the mortgage, and the Company recognized a loss on the sale of approximately $185,000. The Company then entered into a five-year term lease agreement for 20,000 of the 50,000 square foot Pompano Beach office building. On February 22, 2002, the Company entered into a lease addendum which added approximately 12,000 square feet, effective June 1, 2002, to accommodate the Company's warehouse expansion. The future minimum annual lease payments as of March 31, 2003, are as follows: $277,000 for fiscal 2004, $288,000 for fiscal 2005, $300,000 for fiscal 2006, and $50,000 for fiscal 2007.


Item 3.  Legal Proceedings.

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

  In fiscal 2003, the Company reached settlement agreements with the Louisiana, Missouri, New Mexico, and Ohio State Pharmacy Boards. According to the settlement agreements, the Company was required to terminate the alternate veterinarian program in the state and the Company's permit was placed on probation. As of March 31, 2003, the Company had paid all fines in full to cover any or all administrative and investigative costs associated with these settlements. At March 31, 2003, there was no accrual relating to these settlements. There can be no assurances made that other states will not attempt to take similar actions against the Company in the future.

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

  In September 2001, the Company and the EPA entered into a Consent Agreement and Final Order ("CAFO"). The settlement agreement required the Company to pay a civil penalty of $100,000 plus interest, requiring a payment of $56,000, which was paid in September 2002, and $53,000 due on September 30, 2003, a reduction from the previously assessed fine of $445,000. For the purpose of this CAFO, the Company admitted to the jurisdictional allegations set forth, and neither admitted nor denied the alleged violations. On September 28, 2001, the CAFO was approved and ordered by the regional judicial officer. Accordingly, a gain of $345,000 was reflected in the statement of income for the year ended March 31, 2002, to reflect the adjustment to this settlement.

  On March 19, 2002, Novartis Animal Health U.S., Inc. ("Novartis") filed a complaint against the Company and two other defendants in U.S. District Court for the Southern District of Florida. Novartis purports to assert seven claims related to the Company's alleged sale of pet medications produced for a Novartis Australian sister company: Count I: Infringement of Registered Trademark Under Section 32 of the Lanham Act, 15 U.S.C. 1114; Count II: Infringement of Unregistered Trademarks Under Section 43(a) of the Lanham Act, 15 U.S.C. 1125(a); Count III: False Advertising Under Section 43(a) of the Lanham act, 15 U.S.C. 1125(a); Count IV: Misleading Advertising Under Florida Statutory Law; Count V: Deceptive and Unfair Trade Practices Under Florida Statutory Law; Count VI: Injury to Business Reputation Under Florida Statutory Law; Count VII: Common Law Unfair Competition. Subsequent to the year ended March 31, 2003, the Company reached a final settlement agreement with Novartis. According to the confidential settlement agreement dated April 7, 2003, the Company has satisfactorily resolved the contested issues raised by the complaint and the confidential settlement terms will not have a material impact on the Company's operations and financial results.

  The Company is a defendant in a lawsuit in Texas state district court seeking injunctive and monetary relief styled Texas State Board of Pharmacy and State Board of Veterinary Medical Examiners v. PetMed Express, Inc. Cause No.GN-202514, in the 201st Judicial District Court, Travis County, Texas, which was filed in August 2002. The Company in its initial pleading denied the allegations contained therein. The Company will vigorously defend, is confident of its compliance with the applicable law, and finds wrong-on-the-facts the vast majority of the allegations contained in the Plaintiffs' supporting documentation attached to the lawsuit. Discovery has recently commenced. At this early stage of the litigation it is difficult to assess any possible outcome or estimate any potential loss in the event of an adverse outcome.


Routine Proceedings
-------------------

   The Company is a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such routine litigation is likely to have a material adverse effect on the Company's financial condition or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended March 31, 2003.

                             PART II

Item  5.   Market  for  Common  Equity  and  Related  Stockholder
           Matters.

       The Company's common shares are traded on the OTC Bulletin Board ("OTCBB") under the symbol "PETS". The prices set forth below reflect the range of high and low closing prices per share in each of the quarters of fiscal 2003 and 2002 as reported by the OTCBB.

                                High            Low
     Fiscal 2003:
     First Quarter              $1.75          $0.76
     Second Quarter             $2.53          $1.75
     Third Quarter              $2.30          $1.57
     Fourth Quarter             $2.36          $1.78

     Fiscal 2002:
     First Quarter              $2.11          $0.88
     Second Quarter             $1.45          $0.64
     Third Quarter              $1.15          $0.65
     Fourth Quarter             $1.25          $0.76

   There were 68 holders of record of our common stock at May 31, 2003, and we estimate there were approximately 950 beneficial shareholders on that date. The closing sales price for the common stock on June 13, 2003 as reported on the OTCBB was $4.00 per share. In October 2002, the Company submitted an application for listing on the American Stock Exchange ("AMEX"). In June 2003, the Company's Board of Directors decided to withdraw its application for listing on the AMEX, while all other options are explored, which includes reapplying to the AMEX for listing at a later date. No assurances can be made that the Company will qualify or be accepted for listing on a major exchange.

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

Recent Sales of Unregistered Securities

  In April 2002, we issued 300,000 shares of the Company's common stock to our president upon the exercise of options at an exercise price of $.16 per share. These 300,000 shares were subsequently registered for resale under the August 2, 2002 Form SB-2. Additionally, in April 2002, we issued 300,000 shares of the Company's common stock to one individual upon the exercise of options at an exercise price of $.37 per share.

   In June 2002, we issued 10,500 shares of the Company's common stock to one individual upon the exercise of options at an exercise price of $1.25 per share. These 10,500 shares were subsequently registered for resale under the August 2, 2002 Form SB-2.

   In July 2002, we issued 12,500 shares of the Company's common stock to two individuals upon the exercise of options at an exercise price of $.20 per share.

   In May 2003, we issued 12,500 shares of the Company's common stock to one individual upon the exercise of options at an exercise price of $.20 per share.

   All of these issuances were made in reliance on an exemption from registration under the Securities Act of 1933 in reliance on
Section 4(2) thereof. There were no underwriters involved in any of these issuances and we did not pay any commissions. In each of the foregoing transactions, the recipients were either accredited investors or non-accredited investors who had such knowledge and experience in financial, investment and business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. No general solicitation or advertising was used in connection with these transactions, the participants had access to business and financial information concerning our company, and the certificates that were issued representing these shares bore the appropriate legend restricting their transfer absent registration of such shares under the Securities Act of 1933, as amended.

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

Securities  Authorized  for  Issuance under  Equity  Compensation
Plans

   The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 1998 Stock Option Plan and any compensation plans not previously approved by our board of directors as of March 31, 2003:

              EQUITY COMPENSATION PLAN INFORMATION


                                  Number of securities
                                   to be issued upon          Weighted average
                                 exercise of outstanding      exercise price of      Number of securities
                                    options, warrants       outstanding options,     remaining available
     Plan category                     and rights           warrants and rights      for future issuance
                                           (a)                      (b)                      (c)
---------------------------------------------------------------------------------------------------------

1998 Stock Option Plan                   2,639,600              $      1.06                2,360,400

Equity compensation plans not
approved by security holders(1)             91,500              $      1.33                        -
                                       -----------                                      ------------
Total                                    2,731,100                                         2,360,400
                                       ===========                                      ============

(1) Represents non-plan options to purchase an aggregate of 91,500 shares of our common stock issued to a member of our management.

Item  6.   Management's  Discussion  and  Analysis  or  Plan   of
           Operation.

Overview
--------

   PetMed Express was incorporated in the state of Florida in January 1996. The Company began selling pet medications and products in September 1996, and in the fall of 1997 we issued our first catalog. This catalog displayed approximately 1,200 items, including prescription and non-prescription pet medications, pet health and nutritional supplements and pet accessories. In fiscal 2001, the Company focused its product line to approximately 600 of the most popular pet medications for dogs and cats. The Company also markets products on its web site, where we currently generate approximately 50% of all sales, over the previous 12 months we generated 44% of all sales. Since October 1997, the Company has advertised its products on national television and through the direct mailing of catalogs and postcards.

   The Company's sales consist of products sold to mainly retail consumers and minimal wholesale customers. Typically, the
Company's  retail customers pay by credit card or  check  at  the time the order is shipped. The Company usually receives cash settlement in one to three banking days for sales paid for by credit cards, which minimizes the accounts receivable balances relative to the Company's sales. Certain wholesale customers are extended credit terms, which usually require payment within 30 days of delivery. For the fiscal year ended March 31, 2003, the Company's sales returns average was approximately 1.6% of sales, and the average purchase was approximately $71.

   The following should be read in conjunction with the Company's
Consolidated Financial Statements and the related notes thereto included elsewhere herein.

Results of Operations
---------------------

   The following table sets forth, as a percentage of sales, certain items appearing in the Company's statements of income.

                                                      Fiscal Year
                                            --------------------------------
                                            March 31, 2003    March 31, 2002
                                            --------------    --------------
 Net sales                                           100.0 %           100.0 %
 Cost of sales                                        57.3              59.0
                                            --------------    --------------
 Gross profit                                         42.7              41.0
                                            --------------    --------------

 Operating expenses:
      General and administrative                      14.5              19.0
      Advertising                                     21.2              17.9
      Severance charges                                 -                0.6
      Depreciation and amortization                    0.7               1.2
                                            --------------    --------------
 Total operating expenses                             36.4              38.7
                                            --------------    --------------

 Income from operations                                6.3               2.3
                                            --------------    --------------

 Other income (expense):
      Adjustment of estimate for legal
        settlement                                      -                1.1
      Gain (loss) on disposal of property
        and equipment                                  0.1              (1.0)
      Interest expense                                (0.1)             (0.1)
      Interest income                                   -                0.1
      Other, net                                        -                0.2
                                            --------------    --------------
 Total other income (expense):                          -                0.3
                                            --------------    --------------

 Income before provision for income taxes              6.3               2.6

 Provision for income taxes                            0.4                -
                                            --------------    --------------
 Net income                                            5.9               2.6
                                            ==============    ==============

Fiscal 2003 Compared to 2002

Sales
-----

   Sales increased by approximately $22,949,000, or 71.7%, to approximately $54,975,000 for the fiscal year ended March 31, 2003, from approximately $32,026,000 for the fiscal year ended March 31, 2002. The increase in sales was primarily attributable to the positive effects of increased advertising and increased retail reorders, partially offset by a decrease in wholesale sales. Advertising as a percentage of sales increased to 21.2% in fiscal 2003 from 17.9% in fiscal 2002. The Company has committed certain amounts specifically designated towards television advertising to stimulate sales, create brand awareness, and acquire new customers. Retail new order sales have increased by approximately $10,143,000, or 54.0%, to approximately $28,915,000 for the fiscal year ended March 31, 2003, from approximately $18,772,000 for the fiscal year ended March 31, 2002. Retail reorder sales have increased by approximately $15,575,000, or 151.9%, to approximately $25,827,000 for the fiscal year ended March 31, 2003, from approximately $10,252,000 for the fiscal year ended March 31, 2002. Wholesale sales have decreased by approximately $2,769,000, or 92.3%, to approximately $233,000 for the fiscal year ended March 31, 2003, from approximately $3,002,000 for the fiscal year ended March 31, 2002. The Company has discontinued its wholesale operations to concentrate on retail sales.

   The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm and flea and tick medications. Industry seasonality trends, according to Fountain Agricounsel LLC, Management Consultants to Agribusiness, are divided into percentage of industry sales by quarter. For the quarters ended March 31, June 30, September 30, and December 31 industry sales are 19%, 37%, 28%, and 16%, respectively. The Company cannot accurately predict future sales, however, based on current circumstances the Company does not expect a significant variance compared to the industry trends in the first quarter of fiscal 2004.

Cost of sales
-------------

  Cost of sales increased by approximately $12,623,000, or 66.8%, to approximately $31,518,000 for the fiscal year ended March 31, 2003, from approximately $18,895,000 for the fiscal year ended March 31, 2002. The increase in cost of sales is directly related to the increase in retail sales in fiscal 2003 as compared to 2002. However, as a percent of sales, the cost of sales was 57.3% in fiscal 2003, as compared to 59.0% in fiscal 2002. This percentage reduction can be attributed to the Company's continued efforts to purchase medications in larger quantities, by bulk, to take advantage of any and all purchasing discounts available.

Gross profit
------------

   Gross profit increased by approximately $10,326,000, or 78.6%, to approximately $23,457,000 for the fiscal year ended March 31, 2003 from approximately $13,131,000 for the fiscal year ended March 31, 2002. Gross profit as a percentage of sales for fiscal 2003 and 2002 was 42.7% and 41.0%, respectively, reflecting the positive impact of purchasing medications in larger quantities, receiving purchasing discounts. In February 2003, the Company initiated a free shipping program on all orders exceeding $40 in total. The Company expects increased sales from this free shipping promotion, however, this promotion will reduce the Company's gross profit percentage in the first quarter of fiscal 2004.

General and administrative expenses
-----------------------------------

   General and administrative expense increased by approximately $1,862,000, or 30.6%, to approximately $7,957,000 for the fiscal year ended March 31, 2003 from approximately $6,095,000 for the fiscal year ended March 31, 2002. General and administrative expense as a percentage of sales was 14.5% and 19.0% for the fiscal years ended March 31, 2003 and 2002, respectively. The increase in general and administrative expense for the year ended March 31, 2003 is primarily due to the following: a $1,428,000 increase to payroll expenses which can be attributed to the addition of new employees in the customer service and pharmacy departments, which enabled the company to sustain its continued growth, a $493,000 increase to bank service and credit card fees which is directly related to the increase in fiscal 2003 sales, the $250,000 increase in property and insurance expenses, which includes utilities and rental expenses, can be attributed to leasing additional space to support our expansion in fiscal 2003, offset with a $285,000 decrease to professional fees and a $24,000 decrease to various other expenses.

Advertising expenses
--------------------

   Advertising expenses increased by approximately $5,933,000, or approximately 103.8%, to approximately $11,650,000 for the fiscal year ended March 31, 2003 from approximately $5,717,000 for the fiscal year ended March 31, 2002. The significant increase in advertising expense for the fiscal year ended March 31, 2003 was due to the Company's plan to commit certain amounts specifically designated towards television advertising to stimulate sales, create brand awareness, and acquire new customers. The Company expects this trend in advertising to continue into the first and second quarters of 2004.

Severance charges
-----------------

   Severance charges for the fiscal year ended March 31, 2002  of
$195,000   relate  to  severance  due  to  two  former  executive
officers, the CFO and COO, of the Company. No comparable charges were made in fiscal 2003.

Depreciation and amortization
-----------------------------

    Depreciation and amortization decreased by approximately $9,000, or 2.4%, to approximately $368,000 for the fiscal year ended March 31, 2003 from approximately $377,000 for the fiscal year ended March 31, 2002. The slight decrease to depreciation and amortization expense for fiscal 2003 can be attributed to a depreciation expense reduction related to the sale of our facilities in fiscal 2002, offset by an increase to property additions in fiscal 2003.

Adjustment of estimate for legal settlement
-------------------------------------------

   In fiscal 2002, the Company recognized income of $345,000 on a reversal of a legal assessment estimate, which was originally booked in the fiscal year ended March 31, 2001. On September 28, 2001, the Company and the EPA entered into a Consent Agreement and Final Order. The settlement agreement required the Company to pay a civil penalty of $100,000 plus interest, a reduction from the original $445,000 fine.

Gain or loss on disposal of property and equipment
--------------------------------------------------

   In fiscal 2003, the Company recorded a gain on disposal of computer equipment of $15,000. The fully depreciated computer equipment was sold to an unrelated third party and the Company received gross proceeds of $15,000. During fiscal 2002, the Company recorded a loss on disposal of land and building of $314,000. An $185,000 loss was the result of the sale of the corporate office building, which includes the principal executive offices and warehouse, to an unrelated third party. The Company received gross proceeds of $2,150,000, of which approximately $1,561,000 was used to pay off the mortgage. The remaining $129,000 loss relates to the impairment of outdated computer equipment, which was no longer utilized by the company.

Interest Expense
----------------

   Interest expense decreased by approximately $18,000, or 37.2%, to approximately $31,000 for the fiscal year ended March 31, 2003 from approximately $49,000 for the fiscal year ended March 31, 2002. The $18,000 decrease can be attributed to a reduction in interest expense relating to the mortgage payoff of the Company's principal executive offices in the first quarter of fiscal 2002. Interest expense may increase further in future quarters, due to the Company's plan to utilize its $2,000,000 line of credit to increase inventory levels during promotion periods.

Provision for income taxes
--------------------------

   The  Company  had  incurred significant net losses  since  its inception in 1996, through the quarter ended June 30, 2001. These losses have resulted in net operating loss carryforwards, which have been used by the Company to offset its tax liabilities. For the fiscal year ended March 31, 2002, the Company recorded a full valuation allowance against the deferred income tax assets, created by net operating losses, since future utilization of these assets was subject to the Company's ability to generate taxable income. For the fiscal year ended March 31, 2003, the Company recognized a deferred income tax asset of approximately $581,000, due to the fact that the Company had demonstrated the ability to generate taxable income. There are no guarantees that the Company will be able to utilize all future net operating loss carryforwards, unless the Company generates taxable income. For the fiscal years ended March 31, 2003 and 2002, the Company recorded an income tax provision for approximately $223,000 and $0, respectively. There was no income tax provision for fiscal 2002, due to the utilization of prior net operating losses which offset taxable income for the period. The effective tax rate for fiscal 2003 of 6.4% is lower than the federal tax rate of 34%, this is primarily due to the recognition of the deferred tax asset. Upon recognition of the $581,000 deferred income tax asset, the Company reduced its income tax provision by the same amount. This income tax provision reduction was a tax benefit, which increased net income.

Net income
----------

  Net income increased by approximately $2,433,000, or 294.7%, to $3,258,000 net income for the fiscal year ended March 31, 2003 from $825,000 net income for the fiscal year ended March 31, 2002. The significant increase was mainly attributable to the Company's profitable operations and the recognition of a deferred tax asset of $581,000.

Liquidity and Capital Resources

       The  Company's  working capital  at  March  31,  2003  was
$3,018,000,  as compared to the $691,000 at March  31,  2002,  an increase of approximately $2,327,000. The increase in working capital was primarily attributable to the profitable operations of the Company which resulted in net cash provided by operating activities of $970,000 and $476,000 for the years ended March 31, 2003 and 2002, respectively. Net cash used in investing activities was $1,095,000 for the year ended March 31, 2003 as compared to net cash provided by investing activities of $1,461,000 for the year ended March 31, 2002, primarily as a result of increased property and intangible asset additions in fiscal 2003, compared to the proceeds received from the sale of the corporate office building and land in fiscal 2002. Net cash provided by financing activities increased to $371,000 for the year ended March 31, 2003, as compared to net cash used in financing activities of $1,609,000 for the year ended March 31, 2002. This increase relates directly to proceeds received upon the exercise of stock options and warrants offset by repayment of the line of credit in fiscal 2003, as compared to the satisfaction of the mortgage in fiscal 2002.

   Since inception, the Company has primarily funded its growth through the private placement of securities. In April 1998, the Company raised an additional $888,000 of net proceeds from the private placement of 250,000 shares of Convertible Preferred Stock. In February 1999, the Company raised approximately $819,000 of net proceeds from the sale of 330,333 shares of common stock. In November 2000 the Company raised $2,000,000 from the private placement of 10,000,000 shares of equity
securities.   The   Company   had  financed   certain   equipment
acquisitions with capital leases, as of March 31, 2003 the Company had no outstanding lease commitments.

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

   On July 22, 2002, the Company executed an agreement which increased the line of credit from $150,000 to $1,000,000. On March 18, 2003, the Company increased the line of credit agreement from $1,000,000 to $2,000,000, effective through July 22, 2004. The interest rate is at the published thirty day London Interbank Offered Rates ("LIBOR") plus 2.65% (3.92% at March 31, 2003), and contains various financial and operating covenants. At March 31, 2003, there was no outstanding balance under the line of credit agreement.

   On March 12, 2002, the Company entered into a $205,000, three year term loan agreement with a bank, with interest accruing at the lending institution's base rate plus 1% (5.25% at March 31,
2003). The loan proceeds were used to purchase a $250,000 computer server. The aggregate loan maturities are $68,000 per year for three years. The line of credit and the term loan are secured by substantially all of the Company's assets.

   Presently, the Company has approximately $650,000 planned for capital expenditure commitments to further the Company's growth and the addition of backup computer equipment to sustain business during an outage, during fiscal 2004, which will be funded through cash from operations. Other than working capital and credit line, the Company presently has no other alternative source of working capital. For the year ended March 31, 2001, the Company had incurred significant operating losses and cash flow deficiencies. However, for the year ended March 31, 2003 and 2002 the Company had net income of $3,258,000 and $825,000, and has sustained profitability for seven consecutive quarters. The Company may seek to raise additional capital through the sale of equity securities. No assurances can be given that the Company will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to the Company. At this time, the Company has no commitments or plans to obtain additional capital. Further, there can be no assurances that even if such additional capital is obtained that the Company will sustain profitability or positive cash flow.

Recent Accounting Pronouncements

   The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company's consolidated financial position, results of operations or cash flows.


Item 7.    Financial Statements.

   The financial statements of the Company and the related notes are set forth at pages F-1 through F-16 attached hereto.

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

                            PART III

Item 9.  Directors,  Executive  Officers,  Promoters, and Control
         Persons; Compliance with Section 16(a)  of the  Exchange
         Act.

  Set forth below is information regarding the board of directors and executive officers of the Company:


      Name                           Office                    Age
-----------------------   ---------------------------------    ---
Marc  A. Puleo, M.D.      Chairman of the Board,
                          President and Corporate Secretary     40

Menderes Akdag            Chief Executive Officer               42
Bruce S. Rosenbloom       Chief Financial Officer and           34
                          Treasurer
Guven Kivilcim            Director                              30
Robert C. Schweitzer      Director                              56
Ronald J. Korn            Director                              63
Gian Fulgoni              Director                              55

  MARC PULEO, M.D., age 40, has served as Chairman of our Board of Directors since our inception in January 1996. From January 1996 until March 2000, Dr. Puleo also served as our President, from January 1996 until March 2001, Dr. Puleo served as our Chief Executive Officer, from January 1996 until May 2000, and Dr. Puleo served as our Treasurer from January 1996 to May 2001. Dr. Puleo has also been the President of South Florida Anesthesia Professionals, an entity located in Fort Lauderdale, Florida, since founding that company in January 1996. Dr. Puleo was Vice President of Dynamic Press, Inc., an offset printing and direct marketing company, from June 1997 until June 1998. Dr. Puleo, an anesthesiologist, was employed with Anesthesia Professional Association, North Ridge Medical Center and North Ridge Outpatient Surgery Center from December 1994 through December 1995. Dr. Puleo was an anesthesia resident with the University of Illinois Hospitals and Clinics, the Michael Reese Hospital, the Westside Veteran's Administration Hospital, the University of Illinois Eye and Ear Infirmary, the Nathan Cummings Surgicenter, and the University of Illinois Pain Clinic, all located in the Chicago, Illinois area, from July 1991 through June 1994. Dr. Puleo received his medical degree from the University of Illinois College of Medicine, Chicago, Illinois.

  MENDERES AKDAG, age 42, was appointed Chief Executive Officer on March 16, 2001. Prior to joining PetMed Express, from November 2000 until March 2001, Mr. Akdag served as Chief Executive Officer of International Cosmetics Marketing Co. d/b/a Beverly Sassoon & Co., a publicly held (OTCBB: ICMK) direct sales company distributing skin care and nutritional products. From May 1991 until August 2000, Mr. Akdag was employed by Lens Express, Inc., a direct sales company distributing replacement contact lenses, serving as its President from May 1996 until August 2000, Chief Executive officer and a member of the Board of Directors from August 1992 until May 1996, and Chief Financial
Officer and a member of the Board of Directors from May 1991 until August 1992. On December 14, 1998, Netel Inc., a corporation in which Mr. Akdag served as a member of the Board of Directors, filed a Petition for Chapter 11 bankruptcy in the United States Bankruptcy Court Southern District of Florida. The proceeding was styled IN RE: NETEL, INC., CASE NO. 98-28929-BKC-PGH. On July 19, 1999, the Bankruptcy Court entered an Order Confirming an Amended Chapter 11 Plan. On December 21, 1999, the Bankruptcy Court entered a Final Decree, Discharge of Trustee, and closed the case. Mr. Akdag holds a Bachelor of Science degree in Business Administration with a major in finance from the University of Florida where he graduated with high honors.

  BRUCE ROSENBLOOM, age 34, was appointed Chief Financial Officer on May 30, 2001. Mr. Rosenbloom served as the Manager of Finance and Financial Reporting of Cooker Restaurant Corporation, a $147 million, 65 location, publicly held (OTCBB: CGRT) restaurant, in West Palm Beach, Florida, from December 2000 until May 2001. Mr. Rosenbloom's duties included all internal and external reporting including all SEC filings and Annual Report to Shareholders. Mr. Rosenbloom was a senior audit accountant for Deloitte & Touche LLP, an international accounting firm, West Palm Beach, Florida, from January 1996 until December 2000. Mr. Rosenbloom was responsible for planning and conducting all aspects of audit engagements for clients in various industries, including direct marketing, healthcare, manufacturing, financial institutions, and professional service firms. From August of 1992 to May of 1995, Mr. Rosenbloom was an Account Executive for MCI Telecommunications. Mr. Rosenbloom, a certified public accountant, received a Bachelor of Science degree in Accounting from Florida Atlantic University, Boca Raton, Florida in 1996 and a Bachelor of Arts degree in Economics from the University of Texas, Austin, Texas in 1992.

  GUVEN KIVILCIM, age 30, has been a member of our Board of Directors since November 2000. Since December 1997, Mr. Kivilcim has been President and Director of Radiant Telecom, Inc., a long distance telecommunications company. Mr. Kivilcim is a member of Tricon Holdings, LLC, which is the principal shareholder of the Company. From 1995 to present, Mr. Kivilcim has been employed as a Vice President with Tel3.com and a managing member of Intelligent Switching and Software, Inc., long distance telecommunications companies. Mr. Kivilcim is also Secretary and Treasurer of Next Communications, Inc. and Secretary and Director of Ntera, Inc.

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

   RONALD J. KORN, age 63, has been the President of Ronald Korn Consulting, a business consulting firm, since 1991. He served as the Managing Partner of KPMG, LLP's Miami office from 1985 to 1991. Mr. Korn held various positions including Partner with KPMG, an international accounting firm, from 1961 until 1991. He has served as a Director of TOUSA Homes, Inc. (formerly Engle Homes, Inc.) since 1992, and a Director, Chairman of the Audit Committee, and member of the Loan Committee of Horizon Bank, FSB since 1999. Mr. Korn previously served as a Director and Chairman of the Audit Committee of Vacation Break U.S.A., Inc. and Magicworks Entertainment Corporation, and Non-Executive Chairman of Carole Korn Interiors, Inc. Mr. Korn holds a Juris Doctor degree from the New York University Law School and a Bachelor of Science degree in Economics from the University of Pennsylvania, Wharton School.

   GIAN FULGONI, age 55, has been the Executive Chairman of ComScore Networks, Inc. since 1999. From 1981 until 1998, Mr. Fulgoni served as president and chief executive officer of Information Resources, Inc. (IRIC: NASDAQ). He was a member of our Board of Directors from August 1999 through November 2000. Mr. Fulgoni currently serves as a member of the Board of Directors of Easter Seals, Chicago. Mr. Fulgoni served on the Board of Directors of Platinum Technology, Inc. from 1990 to 1999, U.S. Robotics, Inc. from 1991 to 1994, and Yesmail.com, Inc. in 1999. Educated in the U.K., Mr. Fulgoni holds a Masters degree in Marketing from the University of Lancaster and a Bachelor of Science degree in Physics from the University of Manchester.

   On  November  13,  2002, Messrs. Kenneth  Jacobi  and  Huseyin
Kizanlikli, members of the Board of Directors of the Company resigned. The resignations were not related to a disagreement with the Company on any matter related to the Company's operations, policies or practices. On November 14, 2002 through November 19, 2002, the Company appointed four new board members to its Board of Directors. Joining the Company's Board of Directors are Messrs. Robert C. Schweitzer, Ronald J. Korn, Gian Fulgoni, and the Company's Chief Executive Officer, Menderes Akdag. Each independent Board of Director will be compensated $10,000 annually, and were granted 30,000 stock options, at an exercise price of $1.90 per share, to purchase the Company's Common Stock, which will vest equally over a three year period.

   There are no familial relationships between any of the executive officers and directors, however, Mr. Kivilcim is the nephew of the majority shareholder, Mustafa Yesil, who owns Tricon Holdings, LLC. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of our shareholders, or until his or her successor is elected and qualified. The bylaws permit the board of directors to fill any vacancy and that director may serve until the next annual meeting of stockholders or until his successor is elected and qualified.

Committees of the Board of Directors

   The Board of Directors has established an audit committee and a compensation committee, both of which are comprised of non-employee independent directors. The compensation committee establishes guidelines and standards relating to the determination of executive compensation, reviews executive compensation policies and recommends to our board of directors compensation for our executive officers and other employees. Our compensation committee also administers our stock incentive plan and determines the number of shares covered by, and terms of, options to be granted to executive officers and other employees under this plan.

   The audit committee recommends independent auditors, reviews internal financial information, reviews audit reports and management letters, participates in the determination of the adequacy of the internal accounting control system, reviews the results of audits with independent auditors, oversees quarterly and yearly reporting, and is responsible for policies, procedures, and other matters relating to business integrity, ethics and conflicts of interests. The members of the compensation and audit committees are Messrs. Schweitzer, Korn, and Fulgoni.

Compliance With Section 16(a) of the Exchange Act

   We became a reporting company under the Securities Exchange Act of 1934 (the "Exchange Act") in March 2000. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 ("Exchange Act") through the fiscal year ended March 31, 2003, the Company is not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended March 31, 2003, except as follows:

   * Tricon Holdings, LLC, ("Tricon") our majority shareholder, failed to file a Form 4 for exercising the right to 2,500,000 shares of our common stock in each of the three months, December 2000, January 2001, and February 2001. Additionally, Tricon failed to file a Form 4 for the distribution of 1,860,000 shares of our common stock and 540,000 warrants in November 2002 to the indirect beneficial owner, Guven
       Kivilcim, a director of the Company. Such delinquent reports were subsequently filed.

   * Guven Kivilcim, a director of the Company, failed to file a Form 4 for receiving the distribution of 1,860,000 shares of our common stock and 540,000 warrants from
       Tricon in November 2002. Additionally, Mr. Kivilcim failed to file a Form 4 for exercising the right to 500,000 shares of our common stock in each of the three months, December 2000, January 2001, and February 2001, reflecting the indirect ownership of Tricon. Also, Mr. Kivilcim failed to file a Form 4 for his purchase of 11,000 shares of our common stock in March 2001 and his spouse's purchase of a total of 26,000 shares of our common stock in March, August, and September 2001. Such delinquent reports were subsequently filed.

   * Creslin Limited, ("Creslin"), our majority shareholder who holds and controls Tricon, failed to file a Form 4 for exercising the right to 2,000,000 shares of our common stock in each of the three months, December 2000, January 2001, and February 2001, reflecting the indirect ownership of Tricon. Additionally, Creslin failed to file a Form 4 for the following: the sale of 500,000 shares of our common stock by Tricon in September 2002, the issuance of 300,000 shares of our common stock upon the exercise of stock options by Tricon in September 2002, the sale of
       225,000 shares of our common stock by Tricon in October 2002, the distribution of 1,860,000 shares of our common stock and 540,000 warrants in November 2002 to the indirect beneficial owner, Guven Kivilcim, a director of the Company, the sale of 125,000 shares of our common stock by Tricon in March 2003, the sale of 200,000 shares of our common stock by Tricon in June 2003, reflecting the indirect ownership of Tricon. Such delinquent reports were subsequently filed.

   *   Marc Puleo, the Company's president, failed to file a Form
       4 upon  the  grant  of  600,000  options to  purchase  the
       Company's  common  stock  in  May 2000.   This  delinquent
       report was subsequently filed.


Item 10.    Executive Compensation.

  The following table sets forth the annual and long-term compensation paid by us for services performed on our behalf for the last three completed fiscal years ended March 31, 2003, 2002 and 2001, with respect to our chief executive officer and other executive officers serving as such who earned compensation greater than $100,000 in these fiscal years:

                   SUMMARY COMPENSATION TABLE

                                        Annual Compensation           Long-Term Compensation
                                   ----------------------------  -------------------------------
                                                                   Awards     Payouts
                                                     Other       Securities            All Other
                                                     Annual      Underlying    LTIP     Compen-
     Name and                                        Compen-      Options/    Payouts   sation
 Principal Position       Year     Salary    Bonus   sation ($)   SARs (#)      ($)       ($)
------------------------  ----     -------   ------  ----------  ----------   -------  ---------
Marc Puleo, M.D.,         2003  $  100,000   50,000    -           240,000       -         -
 Chairman of the Board    2002      88,462     -       -              -          -         -
 President                2001      85,000   15,000    -           200,000       -         -

Menderes Akdag,           2003     200,000     -       -              -          -         -
 Chief Executive Officer  2002     176,923     -       -              -          -         -
                          2001       6,000     -       -           750,000       -         -

Bruce S. Rosenbloom,      2003     100,000      500    -              -          -         -
 Chief Financial Officer  2002      77,962     -       -            75,000       -         -
                          2001        -        -       -              -          -         -

Employment Agreements

   On March 16, 2001, the Company entered into an employment agreement with Menderes Akdag to serve as the Company's Chief Executive Officer. Under the terms of this three-year agreement the Company will pay Mr. Akdag an annual salary of $150,000 for the first six months of the agreement, and thereafter his annual salary will be increased to $200,000. The Company can terminate the employment of Mr. Akdag either upon mutual consent or for cause. If the Company should terminate Mr. Akdag for cause, or if Mr. Akdag should terminate the agreement without "good reason" as described in the employment agreement, no severance benefits shall be paid. If the Company should terminate Mr. Akdag without cause, the Company must give Mr. Akdag three months notice and continue to compensate him under the terms of this employment agreement during those three months. At the end of the three-month period, the Company must pay Mr. Akdag severance benefits equal to the annual base salary of the executive, and any previously granted but unvested options shall immediately vest. The agreement can be terminated upon the mutual consent of the parties, or upon 90 days notice by the Company during which time the Company shall continue to compensate him under the terms of his employment agreement. The Company also granted Mr. Akdag options to purchase 750,000 shares of its common stock under the Company's 1998 Stock Option Plan at an exercise price of $.32 per share, which vest at the rate of 187,500 options on each of March 16, 2001, 2002, 2003 and 2004, exercisable for a period of three years from the date of vesting. The employment agreement contains customary non-disclosure provisions, as well as a non-competition restriction for a period of 18 months following the termination of the agreement.

   On May 1, 2000, the Company entered into a two-year employment agreement with Marc Puleo, M.D., as Chief Executive Officer, which provided for annual cash compensation to him of $150,000. On November 8, 2000, Dr. Puleo's employment agreement dated May 1, 2000 was amended to reflect a salary of $75,000 annually. Under the terms of the employment agreement Dr. Puleo received an annual salary of $75,000, subject to increase no less frequent than an annual review by our board of directors. Dr. Puleo's salary was increased to $100,000 in Fiscal 2002, and than increased to $150,000 in May 2003. The Company can terminate the employment of Dr. Puleo either upon mutual consent or for cause. If the Company should terminate Dr. Puleo for cause, or if Dr. Puleo should terminate the agreement without "good reason" as described in the employment agreement, no severance benefits shall be paid. If the Company should terminate Dr. Puleo without cause, the Company must give Dr. Puleo three months notice and continue to compensate him under the terms of this employment agreement during those three months. At the end of the three-month period, the Company must pay Dr. Puleo severance benefits equal to the annual base salary of the executive, and any previously granted but unvested options shall immediately vest. If the Company should terminate Dr. Puleo for cause, as defined in employment agreement, no severance benefits shall be paid. The agreement can be terminated upon the mutual consent of the parties, or upon 90 days notice by the Company during which time the Company shall continue to compensate him under the terms of his employment agreement, or his contract will renew annually.

Stock Options
-------------

Non-Plan Options Agreements

   As of June 13, 2003, options to purchase 91,500 shares of our common stock, at an exercise price of $1.33 per share, was outstanding.

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

   As  of June 13, 2003, options to purchase 2,158,434 shares  of our  common stock, at exercise prices ranging from $.32 to  $4.50 per share, were outstanding under the Plan.

  The following table sets forth certain information concerning grants of options to the Named Executive Officers during the fiscal year ended March 31, 2003.

        OPTION GRANTS FOR FISCAL YEAR ENDED MARCH 31, 2003

                      Individual Grants
                          Number of             Percent of
                         Securities            Total Options
                         Underlying               granted       Exercise or
                       Options Granted         to Employees     Base Price    Expiration
      Name                (shares)            in Fiscal Year     ($/share)       Date
-------------------   -----------------       --------------   ------------  ------------
Marc Puleo, M.D.          240,000       (a)          100%      $   1.05      May 20, 2006

Menderes Akdag               -          (b)           -             -              -

Bruce S. Rosenbloom          -          (b)           -             -              -


  (a) The Company granted Mr. Puleo options to purchase 240,000 shares of its common stock on May 20, 2002, under the Company's 1998 Stock Option Plan: 240,000 options at an exercise price of $1.05 per share which vest at the rate of 80,000 options on each of May 20, 2003, 2004, and 2005.

  (b)  No options were issued during fiscal 2003.


  The following table sets forth, as of March 31, 2003, the number of stock options and the value of unexercised stock options held by the Named Executive Officers and the exercises of stock options during the year ended March 31, 2003 by the Named Executive Officers.


  AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END STOCK OPTION VALUES

                                                    Number of Securities               Value of Unexercised
                        Shares                     Underlying Unexercised              In-the-Money Options
                     Acquired on    Value       Options at Fiscal Year End (#)    Options at Fiscal Year End($)(1)
      Name           Exercise (#)  Realized($)  Exercisable     Unexercisable     Exercisable     Unexercisable
-------------------  ------------  -----------  -----------     -------------     -----------     -------------

Marc Puleo, M.D.       300,000     $ 207,000      1,400,000           240,000     $ 1,734,000     $     314,400

Menderes Akdag         375,000       648,750        187,500           187,500         382,500           382,500

Bruce S. Rosenbloom       -             -            25,000            50,000          24,333            48,667

(1)  Represents the difference between the closing price  ($2.36)
     of the Company's Common stock on March 31, 2003, the last trading day of the Company's 2003 fiscal year, and the exercise price of the options.

Item  11.    Security Ownership of Certain Beneficial Owners  and
             Management.

  As of June 13, 2003, there were 19,105,044 shares of the Company's common stock issued and outstanding. These securities represent all of the Company's issued and outstanding voting securities. The following table sets forth, as of the close of business on June 13, 2003, (a) the name and number of shares of each person known by us to be the beneficial owner of more than 5% of the class of stock; and (b) the number of shares of these securities owned by each executive officer and director, (c) and all executive officers and directors as a group, together with their respective percentage holdings of such shares. Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting or investment power with respect to securities, and includes any securities, which the person has the right to acquire within 60 days after June 13, 2003, through the conversion or exercise of any security or other right. Except as otherwise specifically set forth herein, the following tables give no effect to the exercise of any outstanding stock options or warrants. Unless otherwise indicated, the address for each person is 1441 SW 29 Avenue, Pompano Beach, Florida 33069.


       Name                     Number of Shares        Percent of Shares
of Beneficial Owner             Beneficially Owned         Outstanding
-------------------             ------------------      -----------------

Tricon Holdings, LLC                     9,550,000  (a)       44.9%
Marc Puleo, M.D.                         2,934,250  (b)       14.7%
Guven Kivilcim                           2,346,000  (c)       11.9%
International Consultants, LLC           1,111,000  (d)        5.8%
Menderes Akdag                             562,500  (e)        2.9%
Bruce S. Rosenbloom                         43,767  (f)         *
Robert C. Schweitzer                         2,000  (g)         *
Ronald J. Korn                                -     (g)         -
Gian Fulgoni                                  -     (g)         -
All executive officers and
  directors as a group
  (seven persons)                        5,888,517            28.4%

----------------

* Less than 1% of the issued and outstanding shares.

   (a) Tricon Holdings, LLC, ("Tricon") holdings include 2,160,000 shares issuable upon exercise of warrants at $.33 per share, until November 2005. Guven Kivilcim, a director of the Company, and Ken Jacobi and Huseyin Kizanlikli, former directors of the Company, are the members of Tricon. Creslin Limited ("Creslin") is the sole shareholder of Tricon. Mr. Robert G. Guest is the officer, and Mr. Guest and Christopher J. Pitaluga are the directors of Creslin. Creslin Limited Trust owns 99% of Creslin. Abacus Trustees (Gibraltar) Limited is the trustee and Mustafa Yesil is the beneficiary of the Creslin Limited Trust. The address for Tricon is 1020 N.W. 163rd Drive, Miami, FL 33169.

   (b) Dr. Puleo's holdings include 2,054,250 shares of our common stock held by Marpul Trust, a trust established by Dr. Puleo under an agreement dated September 3, 1999 and of which he is the beneficiary. Southpac Trust International, Inc. is a trustee of Marpul Trust. Dr. Puleo's holdings also include vested options held by him to purchase 600,000 shares of common stock at $1.25 per share until May 2008, 200,000 shares of common stock at $.35 per share until March 2006, and 80,000 shares of common stock at $1.05 per share until May 2006, but exclude options to purchase an additional 160,000 shares of common stock at $1.05, which have not vested yet.

   (c) Mr. Kivilcim  is a member  of Tricon, his holdings include
       540,000 shares issuable upon the excerise of warrants at $.33 per share, until November, 2005.

   (d) As  reflected  on  the schedule 13G, which  was  filed  on
       September   25,   2002.   The  address  for  International
       Consultants,  LLC is 45 Grand Bay Drive, Key Biscayne,  FL
       33149.

   (e) Mr. Akdag's holdings include vested options to purchase 187,500 shares of common stock at $.32 per share until March 2006, but exclude options to purchase an additional 187,500 shares of common stock at $.32 per share, which has not yet vested.

   (f) Mr. Rosenbloom's holdings include options to purchase 16,667 shares of common stock at $1.65 per share until May 2005, 16,667 shares of common stock at $1.65 per share until May 2006, and 8,333 shares of common stock at $.86 per share until March 2006, but exclude options to purchase an additional 16,666 shares of common stock at $1.65 per share, 16,667 shares of common stock at $.86 per share, and 15,000 shares of common stock at $3.45 per share which has not yet vested.

   (g) Mr. Schweitzer's, Mr. Korn's, and Mr. Fulgoni's holdings exclude options to purchase an additional 30,000 shares of common stock at $1.90 per share, which have not yet vested.

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



Item 12.    Certain Relationships and Related Transactions.

  Guven Kivilcim, a member of Tricon Holdings, LLC and a member of the Company's board of directors, has an interest in Intelligent Switching & Software LLC, and Numind Software Systems, Inc., with which the Company conducted business with during the fiscal years ended March 31, 2003 and 2002. Intelligent Switching & Software LLC provided the Company with long distance telecommunication services, and Numind Software Systems, Inc. provided the Company with Internet and website design and hosting services. The Company paid $154,000 and $64,000 to Intelligent Switching & Software LLC, and $45,000 and $0 to Numind Software Systems, Inc., for services during the fiscal years ended March 31, 2003 and 2002, respectively. The Company owed $5,000 and $64,000 to Intelligent Switching & Software LLC, and $14,000 and $37,000 to Numind Software Systems, Inc., which were included in the Company's accounts payable balance as of March 31, 2003 and 2002, respectively. As of the date, hereof, the Company no longer conducts business with these companies.

   The Company believes that transactions with our officers, directors and principal stockholders have been made upon terms no less favorable to us than we might receive from unaffiliated third parties. The Company has adopted a policy whereby all transactions between us and one or more of our affiliates must be approved in advance by a majority of our disinterested directors.

Item 13.    Exhibits and Reports on Form 8-K.

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

  10.2     1998 Stock Option Plan (1)

  10.3     Line of Credit Agreement with SouthTrust Bank, N.A.(1)

  10.4 Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 10 of the Registrant's Form
           8-K on March 16, 2001, Commission File No. 000-28827)*

  10.5 Agreement for the Sale and Leaseback of the Land and Building. (incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K on June 14, 2001, Commission File No. 000-28827).

  10.6     Line of  Credit Renewal Agreement with SouthTrust Bank,
           N.A. (1).

  10.7     Loan Agreement with SouthTrust Bank, N.A. (1).

  10.8     Second  Line  of  Credit ($1,000,000)  Agreement  with
           SouthTrust Bank, N.A. (1)

  10.9     Third  Line  of  Credit  ($2,000,000)  Agreement  with
           SouthTrust Bank, N.A. (filed herewith).

  (16)     Letter regarding Change in Certifying Accountant.

  16.1 Letter from Lopez, Levi, & Associates LLC, regarding change in certifying accountants. (incorporated by reference to Exhibit 16 of the Registrant's Form 8-K on April 24, 2001, Commission File No. 000-28827).

  (21) Subsidiaries of Registrant.

  21.1     Subsidiaries of Registrant (filed herewith).

  (99) Certifications.

  99.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).

  99.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).

-----------------------------

(1) Incorporated by reference to the Registration Statement on Form 10-SB, File No. 000-28827, as amended, as filed with the Securities and Exchange Commission.

(b)       Reports on Form 8-K.

(1) On November 20, 2002 the Company filed a report under Item 5 disclosing other events relating to the addition and resignation on certain members of the Board of Directors. (incorporated by reference of the Registrant's Form 8-K on November 20, 2002, Commission File No. 000-28827).


Item 14.    Controls and Procedures.

  The Company's management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 13, 2003 (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

                           SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: June 13, 2003         PETMED EXPRESS, INC.
                             (the "Registrant")

                             By: /s/ Menderes Akdag
                                -------------------------------
                                 Menderes Akdag
                                 Chief Executive Officer
                                 (principal executive officer)



  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on June 13, 2003.

    SIGNATURE                     TITLE



/s/ Menderes Akdag            Chief Executive Officer
--------------------------    (principal executive officer)
Menderes Akdag                Officer and Director



/s/ Marc Puleo, M.D.          Chairman of the Board and President
--------------------------    Officer and Director
Marc Puleo, M.D.



/s/ Bruce S. Rosenbloom       Chief Financial Officer and
--------------------------    Treasurer
Bruce S. Rosenbloom           (principal financial and accounting
                              officer)
                              Officer


/s/ Guven Kivilcim            Director
--------------------------
Guven Kivilcim




/s/ Robert C. Schweitzer      Director
--------------------------
Robert C. Schweitzer




/s/ Ronald J. Korn            Director
--------------------------
Ronald J. Korn




/s/ Gian Fulgoni              Director
--------------------------
Gian Fulgoni

                          CERTIFICATION

     I, MENDERES AKDAG, certify that:

     1. I have reviewed this annual report on Form 10-KSB of PetMed Express, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a.   designed   such  disclosure   controls   and
               procedures    to   ensure   that    material
               information   relating  to  the  registrant,
               including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b.   evaluated   the   effectiveness    of    the
               registrant's    disclosure   controls    and
               procedures as of a date within 90 days prior to the filing date of this annual report
               (the "Evaluation Date"); and

          c.   presented   in   this  annual   report   our
               conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5.   The registrant's other certifying officers and  I
          have   disclosed,  based  on  our   most   recent
          evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a.   all  significant deficiencies in the  design
               or  operation  of  internal  controls  which
               could   adversely  affect  the  registrant's
               ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6.   The registrant's other certifying officers and  I
          have  indicated  in  this annual  report  whether
          there   were  significant  changes  in   internal
          controls   or   in  other  factors   that   could
          significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: June 13, 2003


     By: /s/ Menderes Akdag
        ---------------------------
        Menderes Akdag
        Chief Executive Officer

                          CERTIFICATION

     I, BRUCE S. ROSENBLOOM, certify that:

     1. I have reviewed this annual report on Form 10-KSB of PetMed Express, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.   The registrant's other certifying officers and  I
          are responsible for establishing for establishing
          and    maintaining   disclosure   controls    and
          procedures (as defined in Exchange Act Rules 13a-
          14 and 15d-14) for the registrant and have:

          a.   designed   such  disclosure   controls   and
               procedures    to   ensure   that    material
               information   relating  to  the  registrant,
               including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b.   evaluated   the   effectiveness    of    the
               registrant's    disclosure   controls    and
               procedures as of a date within 90 days prior to the filing date of this annual report
               (the "Evaluation Date"); and

          c.   presented   in   this  annual   report   our
               conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5.   The registrant's other certifying officers and  I
          have   disclosed,  based  on  our   most   recent
          evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a.   all  significant deficiencies in the  design
               or  operation  of  internal  controls  which
               could   adversely  affect  the  registrant's
               ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls: and

     6.   The registrant's other certifying officers and  I
          have  indicated  in  this annual  report  whether
          there   were  significant  changes  in   internal
          controls   or   in  other  factors   that   could
          significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: June 13, 2003


     By: /s/ Bruce S. Rosenbloom
        ------------------------------
         Bruce S. Rosenbloom
         Chief Financial Officer

_________________________________________________________________
_________________________________________________________________




                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


                     _______________________



                      PETMED EXPRESS, INC.


                     _______________________



                    Form 10-KSB ANNUAL REPORT


                   FOR THE FISCAL YEAR ENDED:

                         MARCH 31, 2003



                     _______________________


                CONSOLIDATED FINANCIAL STATEMENTS

                     _______________________






_________________________________________________________________
_________________________________________________________________

              PETMED EXPRESS, INC AND SUBSIDIARIES

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                        Page


Independent Auditor's Report..........................   F-2

Consolidated Balance Sheet as of March 31, 2003.......   F-3

Consolidated Statements of Income for the fiscal
  years ended March 31, 2003 and March 31, 2002.......   F-4

Consolidated Statements of Changes in
Shareholders' Equity for the fiscal years ended
March 31, 2003 and March 31, 2002.....................   F-5

Consolidated Statements of Cash Flows for the
fiscal years ended March 31, 2003 and
March 31, 2002 .......................................   F-6

Notes to Consolidated Financial Statements............ F-7-F-16

                  INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
PetMed Express, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of PetMed Express, Inc. and Subsidiaries (the "Company") as of March 31, 2003, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PetMed Express, Inc. and Subsidiaries at March 31, 2003, and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.





                                    /s/Goldstein Golub Kessler LLP
May 10, 2003                        ------------------------------
New York, New York                   Goldstein Golub Kessler LLP

               PETMED EXPRESS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET


                                                             March 31,
                                                                2003
                                                            -----------
                                ASSETS
                                ------

Current assets:
   Cash and cash equivalents                                $   984,169
   Accounts receivable, less allowance for
      doubtful accounts of $16,644                              651,883
   Inventories                                                4,268,146
   Prepaid expenses and other current assets                    478,108
                                                            -----------
          Total current assets                                6,382,306

   Property and equipment, net                                1,496,979
   Deferred income taxes                                        581,356
   Intangible asset                                             365,000
   Other assets                                                 200,155
                                                            -----------
Total assets                                                $ 9,025,796
                                                            ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

Current liabilities:
   Accounts payable and accrued expenses                    $ 3,296,223
   Current portion of loan obligation                            68,442
                                                            -----------
          Total current liabilities                           3,364,665

Loan obligation, less current portion                            68,443
                                                            -----------

Total liabilities                                             3,433,108
                                                            -----------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.001 par value, 5,000,000
     shares authorized; 2,500 convertible shares
     issued and outstanding with a liquidation
     preference of $4 per share                                   8,898
   Common stock, $.001 par value, 40,000,000
     shares authorized; 18,460,878 shares issued
     and outstanding                                             18,461
   Additional paid-in capital                                 7,279,207
   Accumulated deficit                                       (1,713,878)
                                                            -----------
          Total shareholders' equity                          5,592,688
                                                            -----------

Total liabilities and shareholders' equity                  $ 9,025,796
                                                            ===========



   See accompanying notes to consolidated financial statements

                 PETMED EXPRESS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME

                                              Year Ended March 31,
                                            -------------------------
                                               2003           2002
                                            -----------   -----------
 Sales                                    $  54,974,916    32,025,931
 Cost of sales                               31,517,639    18,894,493
                                            -----------   -----------
 Gross profit                                23,457,277    13,131,438
                                            -----------   -----------

 Operating expenses:
   General and administrative                 7,956,786     6,094,493
   Advertising                               11,649,811     5,717,242
   Severance charges                               -          195,000
   Depreciation and amortization                367,673       376,763
                                            -----------   -----------
 Total operating expenses                    19,974,270    12,383,498
                                            -----------   -----------

 Income from operations                       3,483,007       747,940
                                            -----------   -----------

 Other income (expense):
   Adjustment of estimate for legal
     settlement                                    -          345,000
   Gain (loss) on disposal of property
     and equipment                               15,000      (314,332)
   Interest expense                             (30,658)      (48,835)
   Interest income                                6,973        18,582
   Other, net                                     6,084        77,058
                                            -----------   -----------
 Total other income (expense)                    (2,601)       77,473
                                            -----------   -----------

 Income before provision for income taxes     3,480,406       825,413

 Provision for income taxes                     222,841          -
                                            -----------   -----------
 Net income                               $   3,257,565       825,413
                                            ===========   ===========

 Net income per common share:
   Basic                                  $        0.19          0.05
                                            ===========   ===========
   Diluted                                $        0.16          0.04
                                            ===========   ===========

 Weighted average number of common
 shares outstanding:
   Basic                                     17,300,130    16,360,010
                                            ===========   ===========
   Diluted                                   20,749,515    19,739,493
                                            ===========   ===========


   See accompanying notes to consolidated financial statements

                PETMED EXPRESS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

          Fiscal years ended March 31, 2003 and March 31, 2002


                                  Convertible               Common           Additional
                                Preferred Stock             Stock             Paid-In     Accumulated
                             Shares        Amounts     Shares      Amounts    Capital       Deficit        Total
                             ---------------------   ---------------------   ----------   -----------    ---------
Balance, March 31, 2001       2,500          8,898   16,360,010     16,360    6,528,885    (5,796,856)     757,287

  Net income                   -              -           -           -           -           825,413      825,413
                              -----        -------   ----------     ------    ---------   -----------    ---------
Balance, March 31, 2002       2,500          8,898   16,360,010     16,360    6,528,885    (4,971,443)   1,582,700

  Issuance of common
    stock from exercise of
    stock options              -              -       1,018,833      1,019      304,360          -         305,379
  Issuance of common
    stock from exercise of
    warrants                   -              -       1,082,035      1,082      274,375          -         275,457
  Tax benefit related to
    stock options exercised    -              -           -           -         171,587          -         171,587
  Net income                   -              -           -           -           -         3,257,565    3,257,565
                              -----        -------   ----------     ------    ---------   -----------    ---------
Balance, March 31, 2003       2,500          8,898   18,460,878     18,461    7,279,207    (1,713,878)   5,592,688





  See accompanying notes to consolidated financial statements

             PETMED EXPRESS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Year Ended March 31,
                                                                    -----------------------
                                                                      2003          2002
                                                                    ---------    ----------
 Cash flows from operating activities:
    Net income                                                    $ 3,257,565       825,413
    Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                 367,673       376,763
        Tax benefit related to stock options exercised                171,587          -
        Amortization of deferred membership fee revenue                  -         (140,048)
        (Gain) loss on disposal of property and equipment             (15,000)      314,332
        Bad debt expense                                               15,027         6,862
        Deferred income taxes                                        (581,356)         -
        (Increase) decrease in operating assets and liabilities:
             Accounts receivable                                     (375,397)     (135,907)
             Inventories                                           (1,961,526)   (1,675,226)
             Prepaid expenses and other current assets               (329,500)     (126,494)
             Other assets                                            (150,000)      (42,500)
             Accounts payable and accrued expenses                    571,228     1,072,829
                                                                    ---------    ----------
 Net cash provided by operating activities                            970,301       476,024
                                                                    ---------    ----------

 Cash flows from investing activities:
    Net proceeds from the sale of property and equipment               15,000     2,016,921
    Purchases of property and equipment                              (744,596)     (555,645)
    Purchase of intangible asset                                     (365,000)         -
                                                                    ---------    ----------
 Net cash (used in) provided by investing activities               (1,094,596)    1,461,276
                                                                    ---------    ----------

 Cash flows from financing activities:
    Payments on mortgage payable                                         -       (1,566,833)
    Payments on capital lease obligations                                -         (247,209)
    (Payments) borrowings on loan agreement                           (68,442)      205,327
    Payments on line of credit agreement                             (141,214)         -
    Proceeds from the exercise of stock options and warrants          580,836          -
                                                                    ---------    ----------
 Net cash provided by (used in) financing activities                  371,180    (1,608,715)
                                                                    ---------    ----------

 Net increase in cash and cash equivalents                            246,885       328,585
 Cash and cash equivalents, at beginning of year                      737,284       408,699
                                                                    ---------    ----------
 Cash and cash equivalents, at end of year                        $   984,169       737,284
                                                                    =========    ==========


 Supplemental disclosure of cash flow information:

    Cash paid for interest                                        $    30,675        29,150
                                                                    =========    ==========
    Cash paid for income taxes                                    $   508,000          -
                                                                    =========    ==========



     See accompanying notes to consolidated financial statements

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

     Organization

     PetMed Express, Inc. and its subsidiaries, d/b/a 1-800-PetMeds, (the "Company") is a leading nationwide pet pharmacy. The Company markets prescription and non-prescription pet medications, along with health and nutritional supplements, for cats and dogs direct to the consumer.

     The Company markets its products through national television, on-line and direct mail advertising campaigns, which aim to increase the recognition of the "1-800-PetMeds" brand name, increase traffic on its web site at www.1800PetMeds.com , acquire new customers, and maximize repeat purchases. The majority of all of the Company's sales are to residents of the United States. The Company's executive offices are located in Pompano Beach, Florida.

     During the fiscal year ended March 31, 2001, the Company formed two wholly owned subsidiaries. One company was formed to assist in the purchasing of products and the other for advertising. The Company's fiscal year end is March 31. References herein to fiscal 2003 or 2002 refer to the Company's fiscal years ended March 31, 2003 and 2002, respectively.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

     Revenue Recognition

     The Company generates revenue by selling pet medication products primarily to retail consumers and minimally to wholesale customers. The Company's policy is to recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the consumer. Outbound shipping and handling fees are included in sales and are billed upon shipment. Shipping and handling expenses are included in cost of sales.

     The majority of the Company's sales are paid by credit cards and the Company usually receives the cash settlement in one to three banking days. Credit card sales minimize our accounts receivable balances relative to our sales. The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from the customers' inability to make required payments, arising from either credit card charge-backs or insufficient fund checks. The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends. At March 31, 2003 the allowance for doubtful accounts was approximately $17,000.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2003, consist of the Company's cash accounts, overnight repurchase agreements, and short-term investments with a maturity of three months or less. The carrying amount of cash equivalents approximates fair value.

     The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The
     Company has not experienced any losses in such accounts.

     Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Inventories

     Inventories consist of prescription and non-prescription pet medications that are available for sale and are priced at the lower of cost or market value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. At March 31, 2003 the inventory reserve was approximately $87,000.

     Property and Equipment

     Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. The furniture, fixtures, equipment and computer software are depreciated over periods ranging from three to seven years. Leasehold improvements and assets under capital lease agreements are amortized over the shorter of the underlying lease agreement or the useful life of the asset.

     Long-lived Assets

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of the asset to net future cash flows expected to be generated from the asset.

     Intangible Asset

     The intangible asset consists of a toll free telephone number, which the Company obtained in the quarter ended September 30, 2002. The Company paid $365,000, to reimburse previously expended advertising costs relating to obtaining the rights to the toll free number. In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, the intangible asset is not being amortized, and is subject to an annual review for impairment.

     Advertising

     The Company's advertising expense consists primarily of television advertising, internet marketing, catalog and postcard production, and mailing costs. Television costs are expensed as the ads are televised and catalog and postcard costs are expensed when the related catalog and postcards are produced, distributed or superseded.

     Accounting for Stock-Based Compensation

     The Company accounts for employee stock options using the intrinsic value method as prescribed by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. The Company follows the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for employee stock options. Had the Company determined employee compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been decreased to the pro forma amounts indicated below:


Year Ended March 31,                        2003            2002
--------------------                      ---------       ---------
Reported net income:                   $  3,257,565    $    825,413

Deduct: total stock-based employee
  compensation expense determined
  under fair-value based method
  for all awards, net of related
  tax effects                               285,258         129,465
                                          ---------       ---------
Proforma net income:                      2,972,307         695,948
                                          =========       =========

Reported basic net income per share:   $       0.19    $       0.05
                                          =========       =========

Proforma basic net income per share:   $       0.17    $       0.04
                                          =========       =========

Reported diluted net income per share: $       0.16    $       0.04
                                          =========       =========

Proforma diluted net income per share: $       0.14    $       0.04
                                          =========       =========

     The per share weighted-average fair value of stock options granted during fiscal 2003 and 2002 was $1.28, and $.70, respectively, on the date of grant using the Black Scholes option-pricing model, as prescribed by SFAS No. 123, with the following weighted-average assumptions: dividend yield
     0.0 percent and 0.0 percent; risk-free interest rates of 4.0 percent and 6.0 percent; expected lives of 3-5 years and 3-5 years, and expected volatility of 62 percent and 60 percent, respectively.

     Fair Value of Financial Instruments

     The carrying amounts of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying amount of the loan payable approximates fair value as their interest rates approximate current market rates.

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

     Recent Accounting Pronouncements

     The Company does not believe that any recently issued, but not yet effective, accounting standard, if currently adopted, will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

 (2) Property and Equipment

     Major classifications of property and equipment consist of the following:


                                                    March 31,
                                                      2003
                                                   -----------

     Leasehold improvements                            289,901
     Computer software                                 327,197
     Furniture, fixtures and equipment               1,606,484
     Equipment and software under capital lease        113,398
                                                   -----------
                                                     2,336,980
 Less: accumulated depreciation and amortization      (840,001)
                                                   -----------
           Property and equipment, net            $  1,496,979
                                                   ===========

     Amortization expense for equipment and software under capital leases was $24,123 and $93,169 for fiscal 2003 and 2002, respectively.

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

     On July 22, 2002, the Company executed an agreement which increased the line of credit from $150,000 to $1,000,000.
     On March 18, 2003, the Company increased the line of credit agreement from $1,000,000 to $2,000,000, effective through July 22, 2004. The interest rate is at the published thirty day London Interbank Offered Rates ("LIBOR") plus 2.65% (3.92% at March 31, 2003), and contains various financial and operating covenants. At March 31, 2003, there was no outstanding balance under the line of credit agreement.

     On March 12, 2002, the Company entered into a $205,000, three year term loan agreement with a bank, with interest accruing at the lending institution's base rate plus 1% (5.25% at March 31, 2003). The loan proceeds were used to purchase a $250,000 computer server. The aggregate loan maturities are $68,000 per year for three years.

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

     Preferred Stock

     In April 1998, the Company issued 250,000 shares of its $.001 par value preferred stock at a price of $4.00 per share, less issuance costs of $112,187. Each share of the preferred stock is convertible into approximately 4.05 shares of common stock at the election of the shareholder. The preferred stock was recorded at $887,813, net of the value of the beneficial conversion feature of $771,525. The value of the beneficial conversion feature was computed as the difference between the closing market price of the Company's common stock ($1.75 per share) and the conversion price of the preferred stock ($.988 per share) on the date the preferred stock was sold. This amount was immediately recognized as a reduction to net income available to common stockholders. The shares have a liquidation value of $4.00 per share and may pay dividends at the sole discretion of the Company. The Company does not anticipate paying dividends to the preferred shareholders in the foreseeable future. Each share of preferred stock is entitled to one vote on all matters submitted to a vote of shareholders of the Company. As of March 31, 2003, 2,500 shares of the convertible preferred stock remained unconverted and outstanding.

(5)  Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

                                             March 31,     March 31,
                                               2003          2002
                                            -----------   -----------
 Deferred tax assets:
    Bad debt and inventory reserves              39,041        30,946
    Deferred compensation (stock options)        59,814       231,400
    Intangible assets                              -            7,410
    Accrued expenses                             58,033       155,087
    Net operating loss carryforward           1,439,932     1,856,732
                                            -----------   -----------

 Deferred tax assets                          1,596,820     2,281,575
 Less: valuation allowance                     (938,766)   (2,204,877)
                                            -----------   -----------

 Total deferred tax assets                      658,054        76,698

 Deferred tax liabilities:
    Depreciation                                (76,698)      (76,698)
                                            -----------   -----------
 Total net deferred taxes                   $   581,356   $      -
                                            ===========   ===========


     The change in the valuation allowance for the year ended March 31, 2003, is approximately $1,266,000. At March 31, 2003, the Company had net operating loss carryforwards of approximately $3,800,000, of which $159,000 relate to the exercise of stock options that will result in an adjustment to equity when the benefit is realized. The net operating loss carryforwards expire in the years 2013 through 2020. The use of such net operating loss carryforwards is limited to approximately $266,000 annually; due to the November 22, 2000 change of control.

     The reconciliation of income tax provision computed at the U.S. federal statutory tax rates to income tax expense is as follows:

                                             March 31,     March 31,
                                               2003          2002
                                            -----------   -----------
Income taxes at U.S. statutory rates        $ 1,183,338   $   280,640
State income taxes, net of federal tax
  benefit                                       126,339        29,962
Permanent differences                             1,512           877
Other                                           177,763          -
Change in valuation allowance                (1,266,111)         -
Utilization of net operating loss
  carryforwards                                    -         (311,479)
                                            -----------   -----------
                                            $   222,841   $      -
                                            ===========   ===========

(6)  Stock Options and Warrants

     Stock Options Granted to Employees

     The Company established the 1998 Stock Option Plan (the "Plan") effective July 31, 1998, which provides for the issuance of qualified options to officers, directors and key employees, and nonqualified options to consultants and other service providers. The Company has reserved 5,000,000 shares of common stock for issuance under the Plan. The exercise prices of options issued under the Plan must be equal to or greater than the market price of the Company's common stock as of the date of issuance. The Company had 2,639,600 options outstanding under the Plan and 104,000 non plan options at March 31, 2003. Options issued prior to July 31, 1998 are not included in the Plan.

     A summary of the status of stock options and certain warrants issued by the Company, together with changes during the periods indicated, is presented in the following table:


                                                     Weighted-
                                                      average
                                      Options      exercise price
                                    -----------    --------------
 Balance at March 31, 2002            4,544,700    $     1.24
    Options Granted                     387,500          1.26
    Options Canceled                   (695,100)         2.81
                                    -----------    ----------

 Balance at March 31, 2002            4,237,100          0.98
    Options Granted                     910,432          0.75
    Options and Warrants Exercised   (1,800,868)         0.36
    Options Canceled                   (603,064)         1.45
                                    -----------    ----------
 Balance at March 31, 2003            2,743,600    $     1.06
                                    ===========    ==========


     The following table summarizes information for options currently outstanding and exercisable at March 31, 2003:



                         Options Outstanding            Options Exercisable
                   ---------------------------------   ---------------------
                              Weighted-    Weighted-               Weighted-
                               average     average                 average
    Exercise                  Remaining    Exercise                Exercise
  Price Range      Number        Life       Price       Number      Price
--------------   -----------------------------------   ---------------------
$ 0.20 - $0.86     862,500    4.35 years    $ 0.44       539,164   $   0.40
  1.05 -  1.76   1,756,500    4.74 years      1.28     1,503,200       1.28
  1.90 -  4.50     124,600    4.07 years      2.43        34,600       3.80
--------------   -----------------------------------   ---------------------
$ 0.20 - $4.50   2,743,600    4.58 years    $ 1.06     2,076,964   $   1.09
==============   ===================================   =====================


     At March 31, 2003 and March 31, 2002, the number of options exercisable was 2,076,964 and 2,752,803, respectively, and the weighted-average exercise price of those options was $1.09 and $.96, respectively. Adjustments are made for options forfeited prior to vesting.

     Warrants

     At March 31, 2003, there were 2,775,000 warrants outstanding. On November 22, 2000, Tricon Holdings, LLC, a Florida limited liability corporation ("Tricon"), acquired 10,000,000 shares of the Company's authorized and unissued shares of common stock and warrants to purchase 3,000,000 shares of the Company's authorized and unissued shares of common stock. The warrants are exercisable at $.33 per share and expire on November 22, 2005, and were assigned a value of $601,260 using the Black Scholes option-pricing model, as prescribed by SFAS No. 123, with the following weighted-average assumptions: dividend yield 0.0 percent; risk-free interest rates of 6.00 percent; expected lives of 3-5 years, and expected volatility of 91 percent. On September 30, 2002, Tricon exercised 300,000 warrants at the exercise price of $.33 per share, and the Company received proceeds of $99,000.

(7)  Related Party Transactions

     Guven Kivilcim, a member of Tricon Holdings, LLC and a member of the Company's board of directors, has an interest in Intelligent Switching & Software LLC, and Numind Software Systems, Inc., with which the Company conducted business with during the fiscal years ended March 31, 2003 and 2002. Intelligent Switching & Software LLC provided the Company with long distance telecommunication services, and Numind Software Systems, Inc. provided the Company with Internet and website design and hosting services. The Company paid $154,000 and $64,000 to Intelligent Switching & Software LLC, and $45,000 and $0 to Numind Software Systems, Inc., for services during the fiscal years ended March 31, 2003 and 2002, respectively. The Company owed $5,000 and $64,000 to Intelligent Switching & Software LLC, and $14,000 and $37,000 to Numind Software Systems, Inc., which were included in the Company's accounts payable balance as of March 31, 2003 and 2002, respectively.

(8)  Net Income Per Share

     In accordance with the provisions of SFAS No. 128, "Earnings Per Share," basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of potential stock options exercises, calculated using the treasury stock method. Outstanding stock options, warrants, and convertible preferred shares issued by the Company represent the only dilutive effect reflected in diluted weighted average shares outstanding.

     The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:


                                                  March 31,     March 31,
                                                    2003          2002
                                                 -----------   -----------
Net income (numerator):

  Net income                                     $ 3,257,565   $   825,413
                                                 ===========   ===========

Shares (denominator)

  Weighted average number of common shares
    outstanding used in basic computation         17,300,130    16,360,010
  Common shares issuable upon exercise
    of stock options and warrants                  3,439,260     3,369,358
  Common shares issuable upon conversion
    of preferred shares                               10,125        10,125
                                                 -----------   -----------
  Shares used in diluted computation              20,749,515    19,739,493
                                                 ===========   ===========

Net income per common share:

  Basic                                          $      0.19   $      0.05
                                                 ===========   ===========
  Diluted                                        $      0.16   $      0.04
                                                 ===========   ===========


     At March 31, 2003, 124,600 shares of common stock options and warrants, with a weighted average exercise price of $2.43, were excluded from the diluted net income per share computation as their exercise prices were greater than the average market price of the common shares for the period.

(9)  Valuation and Qualifying Accounts

      Activity in the Company's valuation and qualifying accounts consists of the following:

                                                      Year Ended March 31,
                                                     ------------------------
                                                        2003          2002
                                                     ----------    ----------
Allowance for doubtful accounts:
   Balance at beginning of period                  $      7,475  $      9,740
   Provision for doubtful accounts                       14,759          (319)
   Write-off of uncollectible accounts receivable        (5,590)       (1,946)
                                                     ----------    ----------
   Balance at end of period                        $     16,644  $      7,475
                                                     ==========    ==========

Valuation allowance for deferred tax assets:
   Balance at beginning of period                     2,204,877     2,554,081
   (Deletions) / additions                           (1,266,111)     (349,204)
                                                     ----------    ----------
   Balance at end of period                        $    938,766  $  2,204,877
                                                     ==========    ==========


(10) Commitments and Contingencies

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

     In fiscal 2003, the Company reached settlement agreements with the Louisiana, Missouri, New Mexico, and Ohio State Pharmacy Boards. According to the settlement agreements, the Company was required to terminate the alternate veterinarian program in the state and the Company's permit was placed on probation. As of March 31, 2003, the Company had paid all fines in full to cover any or all administrative and investigative costs associated with these settlements. At March 31, 2003, there was no accrual relating to these settlements. There can be no assurances made that other states will not attempt to take similar actions against the Company in the future.

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

     In September 2001, the Company and the EPA entered into a Consent Agreement and Final Order ("CAFO"). The settlement agreement required the Company to pay a civil penalty of $100,000 plus interest, requiring a payment of $56,000, which was paid in September 2002, and $53,000 due on September 30, 2003, a reduction from the previously assessed fine of $445,000. For the purpose of this CAFO, the Company admitted to the jurisdictional allegations set forth, and neither admitted nor denied the alleged violations. On September 28, 2001, the CAFO was approved and ordered by the regional judicial officer. Accordingly, a gain of $345,000 was reflected in the statement of income for the year ended March 31, 2002, to reflect the adjustment to this settlement.

     On March 19, 2002, Novartis Animal Health U.S., Inc. ("Novartis") filed a complaint against the Company and two other defendants in U.S. District Court for the Southern District of Florida. Novartis purports to assert seven claims related to the Company's alleged sale of pet medications produced for a Novartis Australian sister company: Count I: Infringement of Registered Trademark Under
     Section 32 of the Lanham Act, 15 U.S.C.  1114; Count II:
     Infringement of Unregistered Trademarks Under Section 43(a) of the Lanham Act, 15 U.S.C. 1125(a); Count III: False Advertising Under Section 43(a) of the Lanham act, 15 U.S.C.
      1125(a); Count IV: Misleading Advertising Under Florida Statutory Law; Count V: Deceptive and Unfair Trade Practices Under Florida Statutory Law; Count VI: Injury to Business Reputation Under Florida Statutory Law; Count VII: Common Law Unfair Competition. Subsequent to the year ended March 31, 2003, the Company reached a final settlement agreement with Novartis. According to the confidential settlement agreement dated April 7, 2003, the Company has satisfactorily resolved the contested issues raised by the complaint and the confidential settlement terms will not have a material impact on the Company's operations and financial results.

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

     Employment Agreement

     On March 16, 2001, the Company entered into an employment agreement with its Chief Executive Officer ("CEO"). Under the terms of this three-year agreement the Company will pay the CEO an annual salary of $150,000 for the first six months of the agreement, and thereafter his annual salary will be increased to $200,000. The Company also granted the CEO options to purchase 750,000 shares of its common stock under the Company's 1998 Stock Option Plan at an exercise price of $.32 per share, which vest at the rate of 187,500 options on each of March 16, 2001, 2002, 2003 and 2004.

     Operating Lease

     The Company leases their 32,000 square foot principal executive offices and warehouse, which expires in fiscal
     2007.   The Company is responsible for certain maintenance
     costs, taxes and insurance under this lease. The future minimum annual lease payments as of March 31, 2003, are as follows:

     Years Ending March 31,
     ----------------------

     2004                   $   277,000
     2005                       288,000
     2006                       300,000
     2007                        50,000
                            -----------
     Total lease payments   $   915,000
                            ===========


     Rent expense was $253,000 and $149,000 for the year ended
March 31, 2003 and 2002, respectively.

(11) Subsequent Events

     Subsequent to fiscal 2003, the Company received net proceeds of $766,000 upon the exercise and issuance of 644,166 shares of common stock, of which 600,000 shares were exercised by the Company's president.

(12) Quarterly Financial Data (unaudited)

     Summarized unaudited quarterly financial data for fiscal
2003 and 2002 is as follows:

Quarter Ended:                June 30, 2002   September 30, 2002  December 31, 2002   March 31, 2003 (a)
Sales                         $  14,830,755   $       14,229,702  $      11,050,124   $   14,864,335
Income from operations        $   1,291,235   $          307,754  $         693,269   $    1,190,749
Net income                    $     902,329   $          204,887  $         434,710   $    1,715,639
Diluted net income per share  $        0.04   $             0.01  $            0.02   $         0.09

Quarter Ended:                June 30, 2001   September 30, 2001  December 31, 2001   March 31, 2002
Sales                         $   5,363,650   $        7,762,825  $       8,248,904   $   10,650,552
(Loss) income from operations $    (880,765)  $           56,246  $         368,433   $    1,204,026
Net (loss) income             $  (1,090,684)  $          393,378  $         353,348   $    1,169,371
Diluted net (loss) income
  per share                   $       (0.07)  $             0.02  $            0.02   $         0.07


(a) The Company recorded a deferred tax asset of approximately $581,000, during the quarter ended March 31, 2003, resulting in an increase of diluted net income of $.03 per share.

_________________________________________________________________
_________________________________________________________________



                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


                     _______________________



                       PETMED EXPRESS, INC


                     _______________________



                    Form 10-KSB ANNUAL REPORT


                   FOR THE FISCAL YEAR ENDED:

                         MARCH 31, 2003



                     _______________________


                            EXHIBITS

                     _______________________










_________________________________________________________________
_________________________________________________________________

                          EXHIBIT INDEX
                          -------------

                                              Number of Pages   Incorporated
Exhibit                                         in Original          By
Number               Description                 Document+        Reference

 10.9     Third Line of Credit ($2,000,000)
          Agreement with SouthTrust Bank,           20               **
          N.A.

 99.1     Certification of Principal
          Executive Officer Pursuant to 18           1               **
          U.S.C. Section 1350

 99.2     Certification of Principal
          Financial Officer Pursuant to 18           1               **
          U.S.C. Section 1350

 21.1     Subsidiaries of the Company                1               **



** Filed herewith