Form 10-Q
period 2003-06-30
PETMED EXPRESS INC
filed 2003-08-11
CIK 1040130

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549

                            FORM 10-Q

                           (Mark One)

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2003
                                        ---------------

                               or

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____________ to _____________

                Commission file number: 000-28827
                                       -----------


                      PETMED EXPRESS, INC.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

            FLORIDA                               65-0680967
---------------------------------            -------------------
  (State or other jurisdiction                (I.R.S. Employer
of incorporation or organization)            Identification No.)


       1441 S.W. 29th Avenue, Pompano Beach, Florida 33069
       ---------------------------------------------------
            (Address of principal executive offices)

                         (954) 979-5995
        ------------------------------------------------
        (Issuer's telephone number, including area code)

                               N/A
 ---------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                Yes [X] No [ ]

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange
Act).                                             Yes [ ] No [X]

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                  Yes [ ] No [X]

              APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,336,458 Common Shares, $.001 par value per share at August 8, 2003

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

              PETMED EXPRESS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          June 30,         March 31,
                                                            2003             2003
                                                       ---------------  --------------
                                                         (Unaudited)
                       ASSETS
                       ------

Current assets:
   Cash and cash equivalents                           $     1,492,504  $      984,169
   Accounts receivable, less allowance for doubtful
      accounts of $26,071 and $16,644, respectively          1,297,609         651,883
   Inventories                                               6,885,161       4,268,146
   Prepaid expenses and other current assets                   458,395         478,108
                                                       ---------------  --------------
          Total current assets                              10,133,669       6,382,306

   Property and equipment, net                               1,579,530       1,496,979
   Deferred income taxes                                       581,356         581,356
   Intangible asset                                            365,000         365,000
   Other assets                                                171,822         200,155
                                                       ---------------  --------------
Total assets                                           $    12,831,377  $    9,025,796
                                                       ===============  ==============

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

Current liabilities:
   Accounts payable                                    $     3,503,423       2,570,459
   Accrued expenses and other current liabilities              997,105         725,764
   Current portion of loan obligation                           68,442          68,442
                                                       ---------------  --------------
          Total current liabilities                          4,568,970       3,364,665

Loan obligation, less current portion                           51,332          68,443
                                                       ---------------  --------------

Total liabilities                                            4,620,302       3,433,108
                                                       ---------------  --------------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.001 par value, 5,000,000
     shares authorized;  2,500 convertible shares
     issued and outstanding with a liquidation
     preference of $4 per share                                  8,898           8,898
   Common stock, $.001 par value, 40,000,000
     shares authorized; 19,140,877 and 18,460,878
     shares issued and outstanding, respectively                19,141          18,461
   Additional paid-in capital                                8,464,330       7,279,207
   Accumulated deficit                                        (281,294)     (1,713,878)
                                                       ---------------  --------------
          Total shareholders' equity                         8,211,075       5,592,688
                                                       ---------------  --------------
Total liabilities and shareholders' equity             $    12,831,377  $    9,025,796
                                                       ===============  ==============


See accompanying notes to condensed consolidated financial statements

              PETMED EXPRESS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)


                                                          Three Months Ended June 30,

                                                             2003            2002
                                                       ---------------  --------------

Sales                                                  $    30,387,563  $   14,830,755
Cost of sales                                               18,582,680       8,568,253
                                                       ---------------  --------------
Gross profit                                                11,804,883       6,262,502
                                                       ---------------  --------------

Operating expenses:
      General and administrative                             3,021,254       2,083,423
      Advertising                                            6,508,990       2,807,180
      Depreciation and amortization                            127,351          80,664
                                                       ---------------  --------------
 Total operating expenses                                    9,657,595       4,971,267
                                                       ---------------  --------------

 Income from operations                                      2,147,288       1,291,235
                                                       ---------------  --------------

 Other income (expense):
      Interest expense                                          (2,681)         (5,590)
      Interest income                                            2,149           4,133
      Other, net                                                   608           2,335
                                                       ---------------  --------------
 Total other income (expense)                                       76             878
                                                       ---------------  --------------

 Income before provision for income taxes                    2,147,364       1,292,113

 Provision for income taxes                                    714,780         389,784
                                                       ---------------  --------------

 Net income                                            $     1,432,584  $      902,329
                                                       ===============  ==============

 Net income per common share:
       Basic                                           $          0.08  $         0.05
                                                       ===============  ==============
       Diluted                                         $          0.06  $         0.04
                                                       ===============  ==============

 Weighted average number of common shares outstanding:
       Basic                                                19,010,438      16,590,779
                                                       ===============  ==============
       Diluted                                              23,012,611      20,092,544
                                                       ===============  ==============

See accompanying notes to condensed consolidated financial statements

              PETMED EXPRESS, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                                                                Three Months Ended June 30,

                                                                  2003            2002
                                                            ---------------  --------------
 Cash flows from operating activities:
    Net income                                              $     1,432,584  $      902,329
    Adjustments to reconcile net income to net cash
     used in operating activities:
        Depreciation and amortization                               127,351          80,664
        Tax benefit related to stock options
          exercised                                                 387,600            -
        Bad debt expense                                              9,588           1,728
        (Increase) decrease in operating assets
          and liabilities:
             Accounts receivable                                   (655,314)        (50,850)
             Inventory                                           (2,617,015)     (1,992,435)
             Prepaid expenses and other current assets               19,713         (10,441)
             Other assets                                            28,333            -
             Accounts payable                                       932,964         448,248
             Accrued expenses and other current
               liabilities                                          271,341         283,047
                                                            ---------------  --------------
 Net cash used in operating activities                              (62,855)       (337,710)
                                                            ---------------  --------------

 Cash flows from investing activities:
    Purchases of property and equipment                            (209,902)       (312,461)
                                                            ---------------  --------------
 Net cash used in investing activities                             (209,902)       (312,461)
                                                            ---------------  --------------

 Cash flows from financing activities:
    Proceeds from the exercise of stock options                     798,203         159,000
    Payments on loan obligation                                     (17,111)        (17,110)
                                                            ---------------  --------------
 Net cash provided by financing activities                          781,092         141,890
                                                            ---------------  --------------

 Net increase (decrease) in cash and cash equivalents               508,335        (508,281)
 Cash and cash equivalents, at beginning of period                  984,169         737,284
                                                            ---------------  --------------
 Cash and cash equivalents, at end of period                $     1,492,504  $      229,003
                                                            ===============  ==============

 Supplemental disclosure of cash flow information:

    Cash paid for interest                                  $         2,404  $        5,634
                                                            ===============  ==============
    Cash paid for income taxes                              $        32,500  $         -
                                                            ===============  ==============

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

  The Company's fiscal year end is March 31, and references herein to fiscal 2004 or 2003 refer to the Company's fiscal years ending March 31, 2004 and 2003, respectively.

Basis of Presentation and Consolidation

  The Company is no longer eligible as a small business filer, as of April 1, 2003 the Company holds the status of a regular Securities Exchange Act filer. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company, after elimination of intercompany accounts and transactions, at June 30, 2003 and the statements of income for the three months ended June 30, 2003 and 2002 and cash flows for the three months ended June 30, 2003 and 2002. The results of operations for the three months ended June 30, 2003, are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2004. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2003. The condensed consolidated financial statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transaction has been eliminated upon consolidation.

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

Note 2:  Net Income Per Share
         --------------------

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

  The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

                                              Three Months Ended June 30,

                                                  2003            2002
                                             --------------   -------------
Net income (numerator):

  Net income                                 $    1,432,584   $     902,329
                                             ==============   =============
Shares (denominator)

  Weighted average number of common shares
    outstanding used in basic computation        19,010,438      16,590,779
  Common shares issuable upon exercise
    of stock options and warrants                 3,992,048       3,491,640
  Common shares issuable upon conversion
    of preferred shares                              10,125          10,125
                                             --------------   -------------
  Shares used in diluted computation             23,012,611      20,092,544
                                             ==============   =============

Net income per common share:

  Basic                                      $         0.08   $        0.05
                                             ==============   =============
  Diluted                                    $         0.06   $        0.04
                                             ==============   =============


  For the periods ended June 30, 2003 and 2002, 24,600 and 1,224,600 shares of common stock options and warrants, with a weighted average exercise price of $4.12 and $1.60, respectively, were excluded from the diluted net income per share computation as their exercise prices were greater than the average market price of the common shares for the period.

Note 3:  Accounting for Stock-Based Compensation
         ---------------------------------------

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

                                               Three Months Ended June 30,
                                                  2003            2002
                                             --------------   -------------

Reported net income:                         $    1,432,584   $     902,329

Deduct: total stock-based employee
  compensation expense determined under
  fair-value based method for all awards,
  net of related tax effects                         44,859          91,290
                                             --------------   -------------

Proforma net income:                         $    1,387,725   $     811,039
                                             ==============   =============

Reported basic net income per share:         $         0.08   $        0.05
                                             ==============   =============

Proforma basic net income per share:         $         0.07   $        0.05
                                             ==============   =============

Reported diluted net income per share:       $         0.06   $        0.04
                                             ==============   =============

Proforma diluted net income per share:       $         0.06   $        0.04
                                             ==============   =============


Note 4:  Line of Credit
         --------------

  The Company maintains a $2,000,000 line of credit, effective through July 22, 2004. The interest rate is at the published thirty day London Interbank Offered Rates ("LIBOR") plus 2.65% (3.75% at June 30, 2003), and contains various financial and operating covenants. At June 30, 2003, there was no outstanding balance under the line of credit agreement.

Note 5:  Commitments and Contingencies
         -----------------------------

  Various complaints had been filed with the Florida Board of Pharmacy. These complaints, the majority of which were filed by veterinarians who are in competition with the Company for the sale of pet prescription-required products, alleged violations of the Pharmacy Practice Act and regulations promulgated there under. The vast majority of the complaints alleged that the Company, through its pharmacists, improperly dispensed prescription-required veterinary medication based on prescriptions verified through the Company's discontinued alternate veterinarian program. The alternate veterinarian program used a veterinarian outside the state of Florida to verify prescriptions for certain pets outside the state of Florida. While the program was not used for pets residing in the state of Florida, the complaints had, for the most part, been filed with the Florida Board of Pharmacy. Other complaints alleged the dispensing of medication without a valid prescription, the sale of non-conforming products and that the Company's pharmacy was operating at the same location as another pharmacy, with which it had a contractual relationship. The Company contested all allegations and continued discussions in an attempt to reach a resolution of these matters.

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

  Additional complaints have been filed with other states' Pharmacy Boards. These complaints, the majority of which were filed by veterinarians who are in competition with the Company for the sale of pet prescription-required products, allege violations of the Pharmacy Practice Act and regulations promulgated there under. The vast majority of the complaints allege that the Company, through its pharmacists, improperly dispensed prescription-required veterinary medication based on prescriptions verified through the Company's alternate veterinarian program. The Company contested all allegations and continued discussions in an attempt to reach a resolution of these matters.

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

  On March 19, 2002, Novartis Animal Health U.S., Inc. ("Novartis") filed a complaint against the Company and two other defendants in U.S. District Court for the Southern District of Florida. Novartis purports to assert seven claims related to the Company's alleged sale of pet medications produced for a Novartis Australian sister company: Count I: Infringement of Registered Trademark Under Section 32 of the Lanham Act, 15 U.S.C. 1114; Count II: Infringement of Unregistered Trademarks Under Section 43(a) of the Lanham Act, 15 U.S.C. 1125(a); Count III: False Advertising Under Section 43(a) of the Lanham act, 15 U.S.C. 1125(a); Count IV: Misleading Advertising Under Florida Statutory Law; Count V: Deceptive and Unfair Trade Practices Under Florida Statutory Law; Count VI: Injury to Business Reputation Under Florida Statutory Law; Count VII: Common Law Unfair Competition. Subsequent to the year ended March 31, 2003, the Company reached a final settlement agreement with Novartis. According to the confidential settlement agreement dated April 7, 2003, the Company had satisfactorily resolved the contested issues raised by the complaint and the confidential settlement terms had no material impact on the Company's operations and financial results.

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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.
          -------------------------------------------------

Overview

  PetMed Express was incorporated in the state of Florida in January 1996. The Company's common shares are traded on the OTC Bulletin Board ("OTCBB") under the symbol "PETS." The Company began selling pet medications and products in September 1996, and in the fall of 1997 we issued our first catalog. This catalog displayed approximately 1,200 items, including prescription and non-prescription pet medications, pet health and nutritional supplements and pet accessories. In fiscal 2001, the Company focused its product line to approximately 600 of the most popular pet medications and health and nutritional supplements for dogs and cats. The Company also markets products on its web site, where we currently generate approximately 50% of all sales.
Since October 1997, the Company has advertised its products on national television and through the direct mailing of catalogs and postcards.

   The Company's sales consist of products sold to mainly retail consumers and minimal wholesale customers. Typically, the Company's retail customers pay by credit card or check at the time the order is shipped. The Company usually receives cash settlement in one to three banking days for sales paid for by credit cards, which minimizes the accounts receivable balances relative to the Company's sales. Certain wholesale customers are extended credit terms, which usually require payment within 30 days of delivery. For the quarters ended June 30, 2003 and 2002, the Company's sales returns average was approximately 1.3% and 2.0% of sales, respectively, and the twelve month average purchase was approximately $71.

Critical Accounting Policies

  Our discussion and analysis of our financial condition and the results of our operations are based upon our condensed consolidated financial statements and the data used to prepare them. The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. On an ongoing basis we re-evaluate our judgments and estimates including those related to product returns, bad debts, inventories, long-lived assets, income taxes, litigation and contingencies. We base our estimates and judgments on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. Our estimates are guided by observing the following critical accounting policies.

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

  The majority of the Company's sales are paid by credit cards and the Company usually receives the cash settlement in one to three banking days. Credit card sales minimize our accounts receivable balances relative to our sales. The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from the customers' inability to make required payments, arising from either credit card charge-backs or insufficient fund checks. The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends. At June 30, 2003 the allowance for doubtful accounts was approximately $26,000.

Valuation of inventory

  Inventories consist of prescription and non-prescription pet medications that are available for sale and are priced at the lower of cost or market value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. At June 30, 2003 the inventory reserve was approximately $141,000.

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

Advertising

  The Company's advertising expense consists primarily of television advertising, internet marketing, and direct mail advertising. Television costs are expensed as the advertisements are televised and direct mail costs are expensed when the related print materials are produced, distributed or superseded.

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


                                              Three Months Ended June 30,

                                                  2003            2002
                                             --------------   -------------
 Sales                                                100.0 %         100.0 %
 Cost of sales                                         61.1            57.8
                                             --------------   -------------
 Gross profit                                          38.9            42.2
                                             --------------   -------------

 Operating expenses:
      General and administrative                        9.9            14.0
      Advertising                                      21.4            18.9
      Depreciation and amortization                     0.5             0.6
                                             --------------   -------------
 Total operating expenses                              31.8            33.5
                                             --------------   -------------

 Income from operations                                 7.1             8.7
                                             --------------   -------------

 Provision for income taxes                             2.4             2.6
                                             --------------   -------------

 Net income                                             4.7             6.1
                                             ==============   =============

Three Months Ended June 30, 2003 Compared With Three Months Ended
June 30, 2002

Sales
-----

  Sales increased by approximately $15,557,000, or 104.9%, to approximately $30,388,000 for the quarter ended June 30, 2003, from approximately $14,831,000 for the quarter ended June 30, 2002. The increase in sales was primarily attributable to the positive effects of increased advertising and increased retail reorders. The increase to sales can also be attributed to the free shipping promotion, which was initiated in March 2003. Advertising as a percentage of sales increased to 21.4% for the first quarter of fiscal 2004 from 18.9% for the first quarter of fiscal 2003.

  The Company has committed certain amounts specifically designated towards television and direct mail advertising to stimulate sales, create brand awareness, and acquire new customers. Retail new order sales have increased by approximately $8,768,000, or 97.5%, to approximately $17,765,000 for the quarter ended June 30, 2003, from approximately $8,997,000 for the quarter ended June 30, 2002. Retail reorder sales have increased by approximately $6,738,000, or 116.8%, to approximately $12,508,000 for the quarter ended June 30, 2003, from approximately $5,770,000 for the quarter ended June 30, 2002. The Company acquired approximately 234,000 new customers for the quarter ended June 30, 2003, compared to approximately 121,000 new customers for the same period prior year.

  The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm and flea and tick medications. Industry seasonality trends, according to Fountain Agricounsel LLC, Management Consultants to Agribusiness, are divided into percentage of industry sales by quarter. For the quarters ended March 31, June 30, September 30, and December 31 industry sales are 19%, 37%, 28%, and 16%, respectively. The Company cannot accurately predict future sales; however, based on current circumstances the Company does not expect a significant variance compared to the industry trends in the second quarter of fiscal 2004.

Cost of sales
-------------

  Cost of sales increased by approximately $10,015,000, or 116.9%, to approximately $18,583,000 for the quarter ended June 30, 2003, from approximately $8,568,000 for the quarter ended June 30, 2002. The increase in cost of sales is directly related to the increase in retail sales in the first quarter of fiscal 2004 as compared to 2003. As a percent of sales, the cost of sales was 61.1% for the three months ended June 30, 2003, as compared to 57.8% for the three months ended June 30, 2002. This percentage increase can be directly attributed to the free shipping promotion.

Gross profit
------------

  Gross profit increased by approximately $5,542,000, or 88.5%, to approximately $11,805,000 for the quarter ended June 30, 2003, from approximately $6,263,000 for the quarter ended June 30, 2002. Gross profit as a percentage of sales for first quarter of fiscal 2004 and 2003 was 38.9% and 42.2%, respectively. This percentage decrease can be attributed to the Company's free shipping promotion on all orders exceeding $40.

General and administrative expenses
-----------------------------------

  General and administrative expense increased by approximately $938,000, or 45.0%, to approximately $3,021,000 for the quarter ended June 30, 2003, from approximately $2,083,000 for the quarter ended June 30, 2002. General and administrative expense as a percentage of sales was 9.9% and 14.0% for the quarter ended June 30, 2003 and 2002, respectively. The increase in general and administrative expense for the quarter June 30, 2003 was primarily due to the following: a $406,000 increase to payroll expenses which can be attributed to the addition of new employees in the customer service and pharmacy departments which enabled the company to sustain its continued growth; a $306,000 increase to bank service and credit card fees and a $121,000 increase to telephone expenses which is directly related to the increase in the quarterly sales; and a $105,000 increase in other expenses which includes insurance, property, and office expenses.

Advertising expenses
--------------------

  Advertising expenses increased by approximately $3,702,000, or 131.9%, to approximately $6,509,000 for the quarter ended June 30, 2003, from approximately $2,807,000 for the quarter ended June 30, 2002. The significant increase in advertising expense for the quarter ended June 30, 2003 was due to the Company's plan to commit certain amounts specifically designated towards television and direct mail advertising to stimulate sales, create brand awareness, and acquire new customers. The Company expects this trend of increased advertising spending to continue into the second quarter of fiscal 2004.

Depreciation and amortization expenses
--------------------------------------

  Depreciation and amortization increased by approximately $47,000, or 57.9%, to approximately $127,000 for the quarter ended June 30, 2003, from approximately $80,000 for the quarter ended June 30, 2002. This increase to depreciation and amortization expense for first quarter of fiscal 2004 can be attributed to increased property and equipment additions mainly related to the warehouse expansion, since the first quarter of fiscal 2003.

Interest expense
----------------

  Interest expense decreased by approximately $3,000, or 52.0%, to approximately $3,000 for the quarter ended June 30, 2003, from approximately $6,000 for the quarter ended June 30, 2002. Interest expense may increase slightly in future quarters, due to the Company utilizing its $2,000,000 line of credit to increase inventory levels.

Provision for income taxes
--------------------------

  The Company had incurred significant net losses since its inception in 1996, through the quarter ended June 30, 2001.
These losses have resulted in net operating loss carryforwards, which have been used by the Company to offset its tax liabilities. For the fiscal year ended March 31, 2002, the Company recorded a full valuation allowance against the deferred income tax assets, created by net operating losses, since future utilization of these assets was subject to the Company's ability to generate taxable income. For the fiscal year ended March 31, 2003, the Company recognized a deferred income tax asset of approximately $581,000, due to the fact that the Company had demonstrated the ability to generate taxable income. There are no guarantees that the Company will be able to utilize all future net operating loss carryforwards unless the Company generates taxable income. For the quarters ended June 30, 2003 and 2002, the Company recorded an income tax provision for approximately $715,000 and $390,000, respectively, to provide for taxable income as the utilization of net operating loss carryforwards are limited.


Liquidity and Capital Resources

   The Company's working capital at June 30, 2003 and March 31, 2003 was $5,565,000 and $3,018,000, respectively. The $2,547,000 increase in working capital was primarily attributable to cash flow generated from operations and the exercise of stock options, which resulted in an increase in inventory, offset with a smaller increase in accounts payable. Net cash used in operating activities was $63,000 for the three months ended June 30, 2003 as compared to net cash used in operating activities of $338,000 for the three months ended June 30, 2002. Net cash used in investing activities was $210,000 for the three months ended June 30, 2003 as compared to net cash used in investing activities of $312,000 for the three months ended June 30, 2002. Net cash provided by financing activities increased to $781,000 for the three months ended June 30, 2003 as compared to net cash provided by financing activities of $142,000 for the three months ended June 30, 2002. This increase relates directly to the exercise of stock options in the first quarter of fiscal 2004.

  The Company maintains a $2,000,000 line of credit, effective through July 22, 2004. The interest rate is at the published thirty day London Interbank Offered Rates ("LIBOR") plus 2.65% (3.75% at June 30, 2003), and contains various financial and operating covenants. At June 30, 2003, there was no outstanding balance under the line of credit agreement.

  On July 25, 2003 the Company signed an amendment to its current lease agreement to obtain an additional 8,000 square feet, with an option to add another 3,600 square feet, to its current 32,000 square foot facility, which will be available October 1, 2003. This addition to the warehouse was necessary to increase the Company's capacity to store additional inventory during our peak season. The Company had financed certain equipment acquisitions with capital leases. As of June 30, 2003 the Company had no outstanding lease commitments. The Company's sources of working capital include the line of credit, cash from operations, and the exercise of stock options and warrants. For the remainder of fiscal 2004, the Company has approximately $440,000 planned for capital expenditure commitments to further the Company's growth to add backup computer equipment to sustain business during an outage. These capital expenditures will be funded through cash from operations.

  The Company presently has no need for other alternative sources of working capital. The Company may seek to raise additional capital through the sale of equity securities. No assurances can be given that the Company will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to the Company. At this time, the Company has no commitments or plans to obtain additional capital. Further, there can be no assurances that even if such additional capital is obtained that the Company will sustain profitability or positive cash flow.

Cautionary Statement Regarding Forward-Looking Information

  Certain information in this Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the words "believes," "intends,"
"expects," "may," "will," "should," "plan," "projects," "contemplates," "intends," "budgets," "predicts," "estimates," "anticipates," or similar expressions. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report.

  When used in this quarterly report on Form 10-Q, "PetMed
Express," "1-800-PetMeds," "PetMed," "1-888-PetMeds," "PetMed
Express.com," "the Company,"  "we," "our," and "us" refers to
PetMed Express, Inc. and our subsidiaries.

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk.
          -----------------------------------------------------

  Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, line of credit, and debt obligations. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. We estimate that the fair value of all of our debt obligations approximate $120,000 as of June 30, 2003.

  We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risk. Our exposure to market risk for changes in interest rates relates primarily to our obligations under our line of credit. As of August 8, 2003, there was no outstanding balance under the line of credit agreement. A ten percent increase in short-term interest rates on the variable rate debts outstanding as of August 8, 2003 would not have a material impact on our quarterly interest expense, assuming the amount of debt outstanding remains constant.

  The above sensitivity analysis for interest rate risk excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments. The analysis does not consider the effect this movement may have on other variables including changes in revenue volumes that could be indirectly attributed to changes in interest rates. The actions that management would take in response to such a change are also not considered. If it were possible to quantify this impact, the results could well be different than the sensitivity effects shown above.

Item 4.   Controls and Procedures.
          ------------------------

  The Company's management, including our Chief Executive
Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended June 30, 2003, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K.

(a)      The following exhibits are filed as part of this report.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant's Report on Form 10-Q for the quarter ended June 30, 2003, Commission File No. 000-28827).

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant's Report on Form 10-Q for the quarter ended June 30, 2003, Commission File No. 000-28827).

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit
         32.1 of the Registrant's Report on Form 10-Q for the quarter ended June 30, 2003, Commission File No. 000-28827).

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit
         32.2 of the Registrant's Report on Form 10-Q for the quarter ended June 30, 2003, Commission File No. 000-28827).

(b)      Reports on Form 8-K during the fiscal quarter ended June
         30, 2003

(1)      On June 16, 2003 the Company filed a report under Items 7 and
         9 disclosing a press release reporting its financial results for the year ended March 31, 2003.
(2)      On July 28, 2003 the Company filed a report under Items 7 and
         9 disclosing a press release reporting its financial results for the quarter ended June 30, 2003.

                           SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.
 (The "Registrant")

Date: August 8, 2003

By:____/s/  Menderes Akdag_______________
              Menderes Akdag

      Chief Executive Officer
      (principal executive officer)

By:____/s/  Bruce S. Rosenbloom__________
              Bruce S. Rosenbloom

      Chief Financial Officer
      (principal financial and accounting officer)

_________________________________________________________________
_________________________________________________________________



                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


                     _______________________



                       PETMED EXPRESS, INC


                     _______________________



                            FORM 10-Q


                     FOR THE QUARTER ENDED:

                          JUNE 30, 2003



                     _______________________


                            EXHIBITS

                     _______________________









_________________________________________________________________

_________________________________________________________________

                          EXHIBIT INDEX
                          -------------

                             Exhibit
                             Number
                   DescriptionNumber of Pages
              in Original Document +Incorporated By
                            Reference


                                                                     Number of
                                                                      Pages in       Incorporated
Exhibit                                                               Original            By
Number                        Description                             Document        Reference

31.1        Certification of Chief Executive Officer Pursuant to          1               **
            Section 302 of the Sarbanes-Oxley Act of 2002

31.2        Certification of Chief Financial Officer Pursuant to          1               **
            Section 302 of the Sarbanes-Oxley Act of 2002


32.1        Certification of Chief Executive Officer Pursuant to 18       1               **
            U.S.C. Section 1350


32.2        Certification of Chief Financial Officer Pursuant to 18       1               **
            U.S.C. Section 1350


** Filed herewith