Form 10-Q
period 2003-09-30
PETMED EXPRESS INC
filed 2003-11-10
CIK 1040130

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549

                            FORM 10-Q

                           (Mark One)

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2003
                                       ------------------

                               or


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

                               N/A
      ----------------------------------------------------
      (Former name, former address and former fiscal year,
                  if changed since last report)

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

      Yes [ ]                                  No [X]

              APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,633,558 Common Shares, $.001 par value per share at November 7, 2003

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

              PETMED EXPRESS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      September 30,    March 31,
                                                         2003             2003
                                                      (Unaudited)
                                                      -------------  ------------
                          ASSETS
                          ------

Current assets:
   Cash and cash equivalents                          $   4,693,846  $    984,169
   Accounts receivable, less allowance for doubtful
      accounts of $15,509 and $16,644, respectively         769,308       651,883
   Inventories - finished goods                           6,976,984     4,268,146
   Prepaid expenses and other current assets                426,011       478,108
                                                      -------------  ------------
          Total current assets                           12,866,149     6,382,306

   Property and equipment, net                            1,469,244     1,496,979
   Deferred income taxes                                    581,356       581,356
   Intangible asset                                         365,000       365,000
   Other assets                                              21,822       200,155
                                                      -------------  ------------
Total assets                                          $  15,303,571  $  9,025,796
                                                      =============  ============


          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

Current liabilities:
   Accounts payable                                   $   3,068,508  $  2,570,459
   Income taxes payable                                     930,946       170,752
   Accrued expenses and other current liabilities           686,709       555,012
   Current portion of loan obligation                        68,442        68,442
                                                      -------------  ------------
          Total current liabilities                       4,754,605     3,364,665

Loan obligation, less current portion                        34,221        68,443
                                                      -------------  ------------

Total liabilities                                         4,788,826     3,433,108
                                                      -------------  ------------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.001 par value, 5,000,000
     shares authorized; 2,500 convertible shares
     issued and outstanding with a liquidation
     preference of $4 per share                               8,898         8,898
   Common stock, $.001 par value, 40,000,000
     shares authorized; 19,628,892 and 18,460,878
     shares issued and outstanding, respectively             19,629        18,461
   Additional paid-in capital                             8,949,324     7,279,207
   Retained earnings (accumulated deficit)                1,536,894    (1,713,878)
                                                      -------------  ------------
          Total shareholders' equity                     10,514,745     5,592,688
                                                      -------------  ------------

Total liabilities and shareholders' equity            $  15,303,571  $  9,025,796
                                                      =============  ============


See accompanying notes to condensed consolidated financial statements

              PETMED EXPRESS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)

                                     Three Months Ended                  Six Months Ended
                                         September 30,                     September 30,
                                -----------------------------    ------------------------------
                                    2003             2002             2003             2002
                                ------------    -------------    -------------    -------------

Sales                           $ 24,969,228    $  14,229,702    $  55,356,791    $  29,060,457
Cost of sales                     14,745,824        8,029,410       33,328,504       16,597,663
                                ------------    -------------    -------------    -------------

Gross profit                      10,223,404        6,200,292       22,028,287       12,462,794
                                ------------    -------------    -------------    -------------

Operating expenses:
  General and administrative       2,718,371        1,974,189        5,739,625        4,057,612
  Advertising                      4,443,980        3,832,241       10,952,970        6,639,421
  Depreciation and amortization      132,049           86,108          259,400          166,772
                                ------------    -------------    -------------    -------------
Total operating expenses           7,294,400        5,892,538       16,951,995       10,863,805
                                ------------    -------------    -------------    -------------

Income from operations             2,929,004          307,754        5,076,292        1,598,989
                                ------------    -------------    -------------    -------------

Other income (expense):
  Interest expense                    (1,526)          (4,450)          (4,207)         (10,040)
  Interest income                      4,705            1,824            6,854            5,957
  Other, net                             378              952              986            3,287
                                ------------    -------------    -------------    -------------
Total other income (expense)           3,557           (1,674)           3,633             (796)
                                ------------    -------------    -------------    -------------

Income before provision for
  income taxes                     2,932,561          306,080        5,079,925        1,598,193

Provision for income taxes         1,114,373          101,193        1,829,153          490,977
                                ------------    -------------    -------------    -------------

Net income                      $  1,818,188    $     204,887    $   3,250,772    $   1,107,216
                                ============    =============    =============    =============

Net income per common share:
  Basic                         $       0.09    $        0.01    $        0.17    $        0.07
                                ============    =============    =============    =============
  Diluted                       $       0.08    $        0.01    $        0.14    $        0.05
                                ============    =============    =============    =============

Weighted average number of
common shares outstanding:
  Basic                           19,372,365       17,173,499       19,192,390       16,883,731
                                ============    =============    =============    =============
  Diluted                         23,425,269       21,356,196       23,103,919       20,655,407
                                ============    =============    =============    =============


See accompanying notes to condensed consolidated financial statements

              PETMED EXPRESS, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                                                          Six Months Ended
                                                            September 30,
                                                         2003           2002
                                                     ------------   ------------
Cash flows from operating activities:
  Net income                                         $  3,250,772   $  1,107,216
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                       259,400        166,772
      Tax benefit related to stock options exercised      486,151         78,660
      Bad debt expense                                       (672)        11,596
      (Increase) decrease in operating assets
        and liabilities:
         Accounts receivable                             (116,753)      (295,943)
         Inventory                                     (2,708,838)    (1,592,119)
         Prepaid expenses and other current assets         52,097        (29,175)
         Other assets                                     178,333       (150,000)
         Accounts payable                                 498,049        971,596
         Accrued expenses and other current
           liabilities                                    891,891        776,027
                                                     ------------   ------------
Net cash provided by operating activities               2,790,430      1,044,630
                                                     ------------   ------------

Cash flows from investing activities:
  Purchases of property and equipment                    (231,665)      (551,338)
  Purchase of intangible asset                               -          (365,000)
                                                     ------------   ------------
Net cash used in investing activities                    (231,665)      (916,338)
                                                     ------------   ------------

Cash flows from financing activities:
  Proceeds from the exercise of stock options
    and warrants                                        1,185,134        393,663
  Payments on loan obligation                             (34,222)       (34,221)
  Payments on line of credit                                 -          (141,214)
                                                     ------------   ------------
Net cash provided by financing activities               1,150,912        218,228
                                                     ------------   ------------

Net increase in cash and cash equivalents               3,709,677        346,520
Cash and cash equivalents, at beginning of period         984,169        737,284
                                                     ------------   ------------

Cash and cash equivalents, at end of period          $  4,693,846   $  1,083,804
                                                     ============   ============

Supplemental disclosure of cash flow information:
  Cash paid for interest                             $      3,984   $     10,514
                                                     ============   ============
  Cash paid for income taxes                         $    536,667   $       -
                                                     ============   ============


See accompanying notes to condensed consolidated financial statements

              PETMED EXPRESS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


Note 1:  Summary of Significant Accounting Policies
-------  ------------------------------------------

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

Basis of Presentation and Consolidation

  The Company is no longer eligible as a small business filer, as of April 1, 2003 the Company holds the status of a regular Securities Exchange Act filer. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company, after elimination of intercompany accounts and transactions, at September 30, 2003 and the statements of income for the three and six months ended September 30, 2003 and 2002 and cash flows for the six months ended September 30, 2003 and 2002. The results of operations for the three and six months ended September 30, 2003, are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2004. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2003. The condensed consolidated financial statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transaction has been eliminated upon consolidation.

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

Note 2:  Net Income Per Share
-------  --------------------

  In accordance with the provisions of SFAS No. 128, "Earnings Per Share," basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of potential stock options and warrants exercised and the effects of the potential conversion of preferred shares, calculated using the treasury stock method. Outstanding stock options, warrants, and convertible preferred shares issued by the Company represent the only dilutive effect reflected in diluted weighted average shares outstanding.

  The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

                                         Three Months Ended            Six Months Ended
                                           September 30                  September 30
                                      2003            2002            2003            2002
                                  ------------    ------------    ------------    ------------

Net income (numerator):
  Net income                      $  1,818,188    $    204,887    $  3,250,773    $  1,107,216
                                  ============    ============    ============    ============
Shares (denominator):
  Weighted average number of
    common shares outstanding
    used in basic computation       19,372,365      17,173,499      19,192,390      16,883,731
  Common shares issuable upon
    exercise of stock options
    and warrants                     4,042,779       4,172,572       3,901,404       3,761,551
  Common shares issuable upon
    conversion of preferred
    shares                              10,125          10,125          10,125          10,125
                                  ------------    ------------    ------------    ------------
  Shares used in diluted
    computation                     23,425,269      21,356,196      23,103,919      20,655,407
                                  ============    ============    ============    ============

Net income per common share:

  Basic                           $       0.09    $       0.01    $       0.17    $       0.07
                                  ============    ============    ============    ============
  Diluted                         $       0.08    $       0.01    $       0.14    $       0.05
                                  ============    ============    ============    ============


  For the periods ended September 30, 2003 and 2002, 55,000 and 129,600 shares of common stock options and warrants, with a weighted average exercise price of $7.95 and $3.52, respectively, were excluded from the diluted net income per share computation as their exercise prices were greater than the average market price of the common shares for the period.


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


                                         Three Months Ended            Six Months Ended
                                           September 30                  September 30
                                      2003            2002            2003            2002
                                  ------------    ------------    ------------    ------------

Reported net income:              $  1,818,188    $    204,887    $  3,250,772    $  1,107,216

Deduct: total stock-based
employee compensation expense
determined under fair-value
based method for all awards,
net of related tax effects              77,070          62,431         121,929         153,721

Pro forma net income:             $  1,741,118    $    142,456    $  3,128,843    $    953,495
                                  ============    ============    ============    ============

Reported basic net income
  per share:                      $       0.09    $       0.01    $       0.17    $       0.07
                                  ============    ============    ============    ============
Pro forma basic net income
  per share:                      $       0.09    $       0.01    $       0.16    $       0.06
                                  ============    ============    ============    ============
Reported diluted net income
  per share:                      $       0.08    $       0.01    $       0.14    $       0.05
                                  ============    ============    ============    ============
Pro forma diluted net income
  per share:                      $       0.08    $       0.01    $       0.14    $       0.05
                                  ============    ============    ============    ============

Note 4:  Line of Credit

  On August 28, 2003, the Company signed an amendment to their existing line of credit agreement, which extended the line of credit from $2,000,000 up to $5,000,000. The Company's $5,000,000 line of credit is effective through August 28, 2004, and the interest rate is at the published thirty day London Interbank Offered Rates ("LIBOR") plus 2.40% (3.52% at September 30, 2003), and contains various financial and operating covenants. At September 30, 2003, there was no outstanding balance under the line of credit agreement.


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

  The Company has settled with various states in the past. There can be no assurances made that other states will not attempt to take similar actions against the Company in the future.

  In September 2001, the Company and the EPA entered into a Consent Agreement and Final Order ("CAFO"). The settlement agreement required the Company to pay a civil penalty of $100,000 plus interest, requiring a payment of $56,000, which was paid in September 2002, and $53,000 which was paid in September 2003, a reduction from the previously assessed fine of $445,000. For the purpose of this CAFO, the Company admitted to the jurisdictional allegations set forth, and neither admitted nor denied the alleged violations. On September 28, 2001, the CAFO was approved and ordered by the regional judicial officer.

  The Company is a defendant in a lawsuit in Texas state district court seeking injunctive and monetary relief styled Texas State Board of Pharmacy and State Board of Veterinary Medical Examiners v. PetMed Express, Inc. Cause No.GN-202514, in the 201st Judicial District Court, Travis County, Texas. The Company in its initial pleading denied the allegations contained therein. The Company will vigorously defend, is confident of its compliance with the applicable law, and finds wrong-on-the-facts the vast majority of the allegations contained in the Plaintiffs' supporting documentation attached to the lawsuit. Discovery has commenced and at this stage of the litigation it is difficult to assess any possible outcome or estimate any potential loss in the event of an adverse outcome.

Routine Proceedings

  The Company is a party to routine litigation and regulatory complaints incidental to its business. The Company's management does not believe that the resolution of any or all of such routine litigation and regulatory complaints are likely to have a material adverse effect on the Company's financial condition or results of operations.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Overview
--------

  PetMed Express was incorporated in the state of Florida in January 1996. The Company's common shares are traded on the OTC Bulletin Board ("OTCBB") under the symbol "PETS." The Company began selling pet medications and products in September 1996, and in the fall of 1997 we issued our first catalog. This catalog displayed approximately 1,200 items, including prescription and non-prescription pet medications, pet health and nutritional supplements and pet accessories. In fiscal 2001, the Company focused its product line to approximately 600 of the most popular pet medications and health and nutritional supplements for dogs and cats. The Company also markets products on its web site, where we currently generate approximately 50% of all sales.
Since October 1997, the Company has advertised its products on national television, on-line, and through direct mail advertising.

  The Company's sales consist of products sold to mainly retail consumers and minimal wholesale customers. Typically, the Company's retail customers pay by credit card or check at the time the order is shipped. The Company usually receives cash settlement in two to three banking days for sales paid for by credit cards, which minimizes the accounts receivable balances relative to the Company's sales. Certain wholesale customers are extended credit terms, which usually require payment within 30 days of delivery. For the quarters ended September 30, 2003 and 2002, the Company's sales returns average was approximately 1.5% and 1.8% of sales, respectively, and the twelve month average purchase was approximately $72.

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

  The majority of the Company's sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize our accounts receivable balances relative to our sales. The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from the customers' inability to make required payments, arising from either credit card charge-backs or insufficient fund checks. The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends. At September 30, 2003 the allowance for doubtful accounts was approximately $16,000.


Valuation of inventory

  Inventories consist of prescription and non-prescription pet medications that are available for sale and are priced at the lower of cost or market value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. At September 30, 2003 the inventory reserve was approximately $142,000.


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


Results of Operations
---------------------

  The following should be read in conjunction with the Company's condensed consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain items appearing in the Company's condensed consolidated statements of operations.

                                         Three Months Ended            Six Months Ended
                                           September 30                  September 30
                                      2003            2002            2003            2002
                                  ------------    ------------    ------------    ------------
Sales                                    100.0 %         100.0 %         100.0 %         100.0 %
Cost of sales                             59.1            56.4            60.2            57.1
                                  ------------    ------------    ------------    ------------
Gross profit                              40.9            43.6            39.8            42.9
                                  ------------    ------------    ------------    ------------

Operating expenses:
  General and administrative              10.9            13.9            10.3            14.0
  Advertising                             17.8            26.9            19.8            22.8
  Depreciation and amortization            0.5             0.6             0.5             0.6
                                  ------------    ------------    ------------    ------------
Total operating expenses                  29.2            41.4            30.6            37.4
                                  ------------    ------------    ------------    ------------

Income from operations                    11.7             2.2             9.2             5.5
                                  ------------    ------------    ------------    ------------

Provision for income taxes                 4.4             0.8             3.3             1.7
                                  ------------    ------------    ------------    ------------

Net income                                 7.3             1.4             5.9             3.8
                                  ============    ============    ============    ============

Three Months Ended September 30, 2003 Compared With Three Months
Ended September 30, 2002, and Six Months Ended September 30, 2003
Compared With Six Months Ended September 30, 2002
-----------------------------------------------------------------

Sales
-----

  Sales increased by approximately $10,739,000, or 75.5%, to approximately $24,969,000 for the quarter ended September 30, 2003, from approximately $14,230,000 for the quarter ended September 30, 2002. For the six months ended September 30, 2003, sales increased by approximately $26,296,000, or 90.5%, to approximately $55,357,000 compared to sales of $29,061,000 for the six months ended September 30, 2002. The increase to sales for the three and six months ended September 30, 2003 can be primarily attributed to increased retail reorders and the positive effects generated from our advertising campaign. Additionally, the Company's free shipping promotion, which was initiated in March 2003, had a positive impact on sales.

  The Company has committed certain amounts specifically designated towards television and direct mail advertising to stimulate sales, create brand awareness, and acquire new customers. Retail new order sales have increased by approximately $4,119,000, or 52.6%, to approximately $11,944,000 for the three months ended September 30, 2003, from approximately $7,825,000 for the three months ended September 30, 2002. Retail new order sales have increased by approximately $12,886,000, or 76.6%, to approximately $29,708,000 for the six months ended September 30, 2003, from approximately $16,822,000 for the six months ended September 30, 2002. Retail reorder sales have increased by approximately $6,552,000, or 103.1%, to approximately $12,906,000 for the three months ended September 30, 2003, from approximately $6,354,000 for the three months ended September 30, 2002. Retail reorder sales have increased by approximately $13,290,000, or 109.6%, to approximately $25,415,000 for the six months ended September 30, 2003, from approximately $12,125,000 for the six months ended September 30, 2002.The Company acquired approximately 166,000 new customers for the quarter ended September 30, 2003, compared to approximately 114,000 new customers for the same period prior year. For the six months ended September 30, 2003, the Company acquired approximately 400,000 new customers, compared to 235,000 new customers for the same period in the prior year.

  The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm and flea and tick medications. Industry seasonality trends, according to Fountain Agricounsel LLC, Management Consultants to Agribusiness, are divided into percentage of industry sales by quarter. For the quarters ended March 31, June 30, September 30, and December 31 industry sales are 19%, 37%, 28%, and 16%, respectively. The Company cannot accurately predict future sales; however, based on current circumstances the Company does not expect a significant variance compared to the industry trends in the third quarter of fiscal 2004.

Cost of sales
-------------

  Cost of sales increased by approximately $6,717,000, or 83.7%, to approximately $14,746,000 for the quarter ended September 30, 2003, from approximately $8,029,000 for the quarter ended September 30, 2002. For the six months ended September 30, 2003, cost of sales increased by approximately $16,731,000, or 100.8%, to approximately $33,329,000 compared to cost of sales of $16,598,000 for the six months ended September 30, 2002. The increase in cost of sales for the three and six months ended September 30, 2003 is directly related to the increase in retail sales. As a percent of sales, the cost of sales was 59.1% for the three months ended September 30, 2003, as compared to 56.4% for the three months ended September 30, 2002. This percentage increase can be directly attributed to the free shipping promotion, with a portion offset by increases in our product pricing.

Gross profit
------------

  Gross profit increased by approximately $4,023,000, or 64.9%, to approximately $10,223,000 for the quarter ended September 30, 2003, from approximately $6,200,000 for the quarter ended September 30, 2002. For the six months ended September 30, 2003, gross profit increased by approximately $9,565,000, or 76.8%, to approximately $22,028,000 compared to gross profit of $12,463,000 for the six months ended September 30, 2002. Gross profit as a percentage of sales for second quarter of fiscal 2004 and 2003 was 40.9% and 43.6%, respectively. This percentage decrease can also be attributed to the Company's free shipping promotion, with a portion offset by increases in our product pricing.

General and administrative expenses
-----------------------------------

  General and administrative expenses increased by approximately $744,000, or 37.7%, to approximately $2,718,000 for the quarter ended September 30, 2003, from approximately $1,974,000 for the quarter ended September 30, 2002. For the six months ended September 30, 2003, general and administrative expenses increased by approximately $1,682,000, or 41.5%, to approximately $5,740,000 compared to general and administrative expenses of $4,058,000 for the six months ended September 30, 2002. General and administrative expense as a percentage of sales was 10.9% and 13.9% for the quarter ended September 30, 2003 and 2002, respectively. The increase in general and administrative expenses for the three months ended September 30, 2003 was primarily due to the following: a $275,000 increase to payroll expenses which can be attributed to the addition of new employees in the customer service and pharmacy departments which enabled the company to sustain its continued growth; a $235,000 increase to bank service and credit card fees; a $147,000 increase to professional fees; a $61,000 increase to telephone expenses which is directly related to the increase in the quarterly sales; and a $26,000 increase in other expenses which includes insurance, property, and office expenses. The increase in general and administrative expenses for the six months ended September 30, 2003 was primarily due to the following: a $681,000 increase to payroll expenses which can be attributed to the addition of new employees in the customer service and pharmacy departments which enabled the company to sustain its continued growth; a $541,000 increase to bank service and credit card fees; a $237,000 increase to professional fees; a $183,000 increase to telephone expenses which is directly related to the increase in the six month sales; and a $40,000 increase in other expenses which includes insurance, property, and office expenses.

Advertising expenses
--------------------

  Advertising expenses increased by approximately $612,000, or 16.0%, to approximately $4,444,000 for the quarter ended September 30, 2003, from approximately $3,832,000 for the quarter ended September 30, 2002. For the six months ended September 30, 2003, advertising expenses increased by approximately $4,314,000, or 65.0%, to approximately $10,953,000 compared to advertising expenses of $6,639,000 for the six months ended September 30, 2002. The increase in advertising expenses for the three and six months ended September 30, 2003 was due to the Company's plan to commit certain amounts specifically designated towards television and direct mail advertising to stimulate sales, create brand awareness, and acquire new customers.

Depreciation and amortization expenses
--------------------------------------

  Depreciation and amortization expenses increased by approximately $46,000, or 53.4%, to approximately $132,000 for the quarter ended September 30, 2003, from approximately $86,000 for the quarter ended September 30, 2002. For the six months ended September 30, 2003, depreciation and amortization expenses increased by approximately $92,000, or 55.5%, to approximately $259,000 compared to depreciation and amortization expenses of $167,000 for the six months ended September 30, 2002. This increase to depreciation and amortization expense for three and six months ended September 30, 2003 can be attributed to increased property and equipment additions mainly related to the warehouse expansion, since the first quarter of fiscal 2003.

Interest expense
----------------

  Interest expense decreased by approximately $3,000, or 65.7%, to approximately $2,000 for the quarter ended September 30, 2003, from approximately $5,000 for the quarter ended September 30, 2002. For the six months ended September 30, 2003, interest expense decreased by approximately $6,000, or 58.1%, to approximately $4,000 compared to interest expense of $10,000 for the six months ended September 30, 2002. Interest expense may increase slightly in future quarters, due to the Company utilizing its $5,000,000 line of credit to increase inventory levels.

Provision for income taxes
--------------------------

  The Company had incurred significant net losses since its inception in 1996, through the quarter ended June 30, 2001.
These losses have resulted in net operating loss carryforwards, which have been used by the Company to offset its tax liabilities. For the fiscal year ended March 31, 2002, the Company recorded a full valuation allowance against the deferred income tax assets, created by net operating losses, since future utilization of these assets was subject to the Company's ability to generate taxable income. For the fiscal year ended March 31, 2003, the Company recognized a deferred income tax asset of approximately $581,000, due to the fact that the Company had demonstrated the ability to generate taxable income. There are no guarantees that the Company will be able to utilize all future net operating loss carryforwards unless the Company generates taxable income. For the quarters ended September 30, 2003 and 2002, the Company recorded an income tax provision for approximately $1,114,000 and $101,000, respectively; to provide for taxable income as the utilization of net operating loss carryforwards are limited.

Liquidity and Capital Resources

   The Company's working capital at September 30, 2003 and March 31, 2003 was $8,112,000 and $3,018,000, respectively. The
$5,094,000 increase in working capital was primarily attributable to cash flow generated from operations and the exercise of stock options. Net cash provided by operating activities was $2,790,000 and $1,045,000 for the six months ended September 30, 2003 and 2002, respectively. Net cash used in investing activities was $232,000 and $916,000 for the six months ended September 30, 2003 and 2002, respectively. Net cash provided by financing was $1,151,000 and $218,000 for the six months ended September 30, 2003 and 2002, respectively. This increase relates directly to the exercise of stock options in the first and second quarter of fiscal 2004.

  The Company maintains a $5,000,000 line of credit, effective through August 28, 2004. The interest rate is at the published thirty day London Interbank Offered Rates ("LIBOR") plus 2.40% (3.52% at September 30, 2003), and contains various financial and operating covenants. At September 30, 2003, there was no outstanding balance under the line of credit agreement.

  On July 25, 2003 the Company signed an amendment to its current lease agreement to obtain an additional 8,000 square feet, with an option to add another 3,600 square feet, to its current 32,000 square foot facility, which became available on October 1, 2003. This addition to the warehouse was necessary to increase the Company's capacity to store additional inventory during our peak season. The Company had financed certain equipment acquisitions with capital leases. As of June 30, 2003 the Company had no outstanding lease commitments. The Company's sources of working capital include the line of credit, cash from operations, and the exercise of stock options and warrants. For the remainder of fiscal 2004, the Company has approximately $420,000 planned for capital expenditure commitments to further the Company's growth to add backup computer equipment to sustain business during an outage. These capital expenditures will be funded through cash from operations.

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

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk.

  Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, line of credit, and debt obligations. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. We estimate that the fair value of all of our debt obligations approximate $103,000 as of September 30, 2003.

  We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risk. Our exposure to market risk for changes in interest rates relates primarily to our obligations under our line of credit. As of November 7, 2003, there was no outstanding balance under the line of credit agreement. A ten percent increase in short-term interest rates on the variable rate debts outstanding as of November 7, 2003 would not have a material impact on our quarterly interest expense, assuming the amount of debt outstanding remains constant.

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


Item 4.   Controls and Procedures.

  The Company's management, including our Chief Executive
Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended September 30, 2003, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls over financial reporting during the period covered by this report.

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

10.10  First Amendment of Business Loan Agreement (Third Line of
       Credit) with SouthTrust Bank, N.A. (filed herewith).

31.1   Certification of Chief Executive Officer Pursuant to Section
       302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant's Report on Form 10-Q for the quarter ended September 30, 2003, Commission File No. 000-28827).

31.2   Certification of Chief Financial Officer Pursuant to Section
       302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant's Report on Form 10-Q for the quarter ended September 30, 2003, Commission File No. 000-28827).

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit
       32.1 of the Registrant's Report on Form 10-Q for the quarter ended September 30, 2003, Commission File No. 000-28827).

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit
       32.2 of the Registrant's Report on Form 10-Q for the quarter ended September 30, 2003, Commission File No. 000-28827).

(b)    Reports on Form 8-K during the fiscal quarter ended
       September 30, 2003

(1) On August 12, 2003 the Company filed a report under Item 5 disclosing the addition of Frank J. Formica to our Board of Directors and the resignation of Guven Kivilcim from our Board of Directors.

(2) On August 12, 2003 the Company filed a report under Items 7 and 9 disclosing a quarterly conference call transcript reporting its financial results for the quarter ended June 30, 2003.

                           SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.
      (The "Registrant")

Date: November 7, 2003

By: /s/Menderes Akdag
   ---------------------------------
   Menderes Akdag

   Chief Executive Officer
   (principal executive officer)

By: /s/Bruce S. Rosenbloom
   ---------------------------------
   Bruce S. Rosenbloom

   Chief Financial Officer
   (principal financial and accounting officer)

_________________________________________________________________
_________________________________________________________________




                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


                     _______________________



                       PETMED EXPRESS, INC


                     _______________________



                            FORM 10-Q


                     FOR THE QUARTER ENDED:

                       SEPTEMBER 30, 2003



                     _______________________


                            EXHIBITS

                     _______________________









_________________________________________________________________
_________________________________________________________________

                          EXHIBIT INDEX
                          -------------

                                                Number of   Incorporated
                                                  Pages         By
Exhibit                                        in Original   Reference
Number            Description                   Document +

         First Amendment of Business Loan
10.10    Agreement (Third Line of Credit)           5            **
         with SouthTrust Bank, N.A.

         Certification of Chief Executive
31.1     Officer Pursuant to Section 302 of         1            **
         the Sarbanes-Oxley Act of 2002

         Certification of Chief Financial
31.2     Officer Pursuant to Section 302 of         1            **
         the Sarbanes-Oxley Act of 2002

         Certification of Chief Executive
32.1     Officer Pursuant to 18 U.S.C.              1            **
         Section 1350

         Certification of Chief Financial
32.2     Officer Pursuant to 18 U.S.C.              1            **
         Section 1350


** Filed herewith