Form 10-Q
period 2003-12-31
PETMED EXPRESS INC
filed 2004-02-09
CIK 1040130

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549

                            FORM 10-Q

                           (Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2003
                                       -----------------

                               or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________ to _________

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

  Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                               Yes [ ]   No [ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,648,558 Common Shares, $.001 par value per share at February 6, 2003

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

              PETMED EXPRESS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        December 31,       March 31,
                                                           2003              2003
                                                        ------------     ------------
                                                        (Unaudited)
                        ASSETS
                        ------

Current assets:
   Cash and cash equivalents                          $        1,326   $      984,169
   Accounts receivable, less allowance for doubtful
      accounts of $8,684 and $16,644, respectively           433,516          651,883
   Inventories - finished goods                           13,614,280        4,268,146
   Prepaid expenses and other current assets                 229,677          478,108
                                                        ------------     ------------
          Total current assets                            14,278,799        6,382,306

   Property and equipment, net                             1,425,280        1,496,979
   Deferred income taxes                                     581,356          581,356
   Intangible asset                                          365,000          365,000
   Other assets                                               21,822          200,155
                                                        ------------     ------------
Total assets                                          $   16,672,257   $    9,025,796
                                                        ============     ============

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

Current liabilities:
   Accounts payable                                   $    2,535,937   $    2,570,459
   Income taxes payable                                      558,617          170,752
   Accrued expenses and other current liabilities            445,269          555,012
   Line of credit                                          1,300,000             -
   Current portion of loan obligation                         68,442           68,442
                                                        ------------     ------------
          Total current liabilities                        4,908,265        3,364,665

Loan obligation, less current portion                         17,111           68,443
                                                        ------------     ------------

Total liabilities                                          4,925,376        3,433,108
                                                        ------------     ------------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.001 par value, 5,000,000
     shares authorized; 2,500 convertible shares
     issued and outstanding with a liquidation
     preference of $4 per share                                8,898            8,898
   Common stock, $.001 par value, 40,000,000
     shares authorized; 19,633,558 and 18,460,878
     shares issued and outstanding, respectively              19,634           18,461
   Additional paid-in capital                              8,957,531        7,279,207
   Retained earnings (accumulated deficit)                 2,760,818       (1,713,878)
                                                        ------------     ------------
          Total shareholders' equity                      11,746,881        5,592,688
                                                        ------------     ------------

Total liabilities and shareholders' equity            $   16,672,257   $    9,025,796
                                                        ============     ============


See accompanying notes to condensed consolidated financial statements

              PETMED EXPRESS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)

                                         Three Months Ended              Nine Months Ended
                                             December 31,                    December 31,
                                         2003            2002            2003            2002
                                     ------------    ------------    ------------    ------------
Sales                                $ 17,169,571    $ 11,050,124    $ 72,526,362    $ 40,110,581
Cost of sales                          10,119,515       6,341,577      43,448,019      22,939,240
                                     ------------    ------------    ------------    ------------

Gross profit                            7,050,056       4,708,547      29,078,343      17,171,341
                                     ------------    ------------    ------------    ------------

Operating expenses:
  General and administrative            2,318,094       1,801,081       8,057,719       5,858,693
  Advertising                           2,618,149       2,116,258      13,571,119       8,755,679
  Depreciation and amortization           137,705          97,939         397,105         264,711
                                     ------------    ------------    ------------    ------------
Total operating expenses                5,073,948       4,015,278      22,025,943      14,879,083
                                     ------------    ------------    ------------    ------------

Income from operations                  1,976,108         693,269       7,052,400       2,292,258
                                     ------------    ------------    ------------    ------------

Other income (expense):
  Gain on disposal of property and
    equipment                                -             15,000           -              15,000
  Interest expense                         (4,213)         (8,876)         (8,420)        (18,916)
  Interest income                           2,085             505           8,939           6,462
  Other, net                                   90           1,247           1,076           4,534
                                     ------------    ------------    ------------    ------------
Total other income (expense)               (2,038)          7,876           1,595           7,080
                                     ------------    ------------    ------------    ------------

Income before provision for
  income taxes                          1,974,070         701,145       7,053,995       2,299,338

Provision for income taxes                750,146         266,435       2,579,299         757,412
                                     ------------    ------------    ------------    ------------

Net income                           $  1,223,924    $    434,710    $  4,474,696    $  1,541,926
                                     ============    ============    ============    ============

Net income per common share:
  Basic                              $       0.06    $       0.03    $       0.23    $       0.09
                                     ============    ============    ============    ============
  Diluted                            $       0.05    $       0.02    $       0.19    $       0.07
                                     ============    ============    ============    ============

Weighted average number of common
shares outstanding:
  Basic                                19,631,732      17,658,010      19,339,370      17,142,763
                                     ============    ============    ============    ============
  Diluted                              23,739,336      21,662,154      23,333,622      20,999,411
                                     ============    ============    ============    ============



See accompanying notes to condensed consolidated financial statements

              PETMED EXPRESS, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                                            Nine Months Ended
                                                                December 31,
                                                            2003             2002
                                                        ------------     ------------
Cash flows from operating activities:
  Net income                                          $    4,474,696   $    1,541,926
  Adjustments to reconcile net income to net cash
  used in operating activities:
    Depreciation and amortization                            397,105          264,711
    Tax benefit related to stock options exercised           486,151           78,660
    Gain on disposal of property and equipment                  -             (15,000)
    Bad debt expense                                          (7,959)           7,329
    (Increase) decrease in operating assets
    and liabilities:
        Accounts receivable                                  226,327         (127,154)
        Inventory                                         (9,346,134)      (4,337,101)
        Prepaid expenses and other current assets            248,431          (42,307)
        Other assets                                         178,333         (150,000)
        Accounts payable                                     (34,522)       1,799,333
        Income taxes payable                                 387,865          650,752
        Accrued expenses and other current
        liabilities                                         (109,743)        (463,025)
                                                        ------------     ------------
Net cash used in operating activities                     (3,099,450)        (791,876)
                                                        ------------     ------------

Cash flows from investing activities:
  Purchases of property and equipment                       (325,407)        (665,252)
  Purchases of intangible asset                                 -            (365,000)
  Net proceeds from the sale of property and
  equipment                                                     -              15,000
                                                        ------------     ------------
Net cash used in investing activities                       (325,407)      (1,015,252)
                                                        ------------     ------------

Cash flows from financing activities:
  Proceeds from the exercise of stock options
  and warrants                                             1,193,346          393,663
  Borrowings on the line of credit                         1,300,000          858,786
  Payments on loan obligation                                (51,332)         (51,332)
                                                        ------------     ------------
Net cash provided by financing activities                  2,442,014        1,201,117
                                                        ------------     ------------

Net decrease in cash and cash equivalents                   (982,843)        (606,011)
Cash and cash equivalents, at beginning of period            984,169          737,284
                                                        ------------     ------------

Cash and cash equivalents, at end of period           $        1,326   $      131,273
                                                        ============     ============

Supplemental disclosure of cash flow information:

  Cash paid for interest                              $        7,238   $       17,287
                                                        ============     ============

  Cash paid for income taxes                          $    1,659,141   $       28,000
                                                        ============     ============



See accompanying notes to condensed consolidated financial statements

              PETMED EXPRESS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

Note 1:  Summary of Significant Accounting Policies

Organization
------------

  PetMed Express, Inc. and subsidiaries is a leading nationwide pet pharmacy. The Company markets prescription and non-prescription pet medications, and health and nutritional supplements for dogs and cats direct to the consumer. The Company offers consumers an attractive alternative for obtaining pet medications in terms of convenience, price, and speed of delivery.

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

Basis of Presentation and Consolidation
---------------------------------------

  The Company is no longer eligible as a small business filer, as of April 1, 2003 the Company holds the status of a regular Securities Exchange Act filer. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company, after elimination of intercompany accounts and transactions, at December 31, 2003 and the statements of income for the three and nine months ended December 31, 2003 and 2002 and cash flows for the nine months ended December 31, 2003 and 2002. The results of operations for the three and nine months ended December 31, 2003, are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2004. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2003. The condensed consolidated financial statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated upon consolidation.

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

  The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

                                                    Three Months Ended              Nine Months Ended
                                                      December 31,                     December 31,
                                                  2003             2002            2003            2002
                                               ----------       ----------      ----------      ----------
Net income (numerator):

  Net income                                 $  1,223,924     $    434,710    $  4,474,696    $  1,541,926
                                               ==========       ==========      ==========      ==========

Shares (denominator):

  Weighted average number of common shares
    outstanding used in basic computation      19,631,732       17,658,010      19,339,370      17,142,763
  Common shares issuable upon exercise
    of stock options and warrants               4,097,479        3,994,019       3,984,127       3,846,523
  Common shares issuable upon conversion
    of preferred shares                            10,125           10,125          10,125          10,125
                                               ----------       ----------      ----------      ----------
  Shares used in diluted computation           23,739,336       21,662,154      23,333,622      20,999,411
                                               ==========       ==========      ==========      ==========

Net income per common share:

  Basic                                      $       0.06     $       0.03    $       0.23    $       0.09
                                               ==========       ==========      ==========      ==========
  Diluted                                    $       0.05     $       0.02    $       0.19    $       0.07
                                               ==========       ==========      ==========      ==========


  For the periods ended December 31, 2003 and 2002, 55,000 and 144,600 shares of common stock options and warrants, with a weighted average exercise price of $7.95 and $2.52, respectively, were excluded from the diluted net income per share computation as their exercise prices were greater than the average market price of the common shares for the period.


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

                                                   Three Months Ended               Nine Months Ended
                                                       December 31,                    December 31,
                                                  2003             2002            2003            2002
                                               ----------       ----------      ----------      ----------

Reported net income:                        $   1,223,924    $     434,710   $   4,474,696   $   1,541,926

Deduct: total stock-based employee
compensation expense determined under
fair-value based method for all awards,
net of related tax effects                         77,070           65,768         198,999         219,489
                                               ----------       ----------      ----------      ----------

Pro forma net income:                       $   1,146,854    $     368,942   $   4,275,697   $   1,322,437
                                               ==========       ==========      ==========      ==========

Reported basic net income per share:        $        0.06    $        0.03   $        0.23   $        0.09
                                               ==========       ==========      ==========      ==========

Pro forma basic net income per share:       $        0.06    $        0.02   $        0.22   $        0.08
                                               ==========       ==========      ==========      ==========

Reported diluted net income per share:      $        0.05    $        0.02   $        0.19   $        0.07
                                               ==========       ==========      ==========      ==========

Pro forma diluted net income per share:     $        0.05    $        0.02   $        0.18   $        0.06
                                               ==========       ==========      ==========      ==========

Note 4:  Line of Credit

  On August 28, 2003, the Company signed an amendment to their existing line of credit agreement, which extended the line of credit from $2,000,000 up to $5,000,000. The Company's $5,000,000 line of credit is effective through August 28, 2004, and the interest rate is at the published thirty day London Interbank Offered Rates ("LIBOR") plus 2.40% (3.52% at December 31, 2003), and contains various financial and operating covenants. At December 31, 2003, there was an outstanding balance of $1,300,000 under the line of credit agreement.


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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Overview
--------

  PetMed Express was incorporated in the state of Florida in January 1996. On January 21, 2004, the Company announced that its application to list its common stock on the NASDAQ National Market ("NASDAQ") was approved, with trading on NASDAQ beginning on January 23, 2004 under the symbol "PETS." Prior to the move to NASDAQ, the Company`s shares had been traded on the over-the-counter-bulletin board. The Company began selling pet medications and products in September 1996, and in the fall of 1997 it issued its first catalog. This catalog displayed approximately 1,200 items, including prescription and non-prescription pet medications, pet health and nutritional supplements and pet accessories. In fiscal 2001, the Company focused its product line on approximately 600 of the most popular pet medications and health and nutritional supplements for dogs and cats. The Company also markets products on its web site, where it currently generates approximately 50% of all sales. Since October 1997, the Company has advertised its products on national television, on-line, and through direct mail advertising.

  The Company's sales consist of products sold to mainly retail consumers and minimally to wholesale customers. Typically, the Company's retail customers pay by credit card or check at the time the order is shipped. The Company usually receives cash settlement in two to three banking days for sales paid for by credit cards, which minimizes the accounts receivable balances relative to the Company's sales. Certain wholesale customers are extended credit terms, which usually require payment within 30 days of delivery. For the quarters ended December 31, 2003 and 2002, the Company's sales returns average was approximately 1.5% of sales, and the twelve month average purchase was approximately $72 per order.

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

Revenue recognition
-------------------
  The Company generates revenue by selling pet medication products primarily to retail consumers and minimally to wholesale customers. The Company's policy is to recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the consumer. Outbound shipping and handling fees are included in sales and are billed upon shipment. Shipping and handling expenses are included in cost of sales.

  The majority of the Company's sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize accounts receivable balances relative to sales. The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from the customers' inability to make required payments, arising from either credit card charge-backs or insufficient fund checks. The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends. At December 31, 2003 the allowance for doubtful accounts was approximately $9,000.

Valuation of inventory
----------------------
  Inventories consist of prescription and non-prescription pet medications that are available for sale and are priced at the lower of cost or market value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. At December 31, 2003 the inventory reserve was approximately $278,000.

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

Advertising
-----------
  The Company's advertising expense consists primarily of television advertising, internet marketing, and direct mail advertising. Television costs are expensed as the advertisements are televised and direct mail costs are expensed when the related print materials are produced, distributed or superseded.

Accounting for income taxes
---------------------------
  The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, which generally requires recognition of deferred tax assets and liabilities for the expected future tax benefits or consequences of events that have been included in the condensed consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting carrying values and the tax bases of assets and liabilities, and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse.

Results of Operations
---------------------

  The following should be read in conjunction with the Company's condensed consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain items appearing in the Company's condensed consolidated statements of operations.


                                                   Three Months Ended                Nine Months Ended
                                                       December 31,                     December 31,
                                                  2003             2002            2003            2002
                                               ----------       ----------      ----------      ----------

Sales                                               100.0  %         100.0 %         100.0 %         100.0 %
Cost of sales                                        58.9             57.4            59.9            57.2
                                               ----------       ----------      ----------      ----------
Gross profit                                         41.1             42.6            40.1            42.8
                                               ----------       ----------      ----------      ----------

Operating expenses:
  General and administrative                         13.5             16.3            11.1            14.6
  Advertising                                        15.3             19.1            18.7            21.8
  Depreciation and amortization                       0.8              0.9             0.6             0.7
                                               ----------       ----------      ----------      ----------
Total operating expenses                             29.6             36.3            30.4            37.1
                                               ----------       ----------      ----------      ----------

Income from operations                               11.5              6.3             9.7             5.7
                                               ----------       ----------      ----------      ----------

Other income (expense):
  Gain on disposal of property and equipment         -                 0.2            -               -
  Interest expense                                   -                (0.1)           -               -
                                               ----------       ----------      ----------      ----------
Total other income                                   -                 0.1            -               -
                                               ----------       ----------      ----------      ----------

Income before provision for income taxes             11.5              6.4             9.7             5.7

Provision for income taxes                            4.4              2.4             3.5             1.9
                                               ----------       ----------      ----------      ----------
Net income                                            7.1              4.0             6.2             3.8
                                               ==========       ==========      ==========      ==========

Three Months Ended December 31, 2003 Compared With Three Months
Ended December 31, 2002, and Nine Months Ended December 31, 2003
Compared With Nine Months Ended December 31, 2002

Sales
-----

  Sales increased by approximately $6,120,000, or 55.4%, to approximately $17,170,000 for the quarter ended December 31, 2003, from approximately $11,050,000 for the quarter ended December 31, 2002. For the nine months ended December 31, 2003, sales increased by approximately $32,415,000, or 80.8%, to approximately $72,526,000 compared to sales of $40,111,000 for the nine months ended December 31, 2002. The increase in sales for the three and nine months ended December 31, 2003 can be primarily attributed to increased retail reorders and the positive effects generated from our advertising campaign. Additionally, the Company's free shipping promotion, which was initiated in March 2003, had a positive impact on sales.

  The Company has committed certain amounts specifically designated towards television and direct mail advertising to stimulate sales, create brand awareness, and acquire new customers. Retail new order sales have increased by approximately $718,000, or 14.4%, to approximately $5,704,000 for the three months ended December 31, 2003, from approximately $4,986,000 for the three months ended December 31, 2002. Retail new order sales have increased by approximately $13,605,000, or 62.4%, to approximately $35,413,000 for the nine months ended December 31, 2003, from approximately $21,808,000 for the nine months ended December 31, 2002. Retail reorder sales have increased by approximately $5,382,000, or 89.7%, to approximately $11,384,000 for the three months ended December 31, 2003, from approximately $6,002,000 for the three months ended December 31, 2002. Retail reorder sales have increased by approximately $18,672,000, or 103.0%, to approximately $36,798,000 for the nine months ended December 31, 2003, from approximately $18,126,000 for the nine months ended December 31, 2002. The Company acquired approximately 82,000 new customers for the quarter ended December 31, 2003, compared to approximately 74,000 new customers for the same period prior year. For the nine months ended December 31, 2003, the Company acquired approximately 482,000 new customers, compared to 309,000 new customers for the same period in the prior year.

  The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm and flea and tick medications. Industry seasonality trends, according to Fountain Agricounsel LLC, Management Consultants to Agribusiness, are divided into percentage of industry sales by quarter. For the quarters ended March 31, June 30, September 30, and December 31 industry sales are approximately 19%, 37%, 28%, and 16%, respectively. The Company cannot accurately predict future sales; however, based on current circumstances the Company does not expect a significant variance compared to the historical industry trends in the fourth quarter of fiscal 2004.

Cost of sales
-------------

  Cost of sales increased by approximately $3,778,000, or 59.6%, to approximately $10,120,000 for the quarter ended December 31, 2003, from approximately $6,342,000 for the quarter ended December 31, 2002. For the nine months ended December 31, 2003, cost of sales increased by approximately $20,509,000, or 89.4%, to approximately $43,448,000 compared to cost of sales of $22,939,000 for the nine months ended December 31, 2002. The increase in cost of sales for the three and nine months ended December 31, 2003 is directly related to the increase in retail sales. As a percent of sales, the cost of sales was 58.9% and 59.9% for the three and nine months ended December 31, 2003, as compared to 57.4% and 57.2% for the three and nine months ended December 31, 2002. This percentage increase can be directly attributed to the free shipping promotion, with a portion offset by increases in our product pricing.

Gross profit
------------

  Gross profit increased by approximately $2,341,000, or 49.7%, to approximately $7,050,000 for the quarter ended December 31, 2003, from approximately $4,709,000 for the quarter ended December 31, 2002. For the nine months ended December 31, 2003, gross profit increased by approximately $11,907,000, or 69.3%, to approximately $29,078,000 compared to gross profit of $17,171,000 for the nine months ended December 31, 2002. Gross profit as a percentage of sales was 41.1% and 40.1% for the three and nine months ended December 31, 2003, as compared to 42.6% and 42.8% for the three and nine months ended December 31, 2002. This percentage decrease can be attributed to the Company's free shipping promotion, with a portion offset by increases in our product pricing.

General and administrative expenses
-----------------------------------

  General and administrative expenses increased by approximately $517,000, or 28.7%, to approximately $2,318,000 for the quarter ended December 31, 2003, from approximately $1,801,000 for the quarter ended December 31, 2002. For the nine months ended December 31, 2003, general and administrative expenses increased by approximately $2,199,000, or 37.5%, to approximately $8,058,000 compared to general and administrative expenses of $5,859,000 for the nine months ended December 31, 2002. The increase in general and administrative expenses for the three months ended December 31, 2003 was primarily due to the following: a $278,000 increase to payroll expenses which can be attributed to the addition of new employees in the customer service and pharmacy departments which enabled the company to sustain its continued growth; a $122,000 increase to bank service and credit card fees, which can be directly attributed to increased sales; a $65,000 increase to property expenses, which relates to additional rent due to our warehouse expansion in October; a $48,000 increase in insurance expenses, which relates to additional premium paid for property insurance on our increased inventory and directors and officer insurance; and a $14,000 increase to office expenses, offset with a $10,000 reduction to professional fees, travel expenses, bad debt and telephone expenses, collectively. The increase in general and administrative expenses for the nine months ended December 31, 2003 was primarily due to the following: a $959,000 increase to payroll expenses which can be attributed to the addition of new employees in the customer service and pharmacy departments which enabled the company to sustain its continued growth; a $663,000 increase to bank service and credit card fees, which can be directly attributed to increased sales; a $233,000 increase to professional fees; a $181,000 increase to telephone expenses which is directly related to the increase in the nine month sales; a $128,000 increase in insurance expenses, which relates to additional premium paid for property insurance on our increased inventory and directors and officer insurance and a $35,000 increase in other expenses which includes mainly property, and other related office expenses.

Advertising expenses
--------------------

  Advertising expenses increased by approximately $502,000, or 23.7%, to approximately $2,618,000 for the quarter ended December 31, 2003, from approximately $2,116,000 for the quarter ended December 31, 2002. For the nine months ended December 31, 2003, advertising expenses increased by approximately $4,815,000, or 55.0%, to approximately $13,571,000 compared to advertising expenses of $8,756,000 for the nine months ended December 31, 2002. The increase in advertising expenses for the three and nine months ended December 31, 2003 was due to the Company's plan to commit certain amounts specifically designated towards television and direct mail advertising to stimulate sales, create brand awareness, and acquire new customers.

Depreciation and amortization expenses
--------------------------------------

  Depreciation and amortization expenses increased by approximately $40,000, or 40.6%, to approximately $138,000 for the quarter ended December 31, 2003, from approximately $98,000 for the quarter ended December 31, 2002. For the nine months ended December 31, 2003, depreciation and amortization expenses increased by approximately $132,000, or 50.0%, to approximately $397,000 compared to depreciation and amortization expenses of $265,000 for the nine months ended December 31, 2002. This increase to depreciation and amortization expense for three and nine months ended December 31, 2003 can be attributed to increased property and equipment additions mainly related to the warehouse expansion, since the first quarter of fiscal 2003.

Gain on disposal of property and equipment
------------------------------------------

  In the third quarter of fiscal 2003, the Company recorded a gain on disposal of computer equipment of $15,000. The computer equipment was sold to an unrelated third party and the Company received gross proceeds of $15,000.

Interest expense
----------------

  Interest expense decreased by approximately $5,000, or 52.5%, to approximately $4,000 for the quarter ended December 31, 2003, from approximately $9,000 for the quarter ended December 31, 2002. For the nine months ended December 31, 2003, interest expense decreased by approximately $11,000, or 55.5%, to approximately $8,000 compared to interest expense of $19,000 for the nine months ended December 31, 2002. Interest expense may increase in future quarters, due to the Company utilizing its $5,000,000 line of credit to increase inventory levels.

Provision for income taxes
--------------------------

  The Company had incurred significant net losses since its inception in 1996, through the quarter ended June 30, 2001.
These losses have resulted in net operating loss carryforwards, which have been used by the Company to offset its tax liabilities. For the fiscal year ended March 31, 2002, the Company recorded a full valuation allowance against the deferred income tax assets, created by net operating losses, since future utilization of these assets was subject to the Company's ability to generate taxable income. For the fiscal year ended March 31, 2003, the Company recognized a deferred income tax asset of approximately $581,000, due to the fact that the Company had demonstrated the ability to generate taxable income. There are no guarantees that the Company will be able to utilize all future net operating loss carryforwards unless the Company generates taxable income. For the quarters ended December 31, 2003 and 2002, the Company recorded an income tax provision for approximately $750,000 and $266,000, respectively; to provide for taxable income as the utilization of net operating loss carryforwards are limited.


Liquidity and Capital Resources
-------------------------------

   The Company's working capital at December 31, 2003 and March 31, 2003 was $9,371,000 and $3,018,000, respectively. The
$6,353,000 increase in working capital was primarily attributable to cash flow generated from operations and the exercise of stock options. Net cash used in operating activities was $3,099,000 and $792,000 for the nine months ended December 31, 2003 and 2002, respectively. Net cash used in investing activities was $325,000 and $1,015,000 for the nine months ended December 31, 2003 and 2002, respectively. Net cash provided by financing was $2,442,000 and $1,201,000 for the nine months ended December 31, 2003 and 2002, respectively. This increase relates to the exercise of stock options in the first and second quarter of fiscal 2004, and increased borrowings on our revolving line of credit in the third quarter of fiscal 2004.

  The Company maintains a $5,000,000 line of credit, effective through August 28, 2004. The interest rate is at the published thirty day London Interbank Offered Rates ("LIBOR") plus 2.40% (3.52% at December 31, 2003), and contains various financial and operating covenants. At December 31, 2003, there was a $1,300,000 outstanding balance under the line of credit agreement.

  On July 25, 2003 the Company signed an amendment to its current lease agreement to obtain an additional 8,000 square feet, with an option to add another 3,600 square feet, to its current 32,000 square foot facility, which became available on October 1, 2003. This addition to the warehouse was necessary to increase the Company's capacity to store additional inventory during our peak season. The Company had financed certain equipment acquisitions with capital leases. As of June 30, 2003 the Company had no outstanding lease commitments. The Company's sources of working capital include the line of credit, cash from operations, and the exercise of stock options and warrants. For the remainder of fiscal 2004, the Company has approximately $350,000 planned for capital expenditure commitments for the warehouse expansion to further the Company's growth. These capital expenditures will be funded through cash from operations.

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


Cautionary Statement Regarding Forward-Looking Information
----------------------------------------------------------

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

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk.

  Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, line of credit, and debt obligations. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. We estimate that the fair value of all of our debt obligations approximate $1,385,000 as of December 31, 2003, of which $1,300,000 relates to our revolving line of credit.

  We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risk. Our exposure to market risk for changes in interest rates relates primarily to our obligations under our line of credit. As of February 6, 2004, there was a $650,000 outstanding balance under the line of credit agreement. A ten percent increase in short-term interest rates on the variable rate debts outstanding as of February 6, 2004 would not have a material impact on our quarterly interest expense, assuming the amount of debt outstanding remains constant.

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


Item 4.   Controls and Procedures.

  The Company's management, including our Chief Executive
Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended December 31, 2003, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls over financial reporting during the period covered by this report.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None.


Item 2.   Changes in Securities and Use of Proceeds.

None.


Item 3.   Defaults Upon Senior Securities

None


Item 4.   Submission of Matters to a Vote of Security Holders.

None


Item 5.   Other Information.

None


Item 6.   Exhibits and Reports on Form 8-K.

(a)    The following exhibits are filed as part of this report.

31.1   Certification of Chief Executive Officer Pursuant to Section
       302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant's Report on Form 10-Q for the quarter ended December 31, 2003, Commission File No. 000-28827).

31.2   Certification of Chief Financial Officer Pursuant to Section
       302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant's Report on Form 10-Q for the quarter ended December 31, 2003, Commission File No. 000-28827).

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit
       32.1 of the Registrant's Report on Form 10-Q for the quarter ended December 31, 2003, Commission File No. 000-28827).

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit
       32.2 of the Registrant's Report on Form 10-Q for the quarter ended December 31, 2003, Commission File No. 000-28827).

(b)    Reports on Form 8-K during the fiscal quarter ended
       December 31, 2003

(1) On October 27, 2003 the Company filed a report under Items 7 and 9 disclosing a press release reporting its financial results for the quarter ended September 30, 2003.

(2) On November 12, 2003 the Company filed a report under Items 7 and 9 disclosing a quarterly conference call transcript reporting its financial results for the quarter ended September 30, 2003.

                           SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.
 (The "Registrant")

Date: February 6, 2004

By: /s/  Menderes Akdag
   --------------------------------
         Menderes Akdag

   Chief Executive Officer
   (principal executive officer)

By: /s/  Bruce S. Rosenbloom
   --------------------------------
         Bruce S. Rosenbloom

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

                        DECEMBER 31, 2003



                     _______________________


                            EXHIBITS

                     _______________________









_________________________________________________________________
_________________________________________________________________

                          EXHIBIT INDEX
                          -------------

                                                               Number of   Incorporated
                                                                 Pages         By
Exhibit                                                       in Original   Reference
Number                      Description                        Document +

 31.1       Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley
            Act of 2002                                             1          **


 31.2       Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley
            Act of 2002                                             1          **


 32.1       Certification of Chief Executive Officer
            Pursuant to 18 U.S.C. Section 1350                      1          **


 32.2       Certification of Chief Financial Officer
            Pursuant to 18 U.S.C. Section 1350                      1          **


** Filed herewith