Form 10-K
period 2004-03-31
PETMED EXPRESS INC
filed 2004-06-14
CIK 1040130

====================================================================

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-K
(Mark One)
  [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED MARCH 31, 2004
                               OR
  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                COMMISSION FILE NUMBER 000-28827

                      PETMED EXPRESS, INC.
            -----------------------------------------
            (Exact name of registrant in its charter)

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

Registrant's telephone number, including area code: (954) 979-5995
                                                   ----------------

    Securities registered under Section 12(b) of the Act:

    Title of each class:         Name of each exchange
                                 on which registered:
    --------------------         ---------------------

    None

   Securities registered pursuant to Section 12(g) of the Act:

             Common Stock, par value $.001 per share
             ---------------------------------------
                        (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes [ ]                                No [X]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  Indicate   by   check  mark  whether  the  registrant   is   an
accelerated filer (as defined in Rule 12b-2 of the Act).

           Yes  [ ]                               No [X]

  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second quarter, was $68,139,000 (at September 30, 2003).

  The   number  of  shares  of  the  Registrant's  common   stock
outstanding as of June 11, 2004 was 22,036,058.

               DOCUMENTS INCORPORATED BY REFERENCE

  Information included in our definitive proxy statement for our 2004 annual meeting of stockholders to be held on August 6, 2004 is incorporated by reference in Items 10, 11, 12, 13, and 14 of
Part III of this report.


===================================================================

                      PETMED EXPRESS, INC.

                  2004 Form 10-K Annual Report

                        TABLE OF CONTENTS


Item No.                    Description                         Page
--------                    -----------                         ----

PART I.......................................................     2
 Item 1.    Business.........................................     2
 Item 2.    Properties.......................................    10
 Item 3.    Legal Proceedings................................    10
 Item 4.    Submission of Matters to a Vote of
              Security Holders...............................    11
PART II......................................................    12
 Item 5.    Market for Registrant's Common Equity,
              Related Stockholder Matters and Issuer
              Purchases of Equity Securities.................    12
 Item 6.    Selected Financial Data..........................    13
 Item 7.    Management's Discussion and Analysis of
              Financial Condition and Results
              of Operations..................................    14
 Item 7A.   Quantitative and Qualitative Disclosures
              About Market Risk..............................    19
 Item 8.    Financial Statements and Supplementary
              Data...........................................    20
 Item 9.    Changes in and Disagreements With Accountants
              on Accounting and Financial Disclosure.........    20
 Item 9A.   Controls and Procedures..........................    20

PART III.....................................................    20
 Item 10.   Directors and Executive Officers of the
              Registrant.....................................    20
 Item 11.   Executive Compensation...........................    20
 Item 12.   Security Ownership of Certain Beneficial
              Owners and Management and Related
              Stockholder Matters............................    20
 Item 13.   Certain Relationships and Related Transactions...    20
 Item 14.   Principal Accounting Fees and Services...........    20

PART IV......................................................    21
 Item 15.   Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K............................    21
SIGNATURES...................................................    23

                             PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

  Certain  information  in  this  Annual  Report  on  Form   10-K
includes   forward-looking  statements  within  the  meaning   of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the words "believes," "intends," "expects," "may," "will," "should," "plan," "projects," "contemplates," "intends," "budgets," "predicts," "estimates," "anticipates," or similar expressions. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report.

  When   used  in  this  annual  report  on  Form  10-K,  "PetMed
Express,"  "1-800-PetMeds,"  "PetMed,"  "1-888-PetMeds,"  "PetMed
Express.com,"  "the Company,"  "we," "our,"  and  "us"  refer  to
PetMed Express, Inc. and our subsidiaries.

Item 1.  Business.

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

  The Company markets its products through national television, online and direct mail advertising campaigns, which aim to increase the recognition of the "1-800-PetMeds" brand name, increase traffic on its website at www.1800PetMeds.com, acquire new customers, and maximize repeat purchases. Our fiscal year end is March 31, our executive offices are located at 1441 S.W. 29th Avenue, Pompano Beach, Florida 33069, and our telephone number is 954-979-5995. The information contained on the Company's website is not part of our annual report.

Our Products
------------

  We offer a broad selection of products for dogs and cats. These products include a majority of the well-known brands of medication, such as Frontline[R], Advantage[R], Heartguard[R], Sentinel[R], Interceptor[R], Program[R], Revolution[R], and Rimadyl[R]. Generally, our prices are discounted up to 25% from the prices for medications charged by veterinarians.

  We research new products, and regularly select new products or the latest generation of existing products to become part of our product selection. In addition, we also refine our current products to respond to changing consumer-purchasing habits. Our website is designed to give us the flexibility to change featured products or promotions. Our product line provides customers with a wide variety of selections across the most popular health categories for dogs and cats. Our current products include:

  Non-Prescription  Medications  (OTC):  Flea  and  tick  control
  products,   bone   and  joint  care  products,   vitamins   and
  nutritional supplements, and hygiene products.

  Prescription Medications (RX): Heartworm treatments, thyroid and arthritis medications, antibiotics, and other specialty medications, as well as generic substitutes.

Sales
-----

  The following table provides a breakdown of the percentage of our total sales by each category during the indicated periods:


                                         Year Ended March 31,
                                         2004    2003    2002
                                         -----   ----    ----
Non-prescription medications              69%     64%     58%
Prescription medications                  30%     29%     34%
Shipping and handling charges and other    1%      7%      8%
                                         ----    ----    ----
Total                                    100%    100%    100%
                                         ====    ====    ====

We offer our products through three main sales channels, including the PetMed Express catalog and postcards, customer service representatives and the Internet, through our website. We have designed both our catalog and website to provide a convenient, cost-effective and informative shopping experience that encourages consumers to purchase products important for a pet's health and quality of life. We believe that these multiple channels allow us to increase the visibility of our brand name and provide customers with increased shopping flexibility and service.

The PetMed Express Catalog

  The PetMed Express catalog is a full-color catalog that features approximately 600 products. The catalog is produced by a combination of in-house writers, production artists and independent contractors. We mail catalogs and postcards in response to requests generated from our advertising and direct mail campaigns.

Contact Center

  We currently employ 111 customer service representatives in our contact center. Our customer service representatives receive and process inbound customer calls, facilitate our outbound campaigns around maximizing customers' reorders on a consistent basis, facilitate our live web chat and process customer e-mails. Our telephone system is equipped with certain features including pop-up screens and call blending capabilities that give us the ability to efficiently utilize our customer service representatives' time, providing quality customer service and support. Our customer service representatives receive a base salary and are rewarded with commissions for achieving targeted sales.

Our Website

  We seek to combine our product selection and pet health information with the shopping ease of the Internet to deliver a convenient and personalized shopping experience. Our website offers health and nutritional product selections for dogs and cats, supported by relevant editorial and easily obtainable or retrievable resource information. From our home page, customers can search our website for products and access resources on a variety of information on cats and dogs. Customers can shop at our website by category, product line or individual product. We attracted approximately 5.4 million visitors to our website over the past 12 months (June 2003 to May 2004), approximately 13% of those visitors placed an order, and our website generated approximately 50% of our total sales for the same time period.

  In March 2004 the Company introduced a newly implemented, free service on its website, called, "ASK THE VET" which is located at www.1800PetMeds.com. Pet owners or anyone else can ask a question and a veterinarian or pharmacist will personally answer it via email most within 48 hours. Additionally, all questions and answers are conveniently available for viewing on the website, which lists over 30 categories on a wide range of pet-related issues. Subjects include allergies, fleas and ticks, heartworms and bone and joint care.

Our Customers
-------------

  As of June 11, 2004, approximately 1,250,000 customers have purchased from us within the last two years. We attracted approximately 572,000 and 414,000 new customers in fiscal 2004 and 2003, respectively. Our customers are located throughout the United States, with approximately 51% of customers residing in California, Florida, Texas, New York, New Jersey, Pennsylvania, and Virginia. The average retail purchase was approximately $73.
  While our primary focus has been on retail customers, we have also sold various non-prescription medications wholesale to a variety of businesses, including pet stores, groomers and traditional brick and mortar stores in the United States. For the fiscal year ended March 31, 2004, the majority of our sales were made to retail customers with less than 1% of our sales made to wholesale customers.

Marketing
---------

  The goal of our marketing strategy is to build brand recognition, increase customer traffic, add new customers, build strong customer loyalty, maximize reorders and develop incremental revenue opportunities. We have an integrated marketing campaign that includes television advertising, direct mailing, e-mailing and online marketing.

Television Advertising

  Our television advertising is designed to build brand equity, create awareness, and generate initial purchases of products via the telephone and the Internet. We have used 30 and 15 second television commercials to attract new customer orders, with the tagline "your pet's same exact medications delivered to your home, saving you time and money." Our television commercials typically focus on our ability to rapidly deliver to customers the same medications offered by veterinarians, but at reduced prices. We generally purchase advertising on national cable channels to target our key demographic groups. We believe that television advertising is particularly effective and instrumental in building brand awareness.

Direct Mailing and E-mailing

  We use direct mailing and e-mailing to acquire customers and to remind our existing customers to reorder.

Online Marketing

  We supplement our traditional advertising with online advertising and marketing efforts. We are members of the LinkShare Network, which is an affiliate program with merchant clients and affiliate websites. This network is designed to develop and build a long-term, branded affiliate program in order to increase online sales and establish an Internet presence. The LinkShare Network enables us to establish link arrangements with other websites, as well as portals and search engines. We also make our brand available to internet consumers by purchasing targeted keywords and achieving prominent placement on the top search engines and search engine networks, including Google, Microsoft Network, and Overture.

Operations
----------

Purchasing

  We purchase our products from a variety of sources, including certain manufacturers, domestic distributors, and wholesalers. We have multiple suppliers for each of our products to obtain the lowest cost. We purchase the majority of our health and nutritional supplements directly from manufacturers. See Risk Factors. Having strong relationships with product manufacturers will ensure the availability of adequate volume of products ordered by our customers, and will enable us to provide more and better product information. While historically, substantially all the major manufacturers of prescription and non-prescription medications have declined to sell these products to direct marketing companies. Part of our growth strategy includes developing direct relationships with leading pharmaceutical manufacturers of the more popular prescription and non-prescription medications.

Order Processing

  The Company provides its customers with toll-free telephone access to its customer service representatives. Our call center generally operates from 8:00 AM to 11:00 PM Monday through Thursday, 8:00 AM to 9:00 PM on Friday, 9:00 AM to 6:00 PM on Saturday, and 10:00 AM to 5:00 PM on Sunday, Eastern Standard Time. The process of customers purchasing products through PetMed Express consists of a few simple steps. A customer first places a call to our toll-free telephone number or visits our website. The following information is needed to process prescription orders: general pet information, prescription, and the veterinarians name and phone number. This information is entered into our computer system. Then our pharmacists and pharmacy technicians verify all prescriptions. The order process system checks for the verification for prescription medication orders and a valid payment method for all orders. An invoice is generated and printed in our fulfillment center, where items are picked for shipping. The customer's order is then selected from the Company's inventory and shipped via United States Priority Mail, United Parcel Service, or Federal Express. Our customers enjoy the convenience of rapid home delivery, with approximately 71% of all orders shipped within 24 hours of ordering. Our website allows customers to easily browse and purchase substantially all of our products and services online. Our website is designed to be fast, secure and easy to use with order and shipping confirmations, and with online order tracking capabilities.

Warehousing and Shipping

  We inventory our products and fill all customer orders from our 40,000 square foot facility in Pompano Beach, Florida. We have an in-house fulfillment and distribution operation, which is used to manage the entire supply chain, beginning with the placement of the order, continuing through order processing, and then fulfilling and shipping of the product to the customer. We offer a variety of shipping options, including next day delivery. We ship to anywhere in the United States served by the United States Postal Service, United Parcel Service, and Federal Express. Priority orders are expedited in our fulfillment process. Our goal is to ship the products the same day that the order is received. For prescription medications, our goal is to ship the product immediately after the prescription has been authorized by the customer's veterinarian.

Customer Service and Support

  We believe that a high level of customer service and support is critical in retaining and expanding our customer base. Customer service representatives participate in ongoing training programs under the supervision of our training manager. These training sessions include a variety of topics such as product knowledge, computer usage, customer service tips and the relationship between PetMed Express and veterinarians. Our customer service representatives respond to customers' e-mails and calls that are related to order status, prices and shipping. Our customer service representatives also respond to customers through our live web chat. If our customer service representatives are unable to respond to a customer's inquiry at the time of the call, we strive to provide an answer within 24 hours. We believe our customer service representatives are a valuable source of feedback regarding customer satisfaction. Our customer returns and credits average approximately 1.4% of total sales.

Technology
----------

  PetMed Express utilizes the latest integrated technologies in call center, e-commerce, order entry, and inventory control/fulfillment operations. Our systems are custom configured by the Company to optimize our computer telephone integration and mail order processing. The systems are designed to maintain a large database of specialized information and process a large volume of orders efficiently and effectively. Our systems provide our agents with real time product availability information and updated customer information to enhance our customer service. We also have an integrated direct connection for processing credit cards to ensure that a valid credit card number and authorization have been received at the same time our agents are on the phone with the customers. Our information systems provide our agents with records of all prior contact with a customer, including the customer's address, phone number, e-mail address, fax number, prescription information, order history, payment history and notes.

Competition
-----------

  The  pet  medications  and  health and nutritional  supplements market is competitive and highly fragmented. Our competitors consist of veterinarians, traditional retailers, and other mail-order and online retailers of pet medications and health and nutritional supplements. The Company believes that the following are principal competitive factors in our market:

     *     Product  selection  and  availability,  including  the
           availability  of  prescription  and   non-prescription
           medications;
     *     Brand recognition;
     *     Reliability and speed of delivery;
     *     Personalized service and convenience;
     *     Price; and
     *     Quality of website content.

  We compete with veterinarians in the sale of prescription and non-prescription pet medications and health and nutritional supplements. Many pet owners may prefer the convenience of purchasing their pet medications or health and nutritional supplements at the time of the veterinarian visit, or may be hesitant to offend their veterinarian by not purchasing these products from the veterinarian. In order to effectively compete with veterinarians, we must continue to educate pet owners about the service, convenience and savings offered by PetMed Express.

  The pet medication market size is estimated to be approximately $3 billion, with veterinarians having the majority of the market share. The cat and dog population is approximately 143 million, with approximately 62% of all households owning a pet.

  The   Company  believes  that  the  following  are   the   main
competitive strengths which differentiate 1-800-PetMeds's from the competition:

     *     "1-800-PetMeds" brand name;
     *     Quality customer service and support;
     *     Experienced management team;
     *     Consumer benefit structure of savings and convenience;
     *     Licensed pharmacy to conduct business in 49 states;
     *     Operating / technology infrastructure in place; and
     *     Multiple sources of supply for pet medications.

Intellectual Property
---------------------

  We conduct our business under the trade name "1-800-PetMeds." We believe this name, which is also our toll-free telephone number, has added significant value and is an important factor in the marketing of our products. We have also obtained the right to the Internet addresses www.1800PetMeds.com, www.1888PetMeds.com, www.petmedexpress.com, and www.petmeds.com. As with phone numbers, we do not have and cannot acquire any property rights in an Internet address. We do not expect to lose the ability to use the Internet addresses; however, there can be no assurance in this regard and the loss of these addresses may have a material adverse effect on our financial position and results of operations. We hold the trade name "PetMed Express r" and "1-888-PetMeds r", which are our registered trademarks, and have a trademark application pending for "1-800-PetMeds."

Government Regulation
---------------------

  Dispensing prescription medications is governed at the state level by the board of pharmacy, or similar regulatory agencies, of each state where prescription medications are dispensed. We are subject to regulation by the State of Florida and are licensed by the Florida Board of Pharmacy. Our license is valid until February 28, 2005. We are also licensed and/or regulated by 48 other state pharmacy boards and other regulatory authorities including, but not necessarily limited to, the United States Food and Drug Administration ("FDA") and the United States Environmental Protection Agency ("EPA"). As a licensed pharmacy in the State of Florida, we are subject to the Florida Pharmacy Act and regulations promulgated hereunder. To the extent that we are unable to maintain our license with the Florida Board of Pharmacy as a community pharmacy, or if we do not maintain the licenses granted by other state pharmacy boards, or if we become subject to actions by the FDA, or other enforcement regulators, our distribution of prescription medications to pet owners could cease, which could have a material adverse effect on our operations. See Item 3. Legal Proceedings.

Employees
---------

  The Company currently has 148 full time employees, and 36 temporary employees, including: 100 in sales and customer service; 20 in fulfillment and purchasing; 53 in our pharmacy; 3 in information technologies; 3 in administrative positions; and 5 in management. None of the Company's employees are represented by a labor union, nor governed by any collective bargaining agreements. The Company reserves the right to hire the temporary employees after a period of 3 months. The Company considers relations with its employees as satisfactory.

Risk Factors
------------

  You should carefully consider the risks and uncertainties described below, and all the other information included in this annual report before you decide to invest in our common stock. Any of the following risks could materially adversely affect our business, financial condition or operating results and could result in a loss of your investment.


There  can  be  no  assurances that  we  can  sustain  profitable operations in future periods.
-----------------------------------------------------------------

  While we reported net income of $5,814,000, $3,258,000, and $825,000 for the years ended March 31, 2004, 2003, and 2002, respectively, we reported a net loss of approximately $2,827,000 for the year ended March 31, 2001. Our profitability during fiscal 2004 was due in part to an increase in our revenues of approximately $39,019,000, or approximately 71%, from fiscal
2003.   There  are  no  assurances we will continue  to  generate
revenues at this increased level, or that we will remain profitable during fiscal 2005 and beyond. If our operations were to cease being profitable, our liquidity in future periods would be adversely affected.


We may fail to comply with various state regulations covering the dispensing of prescription pet medications. We could be subject to reprimands, sanctions, probations, fines, suspensions or the loss of one or more of our pharmacy licenses.
-----------------------------------------------------------------

  The sale and delivery of prescription pet medications is generally governed by state laws and state regulations. Since our pharmacy is located in the State of Florida, the Company is governed by the laws and regulations of the State of Florida. Each prescription pet medication sale we make is likely to be covered by the laws of the state where the customer is located. The laws and regulations relating to the sale and delivery of prescription pet medications vary from state to state, but generally require that prescription pet medications be dispensed with the authorization from a prescribing veterinarian. To the extent that we are unable to maintain our license with the Florida Board of Pharmacy as a community pharmacy, or if we do not maintain the licenses granted by other state boards, or if we become subject to actions by the FDA, or other enforcement regulators our distribution of prescription medications to pet owners could cease, which could have a material adverse effect on our operations.

  While we make every effort to fully comply with the applicable state rules and regulations, from time to time we have been the subject of administrative complaints regarding the authorization of prescriptions prior to shipment. We cannot assure you that we will not continue to be the subject of administrative complaints in the future. We cannot guarantee you that we will not be subject to reprimand, sanctions, probations, or fines, or that one or more of our pharmacy licenses may not be suspended or revoked. See Item 3. Legal Proceedings.


Our alternate veterinarian program was discontinued and was under investigation by the Florida Board of Pharmacy and Florida Agency for Health Care Administration, and by various other state pharmacy boards, which could reduce or eliminate our ability to verify certain prescriptions outside the State of Florida.
-----------------------------------------------------------------

  We utilized the services of alternate veterinarians to verify certain prescriptions for animals residing outside the State of Florida. The alternate veterinarian was not the veterinarian who had actually seen the animal and may have resided in a different state than the animal. In February 2002, we voluntarily ceased the use of the alternate veterinarian program, and in March 2002, a business decision was made to enter into a settlement agreement with the Florida Board of Pharmacy. See Item 3. Legal Proceedings. Many of the complaints related to prescriptions verified through our alternate veterinarian program. The alternate veterinarian program used a veterinarian outside the State of Florida to verify certain prescriptions for pets outside the State of Florida. The program was not used for pets residing in the State of Florida. Future complaints may be brought against the Company by states in which this program was utilized. We are unable to assess the potential impact on our business or any future penalties that may be assessed from these or other complaints.

We currently purchase our prescription and non-prescription medications from third party distributors and we are not an authorized distributor of these products. We do not have any guaranteed supply of these medications at any pre-established prices.
-----------------------------------------------------------------

  For the fiscal year ended March 31, 2004 and 2003, the majority of our sales were attributable to sales of prescription and non-prescription medications. Historically, substantially all the major pharmaceutical manufacturers have declined to sell prescription and non-prescription pet medications directly to us. In order to assure a supply of these products, we purchase medications from various secondary sources, including a variety of domestic distributors. Our business strategy includes seeking to establish direct purchasing arrangements with major pet pharmaceutical manufacturing companies. If we are not successful in achieving this goal, we will continue to rely upon distributors.

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

Our failure to properly manage our inventory may result in excessive inventory carrying costs, which could materially adversely affect our financial condition and results of operations.
-----------------------------------------------------------------

  Our current product line contains approximately 600 SKUs in the fiscal year ended March 31, 2004. A significant portion of our sales is attributable to products representing approximately 90 SKUs. We need to properly manage our inventory to provide an adequate supply of these products and avoid excessive inventory of the products representing the balance of the SKUs. We generally place orders for products with our suppliers based upon our internal estimates of the amounts of inventory we will need to fill future orders. These estimates may be significantly different from the actual orders we receive. In the event that subsequent orders fall short of original estimates, we may be left with excess inventory. Significant excess inventory could result in price discounts and increased inventory carrying costs. Similarly, if we fail to have an adequate supply of some SKUs, we may lose sales opportunities. We cannot guarantee that we will maintain appropriate inventory levels. Any failure on our part to maintain appropriate inventory levels may have a material adverse effect on our financial condition and results of operations.


Resistance  from  veterinarians to authorize prescriptions  could cause our sales to decrease and could materially adversely affect our financial condition and results of operations.
-----------------------------------------------------------------

  Since we began our operations, from time to time some veterinarians have resisted providing our customers with a copy of their pet's prescription or authorizing the prescription to our pharmacy staff, thereby effectively preventing us from filling such prescriptions under state law. Sales of prescription medications represented approximately 30%, 29% and 34% of our sales for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. Although veterinarians in some states are required by law to provide the pet owner with this prescription information, if the number of veterinarians who refuse to authorize prescriptions should increase, our sales could decrease and our financial condition and results of operations may be materially adversely affected.

Our success depends in part on the willingness of consumers to purchase pet medications from us. If we do not succeed in changing consumer-purchasing patterns, our results of operations may be materially adversely affected.
-----------------------------------------------------------------

  The direct marketing of prescription and non-prescription pet medications and health and nutritional supplements is relatively new. Our success will depend upon our ability to engage consumers who have historically purchased pet medications and health and nutritional supplements from veterinarians. We may not be able to convert a large number of these pet owners to our customers. In order for us to be successful, many of these consumers must be willing to utilize new ways of buying these products. We cannot guarantee that we will be successful in shifting these consumer purchasing patterns away from veterinarians to us. If we do not attract consumers to purchase these products from us, our results of operations may be materially adversely affected.


In the past we have purchased medications from international distributors and we did not always know if those distributors had the authority of the manufacturer to sell the products in the United States. As a result, we may be subject to future civil or administrative actions regarding those products.
-----------------------------------------------------------------

  During fiscal 2002, a business decision was made to discontinue purchasing any product from international distributors. We have purchased a portion of our prescription and non-prescription medications from international distributors in the past. These medications may have been trademarked and/or copyrighted products manufactured in foreign countries or in the United States and sold by the manufacturer to foreign distributors. Some of the prescription and non-prescription medications may have been manufactured by entities, particularly foreign licensees, who are not the licensors or owners of the trademarks or copyrights for the medications. From time to time, United States trademark and copyright holders, their licensees, trade associations and the United States Customs Service have brought forth litigation or administrative agency proceedings in an attempt to halt the importation or sale of trademarked and/or copyrighted products. The courts remain divided on the extent to which trademark, copyright or other laws, rules, regulations or decisions may restrict the importation or sales of this merchandise without the consent of the trademark or copyright owner. See Item 3. Legal Proceedings.

Significant portions of our sales are made to residents of seven states. If we should lose our pharmacy license in one or more of these states, our financial condition and results of operations would be materially adversely affected.
-----------------------------------------------------------------

  While we ship pet medications to customers in all 50 states, approximately 51% of our sales for the fiscal year ended March 31, 2004 were made to customers located in the states of California, Florida, Texas, New York, New Jersey, Pennsylvania, and Virginia. If for any reason our license to operate a pharmacy in one or more of those states should be suspended or revoked, or if it is not renewed, our financial condition and results of operations may be materially adversely affected.


We   face   significant   competition  from   veterinarians   and
traditional  and  online  retailers  and  may  not  be  able   to
profitably compete with them.
-----------------------------------------------------------------

  We compete directly and indirectly with veterinarians in the sale of pet medications and health and nutritional supplements. Veterinarians hold a competitive advantage over us because many pet owners may find it more convenient or preferable to purchase these products directly from their veterinarians at the time of an office visit. We also compete directly and indirectly with both online and traditional retailers of pet medications and health and nutritional supplements. Both online and traditional retailers may hold a competitive advantage over us because of longer operating histories, established brand names, greater resources and an established customer base. Online retailers may have a competitive advantage over us because of established affiliate relationships to drive traffic to their website. Traditional retailers may hold a competitive advantage over us because pet owners may prefer to purchase these products from a store instead of online or through traditional catalog/telephone methods. In order to effectively compete in the future, we may be required to offer promotions and other incentives, which may result in lower operating margins or increased operating losses.

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


The  content of our website could expose us to various  kinds  of liability,  which, if prosecuted successfully,  could  negatively impact our business.
-----------------------------------------------------------------

  Because we post product information and other content on our website, we face potential liability for negligence, copyright infringement, patent infringement, trademark infringement, defamation and other claims based on the nature and content of the materials we post. Various claims have been brought, and sometimes successfully prosecuted, against Internet content distributors. We could be exposed to liability with respect to the unauthorized duplication of content or unauthorized use of other parties' proprietary technology. Although we maintain general liability insurance, our insurance may not cover potential claims of this type, or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance, or is in excess of insurance coverage, could materially adversely affect our financial condition and results of operations.


We  may  not be able to protect our intellectual property rights, and  we  may  be found to infringe on the proprietary  rights  of others.
-----------------------------------------------------------------

  We rely on a combination of trademark, trade secret, copyright laws and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our non-prescription private label generic equivalents, when and if developed, as well as aspects of our sales formats, or to obtain and use information that we regard as proprietary, including the technology used to operate our website, our content and our trademarks.

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

If  we  are  unable  to protect our Internet domain  name  or  to prevent others from using names that are confusingly similar, our business may be adversely impacted.
-----------------------------------------------------------------

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


Since  all of our operations are housed in a single location,  we are  more  susceptible to business interruption in the  event  of damage to or disruptions in our facility.
-----------------------------------------------------------------

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


A portion of our sales are seasonal and our operating results are difficult to predict and may fluctuate.
-----------------------------------------------------------------

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

  In addition to the seasonality of our sales, our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are out of our control. Factors that may cause our operating results to fluctuate include:

  * Our ability to obtain new customers at a reasonable cost, retain existing customers, or encourage reorders;
  * Our ability to increase the number of visitors to our website, or our ability to convert visitors to our website into customers;
  *     The mix of medications and other pet products sold by us;
  *     Our ability to manage inventory levels;
  * Our ability to adequately maintain, upgrade and develop our website, the systems that we use to process customers' orders and payments, or our computer network;
  *     Increased competition within our market niche;
  *     Price competition;
  *     Increases in the cost of advertising;
  * The amount and timing of operating costs and capital expenditures relating to expansion of our product line or operations; and
  * Disruption of our toll-free telephone service, technical difficulties, systems and Internet outages or slowdowns.

Any change in one or more of these factors could materially adversely affect our results of operations in future periods.


Our stock price fluctuates from time to time and may fall below expectations of securities analysts and investors, and could subject us to litigation, which may result in you suffering a loss on your investment.
-----------------------------------------------------------------

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


The  interest of our controlling stockholder could conflict  with those of our other stockholders.
-----------------------------------------------------------------

  Tricon Holdings, LLC, ("Tricon") our principal shareholder, own and control 31.4% of our voting securities. This shareholder is able to influence the outcome of stockholder votes, including votes concerning: the election of directors; amendments to our charter and by-laws; and the approval of significant corporate transactions such as a merger or sale of our assets. This controlling influence could have the effect of delaying or preventing a change in control, even if many of our stockholders believe it is in their best interest.


We may issue additional shares of preferred stock that could defer a change of control or dilute the interests of our common stockholders. Our charter documents could defer a takeover effort which could inhibit your ability to receive an acquisition premium for your shares.
-----------------------------------------------------------------

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


Item 2.  Properties.

  Our facilities, including our principal executive offices are located at 1441 SW 29th Avenue, Pompano Beach, FL 33069. On May 31, 2001, the Company sold its 50,000 square foot office building, which houses the Company's principal executive offices and warehouse, to an unrelated third party. The Company received gross proceeds of $2,150,000, of which approximately $1,561,000 was used to pay off the mortgage, and the Company recognized a loss on the sale of approximately $185,000. The Company then entered into a five-year term lease agreement for 20,000 of the 50,000 square foot Pompano Beach office building. On February 22, 2002, the Company entered into a lease addendum which added approximately 12,000 square feet, effective June 1, 2002, to accommodate the Company's warehouse expansion. On July 25, 2003 the Company signed an amendment to its current lease agreement to obtain an additional 8,000 square feet, with an option to add another 3,600 square feet, to its current 32,000 square foot facility, which became available on October 1, 2003. This addition to the warehouse was necessary to increase the Company's capacity to store additional inventory during our peak season. The future minimum annual lease payments as of March 31, 2004, are as follows: $383,000 for fiscal 2005, $398,000 for fiscal 2006, and $67,000 for fiscal 2007.


Item 3.  Legal Proceedings.

  Various complaints had been filed with the Florida Board of Pharmacy between November 2000 and March 2002. These complaints, the majority of which were filed by veterinarians who are in competition with the Company for the sale of pet prescription-required products, alleged violations of the Pharmacy Practice Act and regulations promulgated there under. The vast majority of the complaints alleged that the Company, through its pharmacists, improperly dispensed prescription-required veterinary medication based on prescriptions verified through the Company's discontinued alternate veterinarian program. The alternate veterinarian program used a veterinarian outside the State of Florida to verify certain prescriptions for pets outside the State of Florida. While the program was not used for pets residing in the State of Florida, the complaints had, for the most part, been filed with the Florida Board of Pharmacy. Other complaints alleged the dispensing of medication without a valid prescription, the sale of non-conforming products and that the Company's pharmacy was operating at the same location as another pharmacy, with which it had a contractual relationship. The Company contested all allegations and continued discussions in an attempt to reach a resolution of these matters.

  In February 2002, the Company voluntarily ceased the use of its alternate veterinarian program, and in March 2002 a business decision was made to enter into a settlement agreement with the Florida Board of Pharmacy, rather than to proceed with costly and lengthy litigation. In April 2002, the Florida Board of Pharmacy approved the settlement agreement. The Florida Board of Pharmacy did not reach any finding of fact or conclusion of law that the Company committed any wrongdoing or violated any rules or laws governing the practice of pharmacy. According to the settlement agreement, the Company's pharmacy license was placed on probation for a period of three years and the Company, the Company's pharmacists and contracted pharmacy and pharmacist, paid approximately $120,000 in fines and investigative costs in July 2002. Based on its demonstrated compliance with pharmacy rules and laws, effective March 11, 2004, PetMed Express was released from probation over one year early by the Florida Board of Pharmacy. The Company remains licensed with the State of Florida and continues to operate its principal business in Florida.

  The  Company has settled other complaints that had  been  filed
with  various other states' pharmacy boards in the  past.   There
can be no assurances made that other states will not attempt to take similar actions against the Company in the future.

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

  On March 19, 2002, Novartis Animal Health U.S., Inc. ("Novartis") filed a complaint against the Company and two other defendants in U.S. District Court for the Southern District of Florida. Novartis purported to assert seven claims related to the Company's alleged sale of pet medications produced for a Novartis Australian sister company: Count I: Infringement of
Registered Trademark Under Section 32 of the Lanham Act, 15 U.S.C. 1114; Count II: Infringement of Unregistered Trademarks Under Section 43(a) of the Lanham Act, 15 U.S.C. 1125(a); Count
III: False Advertising Under Section 43(a) of the Lanham Act, 15 U.S.C. 1125(a); Count IV: Misleading Advertising Under Florida Statutory Law; Count V: Deceptive and Unfair Trade Practices Under Florida Statutory Law; Count VI: Injury to Business Reputation Under Florida Statutory Law; Count VII: Common Law Unfair Competition. Subsequent to the year ended March 31, 2003, the Company reached a final settlement agreement with Novartis. According to the confidential settlement agreement dated April 7, 2003, the Company had satisfactorily resolved the contested issues raised by the complaint and the confidential settlement terms had no material impact on the Company's operations and financial results.

  The Company is a defendant in a lawsuit, filed in August 2002, in Texas state district court seeking injunctive and monetary relief styled Texas State Board of Pharmacy and State Board of Veterinary Medical Examiners v. PetMed Express, Inc. Cause No.GN-202514, in the 201st Judicial District Court, Travis County, Texas. The Company in its initial pleading denied the allegations contained therein. The Company will vigorously defend, is confident of its compliance with the applicable law, and finds wrong-on-the-facts the vast majority of the allegations contained in the Plaintiffs' supporting documentation attached to the lawsuit. Discovery has commenced and at this stage of the litigation it is difficult to assess any possible outcome or estimate any potential loss in the event of an adverse outcome.


Routine Proceedings
-------------------

  The Company is a party to routine litigation and administrative complaints incidental to its business. Management does not believe that the resolution of any or all of such routine litigation and administrative complaints are likely to have a material adverse effect on the Company's financial condition or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders.

  No matter was submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended March 31, 2004.

                             PART II

Item 5.    Market for Registrant's Common Equity, Related
           Stockholder Matters and Issuer Purchases of Equity
           Securities.

  The Company's common shares are traded on the Nasdaq National Market ("NASDAQ") under the symbol "PETS." The prices set forth below reflect the range of high and low closing prices per share in each of the quarters of fiscal 2004 and 2003 as reported by the NASDAQ and the over-the-counter bulletin board ("OTCBB").

Fiscal 2004:                   High           Low
-----------                   ------        ------
First Quarter                 $ 5.00        $ 2.27
Second Quarter                $ 8.15        $ 5.24
Third Quarter                 $ 9.23        $ 7.00
Fourth Quarter                $12.96        $ 7.05

Fiscal 2003:
-----------
First Quarter                 $ 1.75        $ 0.76
Second Quarter                $ 2.53        $ 1.75
Third Quarter                 $ 2.30        $ 1.57
Fourth Quarter                $ 2.36        $ 1.78

There were 68 holders of record of our common stock at May 31, 2004, and we estimate there were approximately 3,200 beneficial shareholders on that date.

Recent Sales of Unregistered Securities
---------------------------------------

   In July 2003, we issued 59,583 shares of the Company's common stock to one company upon the cashless exercise of options.

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

Dividend Policy
---------------

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

Securities Authorized for Issuance under Equity Compensation
Plans
------------------------------------------------------------

   The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 1998 Stock Option Plan and any compensation plans not previously approved by our Board of Directors as of March 31, 2004:

                             EQUITY COMPENSATION PLAN INFORMATION
                             ------------------------------------

                                Number of securities
                                 to be issued upon        Weighted average
                              exercise of outstanding     exercise price of       Number of securities
                                 options, warrants       outstanding options,      remaining available
Plan category                        and rights          warrants and rights       for future issuance
----------------------------------------------------------------------------------------------------
                                        (a)                      (b)                       (c)
1998 Stock Option Plan              1,974,337                    $ 2.63                  3,025,663

Equity compensation plans
  not approved by security
  holders (1)                          45,000                    $ 1.33                          -
                                    ---------                                            ---------
Total                               2,019,337                                            3,025,663
                                    =========                                            =========


(1) Represents non-plan options to purchase an aggregate of 45,000 shares of our common stock issued to a member of our management.

Item 6.  Selected Financial Data.

   The following selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and notes thereto and other financial information included elsewhere in this prospectus. The consolidated statements of operations data set forth below for the fiscal years ended March 31, 2004, 2003, and 2002 and the consolidated balance sheet data as of March 31, 2004 and 2003 have been derived from our audited consolidated financial statements which are included elsewhere in this Form 10-K. The consolidated statements of operations data set forth below for the fiscal years ended March 31, 2001 and 2000 and the consolidated balance sheet data as of March 31, 2002, 2001 and 2000 have been derived from our audited consolidated financial statements which are not included in this Form 10-K.

                              STATEMENTS OF OPERATIONS

                                                      Year Ended March 31,
                              -------------------------------------------------------------------
                                  2004          2003          2002          2001         2000
                              -----------   -----------   -----------   -----------   -----------
Sales                         $93,994,233   $54,974,916   $32,025,931   $10,006,285   $14,667,146
Cost of sales                  55,824,406    31,517,639    18,894,493     6,367,604     8,496,316
Gross profit                   38,169,827    23,457,277    13,131,438     3,638,681     6,180,830
Operating expenses             28,958,433    19,974,270    12,383,498     6,277,779     7,766,385
Net income (loss)               5,813,604     3,257,565       825,413    (2,826,707)   (1,794,237)
Net income (loss) per
  common share:
       Basic                         0.30          0.19          0.05         (0.28)        (0.28)
       Diluted                       0.25          0.16          0.04         (0.28)        (0.28)
Weighted average number of
  common shares outstanding:
       Basic                   19,471,681    17,300,130    16,360,010     9,943,625     6,369,822
       Diluted                 23,689,866    20,749,515    19,739,493     9,943,625     6,369,822


BALANCE SHEET DATA

                                                    March 31,
                              -------------------------------------------------------------------
                                  2004          2003         2002           2001         2000
                              -----------   -----------   -----------   -----------   -----------

Working capital (deficit)     $11,338,004   $ 3,017,641   $   690,588   $(2,473,349)  $   398,218
Total assets                   18,480,808     9,025,796     4,654,236     4,504,757     6,326,435
Total liabilities               4,486,299     3,433,108     3,071,536     3,747,470     4,695,583
Shareholders' equity           13,994,509     5,592,688     1,582,700       757,287     1,630,852



See  Item  5.  Market  for  Registrant's Common  Equity,  Related
Stockholder Matters and Issuer Purchases of Equity Securities, for a discussion on the Company's dividend policy.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Executive Summary
-----------------

   PetMed Express was incorporated in the State of Florida in January 1996. The Company began selling pet medications and products in September 1996, and issued its first catalog in the fall of 1997. This catalog displayed approximately 1,200 items, including prescription and non-prescription pet medications, pet health and nutritional supplements and pet accessories. In fiscal 2001, the Company focused its product line to approximately 600 of the most popular pet medications for dogs and cats. The Company markets its products through national television, online and direct mail advertising campaigns, which directs the consumers to order by phone or on the Internet, and aim to increase recognition of the "1-800-PetMeds" brand name. We currently generate approximately 50% of all sales via the Internet.

   The Company's sales consist of products sold primarily to retail consumers and minimally to wholesale customers. Typically, the Company's customers pay by credit card or check at the time the order is shipped. The Company usually receives cash settlement in one to three banking days for sales paid for by credit cards, which minimizes the accounts receivable balances relative to the Company's sales. For the fiscal year ended March 31, 2004 and 2003, the Company's sales returns average was approximately 1.4 % and 1.6% of sales, and the average purchase was approximately $73 and $71 per order, respectively.

   The following should be read in conjunction with the Company's
Consolidated Financial Statements and the related notes thereto included elsewhere herein.

Results of Operations
---------------------

   The following table sets forth, as a percentage of sales, certain items appearing in the Company's statements of income:

                                 Fiscal Year Ended March 31,
                                 2004       2003        2002
                                -----      -----       -----
Sales                           100.0 %    100.0 %     100.0 %
Cost of sales                    59.4       57.3        59.0
                                -----      -----       -----
Gross profit                     40.6       42.7        41.0
                                -----      -----       -----

Operating expenses:
  General and administrative     11.4       14.5        19.0
  Advertising                    18.8       21.2        17.9
  Severance charges                -          -          0.6
  Depreciation and amortization   0.6        0.7         1.2
                                -----      -----       -----
Total operating expenses         30.8       36.4        38.7
                                -----      -----       -----

Income from operations            9.8        6.3         2.3
                                -----      -----       -----

Other income (expense):
  Adjustment of estimate for
    legal settlement               -          -          1.1
  Gain (loss) on disposal of
    property and equipment         -         0.1        (1.0)
  Interest expense                 -        (0.1)       (0.1)
  Interest income                  -          -          0.1
  Other, net                       -          -          0.2
                                -----      -----       -----
Total other income (expense)       -          -          0.3
                                -----      -----       -----

Income before provision for
  income taxes                    9.8        6.3         2.6

Provision for income taxes        3.6        0.4          -
                                -----      -----       -----
Net income                        6.2 %      5.9 %       2.6 %
                                =====      =====       =====

Fiscal 2004 Compared to Fiscal 2003
-----------------------------------

Sales
-----

   Sales increased $39,019,000, or 71.0%, to $93,994,000 for  the year ended March 31, 2004, from $54,975,000 for the year ended March 31, 2003. The increase in sales can be primarily attributed to increased retail reorders and the positive effects generated from our advertising campaign. Additionally, the Company's free shipping promotion, which was initiated in March 2003, had a positive impact on sales.

    The Company has committed certain amounts specifically designated towards television and direct mail advertising to stimulate sales, create brand awareness, and acquire new customers. Retail new order sales have increased by approximately $13,201,000, or 45.7%, to approximately $42,116,000 for the fiscal year ended March 31, 2004, from approximately $28,915,000 for the fiscal year ended March 31, 2003. Retail reorder sales have increased by approximately $25,607,000, or 99.1%, to approximately $51,434,000 for the fiscal year ended
March 31, 2004, from approximately $25,827,000 for the fiscal year ended March 31, 2003. Wholesale sales have increased by approximately $211,000, or 91.5%, to approximately $444,000 for the fiscal year ended March 31, 2004, from approximately $233,000 for the fiscal year ended March 31, 2003. The Company acquired approximately 572,000 new customers for the year ended March 31, 2004, compared to 414,000 new customers for the same period in the prior year.

   The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm and flea and tick medications. Industry seasonality trends, according to Fountain Agricounsel LLC, Management Consultants to Agribusiness, are divided into percentage of industry sales by quarter. For the quarters ended March 31, June 30, September 30, and December 31 industry sales are 19%, 37%, 28%, and 16%, respectively. The Company cannot accurately predict future sales, however, based on current circumstances the Company does not expect a significant variance compared to the industry trends in the first quarter of fiscal 2005.

Cost of sales
-------------

    Cost of sales increased by $24,306,000, or 77.1%, to $55,824,000 for the fiscal year ended March 31, 2004, from
$31,518,000 for the fiscal year ended March 31, 2003. The increase in cost of sales is directly related to the increase in retail sales in fiscal 2004 as compared to 2003. As a percent of sales, the cost of sales was 59.4% in fiscal 2004, as compared to 57.3% in fiscal 2003. This percentage increase can be directly attributed to the Company's free shipping promotion, with a portion offset by increases in our product pricing.

Gross profit
------------

  Gross profit increased by $14,713,000, or 62.7%, to $38,170,000 for the fiscal year ended March 31, 2004 from $23,457,000 for the fiscal year ended March 31, 2003. Gross profit as a percentage of sales for fiscal 2004 and 2003 was 40.6% and 42.7%, respectively. This percentage decrease can be directly attributed to the Company's free shipping promotion, with a portion offset by increases in our product pricing.

General and administrative expenses
-----------------------------------

   General and administrative expense increased by $2,797,000, or 35.2%, to $10,754,000 for the fiscal year ended March 31, 2004 from $7,957,000 for the fiscal year ended March 31, 2003. However, general and administrative expense as a percentage of sales was 11.4% and 14.5% for the fiscal years ended March 31, 2004 and 2003, respectively. The increase in general and administrative expense for the year ended March 31, 2004 was primarily due to the following: a $1,265,000 increase to payroll expenses which can be attributed to the addition of new employees in the customer service and pharmacy departments, which enabled the company to sustain its continued growth; a $792,000 increase to bank service and credit card fees which can be directly attributed to increased sales in fiscal 2004; a $357,000 increase to professional fees, of which $107,000 related to NASDAQ listing fees; a $151,000 increase to telephone expenses which is directly attributed to increased sales in fiscal 2004; a $148,000 increase in insurance expenses, which related to additional premium paid for property insurance on our increased inventory and directors and officer insurance; and a $84,000 increase in other expenses which includes mainly property, and other related office expenses.

Advertising expenses
--------------------

   Advertising expenses increased by approximately $6,004,000, or approximately 51.5%, to approximately $17,654,000 for the fiscal year ended March 31, 2004 from approximately $11,650,000 for the fiscal year ended March 31, 2003. The increase in advertising expense for the fiscal year ended March 31, 2004 was due to the Company's plan to commit certain amounts specifically designated towards television and direct mail advertising to stimulate sales, create brand awareness, and acquire new customers. As a percent of sales, advertising expense was 18.8% in fiscal 2004, as compared to 21.2% in fiscal 2003. The Company expects advertising as a percent of sales to range approximately from 18.0% to 22.0% in fiscal 2005. However that advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.

Depreciation and amortization
-----------------------------

    Depreciation and amortization increased by approximately $182,000, or 49.7%, to approximately $550,000 for the fiscal year ended March 31, 2004 from approximately $368,000 for the fiscal year ended March 31, 2003. The increase to depreciation and amortization expense for fiscal 2004 can be attributed to increased property and equipment additions mainly related to the Company's warehouse expansion.

Gain or loss on disposal of property and equipment
--------------------------------------------------

   In fiscal 2003, the Company recorded a gain on disposal of computer equipment of $15,000. The fully depreciated computer equipment was sold to an unrelated third party and the Company received gross proceeds of $15,000. There was no related gain or loss on disposal of property and equipment in fiscal 2004.

Interest Expense
----------------

   Interest expense decreased by approximately $16,000, or 52.6%, to approximately $15,000 for the fiscal year ended March 31, 2004 from approximately $31,000 for the fiscal year ended March 31, 2003. The $15,000 decrease can be attributed to a reduction of the utilization of the Company's $5,000,000 line of credit. Interest expense may increase in future quarters, due to the Company utilizing its $5,000,000 line of credit to increase inventory levels.

Provision for income taxes
--------------------------

   The  Company  had  incurred significant net losses  since  its inception in 1996, through the quarter ended June 30, 2001. These losses have resulted in net operating loss carryforwards, which have been used by the Company to offset its tax liabilities. For the fiscal year ended March 31, 2002, the Company recorded a full valuation allowance against the deferred income tax assets, created by net operating losses, since future utilization of these assets was subject to the Company's ability to generate taxable income. For the fiscal year ended March 31, 2003, the Company recognized a deferred income tax asset of approximately $581,000, due to the fact that the Company had demonstrated the ability to generate taxable income. The use of future net operating loss carryforwards is limited to approximately $266,000 annually; due to the November 22, 2000 change of control. There are no guarantees that the Company will be able to utilize all future net operating loss carryforwards, unless the Company generates taxable income. For the fiscal years ended March 31, 2004 and 2003, the Company recorded an income tax provision for approximately $3,400,000 and $223,000, respectively. The effective tax rate for fiscal 2004 was 36.9% compared to 6.4% for fiscal 2003. This difference is primarily due to the utilization of prior net operating losses, which offset taxable income for the period, and the recognition of the deferred tax asset in fiscal 2003. Upon recognition of the
$581,000 deferred income tax asset, the Company reduced its income tax provision by the same amount. This income tax provision reduction was a tax benefit, which increased net income.

Net income
----------

   Net income increased by approximately $2,556,000, or 78.5%, to $5,814,000 net income for the fiscal year ended March 31, 2004 from $3,258,000 net income for the fiscal year ended March 31, 2003. The significant increase was mainly attributable to the Company's sales growth and profitable operations.

Fiscal 2003 Compared to Fiscal 2002
-----------------------------------

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

Gross profit
------------

   Gross profit increased by approximately $10,326,000, or 78.6%, to approximately $23,457,000 for the fiscal year ended March 31, 2003 from approximately $13,131,000 for the fiscal year ended March 31, 2002. Gross profit as a percentage of sales for fiscal 2003 and 2002 was 42.7% and 41.0%, respectively, reflecting the positive impact of purchasing medications in larger quantities, receiving purchasing discounts. In February 2003, the Company initiated a free shipping program on all orders exceeding $40 in total. The Company expects increased sales from this free shipping promotion; however, this promotion will reduce the Company's gross profit percentage in the first quarter of fiscal 2004.

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

Provision for income taxes
--------------------------

   The  Company  had  incurred significant net losses  since  its inception in 1996, through the quarter ended June 30, 2001. These losses have resulted in net operating loss carryforwards, which have been used by the Company to offset its tax liabilities. For the fiscal year ended March 31, 2002, the Company recorded a full valuation allowance against the deferred income tax assets, created by net operating losses, since future utilization of these assets was subject to the Company's ability to generate taxable income. For the fiscal year ended March 31, 2003, the Company recognized a deferred income tax asset of approximately $581,000, due to the fact that the Company had demonstrated the ability to generate taxable income. There are no guarantees that the Company will be able to utilize all future net operating loss carryforwards, unless the Company generates taxable income. For the fiscal years ended March 31, 2003 and 2002, the Company recorded an income tax provision for approximately $223,000 and $0, respectively. There was no income tax provision for fiscal 2002, due to the utilization of prior net operating losses which offset taxable income for the period. The effective tax rate for fiscal 2003 of 6.4% is lower than the federal tax rate of 34%; this is primarily due to the recognition of the deferred tax asset. Upon recognition of the $581,000 deferred income tax asset, the Company reduced its income tax provision by the same amount. This income tax provision reduction was a tax benefit, which increased net income.

Net income
----------

  Net income increased by approximately $2,433,000, or 294.7%, to $3,258,000 net income for the fiscal year ended March 31, 2003 from $825,000 net income for the fiscal year ended March 31, 2002. The significant increase was mainly attributable to the Company's profitable operations and the recognition of a deferred tax asset of $581,000.


Liquidity and Capital Resources

       The Company's working capital at March 31, 2004 was $11,338,000, as compared to the $3,018,000 at March 31, 2003, an increase of approximately $8,320,000. The increase in working capital was primarily attributable to cash flow generated from operations and the exercise of stock options. Net cash provided by operating activities was $1,106,000 and $970,000 for the years ended March 31, 2004 and 2003, respectively. Net cash used in investing activities was $742,000 and $1,095,000 for the years ended March 31, 2004 and 2003, respectively. This $353,000 decrease relates directly to the intangible asset acquisition in fiscal 2003. Net cash provided by financing activities was $1,931,000 and $371,000 for the years ended March 31, 2004 and 2003. This $1,560,000 increase relates directly to proceeds received upon the exercise of stock options and warrants offset by repayment of the line of credit in fiscal 2003.

   Since its inception, the Company has primarily funded its growth through the private placement of securities. In April 1998, the Company raised an additional $888,000 of net proceeds from the private placement of 250,000 shares of Convertible Preferred Stock. In February 1999, the Company raised approximately $819,000 of net proceeds from the sale of 330,333 shares of common stock. In November 2000 the Company raised $2,000,000 from the private placement of 10,000,000 shares of equity securities. The Company had financed certain equipment acquisitions with capital leases, as of March 31, 2004 and 2003 the Company had no outstanding lease commitments.

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

  On March 12, 2002, the Company entered into a $205,000, three year term loan agreement with a bank, with interest accruing at the lending institution's base rate plus 1% (5.0% and 5.25% at May 31, 2004 and 2003). The loan proceeds were used to purchase a $250,000 computer server. The aggregate loan maturities are $68,000 per year for three years. The line of credit and the term loan are secured by substantially all of the Company's assets.

   On July 22, 2002, the Company executed an agreement which increased the line of credit from $150,000 to $1,000,000. On March 18, 2003, the Company increased the line of credit agreement from $1,000,000 to $2,000,000, effective through July 22, 2004. On August 28, 2003, the Company signed an amendment to their existing line of credit agreement, which extended the line of credit from $2,000,000 up to $5,000,000. The Company's $5,000,000 line of credit is effective through August 28, 2004, and the interest rate is at the published thirty day London Interbank Offered Rates ("LIBOR") plus 2.40% (3.50% and 3.92% at March 31, 2004 and 2003, respectively), and contains various financial and operating covenants. At March 31, 2004 and 2003, there was no balance outstanding under the line of credit agreement.

  Presently, the Company has approximately $350,000 planned for capital expenditure commitments to further the Company's growth during fiscal 2005, which will be funded through cash from operations. The Company's sources of working capital include the line of credit, cash from operations, and the exercise of stock options and warrants. The Company presently has no need for other alternative sources of working capital. The Company may seek to raise additional capital through the sale of equity securities. No assurances can be given that the Company will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to the Company. At this time, the Company has no commitments or plans to obtain additional capital. Further, there can be no assurances that even if such additional capital is obtained that the Company will sustain profitability or positive cash flow.


Recent Accounting Pronouncements

  The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company's consolidated financial position, results of operations or cash flows.


Item  7A.  Quantitative and Qualitative Disclosures About Market
           Risk.

  Market  risk  generally represents the  risk  that  losses  may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, line of credit, and debt obligations. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. We estimate that the fair value of all of our debt obligations approximate $68,000 as of March 31, 2004.

  We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risk. Our exposure to market risk for changes in interest rates relates primarily to our obligations under our line of credit. As of June 11, 2004, there was no outstanding balance under the line of credit agreement. A ten percent increase in short-term interest rates on the variable rate debts outstanding as of June 11, 2004 would not have a material impact on our annual interest expense, assuming the amount of debt outstanding remains constant.

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

Item 8.   Financial Statements and Supplementary Data.

   The financial statements of the Company and the related notes are set forth at pages F-1 through F-17, herein.

Item  9.  Changes In and Disagreements With Accountants on
          Accounting and Financial Disclosure.

   Not applicable.


Item 9A.  Controls and Procedures.

  The Company's management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended) as of the year ended March 31, 2004, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls over financial reporting during the period covered by this report.


                           PART III

Item 10.  Directors and Executive Officers of the Registrant.

   The information required by this item is included in our definitive proxy statement for our 2004 annual meeting of stockholders to be held on August 6, 2004, and is incorporated herein by reference.

Item 11.  Executive Compensation.

   The information required by this item is included in our definitive proxy statement for our 2004 annual meeting of stockholders to be held on August 6, 2004, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters.

   The information required by this item (other than information required by Item 201(d) of Regulation S-K with respect to equity compensation plans, which is set forth under Item 5 of this Annual Report on Form 10-K) is included in our definitive proxy statement for our 2004 annual meeting of stockholders to be held on August 6, 2004, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

   The information required by this item is included in our definitive proxy statement for our 2004 annual meeting of stockholders to be held on August 6, 2004, and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

   The information required by this item is included in our definitive proxy statement for our 2004 annual meeting of stockholders to be held on August 6, 2004, and is incorporated herein by reference.

                              PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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

  (10) Material Contracts. (*Management contract or compensatory plan or arrangement.)

  10.1 Second Amended and Restated Employment Agreement with Marc A. Puleo (incorporated by reference to Exhibit
        10.1 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000, Commission File No.
        000-28827).*

  10.2  1998 Stock Option Plan (1)*

  10.3  Line of Credit Agreement with SouthTrust Bank, N.A. (1)

  10.4 Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 10 of the Registrant's Form 8-K on March 16, 2001, Commission File No. 000-28827).*

  10.5 Agreement for the Sale and Leaseback of the Land and Building (incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K on June 14, 2001, Commission
        File No. 000-28827).

  10.6  Line of Credit Renewal Agreement with SouthTrust Bank,
        N.A.(1).

  10.7  Loan Agreement with SouthTrust Bank, N.A. (1).

  10.8  Second Line of Credit ($1,000,000) Agreement with
        SouthTrust Bank, N.A. (1).

  10.9  Third Line of Credit ($2,000,000) Agreement with
        SouthTrust Bank, N.A. (1).

  10.10 Amendment to Third Line of Credit ($5,000,000)
        Agreement with SouthTrust Bank, N.A. (incorporated by reference to Exhibit 10.10 of the Registrant's Form 10-Q on November 7, 2003, Commission File No. 000-28827).

  10.11 Amendment Number 1 to Executive Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K on March 16,
        2004, Commission File No. 000-28827).*

  (14)  Corporate Code of Ethics

  14.1 Corporate Code of Ethics (incorporated by reference in our definitive proxy statement for our 2004 annual meeting of stockholders to be held on August 6, 2004).

  (21)  Subsidiaries of Registrant.

  21.1  Subsidiaries of Registrant (filed herewith).

  (31)  Certifications.

  31.1  Certification of Principal Executive Officer Pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant's Report on Form 10-K for the year ended March 31, 2004, Commission File No. 000-28827).

  31.2  Certification of Principal Financial Officer Pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant's Report on Form 10-K for the year ended March 31, 2004, Commission File No. 000-28827).

  (32)  Certifications.

  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant's Report on Form 10-K for the year ended March
        31, 2004, Commission File No. 000-28827).

(1) Incorporated by reference to the Registration Statement on Form 10-SB, File No. 000-28827, as amended, as filed with the Securities and Exchange Commission.

(b)  Reports on Form 8-K.

  1)   On January 21, 2004 the Company filed a report under Items
       7 and 9 disclosing the Company's acceptance on the NASDAQ
       National Market.

  2)   On January 26, 2004 the Company filed a report under Items
       7 and 9 disclosing a press release reporting its financial results for the quarter ended December 31, 2003.

  3)   On February 9, 2004 the Company filed a report under Items
       7 and 9 disclosing its conference call transcript for the quarter ended December 31, 2003.

  4)   On March 16, 2004 the Company filed a report under Items
       5 disclosing the amendment to the CEO's executive employment agreement.

  5) On March 16, 2004 the Company filed a report under Items 5 disclosing the exercise of Tricon Holdings LLC warrants.

SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 11, 2004              PETMED EXPRESS, INC.
                                  (the "Registrant")

                             By: /s/ Menderes Akdag
                                ---------------------------------
                                Menderes Akdag
                                Chief Executive Officer
                                (principal executive officer)

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on June 11, 2004.

   SIGNATURE                               TITLE

/s/ Menderes Akdag                 Chief Executive Officer
---------------------------        (principal executive officer)
Menderes Akdag                     Officer and Director


/s/ Marc Puleo, M.D.               Chairman of the Board and
---------------------------        President
Marc Puleo, M.D.                   Officer and Director


/s/ Bruce S. Rosenbloom            Chief Financial Officer and
---------------------------        Treasurer
Bruce S. Rosenbloom                (principal financial and accounting
                                   officer)
                                   Officer


/s/ Robert C. Schweitzer           Director
---------------------------
Robert C. Schweitzer


/s/ Ronald J. Korn                 Director
---------------------------
Ronald J. Korn


/s/ Gian Fulgoni                   Director
---------------------------
Gian Fulgoni


/s/ Frank J. Formica               Director
---------------------------
Frank J. Formica

====================================================================




                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


                     _______________________



                      PETMED EXPRESS, INC.


                     _______________________



                     Form 10-K ANNUAL REPORT


                   FOR THE FISCAL YEAR ENDED:

                         MARCH 31, 2004



                     _______________________


                CONSOLIDATED FINANCIAL STATEMENTS

                     _______________________





====================================================================

              PETMED EXPRESS, INC AND SUBSIDIARIES

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                              Page
                                                              ----


Report of Independent Registered Public Accounting Firm...... F-2

Consolidated Balance Sheets as of March 31, 2004 and
  March 31, 2003............................................. F-3

Consolidated Statements of Income for each of the three
  years in the period ended March 31, 2004................... F-4

Consolidated Statements of Changes in Shareholders'
  Equity for each of the three years in the period ended
  March 31, 2004............................................. F-5

Consolidated Statements of Cash Flows for each of the
   three years in the period ended March 31, 2004............ F-6

Notes to Consolidated Financial Statements................... F-7 - F-17

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
PetMed Express, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of PetMed Express, Inc. and Subsidiaries (the "Company") as of March 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended March 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PetMed Express, Inc. and Subsidiaries as of March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004, in conformity with U.S. generally accepted accounting principles.





April 30, 2004                    /s/ Goldstein Golub Kessler LLP
New York, New York                -------------------------------
                                  Goldstein Golub Kessler LLP

              PETMED EXPRESS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                                                 March 31,
                                                           2004            2003
                                                      -------------   ------------
ASSETS

Current assets:
   Cash and cash equivalents                          $   3,278,926   $    984,169
   Accounts receivable, less allowance for doubtful
      accounts of $22,987 and $16,644, respectively       1,133,301        651,883
   Inventories - finished goods                          11,179,858      4,268,146
   Prepaid expenses and other current assets                232,218        478,108
                                                       ------------    -----------
          Total current assets                           15,824,303      6,382,306

   Property and equipment, net                            1,688,327      1,496,979
   Deferred income taxes                                    581,356        581,356
   Intangible asset                                         365,000        365,000
   Other assets                                              21,822        200,155
                                                       ------------    -----------
Total assets                                          $  18,480,808   $  9,025,796
                                                       ============    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                   $   3,273,062   $  2,570,459
   Income taxes payable                                     422,445        170,752
   Accrued expenses and other current liabilities           722,350        555,012
   Current portion of loan obligation                        68,442         68,442
                                                       ------------    -----------
          Total current liabilities                       4,486,299      3,364,665

Loan obligation, less current portion                          -            68,443
                                                       ------------    -----------
Total liabilities                                         4,486,299      3,433,108
                                                       ------------    -----------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.001 par value, 5,000,000
     shares authorized; 2,500 convertible shares
     issued and outstanding with a liquidation
     preference of $4 per share                               8,898          8,898
   Common stock, $.001 par value, 40,000,000
     shares authorized; 21,860,057 and 18,460,878
     shares issued and outstanding, respectively             21,860         18,461
   Additional paid-in capital                             9,864,025      7,279,207
   Retained earnings (accumulated deficit)                4,099,726     (1,713,878)
                                                       ------------    -----------
          Total shareholders' equity                     13,994,509      5,592,688
                                                       ------------    -----------
Total liabilities and shareholders' equity            $  18,480,808   $  9,025,796
                                                       ============    ===========



See accompanying notes to consolidated financial statements

                PETMED EXPRESS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME


                                                      Year Ended March 31,
                                                2004          2003          2002
                                          -------------  ------------  ------------
Sales                                     $  93,994,233  $ 54,974,916  $ 32,025,931
Cost of sales                                55,824,406    31,517,639    18,894,493
                                           ------------   -----------   -----------
Gross profit                                 38,169,827    23,457,277    13,131,438
                                           ------------   -----------   -----------

Operating expenses:
      General and administrative             10,754,427     7,956,786     6,094,493
      Advertising                            17,653,614    11,649,811     5,717,242
      Severance charges                            -             -          195,000
      Depreciation and amortization             550,392       367,673       376,763
                                           ------------   -----------   -----------
 Total operating expenses                    28,958,433    19,974,270    12,383,498
                                           ------------   -----------   -----------

 Income from operations                       9,211,394     3,483,007       747,940
                                           ------------   -----------   -----------

 Other income (expense):
      Adjustment of estimate for legal
        settlement                                 -             -          345,000
      Gain (loss) on disposal of property
        and equipment                              -           15,000      (314,332)
      Interest expense                          (14,546)      (30,658)      (48,835)
      Interest income                             9,739         6,973        18,582
      Other, net                                  6,938         6,084        77,058
                                           ------------   -----------   -----------
 Total other income (expense)                     2,131        (2,601)       77,473
                                           ------------   -----------   -----------

 Income before provision for income taxes     9,213,525     3,480,406       825,413

 Provision for income taxes                   3,399,921       222,841          -
                                           ------------   -----------   -----------

 Net income                               $   5,813,604  $  3,257,565  $    825,413
                                           ============   ===========   ===========

 Net income per common share:
       Basic                              $        0.30  $       0.19  $       0.05
                                           ============   ===========   ===========
       Diluted                            $        0.25  $       0.16  $       0.04
                                           ============   ===========   ===========

 Weighted average number of common
   shares outstanding:
       Basic                                 19,471,681    17,300,130    16,360,010
                                           ============   ===========   ===========
       Diluted                               23,689,866    20,749,515    19,739,493
                                           ============   ===========   ===========





See accompanying notes to consolidated financial statements

                  PETMED EXPRESS, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

     Fiscal years ended March 31, 2002, March 31, 2003 and March 31, 2004


                                                                                             Retained
                                    Convertible              Common            Additional    Earnings
                                  Preferred Stock             Stock              Paid-In   (Accumulated
                               Shares        Amounts   Shares        Amounts     Capital     Deficit)        Total
                               ---------------------   ---------------------   ----------  ------------   ----------

Balance, March 31, 2001         2,500       $ 8,898    16,360,010   $ 16,360  $ 6,528,885  $ (5,796,856) $   757,287

   Net income                    -             -             -          -            -          825,413      825,413
                               ------        ------    ----------    -------   ----------   -----------   ----------
Balance, March 31, 2002         2,500         8,898    16,360,010   $ 16,360    6,528,885    (4,971,443)   1,582,700

   Issuance of common
     stock from exercise of
     stock options               -             -        1,018,833      1,019      304,360          -         305,379
   Issuance of common
     stock from exercise of
     warrants                    -             -        1,082,035      1,082      274,375          -         275,457
   Tax benefit related to
     stock options exercised     -             -             -          -         171,587          -         171,587
   Net income                    -             -             -          -            -        3,257,565    3,257,565
                               ------        ------    ----------    -------   ----------   -----------   ----------
Balance, March 31, 2003         2,500       $ 8,898    18,460,878   $ 18,461  $ 7,279,207  $ (1,713,878) $ 5,592,688

   Issuance of common
     stock from exercise of
     stock options               -             -        1,179,596      1,179    1,285,366          -       1,286,545
   Issuance of common
     stock from exercise of
     warrants                    -             -        2,219,583      2,220      710,580          -         712,800
   Tax benefit related to
     stock options exercised     -             -             -          -         588,872          -         588,872
   Net income                    -             -             -          -            -        5,813,604    5,813,604
                               ------        ------    ----------    -------   ----------   -----------   ----------
Balance, March 31, 2004         2,500       $ 8,898    21,860,057   $ 21,860  $ 9,864,025  $  4,099,726  $13,994,509
                               ======        ======    ==========    =======   ==========   ===========   ==========




See accompanying notes to consolidated financial statements

              PETMED EXPRESS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                      Year Ended March 31,
                                                2004          2003          2002
                                          -------------  ------------  ------------
Cash flows from operating activities:
  Net income                              $   5,813,604  $  3,257,565  $    825,413
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Depreciation and amortization             550,392       367,673       376,763
      Tax benefit related to stock
        options exercised                       588,872       171,587          -
      (Gain) loss on disposal of property
        and equipment                              -          (15,000)      314,332
      Deferred income taxes                        -         (581,356)         -
      Amortization of deferred membership
        fee revenue                                -             -         (140,048)
      Bad debt expense                            7,432        15,027         6,862
      (Increase) decrease in operating
        assets and liabilities:
           Accounts receivable                 (488,850)     (375,397)     (135,907)
           Inventories                       (6,911,712)   (1,961,526)   (1,675,226)
           Prepaid expenses and other
             current assets                     245,890      (329,500)     (126,494)
           Other assets                         178,333      (150,000)      (42,500)
           Accounts payable                     702,603       696,535     1,508,542
           Income taxes payable                 251,693       170,752          -
           Accrued expenses and other
             current liabilities                167,338      (296,059)     (435,713)
                                           ------------    ----------    ----------
Net cash provided by operating activities     1,105,595       970,301       476,024
                                           ------------    ----------    ----------

Cash flows from investing activities:
  Purchases of property and equipment          (741,740)     (744,596)     (555,645)
  Purchases of intangible asset                    -         (365,000)         -
  Net proceeds from the sale of property
    and equipment                                  -           15,000     2,016,921
                                           ------------    ----------    ----------
Net cash (used in) provided by investing
  activities                                   (741,740)   (1,094,596)    1,461,276
                                           ------------    ----------    ----------

Cash flows from financing activities:
  Proceeds from the exercise of stock
    options and warrants                      1,999,345       580,836          -
  Payments on the line of credit                   -         (141,214)         -
  (Payments) borrowings on loan obligation      (68,443)      (68,442)      205,327
  Payments on capital lease obligation             -             -         (247,209)
  Payments on mortgage payable                     -             -       (1,566,833)
                                           ------------    ----------    ----------
Net cash provided by (used in) financing
  activities                                  1,930,902       371,180    (1,608,715)
                                           ------------    ----------    ----------

Net increase in cash and cash equivalents     2,294,757       246,885       328,585
Cash and cash equivalents, at beginning
  of year                                       984,169       737,284       408,699
                                           ------------    ----------    ----------
Cash and cash equivalents, at end of year $   3,278,926   $   984,169   $   737,284
                                           ============    ==========    ==========
Supplemental disclosure of cash flow
  information:

  Cash paid for interest                  $     14,302    $    30,675   $    29,150
                                           ============    ==========    ==========
  Cash paid for income taxes              $  2,513,214    $   508,000   $      -
                                           ============    ==========    ==========




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

     The Company markets its products through national television, online and direct mail advertising campaigns, which aim to increase the recognition of the "1-800-PetMeds" brand name, increase traffic on its website at www.1800PetMeds.com , acquire new customers, and maximize repeat purchases. The majority of all of the Company's sales are to residents in the United States. The Company's executive offices are located in Pompano Beach, Florida.

     The Company's fiscal year end is March 31. References herein to fiscal 2004, 2003, or 2002 refer to the Company's fiscal years ended March 31, 2004, 2003 and 2002, respectively.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its two wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

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

     The majority of the Company's sales are paid by credit cards and the Company usually receives the cash settlement in one to three banking days. Credit card sales minimize the accounts receivable balances relative to sales. The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers' inability to make required payments, arising from either credit card charge-backs or insufficient fund checks. The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends. At March 31, 2004 and 2003 the allowance for doubtful accounts was approximately $23,000 and $17,000, respectively.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2004 and 2003, consist of the Company's cash accounts, overnight repurchase agreements, and short-term investments with a maturity of three months or less. The carrying amount of cash equivalents approximates fair value. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

     Inventories

     Inventories consist of prescription and non-prescription pet medications that are available for sale and are priced at the lower of cost or market value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. At March 31, 2004 and 2003 the inventory reserve was approximately $228,000 and $87,000, respectively.

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

     Advertising

     The Company's advertising expense consists primarily of television advertising, internet marketing, print advertising, catalog and postcard production, and mailing costs. Television costs are expensed as the ads are televised and catalog and postcard costs are expensed when the related catalog and postcards are produced, distributed or superseded.

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

Year Ended March 31,                  2004          2003          2002
--------------------              -----------   -----------   ------------

Reported net income:              $ 5,813,604   $ 3,257,565   $   825,413

Deduct: total stock-based
employee compensation expense
determined under fair-value
based method for all awards,
net of related tax effects            289,907       285,258       129,465
                                   ----------    ----------    ----------

Proforma net income:              $ 5,523,697   $ 2,972,307   $   695,948
                                   ==========    ==========    ==========
Reported basic net income
per share:                        $      0.30   $      0.19   $      0.05
                                   ==========    ==========    ==========

Proforma basic net income
per share:                        $      0.28   $      0.17   $      0.04
                                   ==========    ==========    ==========

Reported diluted net income
per share:                        $      0.25   $      0.16   $      0.04
                                   ==========    ==========    ==========

Proforma diluted net income
per share:                        $      0.23   $      0.14   $      0.04
                                   ==========    ==========    ==========

     The per share weighted-average fair value of stock options granted during fiscal 2004, 2003, and 2002 was $4.13, $1.28, and $.70, respectively, on the date of grant using the Black Scholes option-pricing model, as prescribed by SFAS No. 123, with the following weighted-average assumptions: no dividend yield; risk-free interest rates ranging from 4 to 6 percent; expected lives of 3-5 years, and expected volatility of 68 percent, 62 percent, and 60 percent, respectively.

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

 (2) Property and Equipment

     Major classifications of property and equipment consist of the following:

                                                           March 31,
                                                       2004          2003
                                                   -----------   -----------
 Leasehold improvements                                379,259       289,901
 Computer software                                     390,787       327,197
 Furniture, fixtures and equipment                   2,195,277     1,606,484
 Equipment and software under capital lease            113,398       113,398
                                                   -----------   -----------
                                                     3,078,721     2,336,980
 Less: accumulated depreciation and amortization    (1,390,394)     (840,001)
                                                   -----------   -----------
           Property and equipment, net             $ 1,688,327   $ 1,496,979
                                                   ===========   ===========


     Amortization expense for equipment and software under capital leases was approximately $35,000, $24,000, and $93,000, as of March 31, 2004, 2003, and 2002, respectively.

(3)  Accrued Expenses

     Major classifications of accrued expenses consist of the following:

                                       March 31,
                                  2004          2003
                                --------      --------
 Accrued salaries                290,722       237,165
 Accrued legal expenses          88,000        78,000
 Other accrued liabilities       343,628       239,847
                                --------      --------
           Accrued expenses    $ 722,350     $ 555,012
                                ========      ========

(4)  Line of Credit Agreement and Loan Obligations

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

     On July 22, 2002, the Company executed an agreement which increased the line of credit from $150,000 to $1,000,000. On March 18, 2003, the Company increased the line of credit agreement from $1,000,000 to $2,000,000, effective through July 22, 2004. On August 28, 2003, the Company signed an amendment to their existing line of credit agreement, which extended the line of credit from $2,000,000 up to $5,000,000. The Company's $5,000,000 line of credit is effective through August 28, 2004, and the interest rate is at the published thirty day London Interbank Offered Rates ("LIBOR") plus 2.40% (3.50% and 3.92% at March 31, 2004 and
     2003, respectively), and contains various financial and operating covenants. At March 31, 2004 and 2003, there was no balance outstanding under the line of credit agreement.

     On March 12, 2002, the Company entered into a $205,000, three year term loan agreement with a bank, with interest accruing at the lending institution's base rate plus 1% (5.00% and 5.25% at March 31, 2004 and 2003, respectively). The loan proceeds were used to purchase a $250,000 computer server. The aggregate loan maturities are approximately $68,000 per year for three years.

     The line of credit and the term loan are secured by substantially all of the Company's assets.

(5)  Shareholders' Equity

     On November 22, 2000, Tricon Holdings, LLC, a Florida limited liability corporation ("Tricon") a related party (see Note 8), acquired 10,000,000 shares of the Company's authorized and unissued shares of common stock and warrants to purchase 3,000,000 shares of the Company's authorized and unissued shares of common stock. The warrants are exercisable at $.33 per share and expire on November 22, 2005. Tricon acquired the Company's shares and warrants in exchange for $2,000,000, which was paid in fiscal year 2001.

     On May 31, 2001, the Company's Board of Directors adopted an amendment to the Corporation's Articles of Incorporation to provide for the increase in the authorized amount of shares of common stock from 20,000,000 to 40,000,000 and adopt an amendment to the Company's 1998 Stock Option Plan (the "Plan") to increase the number of shares of common stock issuable under the Plan from 3,000,000 to 5,000,000 shares.

     Preferred Stock

     In April 1998, the Company issued 250,000 shares of its $.001 par value preferred stock at a price of $4.00 per share, less issuance costs of $112,187. Each share of the preferred stock is convertible into approximately 4.05 shares of common stock at the election of the shareholder. The preferred stock was recorded at $887,813, net of the value of the beneficial conversion feature of $771,525. The value of the beneficial conversion feature was computed as the difference between the closing market price of the Company's common stock ($1.75 per share) and the conversion price of the preferred stock ($.988 per share) on the date the preferred stock was sold. This amount was immediately recognized as a reduction to net income available to common stockholders. The shares have a liquidation value of $4.00 per share and may pay dividends at the sole discretion of the Company. The Company does not anticipate paying dividends to the preferred shareholders in the foreseeable future. Each share of preferred stock is entitled to one vote on all matters submitted to a vote of shareholders of the Company. As of March 31, 2004 and 2003, 2,500 shares of the convertible preferred stock remained unconverted and outstanding.

(6)  Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

                                                   March 31,
                                              2004          2003
                                           ---------     ---------
 Deferred tax assets:
    Bad debt and inventory reserves           94,507        39,041
    Deferred compensation (stock options)       -           59,814
    Accrued expenses                         141,246        58,033
    Net operating loss carryforward        1,339,699     1,439,932
                                           ---------     ---------

 Deferred tax assets                       1,575,452     1,596,820
 Less: valuation allowance                  (803,902)     (938,766)
                                           ---------     ---------

 Total deferred tax assets                   771,550       658,054

 Deferred tax liabilities:
    Depreciation                            (190,194)      (76,698)
                                           ---------     ---------
 Total net deferred taxes                 $  581,356    $  581,356
                                           =========     =========


     The change in the valuation allowance for the year ended March 31, 2004 and 2003 is approximately $135,000 and $1,266,000, respectively. At March 31, 2004, the Company had net operating loss carryforwards of approximately $3,560,000. The net operating loss carryforwards expire in the years 2013 through 2020. The use of such net operating loss carryforwards is limited to approximately $266,000 annually; due to the November 22, 2000 change of control.

     The components of the income tax provision consist of the following:

                                                   March 31,
                                              2004          2003
                                           ---------     ---------

Current taxes
     Federal                             $ 2,902,988    $  686,655
     State                                   496,933       117,542
                                           ---------     ---------
Total current taxes                      $ 3,399,921    $  804,197
                                           ---------     ---------

Deferred taxes
     Federal                             $        -     $ (496,385)
     State                                        -        (84,971)
                                           ---------     ---------
Total deferred taxes                     $        -     $ (581,356)
                                           ---------     ---------

Total provision for income taxes         $ 3,399,921    $  222,841
                                           =========     =========

     The reconciliation of income tax provision computed at the U.S. federal statutory tax rates to income tax expense is as follows:


                                                   Year Ended March 31,
                                            2004            2003          2002
                                         ---------       ---------    ---------
Income taxes at U.S. statutory rates   $ 3,132,599     $ 1,183,338   $  280,640
State income taxes, net of federal
  tax benefit                              334,451         126,339       29,962
Permanent differences                          992           1,512          877
Other                                       66,743         177,763            -
Change in valuation allowance             (134,864)     (1,266,111)           -
Utilization of net operating losses              -               -     (311,479)
                                         ---------       ---------    ---------
Total provision for income taxes       $ 3,399,921     $   222,841   $        -
                                         =========       =========    =========


(7)  Stock Options and Warrants

     Stock Options Granted to Employees

     The Company established the 1998 Stock Option Plan (the "Plan") effective July 31, 1998, which provides for the issuance of qualified options to officers and key employees, and nonqualified options to directors, consultants and other service providers. The Company has reserved 5,000,000 shares of common stock for issuance under the Plan. The exercise prices of options issued under the Plan must be equal to or greater than the market price of the Company's common stock as of the date of issuance. The Company had 2,019,337 and 2,743,600 options outstanding under the Plan at March 31, 2004 and 2003, respectively. Options issued prior to July 31, 1998 are not included in the Plan.

     A summary of the status of stock options and certain warrants issued by the Company, together with changes during the periods indicated, is presented in the following table:

                                                           Weighted-
                                                            average
                                            Options     exercise price
                                         ------------   --------------
Balance at March 31, 2001                   4,544,700     $     1.24
          Options Granted                     387,500           1.26
          Options Canceled                   (695,100)          2.81
                                          -----------      ---------

Balance at March 31, 2002                   4,237,100           0.98
          Options Granted                     910,432           0.75
          Options and Warrants Exercised   (1,800,868)          0.36
          Options Canceled                   (603,064)          1.45
                                          -----------      ---------

Balance at March 31, 2003                   2,743,600           1.06
          Options Granted                     455,500           7.94
          Options Exercised                (1,179,596)          1.09
          Options Canceled                       (167)          4.50
                                          -----------      ---------

Balance at March 31, 2004                   2,019,337     $     2.60
                                          ===========      =========

     The following table summarizes information for options currently outstanding and exercisable at March 31, 2004:


March 31, 2004         Options Outstanding                Options Exercisable
--------------    ------------------------------------  ----------------------
                               Weighted-     Weighted-               Weighted-
                                average      average                  average
    Exercise                   Remaining     Exercise                Exercise
  Price Range       Number       Life         Price       Numbr       Price
---------------   ------------------------------------  ----------------------
$ 0.32 - $ 0.86     479,170    4.18 years      $0.42      434,167      $0.37
  1.05 -   1.76     993,334    4.22 years       1.25      758,334       1.25
  1.90 -  10.64     546,833    4.04 years       6.97       31,333       2.47
---------------   ------------------------------------  ----------------------
$ 0.20 - $10.64   2,019,337    4.11 years      $2.60    1,223,834      $0.97
===============   ====================================  ======================


     At March 31, 2004 and 2003, the number of options exercisable was 1,223,834 and 2,076,964, respectively, and the weighted-average exercise price of those options was $0.97 and $1.09, respectively. Adjustments are made for options forfeited prior to vesting.

     Warrants

     On November 22, 2000, Tricon Holdings, LLC, a Florida limited liability corporation ("Tricon"), acquired 10,000,000 shares of the Company's authorized and unissued shares of common stock and warrants to purchase 3,000,000 shares of the Company's authorized and unissued shares of common stock. The warrants are exercisable at $.33 per share and expire on November 22, 2005, and were assigned a value of $601,260 using the Black Scholes option-pricing model, as prescribed by SFAS No. 123, with the following weighted-average assumptions: dividend yield 0.0 percent; risk-free interest rates of 6.00 percent; expected lives of 3-5 years, and expected volatility of 91 percent. In September 2002, Tricon exercised 300,000 warrants at the exercise price of $.33 per share, and the Company received proceeds of $99,000. In March 2004, Tricon exercised 2,160,000 warrants at the exercise price of $.33 per share, and the Company received proceeds of $712,800. At March 31, 2004 all but 540,000 of the 3,000,000 warrants issued on November 22, 2000 were exercised.

     In July 2003, J.W. Genesis exercised 59,583 warrants via a cashless exercise, forfeiting 15,417 shares. The Company did not receive proceeds upon exercise of these warrants.

(8)  Related Party Transactions

     Guven Kivilcim, a former member of Tricon Holdings, LLC and a former member of the Company's Board of Directors, has an interest in Intelligent Switching & Software LLC, and Numind Software Systems, Inc., which the Company conducted business with during the fiscal year ended March 31, 2003. Intelligent Switching & Software LLC provided the Company with long distance telecommunication services, and Numind Software Systems, Inc. provided the Company with Internet and website design and hosting services. The Company paid $0 and $154,000 to Intelligent Switching & Software LLC, and $0 and $45,000 to Numind Software Systems, Inc., for services during the fiscal years ended March 31, 2004 and 2003, respectively. The Company owed $0 and $5,000 to Intelligent Switching & Software LLC, and $0 and $14,000 to Numind Software Systems, Inc., which were included in the Company's accounts payable balance as of March 31, 2003.

(9)  Net Income Per Share

     In accordance with the provisions of SFAS No. 128, "Earnings Per Share," basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of potential stock option exercises, calculated using the treasury stock method. Outstanding stock options, warrants, and convertible preferred shares issued by the Company represent the only dilutive effect reflected in diluted weighted average shares outstanding. The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

                                                           Year Ended March 31,
                                                   2004          2003           2002
                                                -----------   -----------   -----------
Net income (numerator):

  Net income                                   $  5,813,604  $  3,257,565  $    825,413
                                                ===========   ===========   ===========
Shares (denominator)

  Weighted average number of common shares
    outstanding used in basic computation        19,471,681    17,300,130    16,360,010
  Common shares issuable upon exercise
    of stock options and warrants                 4,208,060     3,439,260     3,369,358
  Common shares issuable upon conversion
    of preferred shares                              10,125        10,125        10,125
                                                -----------   -----------   -----------
  Shares used in diluted computation             23,689,866    20,749,515    19,739,493
                                                ===========   ===========   ===========

Net income per common share:

  Basic                                        $       0.30  $       0.19  $       0.05
                                                ===========   ===========   ===========
  Diluted                                      $       0.25  $       0.16  $       0.04
                                                ===========   ===========   ===========


     At March 31, 2004, 2003 and 2002, 305,000, 124,600 and
     2,124,600 shares, respectively, of common stock options and warrants, with a weighted average exercise price of $10.16, $2.43 and $1.53, respectively, were excluded from the diluted net income per share computation as their exercise prices were greater than the average market price of the common shares for the period.

(10) Valuation and Qualifying Accounts

     Activity in the Company's valuation and qualifying accounts consists of the following:

                                                           Year Ended March 31,
                                                   2004          2003           2002
                                                -----------   -----------   -----------
Allowance for doubtful accounts:
   Balance at beginning of period              $     16,644  $      7,475  $      9,740
   Provision for doubtful accounts                    7,702        14,759          (319)
   Write-off of uncollectible accounts
     receivable                                      (1,359)       (5,590)       (1,946)
                                                -----------   -----------   -----------
   Balance at end of period                    $     22,987  $     16,644  $      7,475
                                                ===========   ===========   ===========

Valuation allowance for deferred tax assets:
   Balance at beginning of period              $    938,766  $  2,204,877  $  2,554,081
   (Deletions) / additions                         (134,864)   (1,266,111)     (349,204)
                                                -----------   -----------   -----------
   Balance at end of period                    $    803,902  $    938,766  $  2,204,877
                                                ===========   ===========   ===========

(11) Commitments and Contingencies

     Legal Matters

     Various complaints had been filed with the Florida Board of Pharmacy between November 2000 and March 2002. These complaints, the majority of which were filed by veterinarians who are in competition with the Company for the sale of pet prescription-required products, alleged violations of the Pharmacy Practice Act and regulations promulgated there under. The vast majority of the complaints alleged that the Company, through its pharmacists, improperly dispensed prescription-required veterinary medication based on prescriptions verified through the Company's discontinued alternate veterinarian program. The alternate veterinarian program used a veterinarian outside the State of Florida to verify certain prescriptions for pets outside the State of Florida. While the program was not used for pets residing in the State of Florida, the complaints had, for the most part, been filed with the Florida Board of Pharmacy. Other complaints alleged the dispensing of medication without a valid prescription, the sale of non-conforming products and that the Company's pharmacy was operating at the same location as another pharmacy, with which it had a contractual relationship. The Company contested all allegations and continued discussions in an attempt to reach a resolution of these matters.

     In February 2002, the Company voluntarily ceased the use of its alternate veterinarian program, and in March 2002 a business decision was made to enter into a settlement agreement with the Florida Board of Pharmacy, rather than to proceed with costly and lengthy litigation. In April 2002, the Florida Board of Pharmacy approved the settlement agreement. The Florida Board of Pharmacy did not reach any finding of fact or conclusion of law that the Company committed any wrongdoing or violated any rules or laws governing the practice of pharmacy. According to the settlement agreement, the Company's pharmacy license was placed on probation for a period of three years and the Company, the Company's pharmacists and contracted pharmacy and pharmacist, paid approximately $120,000 in fines and investigative costs in July 2002. Based on its demonstrated compliance with pharmacy rules and laws, effective March 11, 2004, PetMed Express was released from probation over one year early by the Florida Board of Pharmacy. The Company remains licensed with the State of Florida and continues to operate its principal business in Florida.

     The Company has settled with various other states' pharmacy boards in the past. There can be no assurances made that other states will not attempt to take similar actions against the Company in the future.

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

     On March 19, 2002, Novartis Animal Health U.S., Inc. ("Novartis") filed a complaint against the Company and two other defendants in U.S. District Court for the Southern District of Florida. Novartis purported to assert seven claims related to the Company's alleged sale of pet medications produced for a Novartis Australian sister company: Count I: Infringement of Registered Trademark Under
     Section 32 of the Lanham Act, 15 U.S.C.  1114; Count II:
     Infringement of Unregistered Trademarks Under Section 43(a) of the Lanham Act, 15 U.S.C. 1125(a); Count III: False Advertising Under Section 43(a) of the Lanham Act, 15 U.S.C.
      1125(a); Count IV: Misleading Advertising Under Florida Statutory Law; Count V: Deceptive and Unfair Trade Practices Under Florida Statutory Law; Count VI: Injury to Business Reputation Under Florida Statutory Law; Count VII: Common Law Unfair Competition. Subsequent to the year ended March 31, 2003, the Company reached a final settlement agreement with Novartis. According to the confidential settlement agreement dated April 7, 2003, the Company had satisfactorily resolved the contested issues raised by the complaint and the confidential settlement terms had no material impact on the Company's operations and financial results.

     The Company is a defendant in a lawsuit, filed in August 2002, in Texas state district court seeking injunctive and monetary relief styled Texas State Board of Pharmacy and State Board of Veterinary Medical Examiners v. PetMed Express, Inc. Cause No.GN-202514, in the 201st Judicial District Court, Travis County, Texas. The Company in its initial pleading denied the allegations contained therein. The Company will vigorously defend, is confident of its compliance with the applicable law, and finds wrong-on-the-facts the vast majority of the allegations contained in the Plaintiffs' supporting documentation attached to the lawsuit. Discovery has commenced and at this stage of the litigation it is difficult to assess any possible outcome or estimate any potential loss in the event of an adverse outcome.

     On May 1, 2001, the former Chief Financial Officer ("CFO") of the Company, provided notice of termination of his Executive Employment Agreement with the Company dated March 7, 2000, as amended. In the notice, the former CFO also demanded payment of certain benefits allegedly due under the Executive Employment Agreement. The Company continued discussions in an effort to resolve this matter, and in accordance with the CFO's Executive Employment Agreement, the Company accrued a severance charge for the amount of $120,000 in fiscal 2002. On October 31, 2001, the Company entered into a Release and Termination agreement with its former CFO. The former CFO's termination date was effective as of May 31, 2001. The agreement entitled the former CFO to receive an amount of $120,000, which was paid in fiscal 2002. The former CFO had a right to exercise any stock options granted to him by the Company, for a period of 30 days from the termination date. Additionally, the former CFO agreed to provide consulting services to the Company on financial matters until March 31, 2002, for which he was separately compensated.

     On June 13, 2001, the Company entered into a Release and Termination agreement with its former Chief Operating Officer ("COO"). The former COO's termination date was effective as of May 18, 2001. The agreement entitled the former COO to receive an amount of $75,000, which was paid in fiscal 2002. The former COO had a right to exercise any stock options granted to him by the Company, for a period of 30 days from the termination date. Additionally, the former COO agreed to provide consulting services to the Company on regulatory and legal matters until December 31, 2001, for which he was separately compensated.

     The Company is a party to routine litigation and administrative complaints incidental to its business. The Company's management does not believe that the resolution of any or all of such routine litigation and administrative complaints are likely to have a material adverse effect on the Company's financial condition or results of operations.

     Employment Agreement

     On March 16, 2001, the Company entered into an employment agreement with its Chief Executive Officer ("CEO"), Menderes Akdag ("Mr. Akdag"). Under the terms of this three-year agreement the Company paid the CEO an annual salary of $150,000 for the first six months of the agreement, and thereafter his annual salary was increased to $200,000. The Company also granted the CEO options to purchase 750,000 shares of its common stock under the Company's 1998 Stock Option Plan at an exercise price of $.32 per share, which vested at the rate of 187,500 options on each of March 16, 2001, 2002, 2003 and 2004.

     On March 16, 2004, the Company amended the CEO's existing employment agreement. The amendments are as follows: the term of the agreement will be for three years, commencing on March 16, 2004; Mr. Akdag's salary will be increased to $250,000 per year throughout the term of the agreement, and Mr. Akdag shall be granted 250,000 incentive stock options under the Company's 1998 Stock Option Plan at an exercise price of $10.64 per share, which vest at the rate of 83,333 options on each of March 16, 2005 and 2006, and 83,334 options on March 16, 2007.

     Operating Lease

     The Company leases their 40,000 square foot principal executive offices and warehouse, which expires in fiscal
     2007.   The Company is responsible for certain maintenance
     costs, taxes and insurance under this lease. The future minimum annual lease payments as of March 31, 2004, are as follows:

     Years Ending March 31,
     ----------------------

     2005                            383,000
     2006                            398,000
     2007                             67,000
                                   ---------
     Total lease payments         $  848,000
                                   =========


     Rent expense was $330,000, $253,000 and $149,000 for the
     years ended March 31, 2004, 2003 and 2002, respectively.

(12) Sales by Category

     The following table provides a breakdown of the percentage of our total sales by each category during the indicated periods:


                                            Year Ended March 31,
                                            2004    2003    2002
                                            ----    ----    ----
Prescription medications                     30%     29%     34%
Non-prescription medications                 69%     64%     58%
Shipping and handling charges and other       1%      7%      8%
                                            ----    ----    ----
Total                                       100%    100%    100%
                                            ====    ====    ====


(13) Quarterly Financial Data (unaudited)

     Summarized unaudited quarterly financial data for fiscal
     2004 and 2003 is as follows:

Quarter Ended:                 June 30, 2003   September 30, 2003   December 31, 2003   March 31, 2004
-------------                  -------------   ------------------   -----------------   --------------
Sales                          $  30,387,563      $  24,969,228       $  17,169,571     $  21,467,871
Income from operations         $   2,147,288      $   2,929,004       $   1,976,108     $   2,158,994
Net income                     $   1,432,584      $   1,818,188       $   1,223,924     $   1,338,908
Diluted net income per share   $        0.06      $        0.08       $        0.05     $        0.06

Quarter Ended:                 June 30, 2002   September 30, 2002   December 31, 2002   March 31, 2003 (a)
-------------                  -------------   ------------------   -----------------   --------------

Sales                          $  14,830,755      $  14,229,702       $  11,050,124     $  14,864,335
Income from operations         $   1,291,235      $     307,754       $     693,269     $   1,190,749
Net income                     $     902,329      $     204,887       $     434,710     $   1,715,639
Diluted net income per share   $        0.04      $        0.01       $        0.02     $        0.09



     (a) The Company recorded a deferred tax asset of approximately $581,000, during the quarter ended March 31, 2003, resulting in an increase of diluted net income of $.03 per share.
                              F-17

_________________________________________________________________
_________________________________________________________________



                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


                     _______________________



                       PETMED EXPRESS, INC


                     _______________________



                     Form 10-K ANNUAL REPORT


                   FOR THE FISCAL YEAR ENDED:

                         MARCH 31, 2004



                     _______________________


                            EXHIBITS

                     _______________________










_________________________________________________________________
_________________________________________________________________

                          EXHIBIT INDEX


Exhibit                                                           Number of Pages       Incorporated
Number                 Description                              in Original Document*   By Reference
-------                -----------                              --------------------    ------------
 31.1     Certification of Chief Executive Officer Pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002                   1                   **

 31.2     Certification of Chief Financial Officer Pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002                   1                   **

 32.1     Certification Pursuant to 18 U.S.C. Section 1350, as
          adopted Pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002                                                     1                   **

 21.1     Subsidiaries of the Company                                     1                   **



** Filed herewith