Form 10-Q
period 2004-06-30
PETMED EXPRESS INC
filed 2004-08-10
CIK 1040130

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549

                                  FORM 10-Q

                                 (Mark One)

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2004

                                     or

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 23,018,723 Common Shares, $.001 par value per share at August 9, 2004.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                   PETMED EXPRESS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS



                                                              June 30,            March 31,
                                                                2004                2004
                                                             -----------         ------------
                                                             (UNAUDITED)



                                   ASSETS
                                   ------

Current assets:
   Cash and cash equivalents                             $    5,162,754       $    3,278,926
   Accounts receivable, less allowance for doubtful
      accounts of $21,780 and $22,987, respectively           1,076,851            1,133,301
   Inventories - finished goods                              14,169,941           11,179,858
   Prepaid expenses and other current assets                    223,097              232,218
                                                          -------------        -------------
       Total current assets                                  20,632,643           15,824,303

   Property and equipment, net                                1,596,478            1,688,327
   Deferred income taxes                                        581,356              581,356
   Intangible asset                                             365,000              365,000
   Other assets                                                  14,167               21,822
                                                          -------------        -------------

Total assets                                             $   23,189,644       $   18,480,808
                                                          =============        =============


                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------


Current liabilities:
   Accounts payable                                      $    5,661,727       $    3,273,062
   Income taxes payable                                         878,596              422,445
   Accrued expenses and other current liabilities               525,852              722,350
   Loan obligation                                               51,332               68,442
                                                          -------------        -------------

Total liabilities                                             7,117,507            4,486,299
                                                          -------------        -------------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares
      authorized; 2,500 convertible shares issued and
      outstanding with a liquidation preference of $4
      per share                                                   8,898                8,898
   Common stock, $.001 par value, 40,000,000 shares
      authorized; 22,058,723 and 21,860,057 shares
      issued and outstanding, respectively                       22,059               21,860
   Additional paid-in capital                                10,123,316            9,864,025
   Retained earnings                                          5,917,864            4,099,726
                                                          -------------        -------------

     Total shareholders' equity                              16,072,137           13,994,509
                                                          -------------        -------------

Total liabilities and shareholders' equity               $   23,189,644       $   18,480,808
                                                          =============        =============



See accompanying notes to condensed consolidated financial statements

                PETMED EXPRESS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (UNAUDITED)


                                                                 Three Months Ended
                                                                     June 30,
                                                             2004                2003
                                                        -------------       -------------


Sales                                                  $   35,288,528      $   30,387,563
Cost of sales                                              21,426,719          18,582,680
                                                        -------------       -------------

Gross profit                                               13,861,809          11,804,883
                                                        -------------       -------------

Operating expenses:
   General and administrative                               3,221,905           3,021,254
   Advertising                                              7,754,829           6,508,990
   Depreciation and amortization                              159,059             127,351
Total operating expenses                                -------------       -------------
                                                           11,135,793           9,657,595
                                                        -------------       -------------

Income from operations                                      2,726,016           2,147,288
                                                        -------------       -------------

Other income (expense)
    Interest expense                                             (742)             (2,681)
    Interest income                                             4,633               2,149
    Other, net                                                   (410)                608
                                                        -------------       -------------
Total other income (expense)                                    3,481                  76
                                                        -------------       -------------

Income before provision for income taxes                    2,729,497           2,147,364


Provision for income taxes                                    911,359             714,780
                                                        -------------       -------------

Net Income                                             $    1,818,138      $    1,432,584
                                                        =============       =============

Net income per common share:
   Basic                                               $         0.08      $         0.08
                                                        =============       =============
   Dilutive                                            $         0.08      $         0.06
                                                        =============       =============

Weighted average number of common shares outstanding:
   Basic                                                   22,017,221          19,010,438
                                                        =============       =============
   Dilutive                                                23,882,936          23,012,611
                                                        =============       =============




See accompanying notes to condensed consolidated financial statements

                     PETMED EXPRESS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                            Three Months Ended

                                                                                 June 30,
                                                                          2004             2003
                                                                      ------------     ------------

Cash flows from operating activities:
   Net income                                                        $   1,818,138    $   1,432,584
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:

      Depreciation and amortization                                        159,059          127,351
      Tax benefit related to stock options exercised                        32,763          387,600
      Bad debt expense                                                         170            9,588
      (Increase) decrease in operating assets and liabilities:
          Accounts receivable                                               56,280         (655,314)
          Inventory                                                     (2,990,083)      (2,617,015)
          Prepaid expenses and other current assets                          9,121           19,713
          Other assets                                                       7,655           28,333
          Accounts payable                                               2,388,665          932,964
          Income taxes payable                                             456,151          248,538
          Accrued expenses and other current liabilities                  (196,498)          22,803
                                                                      ------------     ------------
Net cash provided by (used in) operating activities                      1,741,421          (62,855)
                                                                      ------------     ------------
Cash flows from investing activities:
   Purchases of property and equipment                                     (67,210)        (209,902)
                                                                      ------------     ------------
Net cash used in investing activities                                      (67,210)        (209,902)
                                                                      ------------     ------------
Cash flows from financing activities:
   Proceeds from the exercise of stock options, warrants
    and other transactions                                                 226,727          798,203
   Payments on loan obligation                                             (17,110)         (17,111)
                                                                      ------------     ------------
Net cash provided by financing activities                                  209,617          781,092
                                                                      ------------     ------------

Net increase in cash and cash equivalents                                1,883,828          508,335
Cash and cash equivalents, at beginning of period                        3,278,926          984,169
                                                                      ------------     ------------

Cash and cash equivalents, at end of period                          $   5,162,754    $   1,492,504
                                                                      ============     ============
Supplemental disclosure of cash flow information:

   Cash paid for interest                                            $         802    $       2,404
                                                                      ============     ============
   Cash paid for income taxes                                        $     422,445    $      32,500
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

   The Company's fiscal year end is March 31, and references herein to fiscal 2005 or 2004 refer to the Company's fiscal years ending March 31, 2005 and 2004, respectively.

Basis of Presentation and Consolidation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company, after elimination of intercompany accounts and transactions, at June 30, 2004 and the statements of income for the three months ended June 30, 2004 and 2003 and cash flows for the three months ended June 30, 2004 and 2003. The results of operations for the three months ended June 30, 2004 and 2003 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2005. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2004. The condensed consolidated financial statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated upon consolidation.

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

   The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:


                                                         Three Months Ended
                                                             June 30,
                                                      2004              2003
                                                   ------------      ------------

Net income (numerator):


   Net income                                     $   1,818,138     $   1,432,584
                                                   ============      ============

Shares (denominator):

   Weighted average number of common shares
     outstanding used in basic computation           22,017,221        19,010,438
   Common shares issuable upon exercise
     of stock options and warrants                    1,855,590         3,992,048
   Common shares issuable upon conversion
     of preferred shares                                 10,125            10,125
                                                   ------------      ------------
   Shares used in diluted computation                23,882,936        23,012,611
                                                   ============      ============
Net income per common share:

   Basic                                          $        0.08     $        0.08
                                                   ============      ============
   Diluted                                        $        0.08     $        0.06
                                                   ============      ============




   For the periods ended June 30, 2004 and 2003, 250,000 and 24,600 shares of common stock options, with a weighted average exercise price of $10.64 and $4.12, respectively, were excluded from the diluted net income per share computation as their exercise prices were greater than the average market price of the common shares for the period.

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




                                                              Three Months Ended
                                                                  June 30,
                                                          2004              2003
                                                      ------------      ------------

Reported net income:                                 $   1,818,138     $   1,432,584


Deduct: total stock-based employee compensation
expense determined under fair-value based method
for all awards, net of related tax effects                 159,406            44,859
                                                      ------------      ------------

Pro forma net income:                                $   1,658,732     $   1,387,725
                                                      ============      ============

Reported basic net income per share:                 $        0.08     $        0.08
                                                      ============      ============

Pro forma basic net income per share:                $        0.08     $        0.07
                                                      ============      ============

Reported diluted net income per share:               $        0.08     $        0.06
                                                      ============      ============

Pro forma diluted net income per share:              $        0.07     $        0.06
                                                      ============      ============


Note 4:  Line of Credit

   The Company's $5,000,000 line of credit is effective through August 28, 2004, and the interest rate is at the published thirty day London Interbank Offered Rates ("LIBOR") plus 2.40% (3.73% at June 30, 2004), and contains various financial and operating covenants. At June 30, 2004, there was no outstanding balance under the line of credit agreement.

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

Routine Proceedings

   The Company is a party to routine litigation and administrative complaints incidental to its business. Management does not believe that the resolution of any or all of such routine litigation and administrative complaints are likely to have a material adverse effect on the Company's financial condition or results of operations. The Company has settled complaints that had been filed with various states' pharmacy boards in the past. There can be no assurances made that other states will not attempt to take similar actions against the Company in the future.

Item 2.	   Management's Discussion and Analysis of Financial Condition and
           Results of Operations.

Executive Summary

   PetMed Express was incorporated in the state of Florida in January 1996. The Company's common stock is traded on the Nasdaq National Market ("NASDAQ") under the symbol "PETS." Prior to the move to the NASDAQ, the Company's shares had been traded on the over-the-counter-bulletin board. The Company began selling pet medications and products in September 1996, and issued its first catalog in the fall of 1997. This catalog displayed approximately 1,200 items, including prescription and non-prescription pet medications, pet health and nutritional supplements and pet accessories.
In fiscal 2001, the Company focused its product line on approximately 600 of the most popular pet medications and health and nutritional supplements for dogs and cats. The Company markets its products through national television, online, and direct mail advertising campaigns which direct the consumers to order by phone or on the Internet, and aim to increase the recognition of the "1-800-PetMeds" brand name. We currently generate approximately 52% of all sales via the Internet.

   The Company's sales consist of products sold mainly to retail consumers and minimally to wholesale customers. Typically, the Company's customers pay by credit card or check at the time the order is shipped. The Company usually receives cash settlement in one to three banking days for sales paid by credit cards, which minimizes the accounts receivable balances relative to the Company's sales. Certain wholesale customers are extended credit terms, which usually require payment within 30 days of delivery. The Company's sales returns average was approximately 1.6% and 1.5% of sales for the quarters ended on June 30, 2004 and 2003 respectively. The twelve month average purchase was approximately $74 and $73 per order, and the three month average purchase was approximately $79 and $74 per order for the quarters ended June 30, 2004 and 2003, respectively.

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

   The majority of the Company's sales are paid by credit cards and the Company usually receives the cash settlement in one to three banking days. Credit card sales minimize accounts receivable balances relative to sales. The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from the customers' inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends. At June 30, 2004 and 2003 the allowance for doubtful accounts was approximately $22,000 and $26,000, respectively.

Valuation of inventory

   Inventories consist of prescription and non-prescription pet medications that are available for sale and are priced at the lower of cost or market value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. At June 30, 2004 and 2003 the inventory reserve was approximately $289,000 and $141,000, respectively.

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


                                             Three Months Ended
                                                  June 30,
                                             2004         2003
                                           --------     --------

Sales                                       100.0 %      100.0 %
Cost of sales                                60.7         61.1

                                           -------      -------
Gross profit                                 39.3         38.9
                                           -------      -------

Operating expenses:
     General and administrative               9.1          9.9
     Advertising                             22.0         21.4
     Depreciation and amortization            0.5          0.5
                                           -------      -------
Total operating expenses                     31.6         31.8
                                           -------      -------

Income from operations                        7.7          7.1
                                           -------      -------

Provision for income taxes                    2.5          2.4
                                           -------      -------

Net income                                    5.2 %        4.7 %
                                           =======      =======


Three Months Ended June 30, 2004 Compared With Three Months Ended
June 30, 2003

Sales
-----

   Sales increased by approximately $4,901,000, or 16.1%, to approximately $35,289,000 for the quarter ended June 30, 2004, from approximately $30,388,000 for the quarter ended June 30, 2003. The increase in sales for the three months ended June 30, 2004 can be primarily attributed to increased retail reorders sales, offset with decreased new order sales.
The Company has committed certain amounts specifically designated towards television, direct mail and on-line advertising to stimulate sales, create brand awareness, and acquire new customers. Retail reorder sales have increased by approximately $7,438,000, or 60.0%, to approximately
$19,946,000 for the three months ended June 30, 2004, from approximately $12,508,000 for the three months ended June 30, 2003. Retail new order sales have decreased by approximately $2,837,000, or 15.9%, to approximately $14,928,000 for the three months ended June 30, 2004, from approximately $17,765,000 for the three months ended June 30, 2003. Wholesale sales have increased by approximately $299,000, or 260.8%, to approximately $414,000 for the three months ended June 30, 2004, from approximately $115,000 for the three months ended June 30, 2003. The Company acquired approximately 191,000 new customers for the quarter ended June 30, 2004, compared to approximately 234,000 new customers for the same period prior year.

   We believe that the decrease to new order sales is directly related to television advertising availability and increased competition. During the three months ended June 30, 2004 television advertising accounted for 46% of our overall advertising expenditures, with 42% spent on direct mail/print advertising and the remainder spent on on-line advertising. In contrast during the three months ended June 30, 2003 television advertising accounted for 74% of our overall advertising expenditures, with 17% spent on direct mail/print advertising and the remainder spent on on-line advertising.
This shift from spending the majority of our advertising budget on television advertising in the first quarter of fiscal year 2003 to spending less than half of our advertising budget in the first quarter of fiscal year 2004 was the result of a cost benefit analysis. This indicated that such a shift was necessary because of a shortage of television advertising inventory and an increase in the cost of available television advertising and that print media could be a viable alternative. Management believes that this increased demand for television advertising is a result of the strengthening economy and a surge in political advertising associated with the upcoming elections. The Company expects this trend in advertising, which has an effect on sales, to continue into our fiscal third quarter, until the presidential elections are over.


   The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm and flea and tick medications. Industry seasonality trends, according to Fountain Agricounsel LLC, Management Consultants to Agribusiness, are divided into percentage of industry sales by quarter. For the quarters ended June 30, September 30, December 31, and March 31 industry sales are approximately 37%, 28%, 16%, and 19%, respectively. For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2004, Company's sales were approximately 32%, 27%, 18%, and 23%, respectively.

Cost of sales
-------------

   Cost of sales increased by approximately $2,844,000, or 15.3%, to approximately $21,427,000 for the quarter ended June 30, 2004, from approximately $18,583,000 for the quarter ended June 30, 2003. The increase in cost of sales for the three months ended June 30, 2004 is directly related to the increase in retail sales. As a percent of sales, the cost of sales was 60.7% and 61.1% for the three months ended June 30, 2004 and 2003, respectively. The percentage decrease can be attributed to increases in our product pricing, slightly offset by increases to our product cost.

Gross profit
------------

   Gross profit increased by approximately $2,057,000, or 17.4%, to approximately $13,862,000 for the quarter ended June 30, 2004, from approximately $11,805,000 for the quarter ended June 30, 2003. Gross profit as a percentage of sales was 39.3% and 38.9% for the three months ended June 30, 2004 and 2003, respectively. The percentage increase can be attributed to increases in our product pricing, slightly offset by increases to our product cost.

General and administrative expenses
-----------------------------------

   General and administrative expenses increased by approximately $201,000, or 6.6%, to approximately $3,222,000 for the quarter ended June 30, 2004, from approximately $3,021,000 for the quarter ended June 30, 2003. The increase in general and administrative expenses for the three months ended June 30, 2004 was primarily due to the following: a $237,000 increase to payroll expenses which can be attributed to the addition of new employees in the customer service and pharmacy departments enabling the company to sustain its growth; a $93,000 increase to bank service and credit card fees, which can be directly attributed to increased sales; a $39,000 increase to property expenses, relating to additional rent due to our warehouse expansion; and a $35,000 increase to office expenses. Offsetting the increase were an $119,000 reduction to professional fees, primarily relating to a reduction in legal fees; a $70,000 reduction to telephone expenses; and a $14,000 reduction to insurance expenses, travel expenses, and bad debt expenses, collectively.

Advertising expenses
--------------------

   Advertising expenses increased by approximately $1,246,000, or 19.1%, to approximately $7,755,000 for the quarter ended June 30, 2004, from approximately $6,509,000 for the quarter ended June 30, 2003. The increase in advertising expenses for the three months ended June 30, 2004 was due to the Company's plan to commit certain amounts specifically designated towards television, direct mail/print and on-line advertising to stimulate sales, create brand awareness, and acquire new customers. As a percentage of sales, advertising expense was 22.0% and 21.4% for the three month ended
June 30, 2004 and 2003, respectively. The Company expects advertising as a percentage of sales to range from approximately 18.0% to 22.0% in fiscal 2005. However, that advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.

Depreciation and amortization expenses
--------------------------------------

   Depreciation and amortization expenses increased by approximately $32,000, or 24.9%, to approximately $159,000 for the quarter ended June 30, 2004, from approximately $127,000 for the quarter ended June 30, 2003.
This increase to depreciation and amortization expense for three months ended June 30, 2004 can be attributed to increased property and equipment additions mainly related to the warehouse expansion since the first quarter of fiscal 2003.

Interest expense
----------------

   Interest expense decreased by approximately $2,000, or 72.3%, to approximately $1,000 for the quarter ended June 30, 2004, from approximately $3,000 for the quarter ended June 30, 2003. Interest expense may increase in future quarters to meet demand as the Company utilizes its $5,000,000 line of credit to increase inventory levels.

Provision for income taxes
--------------------------

   The Company had incurred significant net losses since its inception in 1996, through the quarter ended June 30, 2001. These losses have resulted in net operating loss carryforwards, which have been used by the Company to offset its tax liabilities. For the fiscal year ended March 31, 2002, the Company recorded a full valuation allowance against the deferred income tax assets, created by net operating losses, since future utilization of these assets was subject to the Company's ability to generate taxable income. For the fiscal year ended March 31, 2003, the Company recognized a deferred income tax asset of approximately $581,000, due to the fact that the Company had demonstrated the ability to generate taxable income. There are no guarantees that the Company will be able to utilize all future net operating loss carryforwards unless the Company generates taxable income. For the quarters ended June 30, 2004 and 2003, the Company recorded an income tax provision for approximately $911,000 and $715,000, respectively, to provide for taxable income as the utilization of net operating loss carryforwards is limited.

Liquidity and Capital Resources

   The Company's working capital at June 30, 2004 and March 31, 2004 was $13,515,000 and $11,338,000, respectively. The $2,177,000 increase in working capital was primarily attributable to cash flow generated from operations and the exercise of stock options. For the three months ended June 30, 2004 net cash provided by operating activities was $1,741,000, as compared to net cash used in operating activities of $63,000 for the three months ended June 30, 2003. Net cash used in investing activities was $67,000 and $210,000 for the three months ended June 30, 2004 and 2003, respectively. Net cash provided by financing was $210,000 and $781,000 for the three months ended June 30, 2004 and 2003, respectively.

   The Company maintains a $5,000,000 line of credit, effective through August 28, 2004. The interest rate is at the published thirty day London Interbank Offered Rates ("LIBOR") plus 2.40% (3.73% at June 30, 2004), and contains various financial and operating covenants. At June 30, 2004 and 2003, there was no outstanding balance under the line of credit agreement.

   On July 25, 2003 the Company signed an amendment to its current lease agreement to obtain an additional 8,000 square feet, with an option to add another 3,600 square feet, to its current 32,000 square foot facility, which became available on October 1, 2003. This addition to the warehouse was necessary to increase the Company's capacity to store additional inventory during our peak season. The Company had financed certain equipment acquisitions with capital leases. As of June 30, 2003 the Company had no outstanding lease commitments. The Company's sources of working capital include the line of credit, cash from operations, and the exercise of stock options and warrants. For the remainder of fiscal 2005, the Company has Xapproximately $280,000 planned for capital expenditure to maintain existing capital assets and to add additional computer equipment to further the Company's growth. These capital expenditures will be funded through cash from operations.

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


Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

   Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, line of credit, and debt obligations. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. We estimate that the fair value of all of our debt obligations approximate $51,000 as of June 30, 2004.

   We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risk. Our exposure to market risk for changes in interest rates relates primarily to our obligations under our line of credit. As of August 9, 2004, there was no outstanding balance under the line of credit agreement. A ten percent increase in short-term interest rates on the variable rate debts outstanding as of August 9, 2004 would not have a material impact on our quarterly interest expense, assuming the amount of debt outstanding remains constant.

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

Item 4.   Controls and Procedures.

   The Company's management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended June 30, 2004, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls over financial reporting during the period covered by this report.

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
        of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant's Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-28827).

31.2	Certification of Principal Financial Officer Pursuant to Section 302
        of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant's Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-28827).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant's Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-28827).


(b)     Reports on Form 8-K during the fiscal quarter ended June 30, 2004

(1)	On May 10, 2004 the Company filed a report under Items 7 and 9 disclosing the press release date for reporting its financial results for the year ended March 31, 2004.

(2)	On May 17, 2004 the Company filed a report under Items 7 and 9 disclosing a press release reporting its financial results for the year ended March 31, 2004.

(3)	On May 17, 2004 the Company filed a report under Items 7 and 9 disclosing its conference call transcript for the year ended March 31, 2004.

(4)	On June 29, 2004 the Company filed a report under Items 7 and 9 disclosing the announcement of its ranking in BusinessWeek Magazine's Top 100 Hot Growth Companies.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.
(The "Registrant")

Date: August 9, 2004

By:/s/  Menderes Akdag
  -----------------------
        Menderes Akdag

Chief Executive Officer
(principal executive officer)



By:/s/  Bruce S. Rosenbloom
   --------------------------
        Bruce S. Rosenbloom

Chief Financial Officer
(principal financial and accounting officer)

____________________________________________________________________________
____________________________________________________________________________



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                            ________________________



                              PETMED EXPRESS, INC


                            ________________________



                                   FORM 10-Q


                             FOR THE QUARTER ENDED:

                                  JUNE 30, 2004



                            ________________________


                                     EXHIBITS

                            ________________________









____________________________________________________________________________
____________________________________________________________________________

                               EXHIBIT INDEX
                               -------------


Exhibit                                Number of Pages        Incorporated By
Number        Description             in Original Document      Reference



31.1    Certification of Principal           1                      **
        Executive Officer Pursuant
        to Section 302 of the
        Sarbanes-Oxley Act of 2002

31.2    Certification of Principal           1                      **
        Financial Officer Pursuant
        to Section 302 of the
        Sarbanes-Oxley Act of 2002

32.1    Certification Pursuant to            1                      **
        18 U.S.C. Section 1350, as
        adopted Pursuant to Section
        906 of the Sarbanes-Oxley
        Act of 2002


**	Filed herewith