Form 10-Q
period 2004-09-30
PETMED EXPRESS INC
filed 2004-11-10
CIK 1040130

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549

                                 FORM 10-Q

                                (Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2004

                                    or

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

         Yes [ ]                              No [X]

                   APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 23,418,723 Common Shares, $.001 par value per share at November 5, 2004.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                   PETMED EXPRESS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     September 30,     March 31,
                                                         2004            2004
                                                      (UNAUDITED)
                                                     -------------   ------------
                              ASSETS
                              ------
Current assets:
   Cash and cash equivalents                          $ 10,789,914   $  3,278,926
   Accounts receivable, less allowance for doubtful
      accounts of $15,439 and $22,987, respectively        761,861      1,133,301
   Inventories - finished goods                          9,412,843     11,179,858
   Prepaid expenses and other current assets               330,892        232,218
                                                      ------------   ------------
          Total current assets                          21,295,510     15,824,303

   Property and equipment, net                           1,484,557      1,688,327
   Deferred income taxes                                   581,356        581,356
   Intangible asset                                        365,000        365,000
   Other assets                                             14,167         21,822
                                                      ------------   ------------
Total assets                                          $ 23,740,590   $ 18,480,808
                                                      ============   ============

             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------

Current liabilities:
   Accounts payable                                   $  3,298,472   $  3,273,062
   Income taxes payable                                    584,835        422,445
   Accrued expenses and other current liabilities          448,634        722,350
   Loan obligation                                               0         68,442
                                                      ------------   ------------
Total liabilities                                        4,331,941      4,486,299
                                                      ------------   ------------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares
     authorized; 2,500 convertible shares issued and
     outstanding with a liquidation preference of
     $4 per share                                            8,898          8,898
   Common stock, $.001 par value, 40,000,000 shares
     authorized; 23,018,723 and 21,860,057 shares
     issued and outstanding, respectively                   23,019         21,860
   Additional paid-in capital                           11,647,213      9,864,025
   Retained earnings                                     7,729,519      4,099,726
                                                      ------------   ------------
          Total shareholders' equity                    19,408,649     13,994,509
                                                      ------------   ------------

Total liabilities and shareholders' equity            $ 23,740,590   $ 18,480,808
                                                      ============   ============


See accompanying notes to condensed consolidated financial statements

                   PETMED EXPRESS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)

                                                Three Months Ended          Six Months Ended
                                                   September 30,               September 30,
                                                2004          2003          2004          2003
                                            ------------  ------------  ------------  ------------

Sales                                       $ 28,754,697  $ 24,969,228  $ 64,043,225  $ 55,356,791
Cost of sales                                 17,141,556    14,745,824    38,568,275    33,328,504
                                            ------------  ------------  ------------  ------------
Gross profit                                  11,613,141    10,223,404    25,474,950    22,028,287
                                            ------------  ------------  ------------  ------------

Operating expenses:
      General and administrative               2,971,268     2,718,371     6,193,173     5,739,625
      Advertising                              5,629,991     4,443,980    13,384,820    10,952,970
      Depreciation and amortization              155,294       132,049       314,353       259,400
                                            ------------  ------------  ------------  ------------
 Total operating expenses                      8,756,553     7,294,400    19,892,346    16,951,995
                                            ------------  ------------  ------------  ------------

 Income from operations                        2,856,588     2,929,004     5,582,604     5,076,292
                                            ------------  ------------  ------------  ------------

 Other income (expense):
      Interest expense                              (138)       (1,526)         (880)       (4,207)
      Interest income                             17,372         4,705        22,005         6,854
      Other, net                                   1,821           378         1,411           986
                                            ------------  ------------  ------------  ------------
 Total other income (expense)                     19,055          3,557       22,536         3,633
                                            ------------  ------------  ------------  ------------

 Income before provision for income taxes      2,875,643     2,932,561     5,605,140     5,079,925

 Provision for income taxes                    1,063,988     1,114,373     1,975,347     1,829,153
                                            ------------  ------------  ------------  ------------
 Net income                                 $  1,811,655  $  1,818,188  $  3,629,793  $  3,250,772
                                            ============  ============  ============  ============

 Net income per common share:
       Basic                                $       0.08  $       0.09  $       0.16  $       0.17
                                            ============  ============  ============  ============
       Diluted                              $       0.08  $       0.08  $       0.15  $       0.14
                                            ============  ============  ============  ============

 Weighted average number of common shares
 outstanding:
       Basic                                  22,719,266    19,372,365    22,370,162    19,192,390
                                            ============  ============  ============  ============
       Diluted                                23,860,513    23,425,269    23,463,939    23,103,919
                                            ============  ============  ============  ============



See accompanying notes to condensed consolidated financial statements

                   PETMED EXPRESS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                                  Six Months Ended
                                                                     September 30,
                                                                 2004            2003
                                                            -------------   ------------
 Cash flows from operating activities:
    Net income                                              $   3,629,793   $  3,250,772
    Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                             314,353        259,400
        Tax benefit related to stock options exercised            690,512        486,151
        Bad debt expense                                            5,852           (672)
        (Increase) decrease in operating assets and
          liabilities:
             Accounts receivable                                  365,588       (116,753)
             Inventories- finished goods                        1,767,015     (2,708,838)
             Prepaid expenses and other current assets            (98,674)        52,097
             Other assets                                           7,655        178,333
             Accounts payable                                      25,410        498,049
             Income taxes payable                                 162,390        760,194
             Accrued expenses and other current liabilities      (273,716)       131,697
                                                            -------------   ------------
 Net cash provided by operating activities                      6,596,178      2,790,430
                                                            -------------   ------------

 Cash flows from investing activities:
    Purchases of property and equipment                          (110,583)      (231,665)
                                                            -------------   ------------
 Net cash used in investing activities                           (110,583)      (231,665)
                                                            -------------   ------------

 Cash flows from financing activities:
    Proceeds from the exercise of stock options and warrants
       and other transactions                                   1,093,835      1,185,134
    Payments on loan obligation                                   (68,442)       (34,222)
                                                            -------------   ------------
 Net cash provided by financing activities                      1,025,393      1,150,912
                                                            -------------   ------------

 Net increase in cash and cash equivalents                      7,510,988      3,709,677
 Cash and cash equivalents, at beginning of period              3,278,926        984,169
                                                            -------------   ------------

 Cash and cash equivalents, at end of period                $  10,789,914   $  4,693,846
                                                            =============   ============


 Supplemental disclosure of cash flow information:

    Cash paid for interest                                  $         802   $      3,984
                                                            =============   ============
    Cash paid for income taxes                              $   1,122,445   $    536,667
                                                            =============   ============


See accompanying notes to condensed consolidated financial statements

                   PETMED EXPRESS, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

Note 1:  Summary of Significant Accounting Policies

Organization

  PetMed Express, Inc. and subsidiaries is a leading nationwide pet pharmacy. The Company markets prescription and non-prescription pet medications and other health products for dogs and cats direct to the consumer. The Company offers consumers an attractive alternative for obtaining pet medications in terms of convenience, price, and speed of delivery.

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

Basis of Presentation and Consolidation

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company, after elimination of intercompany accounts and transactions, at September 30, 2004 and the statements of income for the three and six months ended September 30, 2004 and 2003 and cash flows for the six months ended September 30, 2004 and 2003. The results of operations for the three and six months ended September 30, 2004 and 2003 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2005. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2004. The condensed consolidated financial statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated upon consolidation.

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

  The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

                                                Three Months Ended          Six Months Ended
                                                   September 30,               September 30,
                                                2004          2003          2004          2003
                                            ------------  ------------  ------------  ------------

Net income (numerator):

  Net income                                $  1,811,655  $  1,818,188  $  3,629,793  $  3,250,772
                                            ============  ============  ============  ============


Shares (denominator):

  Weighted average number of common shares
    outstanding used in basic computation     22,719,266    19,372,365    22,370,162    19,192,390
  Common shares issuable upon exercise
    of stock options and warrants              1,131,122     4,042,779     1,083,652     3,901,404
  Common shares issuable upon conversion
    of preferred shares  10,125                   10,125        10,125        10,125
                                            ------------  ------------  ------------  ------------
  Shares used in diluted computation          23,860,513    23,425,269    23,463,939    23,103,919
                                            ============  ============  ============  ============

Net income per common share:

  Basic                                     $       0.08  $       0.09  $       0.16  $       0.17
                                            ============  ============  ============  ============
  Diluted                                   $       0.08  $       0.08  $       0.15  $       0.14
                                            ============  ============  ============  ============

  For the three and six months ended September 30, 2004 and 2003, 485,500 and 55,000 shares of common stock options, with a weighted average exercise price of $9.69 and $7.95, respectively, were excluded from the diluted net income per share computation as their exercise prices were greater than the average market price of the common shares for the period.

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

                                                Three Months Ended          Six Months Ended
                                                   September 30,               September 30,
                                                2004          2003          2004          2003
                                            ------------  ------------  ------------  ------------

Reported net income:                        $  1,811,655  $  1,818,188  $  3,629,793  $  3,250,772

Deduct: total stock-based employee
compensation expense determined under
fair-value based method for all awards,
net of related tax effects                        73,948        77,070       233,354  $    121,929
                                            ------------  ------------  ------------  ------------

Pro forma net income:                       $  1,737,707  $  1,741,118  $  3,396,439  $  3,128,843
                                            ============  ============  ============  ============

Reported basic net income per share:        $       0.08  $       0.09  $       0.16  $       0.17
                                            ============  ============  ============  ============

Pro forma basic net income per share:       $       0.08  $       0.09  $       0.15  $       0.16
                                            ============  ============  ============  ============

Reported diluted net income per share:      $       0.08  $       0.08  $       0.15  $       0.14
                                            ============  ============  ============  ============

Pro forma diluted net income per share:     $       0.07  $       0.08  $       0.14  $       0.14
                                            ============  ============  ============  ============

Note 4:  Line of Credit

  The Company's $5,000,000 line of credit with SouthTrust Bank, N.A. expired on August 28, 2004. On November 2, 2004 the Company signed a new $6,000,000 line of credit agreement with RBC Centura Bank. The $6,000,000 line of credit, which upon 30 days notice has a provision to increase the line to $7,500,000, is effective through November 2, 2005, and the interest rate is at the published thirty day London Interbank Offered Rates ("LIBOR") plus 1.50% (3.34% at September 30, 2004), and contains various financial and operating covenants. At September 30, 2004 and 2003, there was no outstanding balance under the line of credit agreement.

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

  From August 17, 2004 until October 12, 2004 six shareholder class action lawsuits were filed in the United States District Court for the Southern District of Florida against PetMed Express, Inc. and certain of the Company's officers and directors for alleged violations of the federal securities laws. Five of the class action shareholder complaints contain substantive allegations identical to the complaint filed on August 17, 2004. These complaints allege violations of the anti-fraud provision contained in Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, thereunder and assert violations of Section 20(a) of that act against the individual defendants as controlling persons. The actions purport to be brought on behalf of purchasers of the Company's common stock between June 18, 2003 and July 26, 2004, and the complaints generally allege that the defendants made false or misleading statements concerning the Company's business, prospects, and operations and failed to disclose, among other things, (1) that the Company's business allegedly depends on veterinarians, who are the Company's competitors, to authorize prescriptions, (2) that the Company's business model, which, in part, requires veterinarians to authorize prescriptions, caused veterinarians to incur certain costs and burdens, which were supposedly shifted from the Company to the veterinarians, (3) the existence of a supposed increase in veterinarian refusals to comply with Company requests for prescription authorization, (4) the Company's alleged inability to guarantee the quality of, and maintain control over, pet medications and the negative impact this was having on veterinarian willingness to authorize prescriptions, and (5) that the foregoing allegations were adversely impacting the Company. The complaints also allege that the individual defendants were motivated to engage in the alleged violations so that they could affect sales of their shares of the Company's common stock at artificially inflated prices. The plaintiffs seek unspecified monetary damages. The Company is reviewing and evaluating the allegations, but at this juncture intends to defend vigorously against the allegations of wrongdoing. At this stage of the litigation it is difficult to assess any possible outcome or estimate any potential loss in the event of an adverse outcome.

  The sixth class action shareholder complaint also alleges violations of the anti-fraud provision contained in Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and asserts violations of
Section 20(a) of that act against the Company and the individual defendants as controlling persons. The action has purportedly been brought on behalf of purchasers of the Company's common stock between June 16, 2003 and July 26, 2004 and generally alleges that the defendants made false or misleading statements concerning the Company's business, prospects and operations and failed to disclose, among other things, (1) that the Company supposedly diverted costs to veterinarians which would ultimately cost the Company decreased sales in future periods, and (2) that the defendants allegedly risked the quality, safety, or efficacy of the Company's drugs, resulting in veterinarians declining to refill prescriptions through the Company, which would ultimately cost the Company decreased revenue. The complaint also alleges that the individual defendants were motivated to engage in the alleged violations to obtain financing for the Company and so that they could effect sales of their shares of the Company's common stock at artificially inflated prices. The plaintiff seeks unspecified monetary damages. The Company is reviewing and evaluating the allegations, but at this juncture intends to defend vigorously against the allegations of wrongdoing. At this stage of the litigation it is difficult to assess any possible outcome or estimate any potential loss in the event of an adverse outcome.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

  PetMed Express was incorporated in the state of Florida in January 1996. The Company's common stock is traded on the Nasdaq National Market ("NASDAQ") under the symbol "PETS." Prior to the move to the NASDAQ, the Company`s shares had been traded on the over-the-counter-bulletin board. The Company began selling pet medications and other pet health products in September 1996, and issued its first catalog in the fall of 1997. This catalog displayed approximately 1,200 items, including prescription and non-prescription pet medications, other pet health products and pet accessories.
In fiscal 2001, the Company focused its product line on approximately 600 of the most popular pet medications and health and nutritional supplements for dogs and cats. The Company markets its products through national television, on-line, and direct mail advertising campaigns which direct the consumers to order by phone or on the Internet, and aim to increase the recognition of the "1-800-PetMeds" brand name. We currently generate approximately 52% of all sales via the Internet.

  The Company's sales consist of products sold mainly to retail consumers and minimally to wholesale customers. Typically, the Company's customers pay by credit card or check at the time the order is shipped. The Company usually receives cash settlement in one to three banking days for sales paid by credit cards, which minimizes the accounts receivable balances relative to the Company's sales. Certain wholesale customers are extended credit terms, which usually require payment within 30 days of delivery. The Company's sales returns average was approximately 1.6% and 1.5% of sales for the quarters ended on September 30, 2004 and 2003, respectively. The twelve month average purchase was approximately $75 and $72 per order, and the three month average purchase was approximately $74 and $71 per order for the quarters ended September 30, 2004 and 2003, respectively.

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

  The majority of the Company's sales are paid by credit cards and the Company usually receives the cash settlement in one to three banking days. Credit card sales minimize accounts receivable balances relative to sales. The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from the customers' inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends. At September 30, 2004 and 2003 the allowance for doubtful accounts was approximately $15,000 and $16,000, respectively.

Valuation of inventory

  Inventories consist of prescription and non-prescription pet medications that are available for sale and are priced at the lower of cost or market value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. At September 30, 2004 and 2003 the inventory reserve was approximately $192,000 and $142,000, respectively.

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

                                                Three Months Ended          Six Months Ended
                                                   September 30,               September 30,
                                                2004          2003          2004          2003
                                            ------------  ------------  ------------  ------------

 Sales                                             100.0 %       100.0 %       100.0 %       100.0 %
 Cost of sales                                      59.6          59.1          60.2          60.2
                                            ------------  ------------  ------------  ------------
 Gross profit                                       40.4          40.9          39.8          39.8
                                            ------------  ------------  ------------  ------------

 Operating expenses:
      General and administrative                    10.3          10.9           9.7          10.3
      Advertising                                   19.6          17.8          20.9          19.8
      Depreciation and amortization                  0.5           0.5           0.5           0.5
                                            ------------  ------------  ------------  ------------
 Total operating expenses                           30.4          29.2          31.1          30.6
                                            ------------  ------------  ------------  ------------

 Income from operations                             10.0          11.7           8.7           9.2
                                            ------------  ------------  ------------  ------------

 Provision for income taxes                          3.7           4.4           3.0           3.3
                                            ------------  ------------  ------------  ------------

 Net income                                          6.3           7.3           5.7           5.9
                                            ============  ============  ============  ============

Three Months Ended September 30, 2004 Compared With Three Months Ended September 30, 2003, and Six Months Ended September 30, 2004 Compared With Six Months Ended September 30, 2003

Sales
-----

  Sales increased by approximately $3,786,000, or 15.2%, to approximately $28,755,000 for the quarter ended September 30, 2004, from approximately $24,969,000 for the quarter ended September 30, 2003. For the six months ended September 30, 2004, sales increased by approximately $8,686,000, or 15.7%, to approximately $64,043,000 compared to sales of approximately $55,357,000 for the six months ended September 30, 2003. The increase in sales for the three and six months ended September 30, 2004 can be primarily attributed to increased retail reorders sales, offset by decreased new order sales.

  The Company has committed certain amounts specifically designated towards television, direct mail/print and on-line advertising to stimulate sales, create brand awareness, and acquire new customers. Retail reorder sales have increased by approximately $4,333,000, or 33.6%, to approximately $17,239,000 for the three months ended September 30, 2004, from approximately $12,906,000 for the three months ended September 30, 2003. Retail reorder sales have increased by approximately $11,773,000, or 46.3%, to approximately $37,184,000 for the six months ended September 30, 2004, from approximately $25,411,000 for the six months ended September 30, 2003. Retail new order sales have decreased by approximately $1,065,000, or 8.9%, to approximately $10,879,000 for the three months ended September 30, 2004, from approximately $11,944,000 for the three months ended September 30, 2003. Retail new order sales have decreased by approximately $3,904,000, or 13.1%, to approximately $25,808,000 for the six months ended September 30, 2004, from approximately $29,712,000 for the six months ended September 30, 2003. Wholesale sales have increased by approximately $518,000, or 435.0%, to approximately $637,000 for the three months ended September 30, 2004, from approximately $119,000 for the three months ended September 30, 2003. Wholesale sales have increased by approximately $817,000, or 349.4%, to approximately $1,051,000 for the six months ended September 30, 2004, from approximately $234,000 for the six months ended September 30, 2003. The Company acquired approximately 154,000 new customers for the quarter ended September 30, 2004, compared to approximately 166,000 new customers for the same period prior year. For the six months ended September 30, 2004 the Company acquired approximately 345,000 new customers, compared to approximately 400,000 new customers for the same period prior year.

  We believe that the slowdown in sales growth for the three and six months ended September 30, 2004, compared to the sales growth for the same period in the prior year may be attributable to the change in advertising media mix and increased competition from both veterinarians and traditional and on-line retailers. During the six months ended September 30, 2004 television advertising accounted for 46% of our overall advertising expenditures, with 40% spent on direct mail/print advertising and the remainder spent on on-line advertising. In contrast during the six months ended September 30, 2003 television advertising accounted for 64% of our overall advertising expenditures, with 25% spent on direct mail/print advertising and the remainder spent on on-line advertising. Management attributes this change in the advertising media mix to a shortage of television advertising due to a strengthening economy and a surge in political advertising associated with the presidential elections. The Company anticipates this trend in advertising, which has an effect on sales, to continue into our fiscal third quarter, until the presidential elections are over.

  The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm and flea and tick medications. Industry seasonality trends, according to Fountain Agricounsel LLC, Management Consultants to Agribusiness, are divided into percentage of industry sales by quarter. For the quarters ended June 30, September 30, December 31, and March 31 industry sales are approximately 37%, 28%, 16%, and 19%, respectively. For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2004, the Company's sales were approximately 32%, 27%, 18%, and 23%, respectively.

Cost of sales
-------------

  Cost of sales increased by approximately $2,396,000, or 16.3%, to approximately $17,142,000 for the quarter ended September 30, 2004, from approximately $14,746,000 for the quarter ended September 30, 2003. For the six months ended September 30, 2004, cost of sales increased by approximately $5,239,000, or 15.7%, to approximately $38,568,000 compared to cost of sales of approximately $33,329,000 for the six months ended September 30, 2003. The increase in cost of sales for the three and six months ended September 30, 2004 is directly related to the increase in retail sales. As a percent of sales, the cost of sales was 59.6% and 59.1% for the three months ended September 30, 2004 and 2003, respectively. The percentage increase can be attributed to increases in our product pricing, offset by greater increases to our product cost.

Gross profit
------------

  Gross profit increased by approximately $1,390,000, or 13.6%, to approximately $11,613,000 for the quarter ended September 30, 2004, from approximately $10,223,000 for the quarter ended September 30, 2003. For the six months ended September 30, 2004, gross profit increased by approximately $3,447,000, or 15.7%, to approximately $25,475,000 compared to gross profit of approximately $22,028,000 for the six months ended September 30, 2003. Gross profit as a percentage of sales was 40.4% and 40.9% for the three months ended September 30, 2004 and 2003, respectively. The percentage decrease can be attributed to increases in our product pricing, offset by greater increases to our product cost.

General and administrative expenses
-----------------------------------

  General and administrative expenses increased by approximately $253,000, or 9.3%, to approximately $2,971,000 for the quarter ended September 30, 2004, from approximately $2,718,000 for the quarter ended September 30, 2003. For the six months ended September 30, 2004, general and administrative expenses increased by approximately $453,000, or 7.9%, to approximately $6,193,000 compared to general and administrative expenses of approximately $5,740,000 for the six months ended September 30, 2003. The increase in general and administrative expenses for the three months ended September 30, 2004 was primarily due to the following: a $124,000 increase to payroll expenses which can be attributed to the addition of new employees in the customer service and pharmacy departments enabling the company to sustain its growth; a $76,000 increase to insurance expense, relating to increases to insurance policy limits; a $75,000 increase to bank service and credit card fees, which can be directly attributed to increased sales; a $41,000 increase to property expenses, relating to additional rent due to our warehouse expansion; and a $7,000 increase to other expenses. Offsetting the increase were a $35,000 reduction to professional fees, primarily relating to a reduction in legal fees; and a $35,000 reduction to telephone expenses.

  The increase in general and administrative expenses for the six months ended September 30, 2004 was primarily due to the following: a $361,000 increase to payroll expenses which can be attributed to the addition of new employees in the customer service and pharmacy departments enabling the company to sustain its growth; a $168,000 increase to bank service and credit card fees, which can be directly attributed to increased sales; a $79,000 increase to property expenses, relating to additional rent due to our warehouse expansion; a $72,000 increase to insurance expense, relating to increases to insurance policy limits; and a $32,000 increase to other expenses. Offsetting the increase were a $154,000 reduction to professional fees, primarily relating to a reduction in legal fees; and a $105,000 reduction to telephone expenses.

Advertising expenses
--------------------

  Advertising expenses increased by approximately $1,186,000, or 26.7%, to approximately $5,630,000 for the quarter ended September 30, 2004, from approximately $4,444,000 for the quarter ended September 30, 2003. For the six months ended September 30, 2004, advertising expenses increased by approximately $2,432,000, or 22.2%, to approximately $13,385,000 compared to advertising expenses of approximately $10,953,000 for the six months ended September 30, 2003. The increase in advertising expenses for the three and six months ended September 30, 2004 was due to the Company's plan to commit certain amounts specifically designated towards television, direct mail/print and on-line advertising to stimulate sales, create brand awareness, and acquire new customers. The advertising costs of acquiring a new customer for the quarter ended September 30, 2004 was $37, compared to $27 for the same quarter the prior year and for the six months ended September 30, 2004, the advertising cost of acquiring a new customer was $39, compared to $27 for the same period prior year. We attribute this decrease in advertising efficiency to the change in the advertising media mix caused by a shortage of television advertising due to the strengthening economy and the presidential elections. The decrease in advertising efficiency may also be attributable to increased competition from both veterinarians and traditional and on-line retailers. As a percentage of sales, advertising expense was 19.6% and 17.8% for the three months ended September 30, 2004 and 2003 and 20.9% and 19.8% for the six months ended September 30, 2004 and 2003, respectively. The Company expects advertising as a percentage of sales to range from approximately 18.0% to 22.0% in fiscal 2005. However, that advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.

Depreciation and amortization expenses
--------------------------------------

  Depreciation and amortization expenses increased by approximately $23,000, or 17.6%, to approximately $155,000 for the quarter ended September 30, 2004, from approximately $132,000 for the quarter ended September 30, 2003. For the six months ended September 30, 2004, depreciation and amortization expenses increased by approximately $55,000, or 21.2%, to approximately $314,000 compared to depreciation and amortization expenses of approximately $259,000 for the six months ended September 30, 2003. This increase to depreciation and amortization expense for three and six months ended September 30, 2004 can be attributed to increased property and equipment additions.

Interest income
---------------

  Interest income increased by approximately $12,000, or 269.2%, to approximately $17,000 for the quarter ended September 30, 2004, from approximately $5,000 for the quarter ended September 30, 2003. For the six months ended September 30, 2004, interest income increased by approximately $15,000, or 221.1%, to approximately $22,000 compared to interest income of approximately $7,000 for the six months ended September 30, 2003. Interest income may decrease in future quarters as the Company utilizes its cash balances to increase inventory levels.

Provision for income taxes
--------------------------

  The Company had incurred significant net losses since its inception in 1996, through the quarter ended September 30, 2001. These losses have resulted in net operating loss carryforwards, which have been used by the Company to offset its tax liabilities. For the fiscal year ended March 31, 2002, the Company recorded a full valuation allowance against the deferred income tax assets, created by net operating losses, since future utilization of these assets was subject to the Company's ability to generate taxable income. For the fiscal year ended March 31, 2003, the Company recognized a deferred income tax asset of approximately $581,000, due to the fact that the Company had demonstrated the ability to generate taxable income. There are no guarantees that the Company will be able to utilize all future net operating loss carryforwards unless the Company generates taxable income. For the quarters ended September 30, 2004 and 2003, the Company recorded an income tax provision for approximately $1,064,000 and $1,114,000, respectively, to provide for taxable income as the utilization of net operating loss carryforwards is limited.

Liquidity and Capital Resources

   The Company's working capital at September 30, 2004 and March 31, 2004 was $16,964,000 and $11,338,000, respectively. The $5,626,000 increase in working capital was primarily attributable to cash flow generated from operations and the exercise of stock options. Net cash provided by operating activities was $6,596,000 and $2,790,000 for the six months ended September 30, 2004 and 2003, respectively. Net cash used in investing activities was $111,000 and $232,000 for the six months ended September 30, 2004 and 2003, respectively. Net cash provided by financing was $1,025,000 and $1,151,000 for the six months ended September 30, 2004 and 2003, respectively.

  The Company maintains a $6,000,000 line of credit, which upon 30 days notice has a provision to increase the line to $7,500,000, effective through November 2, 2005. The interest rate is at the published thirty day London Interbank Offered Rates ("LIBOR") plus 1.50% (3.34% at September 30,
2004), and contains various financial and operating covenants. At September 30, 2004 and 2003, there was no outstanding balance under the line of credit agreement.

  On July 25, 2003 the Company signed an amendment to its current lease agreement to obtain an additional 8,000 square feet, with an option to add another 3,600 square feet, to its current 32,000 square foot facility, which became available on October 1, 2003. This addition to the warehouse was necessary to increase the Company's capacity to store additional inventory during our peak season. As of September 30, 2004 the Company had no other outstanding lease commitments. The Company's sources of working capital include the line of credit, cash from operations, and the exercise of stock options and warrants. For the remainder of fiscal 2005, the Company has approximately $170,000 planned for capital expenditure to maintain existing capital assets and to add additional computer equipment to further the Company's growth. These capital expenditures will be funded through cash from operations.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

  Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, line of credit, and debt obligations. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. As of September 30, 2004 the Company had no outstanding debt obligations.

  We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risk. Our exposure to market risk for changes in interest rates relates primarily to our obligations under our line of credit. As of November 5, 2004, there was no outstanding balance under the line of credit agreement. A ten percent increase in short-term interest rates on the variable rate debts outstanding as of November 5, 2004 would not have a material impact on our quarterly interest expense, assuming the amount of debt outstanding remains constant.

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

Item 4.   Controls and Procedures.

The Company's management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended September 30, 2004, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls over financial reporting during the period covered by this report.

PART II - OTHER INFORMATION


Item 1.     Legal Proceedings.

None


Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.


Item 3.     Defaults Upon Senior Securities

None


Item 4.     Submission of Matters to a Vote of Security Holders.

We held our annual stockholders' meeting in Pompano Beach, Florida on August 6, 2004. Stockholders voted:

     1. To elect six directors to the board of directors, to serve until the next annual meeting of stockholders or until the director is succeeded by another director who has been elected;

     2. To ratify the appointment of Goldstein Golub Kessler LLP, as independent auditors.

  With a majority of the outstanding shares voting either by proxy or in person, the stockholders approved the proposals, voting as follows:

Proposal 1.                          For           Against
-----------                     ------------    -------------
Election of directors:
  Menderes Akdag                 21,092,900           21,180
  Frank J. Formica               14,258,193        6,862,631
  Gian Fulgoni                   14,263,900        6,855,200
  Ronald J. Korn                 14,263,900        6,854,874
  Marc Puleo, M.D.               20,294,155          946,115
  Robert C. Schweitzer           14,253,900        6,865,100

Proposal 2.                          For           Against          Abstain
-----------                     ------------    -------------    ------------
To ratify the appointment of
  Goldstein, Golub Kessler LLP,
  as independent auditors.       21,078,319           30,229          10,340

Item 5.     Other Information.

None

Item 6.     Exhibits.

(a)    The following exhibits are filed as part of this report.

31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant's Report on Form 10-Q for the quarter ended September 30, 2004, Commission File No. 000-28827).

31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant's Report on Form 10-Q for the quarter ended September 30, 2004, Commission File No. 000-28827).

32.1   Certification Pursuant to 18 U.S.C. Section 1350, as adopted
       Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant's Report on Form 10-Q for the quarter ended September 30, 2004, Commission File No. 000-28827).

10.12 New $6.0 million Line of Credit Agreement with RBC Centura Bank (filed herewith to Exhibit 10.12 of the Registrant's Report on Form 10-Q for the quarter ended September 30, 2004, Commission File
       No. 000-28827).

                                SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.
 (The "Registrant")

Date: November 5, 2004

By: /s/  Menderes Akdag
   -----------------------------------
         Menderes Akdag

   Chief Executive Officer
   (principal executive officer)

By: /s/  Bruce S. Rosenbloom
   -----------------------------------
         Bruce S. Rosenbloom

   Chief Financial Officer
   (principal financial and accounting officer)

_________________________________________________________________

_________________________________________________________________



                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


                     _______________________



                       PETMED EXPRESS, INC


                     _______________________



                            FORM 10-Q


                     FOR THE QUARTER ENDED:

                       SEPTEMBER 30, 2004



                     _______________________


                            EXHIBITS

                     _______________________









_________________________________________________________________
_________________________________________________________________

                          EXHIBIT INDEX

                                                  Number of   Incorporated
Exhibit           Description                        Pages          By
Number                                           in Original    Reference
                                                   Document
           Certification of Principal
 31.1      Executive Officer Pursuant to              1          **
           Section 302 of the Sarbanes-Oxley
           Act of 2002

           Certification of Principal
 31.2      Financial Officer Pursuant to              1          **
           Section 302 of the Sarbanes-Oxley
           Act of 2002

           Certification Pursuant to 18
 32.1      U.S.C. Section 1350, as adopted            1          **
           Pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002

           New $6.0 million Line of Credit
10.12      Agreement with RBC Centura Bank           29          **


** Filed herewith