Form 10-Q
period 2004-12-31
PETMED EXPRESS INC
filed 2005-02-07
CIK 1040130

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549

                            FORM 10-Q

                           (Mark One)

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2004
                                        -----------------

                               or

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

              Yes [ ]                     No [X]

             APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 23,456,223 Common Shares, $.001 par value per share at February 4, 2005.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

              PETMED EXPRESS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      December 31,     March 31,
                                                         2004            2004
                                                      (UNAUDITED)
                                                     -------------   ------------
                          ASSETS
                          ------

Current assets:
   Cash and cash equivalents                         $   7,826,020   $  3,278,926
   Accounts receivable, less allowance for
     doubtful accounts of $5,998 and $22,987,
     respectively                                          298,437      1,133,301
   Inventories - finished goods                         13,456,217     11,179,858
   Prepaid expenses and other current assets               296,165        232,218
                                                     -------------   ------------
          Total current assets                          21,876,839     15,824,303

   Property and equipment, net                           1,373,988      1,688,327
   Deferred income taxes                                   658,811        581,356
   Intangible asset                                        365,000        365,000
   Other assets                                             14,167         21,822
                                                     -------------   ------------
Total assets                                         $  24,288,805   $ 18,480,808
                                                     =============   ============

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

Current liabilities:
   Accounts payable                                  $   1,574,568   $  3,273,062
   Income taxes payable                                    545,934        422,445
   Accrued expenses and other current liabilities          534,579        722,350
   Loan obligation                                            -            68,442
                                                     -------------   ------------
Total liabilities                                        2,655,081      4,486,299
                                                     -------------   ------------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.001 par value, 5,000,000
     shares authorized;  2,500 convertible shares
     issued and outstanding with a liquidation
     preference of $4 per share                              8,898          8,898
   Common stock, $.001 par value, 40,000,000
     shares authorized; 23,418,723 and 21,860,057
     shares issued and outstanding, respectively            23,419         21,860
   Additional paid-in capital                           11,914,777      9,864,025
   Retained earnings                                     9,686,630      4,099,726
                                                     -------------   ------------

          Total shareholders' equity                    21,633,724     13,994,509
                                                     -------------   ------------

Total liabilities and shareholders' equity           $  24,288,805   $ 18,480,808
                                                     =============   ============


              See accompanying notes to condensed
              consolidated financial statements

              PETMED EXPRESS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)

                                                Three Months Ended           Nine Months Ended
                                                   December 31,                December 31,
                                                2004           2003         2004          2003
                                            ------------  ------------  ------------  ------------
Sales                                       $ 20,782,837  $ 17,169,571  $ 84,826,062  $ 72,526,362
Cost of sales                                 12,337,310    10,119,515    50,905,585    43,448,019
                                            ------------  ------------  ------------  ------------

Gross profit                                   8,445,527     7,050,056    33,920,477    29,078,343
                                            ------------  ------------  ------------  ------------

Operating expenses:
      General and administrative               2,541,197     2,318,094     8,734,370     8,057,719
      Advertising                              2,628,090     2,618,149    16,012,910    13,571,119
      Depreciation and amortization              146,609       137,705       460,962       397,105
                                            ------------  ------------  ------------  ------------
 Total operating expenses                      5,315,896     5,073,948     25,208,242   22,025,943
                                            ------------  ------------  ------------  ------------

 Income from operations                        3,129,631     1,976,108     8,712,235     7,052,400
                                            ------------  ------------  ------------  ------------

 Other income (expense)
      Interest expense                              -           (4,213)         (880)       (8,420)
      Interest income                             33,409         2,085        55,414         8,939
      Other, net                                     906            90         2,317         1,076
                                            ------------  ------------  ------------  ------------
 Total other income (expense)                     34,315        (2,038)       56,851         1,595
                                            ------------  ------------  ------------  ------------

 Income before provision for income taxes      3,163,946     1,974,070     8,769,086     7,053,995

 Provision for income taxes                    1,206,835       750,146     3,182,182     2,579,299
                                            ------------  ------------  ------------  ------------

 Net income                                 $  1,957,111  $  1,223,924  $  5,586,904  $  4,474,696
                                            ============  ============  ============  ============

 Net income per common share:
       Basic                                $       0.08  $       0.06  $       0.25  $       0.23
                                            ============  ============  ============  ============
       Diluted                              $       0.08  $       0.05  $       0.23  $       0.19
                                            ============  ============  ============  ============

 Weighted average number of
   common shares outstanding:
       Basic                                  23,266,549    19,631,732    22,670,044    19,339,370
                                            ============  ============  ============  ============
       Diluted                                23,903,297    23,739,336    23,867,698    23,333,622
                                            ============  ============  ============  ============


                  See accompanying notes to condensed
                   consolidated financial statements

              PETMED EXPRESS, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                                                                     Nine Months Ended
                                                                        December 31,
                                                                     2004          2003
                                                                -------------   ------------
Cash flows from operating activities:
  Net income                                                    $   5,586,904   $  4,474,696
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                   460,962        397,105
      Tax benefit related to stock options exercised                  826,476        486,151
      Deferred income taxes                                           (77,455)          -
      Bad debt expense                                                (14,530)        (7,959)
      (Increase) decrease in operating assets and liabilities:
         Accounts receivable                                          849,394        226,327
         Inventory                                                 (2,276,359)    (9,346,134)
         Prepaid expenses and other current assets                    (63,947)       248,431
         Other assets                                                   7,655        178,333
         Accounts payable                                          (1,698,494)       (34,522)
         Income taxes payable                                         123,489        387,865
         Accrued expenses and other current liabilities             (187,771)       (109,743)
                                                                -------------   ------------
Net cash provided by (used in) operating activities                 3,536,324     (3,099,450)
                                                                -------------   ------------

Cash flows from investing activities:
  Purchases of property and equipment                                (146,623)      (325,407)
                                                                -------------   ------------
Net cash used in investing activities                                (146,623)      (325,407)
                                                                -------------   ------------

Cash flows from financing activities:
  Proceeds from the exercise of stock options and
    warrants and other transactions                                 1,225,835      1,193,346
  Borrowings on the line of credit                                       -         1,300,000
  Payments on loan obligation                                         (68,442)       (51,332)
                                                                -------------   ------------
Net cash provided by financing activities                           1,157,393      2,442,014
                                                                -------------   ------------

Net increase (decrease) in cash and cash equivalents                4,547,094       (982,843)
Cash and cash equivalents, at beginning of period                   3,278,926        984,169
                                                                -------------   ------------

Cash and cash equivalents, at end of period                     $   7,826,020   $      1,326
                                                                =============   ============

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $         802   $      7,238
                                                                =============   ============
  Cash paid for income taxes                                    $   2,309,672   $  1,659,141
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

  The Company markets its products through national television, on-line and direct mail/print advertising campaigns, which aim to increase the recognition of the "1-800-PetMeds" brand name, increase traffic on its web site at www.1800PetMeds.com , acquire new customers, and maximize repeat purchases. The Company's executive offices are located in Pompano Beach, Florida.

  The Company's fiscal year end is March 31, and references herein to fiscal 2005 or 2004 refer to the Company's fiscal years ending March 31, 2005 and 2004, respectively.

Basis of Presentation and Consolidation
---------------------------------------

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company, after elimination of intercompany accounts and transactions, at December 31, 2004 and the statements of income for the three and nine months ended December 31, 2004 and 2003 and cash flows for the nine months ended December 31, 2004 and 2003. The results of operations for the three and nine months ended December 31, 2004 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2005. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2004. The condensed consolidated financial statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated upon consolidation.

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

Recently Issued Accounting Standards
------------------------------------

  In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). This standard becomes effective for the Company on July 1, 2005. The Company will adopt SFAS 123R no later than the beginning of the Company's second quarter ending September 30, 2005.

  Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

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

  The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:



                                                  Three Months Ended              Nine Months Ended
                                                      December 31,                   December 31,
                                                  2004           2003            2004           2003
                                              ------------   ------------   ------------   ------------
Net income (numerator):

  Net income                                  $  1,957,111   $  1,223,924   $  5,586,904   $  4,474,696
                                              ============   ============   ============   ============
Shares (denominator):
  Weighted average number of common shares
    outstanding used in basic computation       23,266,549     19,631,732     22,670,044     19,339,370
  Common shares issuable upon exercise
    of stock options and warrants                  626,623      4,097,479      1,187,529      3,984,127
  Common shares issuable upon conversion
    of preferred shares                             10,125         10,125         10,125         10,125
                                              ------------   ------------   ------------   ------------
  Shares used in diluted computation            23,903,297     23,739,336     23,867,698     23,333,622
                                              ============   ============   ============   ============

Net income per common share:

  Basic                                       $       0.08   $       0.06   $       0.25   $       0.23
                                              ============   ============   ============   ============
  Diluted                                     $       0.08   $       0.05   $       0.23   $       0.19
                                              ============   ============   ============   ============




  For the three and nine months ended December 31, 2004 and 2003, 485,500 and 55,000 shares of common stock options, with a weighted average exercise price of $9.69 and $7.95, respectively, were excluded from the diluted net income per share computation as their exercise prices were greater than the average market price of the common shares for the period.

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

                                                  Three Months Ended             Nine Months Ended
                                                     December 31,                  December 31,
                                                  2004           2003           2004           2003
                                              ------------   ------------   ------------   ------------
Reported net income:                          $  1,957,111   $  1,223,924   $  5,586,904   $  4,474,696

Deduct: total stock-based employee
compensation expense determined under
fair-value based method for all awards,
net of related tax effects                         132,928         77,070        366,282        198,999
                                              ------------   ------------   ------------   ------------

Pro forma net income:                         $  1,824,183   $  1,146,854   $  5,220,622   $  4,275,697
                                              ============   ============   ============   ============

Reported basic net income per share:          $       0.08   $       0.06   $       0.25   $       0.23
                                              ============   ============   ============   ============

Pro forma basic net income per share:         $       0.08   $       0.06   $       0.23   $       0.22
                                              ============   ============   ============   ============

Reported diluted net income per share:        $       0.08   $       0.05   $       0.23   $       0.19
                                              ============   ============   ============   ============

Pro forma diluted net income per share:       $       0.08   $       0.05   $       0.22   $       0.18
                                              ============   ============   ============   ============


Note 4:  Line of Credit

  The Company's $5,000,000 line of credit with SouthTrust Bank, N.A. expired on August 28, 2004. On November 2, 2004 the Company signed a new $6,000,000 line of credit agreement with RBC Centura Bank. The $6,000,000 line of credit, which upon 30 days notice has a provision to increase the line to $7,500,000, is effective through November 2, 2005, and the interest rate is at the published thirty day London Interbank Offered Rates ("LIBOR") plus 1.50% (3.90% at December 31, 2004), and contains various financial and operating covenants. At December 31, 2004, there was no outstanding balance under the line of credit agreement.


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

  From August 17, 2004 until October 12, 2004 six shareholder class action lawsuits were filed in the United States District Court for the Southern District of Florida against PetMed Express, Inc. and certain of the Company's officers and directors for alleged violations of the federal securities laws. These complaints alleged violations of the anti-fraud provision contained in Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, thereunder and asserted violations of
Section 20(a) of that act against the individual defendants as controlling persons. The actions purported to be brought on behalf of purchasers of the Company's common stock between June 18, 2003 and July 26, 2004, and the complaints generally alleged that the defendants made false or misleading statements concerning the Company's business, prospects, and operations and failed to disclose, among other things, (1) that the Company's business allegedly depends on veterinarians, who are the Company's competitors, to authorize prescriptions, (2) that the Company's business model, which, in part, requires veterinarians to authorize prescriptions, caused veterinarians to incur certain costs and burdens, which were supposedly shifted from the Company to the veterinarians, (3) the existence of a supposed increase in veterinarian refusals to comply with Company requests for prescription authorization, (4) the Company's alleged inability to guarantee the quality of, and maintain control over, pet medications and the negative impact this was having on veterinarian willingness to authorize prescriptions, and (5) that the foregoing allegations were adversely impacting the Company. The complaints also alleged that the individual defendants were motivated to engage in the alleged violations so that they could affect sales of their shares of the Company's common stock at artificially inflated prices. The plaintiffs sought unspecified monetary damages.

  On February 1, 2005, the six shareholder class action lawsuits against PetMed Express, Inc. and certain of the Company's officers and directors were voluntarily dismissed by the plaintiffs without prejudice.

Routine Proceedings
-------------------

  The Company is a party to routine litigation and administrative complaints incidental to its business. Management does not believe that the resolution of any or all of such routine litigation and administrative complaints is likely to have a material adverse effect on the Company's financial condition or results of operations. The Company has settled complaints that had been filed with various states' pharmacy boards in the past. There can be no assurances made that other states will not attempt to take similar actions against the Company in the future.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.
          -------------------------------------------------

Executive Summary
-----------------

  PetMed Express was incorporated in the state of Florida in January 1996. The Company's common stock is traded on the Nasdaq National Market ("NASDAQ") under the symbol "PETS." Prior to the move to the NASDAQ, the Company's shares had been traded on the over-the-counter bulletin board. The Company began selling pet medications and other pet health products in September 1996, and issued its first catalog in the fall of 1997. This catalog displayed approximately 1,200 items, including prescription and non-prescription pet medications, other pet health products and pet accessories. In fiscal 2001, the Company focused its product line on approximately 600 of the most popular pet medications and other health products for dogs and cats. The Company markets its products through national television, on-line, and direct mail/print advertising campaigns which direct consumers to order by phone or on the Internet, and aim to increase the recognition of the "1-800-PetMeds" brand name. Currently, approximately 53% of all sales are generated via the Internet.

  The Company's sales consist of products sold mainly to retail consumers and minimally to wholesale customers. Typically, the Company's customers pay by credit card or check at the time the order is shipped. The Company usually receives cash settlement in one to three banking days for sales paid by credit cards, which minimizes the accounts receivable balances relative to the Company's sales. Certain wholesale customers are extended credit terms, which usually require payment within 30 days of delivery. The Company's sales returns average was approximately 1.4% and 1.5% of sales for the quarters ended on December 31, 2004 and 2003, respectively. The twelve month average purchase was approximately $75 and $72 per order, and the three month average purchase was approximately $73 and $70 per order for the quarters ended December 31, 2004 and 2003, respectively.

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

  The majority of the Company's sales are paid by credit cards and the Company usually receives the cash settlement in one to three banking days. Credit card sales minimize accounts receivable balances relative to sales. The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from the customers' inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends. At December 31, 2004 and 2003 the allowance for doubtful accounts was approximately $6,000 and $9,000, respectively.

Valuation of inventory
----------------------

  Inventories consist of prescription and non-prescription pet medications that are available for sale and are priced at the lower of cost or market value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. At December 31, 2004 and 2003 the inventory reserve was approximately $275,000 and $278,000, respectively.

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

Advertising
-----------

  The Company's advertising expense consists primarily of television advertising, internet marketing, and direct mail/print advertising. Television costs are expensed as the advertisements are televised and direct mail costs are expensed when the related print materials are produced, distributed or superseded.

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

Results of Operations
---------------------

  The following should be read in conjunction with the Company's condensed consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain items appearing in the Company's condensed consolidated statements of income.


                                              Three Months Ended             Nine Months Ended
                                                 December 31,                  December 31,
                                              2004           2003           2004           2003
                                          ------------   ------------   ------------   ------------
Sales                                            100.0 %        100.0 %        100.0 %        100.0 %
Cost of sales                                     59.4           58.9           60.0           59.9
                                          ------------   ------------   ------------   ------------
Gross profit                                      40.6           41.1           40.0           40.1
                                          ------------   ------------   ------------   ------------

Operating expenses:
  General and administrative                      12.2           13.5           10.3           11.1
  Advertising                                     12.6           15.3           18.9           18.7
  Depreciation and amortization                    0.7            0.8            0.5            0.6
                                          ------------   ------------   ------------   ------------
Total operating expenses                          25.5           29.6           29.7           30.4
                                          ------------   ------------   ------------   ------------

Income from operations                            15.1           11.5           10.3            9.7
                                          ------------   ------------   ------------   ------------

Total other income                                 0.1             -              -              -
                                          ------------   ------------   ------------   ------------

Income before provision for income taxes          15.2           11.5           10.3            9.7

Provision for income taxes                         5.8            4.4            3.7            3.5
                                          ------------   ------------   ------------   ------------

Net income                                         9.4            7.1            6.6            6.2
                                          ============   ============   ============   ============

Three Months Ended December 31, 2004 Compared With Three Months
Ended December 31, 2003, and Nine Months Ended December 31, 2004
Compared With Nine Months Ended December 31, 2003
----------------------------------------------------------------

Sales
-----

  Sales increased by approximately $3,613,000, or 21.0% to approximately $20,783,000 for the quarter ended December 31, 2004, from approximately $17,170,000 for the quarter ended December 31, 2003. For the nine months ended December 31, 2004, sales increased by approximately $12,300,000, or 17.0%, to approximately $84,826,000 compared to sales of approximately $72,526,000 for the nine months ended December 31, 2003. The increase in sales for the three and nine months ended December 31, 2004 can be primarily attributed to increased retail reorders sales for the nine months, partially offset by decreased retail new order sales during the first six months of the fiscal year.

  The Company has committed certain amounts specifically designated towards television, direct mail/print and on-line advertising to stimulate sales, create brand awareness, and acquire new customers. Retail reorder sales have increased by approximately $3,118,000, or 27.4%, to approximately $14,502,000 for the three months ended December 31, 2004, from approximately $11,384,000 for the three months ended December 31, 2003. Retail reorder sales have increased by approximately $14,876,000, or 40.4%, to approximately $51,673,000 for the nine months ended December 31, 2004, from approximately $36,797,000 for the nine months ended December 31, 2003. Retail new order sales have increased by approximately $65,000, or 1.1%, to approximately $5,769,000 for the three months ended December 31, 2004, from approximately 5,704,000 for the three months ended December 31, 2003. Retail new order sales have decreased by approximately $3,822,000, or 10.8%, to approximately $31,591,000 for the nine months ended December 31, 2004, from approximately $35,413,000 for the nine months ended December 31, 2003. Wholesale sales have increased by approximately $430,000, or 524.6%, to approximately $512,000 for the three months ended December 31, 2004, from approximately $82,000 for the three months ended December 31, 2003. Wholesale sales have increased by approximately $1,246,000, or 394.6%, to approximately $1,562,000 for the nine months ended December 31, 2004, from approximately $316,000 for the nine months ended December 31, 2003.

  The Company acquired approximately 85,000 new customers for the quarter ended December 31, 2004, compared to approximately 82,000 new customers for the same period prior year. For the nine months ended December 31, 2004 the Company acquired approximately 430,000 new customers, compared to approximately 482,000 new customers for the same period prior year.

  The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm and flea and tick medications. Industry seasonality trends, according to Fountain Agricounsel LLC, Management Consultants to Agribusiness, reflect industry sales by quarter. For the quarters ended June 30, September 30, December 31, and March 31 industry sales are approximately 37%, 28%, 16%, and 19%, respectively. For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2004, the Company's sales were approximately 32%, 27%, 18%, and 23%, respectively.

Cost of sales
-------------

  Cost of sales increased by approximately $2,217,000, or 21.9%, to approximately $12,337,000 for the quarter ended December 31, 2004, from approximately $10,120,000 for the quarter ended December 31, 2003. For the nine months ended December 31, 2004, cost of sales increased by approximately $7,458,000, or 17.2%, to approximately $50,906,000 compared to cost of sales of approximately $43,448,000 for the nine months ended December 31, 2003. The increase in cost of sales for the three and nine months ended December 31, 2004 is directly related to the increase in sales. As a percent of sales, the cost of sales was 59.4% and 58.9% for the three months ended December 31, 2004 and 2003, respectively. The percentage increase is attributed to increases in our product pricing, offset by greater increases in our product cost. The percentage increase was also affected by the increase in wholesale sales which has a higher cost of sales percentage.

Gross profit
------------

  Gross profit increased by approximately $1,396,000, or 19.8%, to approximately $8,446,000 for the quarter ended December 31, 2004, from approximately $7,050,000 for the quarter ended December 31, 2003. For the nine months ended December 31, 2004, gross profit increased by approximately $4,842,000, or 16.7%, to approximately $33,920,000 compared to gross profit of approximately $29,078,000 for the nine months ended December 31, 2003. Gross profit as a percentage of sales was 40.6% and 41.1% for the three months ended December 31, 2004 and 2003, respectively. The percentage decrease can be attributed to increases to our product cost, partially offset by increases in our product pricing. The percentage decrease was also affected by the increase in wholesale sales which has a lower gross profit percentage.

General and administrative expenses
-----------------------------------

  General and administrative expenses increased by approximately $223,000, or 9.6%, to approximately $2,541,000 for the quarter ended December 31, 2004, from approximately $2,318,000 for the quarter ended December 31, 2003. The increase in general and administrative expenses for the three months ended December 31, 2004 was primarily due to the following: a $125,000 increase to bank service and credit card fees, which can be directly attributed to increased sales; a $124,000 increase to professional fees, primarily relating to increase in legal fees; a $19,000 increase to office expenses and a $7,000 increase to other expenses. Offsetting the increase were a $34,000 reduction to telephone expenses; and an $18,000 reduction to property expenses.

  For the nine months ended December 31, 2004, general and administrative expenses increased by approximately $676,000, or 8.4%, to approximately $8,734,000 compared to general and administrative expenses of approximately $8,058,000 for the nine months ended December 31, 2003. The increase in general and administrative expenses for the nine months ended December 31, 2004 was primarily due to the following: a $367,000 increase to payroll expenses which can be attributed to the addition of new employees in the customer service and pharmacy departments enabling the company to sustain its growth; a $292,000 increase to bank service and credit card fees, which can be directly attributed to increased sales; a $77,000 increase to insurance expense, relating to increases to insurance policy limits; a $62,000 increase to property expenses, relating to additional rent due to our warehouse expansion; and a $48,000 increase to other expenses. Offsetting the increase were a $139,000 reduction to telephone expenses and a $31,000 reduction to professional fees, primarily relating to a reduction in legal fees.

Advertising expenses
--------------------

  Advertising expenses increased by approximately $10,000, or 0.4%, to approximately $2,628,000 for the quarter ended December 31, 2004, from approximately $2,618,000 for the quarter ended December 31, 2003. For the nine months ended December 31, 2004, advertising expenses increased by approximately $2,442,000, or 18.0%, to approximately $16,013,000 compared to advertising expenses of approximately $13,571,000 for the nine months ended December 31, 2003. The increase in advertising expenses for the three and nine months ended December 31, 2004 was due to the Company's plan to commit certain amounts specifically designated towards television, direct mail/print and on-line advertising to stimulate sales, create brand awareness, and acquire new customers. The advertising costs of acquiring a new customer for the quarter ended December 31, 2004 was $31, compared to $32 for the same quarter the prior year and for the nine months ended December 31, 2004, the advertising cost of acquiring a new customer was $37, compared to $28 for the same period prior year. We attribute this decrease in advertising efficiency for the nine months ended December 31, 2004 compared to 2003 to the change in the advertising media mix caused by a shortage of television advertising inventory due to increased advertiser demand resulting from the strengthening economy and the presidential election. The decrease in advertising efficiency may also be attributable to increased competition from both veterinarians and traditional and on-line retailers. As a percentage of sales, advertising expense was 12.6% and 15.3% for the three months ended December 31, 2004 and 2003 and 18.9% and 18.7% for the nine months ended December 31, 2004 and 2003, respectively. The Company expects advertising as a percentage of sales to range from approximately 18.0% to 22.0% in fiscal 2005. However, that advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.

Depreciation and amortization expenses
--------------------------------------

  Depreciation and amortization expenses increased by approximately $9,000, or 6.5%, to approximately $147,000 for the quarter ended December 31, 2004, from approximately $138,000 for the quarter ended December 31, 2003. For the nine months ended December 31, 2004, depreciation and amortization expenses increased by approximately $64,000, or 16.1%, to approximately $461,000 compared to depreciation and amortization expenses of approximately $397,000 for the nine months ended December 31, 2003. This increase to depreciation and amortization expenses for three and nine months ended December 31, 2004 can be attributed to increased property and equipment additions.

Interest income
---------------

  Interest income increased by approximately $31,000, or 1502%, to approximately $33,000 for the quarter ended December 31, 2004, from approximately $2,000 for the quarter ended December 31, 2003. For the nine months ended December 31, 2004, interest income increased by approximately $46,000, or 519.9%, to approximately $55,000 compared to interest income of approximately $9,000 for the nine months ended December 31, 2003. The increase in interest income can be attributed to increases in the Company's cash balance, which is swept into an interest bearing overnight account. Interest income may decrease in future quarters as the Company utilizes its cash balances to increase inventory levels.

Provision for income taxes
--------------------------

  For the fiscal year ended March 31, 2003, the Company recognized a deferred income tax asset of approximately $581,000, due to the fact that the Company had demonstrated the ability to generate taxable income. In the quarter ended December 31, 2004 the Company increased the deferred income tax asset to approximately $659,000. For the quarters ended December 31, 2004 and 2003, the Company recorded an income tax provision for approximately $1,207,000 and $750,000, and for the nine months ended December 31, 2004 and 2003, the Company recorded an income tax provision for approximately $3,182,000 and $2,579,000, respectively to provide for taxable income as the utilization of net operating loss carryforwards is limited. For the quarters ended December 31, 2004 and 2003, the Company's effective tax rate was 38.1% and 38.0%, and for the nine months ended December 31, 2004 and 2003 the effective tax rate was 36.3% and 36.6%, respectively.


Liquidity and Capital Resources

   The Company's working capital at December 31, 2004 and March 31, 2004 was $19,222,000 and $11,338,000, respectively. The
$7,884,000 increase in working capital was primarily attributable to cash flow generated from operations and the exercise of stock options and warrants. For the nine months ended December 31, 2004 net cash provided by operating activities was $3,536,000, as compared to net cash used in operating activities of $3,099,000 for the nine months ended December 31, 2003. Net cash used in investing activities was $147,000 and $325,000 for the nine months ended December 31, 2004 and 2003, respectively. Net cash provided by financing was $1,157,000 and $2,442,000 for the nine months ended December 31, 2004 and 2003, respectively.

  The Company maintains a $6,000,000 line of credit, which upon 30 days notice has a provision to increase the line to $7,500,000, effective through November 2, 2005. The interest rate is at the published thirty day London Interbank Offered Rates ("LIBOR") plus 1.50% (3.90% at December 31, 2004), and contains various financial and operating covenants. At December 31, 2004, there was no outstanding balance under the line of credit agreement. However, as of December 31, 2003, there was a $1,300,000 balance under the line of credit agreement.

  On July 25, 2003 the Company signed an amendment to its current lease agreement to obtain an additional 8,000 square feet, with an option to add another 3,600 square feet, to its current 32,000 square foot facility, which became available on October 1, 2003. This addition to the warehouse was necessary to increase the Company's capacity to store additional inventory during our peak season. As of December 31, 2004 the Company had no other outstanding lease commitments. The Company's sources of working capital include the line of credit, cash from operations, and the exercise of stock options and warrants. For the remainder of fiscal 2005, the Company has approximately $134,000 planned for capital expenditure to maintain existing capital assets and to add additional computer equipment to further the Company's growth. These capital expenditures will be funded through cash from operations.

  The Company presently has no need for other alternative sources of working capital and at this time, have no commitments or plans to obtain additional capital. If in the future, the Company seeks to raise additional capital through the sale of equity securities, no assurances can be given that the Company will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to the Company. Further, there can be no assurances that even if such additional capital is obtained that the Company will sustain profitability or positive cash flow.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         ----------------------------------------------------------

  Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, line of credit, and debt obligations. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. As of December 31, 2004 the Company had no outstanding debt obligations.

  We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risk. Our exposure to market risk for changes in interest rates relates primarily to our obligations under our line of credit. As of February 4, 2005, there was no outstanding balance under the line of credit agreement. A ten percent increase in short-term interest rates on the variable rate debts outstanding as of February 4, 2005 would not have a material impact on our quarterly interest expense, assuming the amount of debt outstanding remains constant.

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


Item 4.  Controls and Procedures.
         -----------------------

The Company's management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended December 31, 2004, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls over financial reporting during the period covered by this report.

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.
          ----------------

None


Item 2.   Unregistered Sales of Equity Securities and Use of
          Proceeds.
          -------------------------------------------------

None.


Item 3.   Defaults Upon Senior Securities.
          -------------------------------

None


Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

None


Item 5.   Other Information.
          -----------------

None


Item 6.   Exhibits.
          --------

(a)    The following exhibits are filed as part of this report.

31.1   Certification of Principal Executive Officer Pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant's Report on Form 10-Q for the quarter ended December 31, 2004, Commission File No. 000-28827).

31.2   Certification of Principal Financial Officer Pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant's Report on Form 10-Q for the quarter ended December 31, 2004, Commission File No. 000-28827).

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant's
       Report on Form 10-Q for the quarter ended December 31, 2004, Commission File No. 000-28827).

                           SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.
 (The "Registrant")

Date: February 4, 2005

By: /s/  Menderes Akdag
   ------------------------------------
              Menderes Akdag

   Chief Executive Officer
   (principal executive officer)

By: /s/  Bruce S. Rosenbloom
   ------------------------------------
            Bruce S. Rosenbloom

   Chief Financial Officer
   (principal financial and accounting officer)

_________________________________________________________________

_________________________________________________________________



                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


                     _______________________



                       PETMED EXPRESS, INC


                     _______________________



                            FORM 10-Q


                     FOR THE QUARTER ENDED:

                        DECEMBER 31, 2004



                     _______________________


                            EXHIBITS

                     _______________________









_________________________________________________________________

_________________________________________________________________

                          EXHIBIT INDEX
                          -------------

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