Form 10-K
period 2005-03-31
PETMED EXPRESS INC
filed 2005-06-06
CIK 1040130

===========================================================================

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended March 31, 2005

                                 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                Commission File Number 000-28827
              _____________________________________

                       PETMED EXPRESS, INC.
             ---------------------------------------
            (Exact name of Registrant in its charter)

              FLORIDA                      65-0680967
     ------------------------------       ------------
    (State or other jurisdiction of      (IRS Employer
    incorporation or organization)    Identification No.)

     1441 S.W. 29th Avenue, Pompano Beach, Florida   33069
    --------------------------------------------------------
    (Address of principal executive offices)       (Zip Code)

    Registrant's telephone number, including area code: (954) 979-5995
                                                        --------------

    Securities registered under Section 12(b) of the Act:

 Title of each class          Name of each exchange on which registered
 --------------------         -----------------------------------------
    NONE

    Securities registered under Section 12(g) of the Act:

                COMMON STOCK, $.001 PAR VALUE
              _____________________________________

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

  The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter, was $61,167,000 (at September 30, 2004).

  The number of shares of the Registrant's common stock outstanding as of June 3, 2005 was 23,487,058.

               DOCUMENTS INCORPORATED BY REFERENCE

  Information to be set forth in our Proxy Statement relating to our 2005 Annual Meeting of Stockholders to be held on August 5, 2005 is incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this report.

===========================================================================

                      PETMED EXPRESS, INC.

                 2005 Annual Report on Form 10-K

                        TABLE OF CONTENTS

                                                                        Page
PART I.....................................................................1
 Item 1.   Business........................................................1
 Item 2.   Properties.....................................................10
 Item 3.   Legal Proceedings..............................................10
 Item 4.   Submission of Matters to a Vote of Security Holders............11
PART II...................................................................12
 Item 5.   Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities...........12
 Item 6.   Selected Financial Data........................................13
 Item 7.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations...............14
 Item 7A.  Quantitative and Qualitative Disclosures About
              Market Risk.................................................21
 Item 8.   Financial Statements and Supplementary Data....................22
 Item 9.   Changes in and Disagreements With Accountants
              on Accounting and Financial Disclosure......................40
 Item 9A.  Controls and Procedures........................................40
 Item 9B.  Other Information..............................................40
PART III..................................................................41
 Item 10.  Directors and Executive Officers of the Registrant.............41
 Item 11.  Executive Compensation.........................................41
 Item 12.  Security Ownership of Certain Beneficial Owners
              and Management and Related Stockholder Matters..............41
 Item 13.  Certain Relationships and Related Transactions.................41
 Item 14.  Principal Accounting Fees and Services.........................41
PART IV...................................................................42
 Item 15.  Exhibits, Financial Statement Schedules........................42
SIGNATURES................................................................44

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

  When  used  in  this Annual Report on Form  10-K,  "PetMed
Express,"  "1-800-PetMeds," "PetMed," "PetMed  Express.com,"
"the  Company,"   "we,"  "our," and  "us"  refer  to  PetMed
Express, Inc. and our subsidiaries.

ITEM 1. BUSINESS

General

  PetMed Express, Inc. and subsidiaries, d/b/a 1-800-PetMeds, is a leading nationwide pet pharmacy. The Company markets prescription and non-prescription pet medications, and other health products for dogs, cats, and horses direct to the consumer. The Company offers consumers an attractive alternative for obtaining pet medications in terms of convenience, price, and speed of delivery.

  The Company markets its products through national television, online and direct mail/print advertising campaigns, which aim to increase the recognition of the "1-800-PetMeds" brand name, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases. Our fiscal year end is March 31, our executive offices are located at 1441 S.W. 29th Avenue, Pompano Beach, Florida 33069, and our telephone number is
(954) 979-5995. The information contained on the Company's website is not part of our Annual Report.

Our Products

  We offer a broad selection of products for dogs, cats and horses. These products include a majority of the well-known brands of medication, such as Frontline[R], Advantage[R], Heartgard[R], Sentinel[R], Interceptor[R], Program[R],
Revolution[R], and Rimadyl[R]. Generally, our prices are discounted from the prices for medications charged by veterinarians.

  We research new products, and regularly select new products or the latest generation of existing products to become part of our product selection. In addition, we also refine our current products to respond to changing consumer-purchasing habits. Our website is designed to give us the flexibility to change featured products or promotions. Our product line provides customers with a wide variety of selections across the most popular health categories for dogs, cats and horses. Our current products include:

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

Sales

  The   following   table  provides  a  breakdown   of   the
percentage of our total sales by each category during the indicated periods:


                                           Year Ended March 31,
                                          2005    2004    2003
                                         ------  ------  ------

Non-prescription medications               69%     69%     64%
Prescription medications                   30%     30%     29%
Shipping and handling charges and other     1%      1%      7%
                                         ------  ------  ------
Total                                     100%    100%    100%
                                         ======  ======  ======



We  offer  our  products through three main sales  channels:
Internet, through our website, telephone contact center, through our toll-free number, and direct mail/print, through the 1-800-PetMeds catalog and postcards. We have designed both our catalog and website to provide a convenient, cost-effective and informative shopping experience that encourages consumers to purchase products important for a pet's health and quality of life. We believe that these multiple channels allow us to increase the visibility of our brand name and provide customers with increased shopping flexibility and service.

Internet

   We seek to combine our product selection and pet health information with the shopping ease of the Internet to deliver a convenient and personalized shopping experience. Our website offers health and nutritional product selections for dogs, cats and horses, supported by relevant editorial and easily obtainable or retrievable resource information. From our home page, customers can search our website for products and access resources on a variety of information on dogs, cats and horses. Customers can shop at our website by category, product line or individual product. We attracted approximately 5.6 million visitors to our website over the past 12 months (June 2004 to May 2005), approximately 14% of those visitors placed an order, and our website generated approximately 53% of our total sales for the same time period.

Telephone Contact Center

  We currently employ 92 customer care representatives in our contact center. Our customer care representatives receive and process inbound customer calls, facilitate our outbound campaigns around maximizing customers' reorders on a consistent basis, facilitate our live web chat and process customer e-mails. Our telephone system is equipped with certain features including pop-up screens and call blending capabilities that give us the ability to efficiently utilize our customer care representatives' time, providing quality customer care and service and support. Our customer care representatives receive a base salary and are rewarded with commissions for sales.

Direct Mail/Print

  The 1-800-PetMeds catalog is a full-color catalog that features approximately 400 of our most popular products. The catalog is produced by a combination of in-house writers, production artists and independent contractors. We mail catalogs and postcards in response to requests generated from our advertising and as part of direct mail campaigns.

  In  March  2004 the Company introduced a free  service  on its website, called, "ASK THE VET" which is located at www.1800petmeds.com. Pet owners or anyone else can ask a
--------------------
question and a veterinarian or pharmacist will personally answer it via email, most within 48 hours. Additionally, all questions and answers are conveniently available for viewing on the website, which lists over 30 categories on a wide range of pet-related issues. Subjects include allergies, fleas and ticks, heartworms and bone and joint care.

Our Customers

  Approximately 1,400,000 customers have purchased from us within the last two years. We attracted approximately 510,000 and 572,000 new customers in fiscal 2005 and 2004, respectively. Our customers are located throughout the United States, with approximately 51% of customers residing in California, Florida, Texas, New York, Pennsylvania, New Jersey, and Georgia. The average retail purchase was approximately $76.

  While our primary focus has been on retail customers, we have also sold various non-prescription medications wholesale to a variety of businesses, including pet stores, groomers and traditional brick and mortar stores in the United States. For the fiscal year ended March 31, 2005, the majority of our sales were made to retail customers with approximately 2% of our sales made to wholesale customers.

Marketing

  The goal of our marketing strategy is to build brand recognition, increase customer traffic, add new customers, build strong customer loyalty, maximize reorders and develop incremental revenue opportunities. We have an integrated marketing campaign that includes television advertising, direct mail/print and e-mail, and online marketing.

Television Advertising

  Our television advertising is designed to build brand equity, create awareness, and generate initial purchases of products via the telephone and the Internet. We have used :30 and :15 second television commercials to attract new customer orders, with the tagline "the 1-800-PetMeds difference, great savings, fast service, free shipping." Our television commercials typically focus on our ability to rapidly deliver to customers the same medications offered by veterinarians, but at reduced prices. We generally purchase advertising on national cable channels to target our key demographic groups. We believe that television advertising is particularly effective and instrumental in building brand awareness.

Direct Mail/Print and E-mail

  We use direct mail/print and e-mail to acquire customers and to remind our existing customers to reorder.

Online Marketing

  We supplement our traditional advertising with online advertising and marketing efforts. We are members of the LinkShare Network, which is an affiliate program with merchant clients and affiliate websites. This network is designed to develop and build a long-term, branded affiliate program in order to increase online sales and establish an Internet presence. The LinkShare Network enables us to establish link arrangements with other websites, as well as with portals and search engines. We also make our brand available to internet consumers by purchasing targeted keywords and achieving prominent placement on the top search engines and search engine networks, including Google, Microsoft Network, and Yahoo.

Operations

Purchasing

  We purchase our products from a variety of sources, including certain manufacturers, domestic distributors, and wholesalers. We have multiple suppliers for each of our products to obtain the lowest cost. We purchase the majority of our health and nutritional supplements directly from manufacturers. (See Risk Factors.) Having strong relationships with product manufacturers will ensure the availability of adequate volume of products ordered by our customers, and will enable us to provide more and better product information. Historically, substantially all the major manufacturers of prescription and non-prescription medications have declined to sell these products to direct marketing companies. Part of our growth strategy includes developing direct relationships with the leading pharmaceutical manufacturers of the more popular prescription and non-prescription medications.

Order Processing

  The Company provides its customers with toll-free telephone access to its customer care representatives. Our call center generally operates from 8:00 AM to 11:00 PM Monday through Thursday, 8:00 AM to 9:00 PM on Friday, 9:00 AM to 6:00 PM on Saturday, and 10:00 AM to 5:00 PM on Sunday, Eastern Standard Time. The process of customers purchasing products from 1-800-PetMeds consists of a few simple steps. A customer first places a call to our toll-free telephone number or visits our website. The following information is needed to process prescription orders: general pet information, prescription, and the veterinarian's name and phone number. This information is entered into our computer system. Then our pharmacists and pharmacy technicians verify all prescriptions. The order process system checks for the verification for prescription medication orders and a valid payment method for all orders. An invoice is generated and printed in our fulfillment center, where items are picked for shipping. The customer's order is then selected from the Company's inventory and shipped via United States Priority Mail, United Parcel
Service, or Federal Express. Our customers enjoy the convenience of rapid home delivery, with approximately 72% of all orders being shipped within 24 hours of ordering. Our website allows customers to easily browse and purchase substantially all of our products online. Our website is designed to be fast, secure and easy to use with order and shipping confirmations, and with online order tracking capabilities.

Warehousing and Shipping

  We  inventory  our products and fill all  customer  orders from our 43,000 square foot facility in Pompano Beach, Florida. We have an in-house fulfillment and distribution operation, which is used to manage the entire supply chain, beginning with the placement of the order, continuing through order processing, and then fulfilling and shipping of the product to the customer. We offer a variety of shipping options, including next day delivery. We ship to anywhere in the United States served by the United States Postal Service, United Parcel Service, and Federal Express. Priority orders are expedited in our fulfillment process. Our goal is to ship the products the same day that the order is received. For prescription medications, our goal is to ship the product immediately after the prescription has been authorized by the customer's veterinarian.

Customer Service and Support

  We believe that a high level of customer service and support is critical in retaining and expanding our customer base. Customer care representatives participate in ongoing training programs under the supervision of our training managers. These training sessions include a variety of topics such as product knowledge, computer usage, customer service tips and the relationship between PetMed Express and veterinarians. Our customer care representatives respond to customers' e-mails and calls that are related to order status, prices and shipping. Our customer care representatives also respond to customers through our live web chat. If our customer care representatives are unable to respond to a customer's inquiry at the time of the call, we strive to provide an answer within 24 hours. We believe our customer care representatives are a valuable source of feedback regarding customer satisfaction. Our customer returns and credits average approximately 1.4% of total sales.

Technology

  PetMed Express utilizes integrated technologies in call center, e-commerce, order entry, and inventory control/fulfillment operations. Our systems are custom configured by the Company to optimize our computer telephone integration and mail order processing. The systems are designed to maintain a large database of specialized information and process a large volume of orders efficiently and effectively. Our systems provide our agents with real time product availability information and updated customer information to enhance our customer service. We also have an integrated direct connection for processing credit cards to ensure that a valid credit card number and authorization have been received at the same time our customer care representatives are on the phone with the customers. Our information systems provide our customer care representatives with records of all prior contact with a customer, including the customer's address, phone number, e-mail address, fax number, prescription information, order history, payment history and notes.

Competition

  The pet medications market is competitive and highly fragmented. Our competitors consist of veterinarians, traditional retailers, and other mail-order and online retailers of pet medications and other health products. The Company believes that the following are the principal competitive factors in our market:

   - Product selection and availability, including the availability of prescription and non-prescription medications;
   -    Brand recognition;
   -    Reliability and speed of delivery;
   -    Personalized service and convenience;
   -    Price; and
   -    Quality of website content.

  We compete with veterinarians in the sale of prescription and non-prescription pet medications and other health products. Many pet owners may prefer the convenience of purchasing their pet medications or other health products at the time of the veterinarian visit, or may be hesitant to offend their veterinarian by not purchasing these products from the veterinarian. In order to effectively compete with veterinarians, we must continue to educate pet owners about the service, convenience and savings offered by PetMed Express.

  According to the American Pet Products Manufacturers Association, pet spending in the United States increased 5.9% to $34.4 billion in 2004. Pet supplies and medications represented $8.1 billion, or 24% of the total pet spending in the United States. The pet medication market size is estimated to be approximately $3 billion, with veterinarians having the majority of the market share. The dog and cat population is approximately 153 million, with approximately 62% of all households owning a pet.

  The Company believes that the following are the main competitive strengths which differentiate 1-800-PetMeds from the competition:

   -    "1-800-PetMeds" brand name;
   -    Quality customer service, care and support;
   -    Experienced management team;
   -    Consumer benefit structure of savings and convenience;
   -    Licensed pharmacy to conduct business in 49 states;
   -    Operating / technology infrastructure in place; and
   -    Multiple sources of supply for pet medications.

Intellectual Property

  We conduct our business under the trade name "1-800-PetMeds." We believe this name, which is also our toll-free telephone number, has added significant value and is an important factor in the marketing of our products. We have
also   obtained   the   right  to  the  Internet   addresses
www.1800petmeds.com, www.1888petmeds.com, www.petmedexpress.com,
-------------------  -------------------  ---------------------
and www.petmeds.com.   As with  phone numbers,  we  do   not
    ----------------
have and cannot acquire any property rights in an Internet address. We do not expect to lose the ability to use the Internet addresses; however, there can be no assurance in
this   regard  and the loss of  these  addresses  may have a
material adverse effect on our financial position and results of operations.  We are the exclusive owners  of United States
Trademark     Registrations   for   "PetMed   Express [R],"
"1888PetMeds[R]" and "1-800-PetMeds[R]" and have a trademark application pending for "PetMeds."

Government Regulation

  Dispensing prescription medications is governed at the state level by the Board of Pharmacy, or similar regulatory agencies, of each state where prescription medications are dispensed. We are subject to regulation by the State of Florida and are licensed by the Florida Board of Pharmacy. Our license is valid until February 28, 2007. We are also licensed and/or regulated by 48 other state pharmacy boards and other regulatory authorities including, but not necessarily limited to, the United States Food and Drug Administration ("FDA") and the United States Environmental Protection Agency ("EPA"). As a licensed pharmacy in the State of Florida, we are subject to the Florida Pharmacy Act and regulations promulgated thereunder. To the extent that we are unable to maintain our license with the Florida Board of Pharmacy as a community pharmacy, or if we do not maintain the licenses granted by other state pharmacy boards, or if we become subject to actions by the FDA, or other enforcement regulators, our distribution of prescription medications to pet owners could cease, which could have a material adverse effect on our operations. See
Item 3. Legal Proceedings.

Employees

  The Company currently has 140 full time employees, and 40 temporary employees, including: 101 in sales, customer care and marketing; 23 in fulfillment and purchasing; 45 in our pharmacy; 3 in information technology; 3 in administrative positions; and 5 in management. None of the Company's employees are represented by a labor union, or governed by any collective bargaining agreements. The Company reserves the right to hire the temporary employees after a period of 3 months. The Company considers relations with its employees as satisfactory.

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

  We reported net income of $8,010,000, $5,814,000, and $3,258,000 for the years ended March 31, 2005, 2004, and 2003, respectively. Our profitability during fiscal 2005 was due in part to increases in our reorder revenues and the leveraging of our general and administrative and advertising expenses. There are no assurances we will continue to generate revenues at this increased level, or that we will remain profitable during fiscal 2006 and beyond. If our operations were to cease being profitable, our liquidity in future periods would be adversely affected.

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

  While we make every effort to fully comply with the applicable state rules, laws and regulations, from time to time we have been the subject of administrative complaints regarding the authorization of prescriptions prior to shipment. We cannot assure you that we will not continue to be the subject of administrative complaints in the future. We cannot guarantee you that we will not be subject to reprimand, sanctions, probations, or fines, or that one or more of our pharmacy licenses may not be suspended or revoked. See Item 3. Legal Proceedings.

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

We currently purchase a portion of our prescription and non-prescription medications from third party distributors and we are not an authorized distributor of these products. We do not have any guaranteed supply of these medications at any pre-established prices.

  For the fiscal years ended March 31, 2005 and 2004, the majority of our sales were attributable to sales of prescription and non-prescription medications. Historically, substantially all the major pharmaceutical manufacturers have declined to sell prescription and non-prescription pet medications directly to us. In order to assure a supply of these products, we purchase medications from various secondary sources, including a variety of domestic distributors. Our business strategy includes seeking to establish direct purchasing arrangements with major pet pharmaceutical manufacturing companies. If we are not successful in achieving this goal, we will continue to rely upon secondary sources.

  We cannot guarantee that if we continue to purchase prescription and non-prescription pet medications from secondary sources that we will be able to purchase an adequate supply to meet our customers' demands, or that we will be able to purchase these products at competitive prices. As these products represent a significant portion of our sales, our failure to fill customer orders for these products could adversely impact our sales. If we are forced to pay higher prices for these products to ensure an adequate supply, we cannot guarantee that we will be able to pass along to our customers any increases in the prices we pay for these medications. This inability to pass along increased prices could materially adversely affect our financial condition and results of operations.

Our failure to properly manage our inventory may result in excessive inventory carrying costs, which could materially adversely affect our financial condition and results of operations.

  Our current product line contains approximately 650 SKUs. A significant portion of our sales is attributable to products representing approximately 90 SKUs. We need to properly manage our inventory to provide an adequate supply of these products and avoid excessive inventory of the products representing the balance of the SKUs. We generally place orders for products with our suppliers based upon our internal estimates of the amounts of inventory we will need to fill future orders. These estimates may be significantly different from the actual orders we receive. In the event that subsequent orders fall short of original estimates, we may be left with excess inventory. Significant excess inventory could result in price discounts and increased inventory carrying costs. Similarly, if we fail to have an adequate supply of some SKUs, we may lose sales opportunities. We cannot guarantee that we will maintain appropriate inventory levels. Any failure on our part to maintain appropriate inventory levels may have a material adverse effect on our financial condition and results of operations.

Resistance from veterinarians to authorize prescriptions could cause our sales to decrease and could materially adversely affect our financial condition and results of operations.

  Since we began our operations some veterinarians have resisted providing our customers with a copy of their pet's prescription or authorizing the prescription to our pharmacy staff, thereby effectively preventing us from filling such prescriptions under state law. Sales of prescription medications represented approximately 30% of our sales for the fiscal year. Although veterinarians in some states are required by law to provide the pet owner with this prescription information, if the number of veterinarians who refuse to authorize prescriptions should increase, our sales could decrease and our financial condition and results of operations may be materially adversely affected.

Our success depends in part on the willingness of consumers to purchase pet medications from us. If we do not succeed in changing consumer-purchasing patterns, our financial condition and results of operations may be materially adversely affected.

  The direct marketing of prescription and non-prescription pet medications and health and nutritional supplements is relatively new. Our success will depend upon our ability to engage consumers who have historically purchased pet medications and health and nutritional supplements from veterinarians. We may not be able to convert a large number of these pet owners to our customers. In order for us to be successful, many of these consumers must be willing to utilize new ways of buying these products. We cannot guarantee that we will be successful in shifting these consumer purchasing patterns away from veterinarians to us. If we do not attract consumers to purchase these products from us, our financial condition and results of operations may be materially adversely affected.

In the past we have purchased medications from international distributors and we did not always know if those distributors had the authority of the manufacturer to sell the products in the United States. As a result, we may be subject to future civil or administrative actions regarding those products.

  During fiscal 2002, a business decision was made to discontinue purchasing any product from international distributors. We had purchased a portion of our prescription and non-prescription medications from international distributors in the past. These medications may have been trademarked and/or copyrighted products manufactured in foreign countries or in the United States and sold by the manufacturer to foreign distributors. Some of the prescription and non-prescription medications may have been manufactured by entities, particularly foreign licensees, who are not the licensors or owners of the trademarks or copyrights for the medications. From time to time, United States trademark and copyright holders, their licensees, trade associations and the United States Customs Service have brought forth litigation or administrative agency proceedings in an attempt to halt the importation or sale of trademarked and/or copyrighted products. The courts remain divided on the extent to which trademark, copyright or other laws, rules, regulations or decisions may restrict the importation or sales of this merchandise without the consent of the trademark or copyright owner. See Item 3. Legal Proceedings.

Significant portions of our sales are made to residents of seven states. If we should lose our pharmacy license in one or more of these states, our financial condition and results of operations would be materially adversely affected.

  While we ship pet medications to customers in all 50 states, approximately 51% of our sales for the fiscal year ended March 31, 2005 were made to customers located in the states of California, Florida, Texas, New York, Pennsylvania, New Jersey, and Georgia. If for any reason our license to operate a pharmacy in one or more of those states should be suspended or revoked, or if it is not renewed, our financial condition and results of operations may be materially adversely affected.

We face significant competition from veterinarians and traditional and online retailers and may not be able to profitably compete with them.

  We compete directly and indirectly with veterinarians for the sale of pet medications and other health products. Veterinarians hold a competitive advantage over us because many pet owners may find it more convenient or preferable to purchase these products directly from their veterinarians at the time of an office visit. We also compete directly and indirectly with both online and traditional retailers of pet medications and health and nutritional supplements. Both online and traditional retailers may hold a competitive advantage over us because of longer operating histories, established brand names, greater resources and an established customer base. Online retailers may have a competitive advantage over us because of established affiliate relationships to drive traffic to their website. Traditional retailers may hold a competitive advantage over us because pet owners may prefer to purchase these products from a store instead of online or through catalog or telephone methods. In order to effectively compete in the future, we may be required to offer promotions and other incentives, which may result in lower operating margins or increased operating losses.

  We also face a significant challenge from our competitors forming alliances with each other, such as those between online and brick and mortar retailers. These relationships may enable both their retail and online stores to negotiate better
pricing   and  better  terms  from   suppliers   by
aggregating the demand for products and negotiating volume discounts which could be a competitive disadvantage to us.

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

  We rely on a combination of trademark, trade secret, copyright laws and contractual restrictions to protect our intellectual property rights. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our non-prescription private label generic equivalents, when and if developed, as well as aspects of our sales formats, or to obtain and use information that we regard as proprietary, including the technology used to operate our website, our content and our trademarks.

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

If  we are unable to protect our Internet domain names or to
prevent   others  from  using  names  that  are  confusingly
similar, our business may be adversely impacted.

  Our    Internet    domain    names,   www.1800petmeds.com,
                                        --------------------
www.1888petmeds.com, www.petmedexpress.com, and www.petmeds.com
-------------------  ---------------------      ---------------
are critical to our brand recognition and our overall success.
If   we  are   unable  to  protect  these   domain names, our
competitors could capitalize on our brand recognition.  We are
aware of substantially   similar  domain    names,   including
www.petmed.com,  used  by  competitors.  Governmental agencies
--------------
and their designees generally regulate   the  acquisition  and
maintenance of domain names.  The regulation of domain   names
in the United  States  and  in foreign  countries has changed,
and  may  undergo    further  change  in  the   near   future.
Furthermore, the  relationship between   regulations governing
domain  names   and   laws protecting  trademarks  and similar
proprietary rights is unclear. Therefore, we may not be able to protect our own domain names, or prevent third parties from acquiring domain names that are confusingly similar to, infringe upon or otherwise decrease the value of our domain names.

Since all of our operations are housed in a single location, we are more susceptible to business interruption in the event of damage to or disruptions in our facility.

  Our headquarters and distribution center are located in the same building in South Florida, and all of our shipments of products to our customers are made from this sole distribution center. We have no present plans to establish any additional distribution centers or offices. Because we consolidate our operations in one location, we are more susceptible to power and equipment failures, and business interruptions in the event of fires, floods and other natural disasters than if we had additional locations. Furthermore, because we are located in South Florida, which is a hurricane-sensitive area, we are particularly susceptible to the risk of damage to, or total destruction of, our headquarters and distribution center and surrounding transportation infrastructure caused by a hurricane. We cannot assure you that we are adequately insured to cover the amount of any losses relating to any of these potential events, business interruptions resulting from damage to or destruction of our headquarters and distribution center or power and equipment failures relating to our call center or websites; or interruptions or disruptions to major transportation infrastructure or other events that do not occur on our premises.

A portion of our sales are seasonal and our operating results are difficult to predict and may fluctuate.

  Because our operating results are difficult to predict, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm and flea and tick medications. Seasonality trends are divided into percentage of sales by quarter. For the quarters ended June 30, 2004, September 30, 2004, December 31, 2004, and March 31, 2005 Company sales were 33%, 26%, 19%, and 22%, respectively.

  In addition to the seasonality of our sales, our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are out of our control. Factors that may cause our operating results to fluctuate include:

   - Our ability to obtain new customers at a reasonable cost, retain existing customers, or encourage reorders;
   - Our ability to increase the number of visitors to our website, or our ability to convert visitors to our website into customers;
   -    The mix of medications and other pet products sold by us;
   -    Our ability to manage inventory levels;
   - Our ability to adequately maintain, upgrade and develop our website, the systems that we use to process customers' orders and payments, or our computer network;
   -    Increased competition within our market niche;
   -    Price competition;
   -    Increases in the cost of advertising;
   - The amount and timing of operating costs and capital expenditures relating to expansion of our product line or operations; and
   - Disruption of our toll-free telephone service, technical difficulties, systems and Internet outages or slowdowns.

Any change in one or more of these factors could materially adversely affect our financial condition and results of operations in future periods.

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

  Tricon Holdings, LLC, ("Tricon") our principal stockholder, owns and controls 23.3% of our voting securities. This stockholder is able to influence the outcome of stockholder votes, including votes concerning: the election of directors; amendments to our charter and by-laws; and the approval of significant corporate transactions such as a merger or sale of our assets. This controlling influence could have the effect of delaying or preventing a change in control, even if many of our stockholders believe it is in their best interest.

We may issue additional shares of preferred stock that could defer a change of control or dilute the interests of our common stockholders. Our charter documents could defer a takeover effort which could inhibit your ability to receive an acquisition premium for your shares.

  Our charter permits our Board of Directors to issue up to 5,000,000 shares of preferred stock without stockholder
approval.    Currently  there  are  2,500  shares   of   our
Convertible  Preferred Stock issued and  outstanding.   This
leaves 4,997,500 shares of preferred stock available for issuance at the discretion of our Board of Directors. These shares, if issued, could contain dividend, liquidation, conversion, voting or other rights which could adversely affect the rights of our common stockholders and which could also be utilized, under some circumstances, as a method of discouraging, delaying or preventing a change in control. Provisions of our articles of incorporation, bylaws and Florida law could make it more difficult for a third party to acquire us, even if many of our stockholders believe it is in their best interest.

ITEM 2.  PROPERTIES

  Our facilities, including our principal executive offices, are located at 1441 S.W. 29th Avenue, Pompano Beach, Florida 33069. On May 31, 2001, the Company sold its 50,000 square foot office building, which houses the Company's principal executive offices and warehouse, to an unrelated third party. The Company received gross proceeds of $2,150,000, of which approximately $1,561,000 was used to pay off the mortgage, and the Company recognized a loss on the sale of approximately $185,000. The Company then entered into a five-year term lease agreement for 20,000 of the 50,000 square foot Pompano Beach office building. On February 22, 2002, the Company entered into a lease addendum which added approximately 12,000 square feet, effective June 1, 2002, to accommodate the Company's warehouse expansion. On July 25, 2003 the Company signed an amendment to its current lease agreement to obtain an additional 8,000 square feet, with an option to add another 3,600 square feet, to its current 32,000 square foot facility, which became available on October 1, 2003. This addition to the warehouse was necessary to increase the Company's capacity to store additional inventory during our peak season. On May 18, 2005 the Company signed an amendment to its current lease agreement to extend the lease for 3 additional years and exercised the option for another 3,600 square feet. The future minimum annual lease payments are as follows:
$429,000 for fiscal 2006, $452,000 for fiscal 2007, $470,000 for  fiscal 2008, $489,000 for fiscal 2009, and $82,000  for fiscal 2010.

ITEM 3.  LEGAL PROCEEDINGS

  Various complaints had been filed with the Florida Board of Pharmacy between November 2000 and March 2002. These complaints, the majority of which were filed by veterinarians who are in competition with the Company for the sale of pet prescription-required products, alleged violations of the Florida Pharmacy Act and regulations promulgated thereunder. The vast majority of the complaints alleged that the Company, through its pharmacists, improperly dispensed prescription-required veterinary medication based on prescriptions verified through the Company's discontinued alternate veterinarian program. The alternate veterinarian program used a veterinarian outside the State of Florida to verify certain prescriptions for pets outside the State of Florida. While the program was not used for pets residing in the State of Florida, the complaints had, for the most part, been filed with the Florida Board of Pharmacy. Other complaints alleged the dispensing of medication without a valid prescription, the sale of non-conforming products and that the Company's pharmacy was operating at the same location as another pharmacy, with which it had a contractual relationship. The Company contested all allegations and continued discussions in an attempt to reach a resolution of these matters.

  In February 2002, the Company voluntarily ceased the use of its alternate veterinarian program, and in March 2002 a business decision was made to enter into a settlement agreement with the Florida Board of Pharmacy, rather than to proceed with costly and lengthy litigation. In April 2002, the Florida Board of Pharmacy approved the settlement agreement. The Florida Board of Pharmacy did not reach any finding of fact or conclusion of law that the Company committed any wrongdoing or violated any rules or laws governing the practice of pharmacy. According to the settlement agreement, the Company's pharmacy license was placed on probation for a period of three years and the Company, the Company's pharmacists and contracted pharmacy and pharmacist, paid approximately $120,000 in fines and investigative costs in July 2002. Based on its demonstrated compliance with pharmacy rules and laws, effective March 11, 2004, PetMed Express was released from probation over one year early by the Florida Board of Pharmacy. The Company remains licensed in the State of Florida and continue to operate its principal business in Florida.

  The Company has settled other complaints that had been filed with various other states' pharmacy boards in the past. There can be no assurances made that other states will not attempt to take similar actions or other actions including denying pharmacy licensure, against the Company in the future.

  The Company is a defendant in a lawsuit, filed in August 2002, in Texas state district court seeking injunctive and monetary relief styled Texas State Board of Pharmacy and State Board of Veterinary Medical Examiners v. PetMed Express, Inc. Cause No.GN-202514, in the 201st Judicial
District Court, Travis County, Texas. The Company in its initial pleading denied the allegations contained therein. The Company will vigorously defend, is confident of its compliance with the applicable law, and finds wrong-on-the-facts the vast majority of the allegations contained in the Plaintiffs' supporting documentation attached to the lawsuit. Discovery commenced shortly after the filing of the lawsuit, and at this stage of the litigation it is difficult to assess any possible outcome or estimate any potential loss in the event of an adverse outcome.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended March 31, 2005.

                             PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

       The Company's common shares are traded on the Nasdaq National Market ("NASDAQ") under the symbol "PETS." The prices set forth below reflect the range of high and low closing prices per share in each of the quarters of fiscal 2005 and 2004 as reported by the NASDAQ and the over-the-counter bulletin board:


   Fiscal 2005:           High      Low
   First Quarter          $12.29    $6.73
   Second Quarter         $8.10     $4.10
   Third Quarter          $7.61     $4.63
   Fourth Quarter         $8.55     $6.50

   Fiscal 2004:           High      Low
   First Quarter          $5.00     $2.27
   Second Quarter         $8.15     $5.24
   Third Quarter          $9.23     $7.00
   Fourth Quarter         $12.96    $7.05



There  were 83 holders of record of our common stock at  May
31,  2005,  and  we estimate there were approximately  8,600 beneficial stockholders on that date.

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

ITEM 6.  SELECTED FINANCIAL DATA

   The following selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and notes thereto and other financial information included elsewhere in this Annual Report. The consolidated statements of operations data set forth below for the fiscal years ended March 31, 2005, 2004, and 2003 and the consolidated balance sheet data as of March 31, 2005 and 2004 have been derived from our audited consolidated financial statements which are included elsewhere in this Form 10-K. The consolidated statements of operations data set forth below for the fiscal years ended March 31, 2002 and 2001 and the consolidated balance sheet data as of March 31, 2003, 2002 and 2001 have been derived from our audited consolidated financial statements which are not included in this Form 10-K.

                               STATEMENTS OF OPERATIONS

                                                           Fiscal Year Ended March 31,
                             _______________________________________________________________________________________
                                 2005              2004              2003              2002              2001
                             _______________________________________________________________________________________


Sales                        $   108,357,747   $    93,994,233   $    54,974,916   $    32,025,931   $    10,006,285
Cost of sales                     64,700,002        55,824,406        31,517,639        18,894,493         6,367,604
Gross profit                      43,657,745        38,169,827        23,457,277        13,131,438         3,638,681
Operating expenses                31,156,119        28,958,433        19,974,270        12,383,498         6,277,779
Net income (loss)                  8,010,370         5,813,604         3,257,565           825,413        (2,826,707)
Net income (loss) per common share:
    Basic                               0.35              0.30              0.19              0.05             (0.28)
    Diluted                             0.34              0.25              0.16              0.04             (0.28)
Weighted average number of
  common shares outstanding:
    Basic                         22,862,417        19,471,681        17,300,130        16,360,010         9,943,625
    Diluted                       23,833,189        23,689,866        20,749,515        19,739,493         9,943,625

                                     BALANCE SHEET DATA

                                                                   March 31,
                             _______________________________________________________________________________________
                                 2005              2004              2003              2002              2001
                             _______________________________________________________________________________________

Working capital (deficit)    $    21,968,784   $    11,338,004   $     3,017,641   $       690,588   $    (2,473,349)
Total assets                      28,119,483        18,480,808         9,025,796         4,654,236         4,504,757
Total liabilities                  3,902,419         4,486,299         3,433,108         3,071,536         3,747,470
Shareholders' equity              24,217,064        13,994,509         5,592,688         1,582,700           757,287

                              NON FINANCIAL DATA (UNAUDITED)

                                                                   March 31,
                             _______________________________________________________________________________________
                                 2005              2004              2003              2002              2001
                             _______________________________________________________________________________________

New customers acquired               510,000           572,000           414,000           275,000            60,000
Total accumulated customers        1,831,000         1,321,000           749,000           335,000            60,000



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

  PetMed Express was incorporated in the state of Florida in January 1996. The Company's common stock is traded on the NASDAQ under the symbol "PETS." Prior to the move to the NASDAQ, the Company's shares had been traded on the over-the-counter bulletin board. The Company began selling pet medications and other pet health products in September 1996,
and  issued  its first catalog in the fall  of  1997.   This
catalog   displayed  approximately  1,200  items,  including
prescription and non-prescription pet medications, other pet health products and pet accessories. In fiscal 2001, the Company focused its product line on approximately 600 of the most popular pet medications and other health products for dogs and cats.

  The Company markets its products through national television, online, and direct mail/print advertising campaigns which direct consumers to order by phone or on the Internet, and aim to increase the recognition of the "1-800-PetMeds" brand name. Currently, approximately 53% of all sales are generated via the Internet compared to 50% last year.

   The  Company's sales consist of products sold  mainly  to
retail consumers and minimally to wholesale customers. Typically, the Company's customers pay by credit card or check at the time the order is shipped. The Company usually receives cash settlement in one to three banking days for sales paid by credit cards, which minimizes the accounts receivable balances relative to the Company's sales. Certain wholesale customers are extended credit terms, which usually require payment within 30 days of delivery. The Company's sales returns average was approximately 1.4 % of sales for both the fiscal years ended March 31, 2005 and 2004. The twelve month average purchase was approximately $76 and $73 per order for the fiscal years ended March 31, 2005 and 2004, respectively.

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

   The majority of the Company's sales are paid by credit cards and the Company usually receives the cash settlement in one to three banking days. Credit card sales minimize accounts receivable balances relative to sales. The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from the customers' inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends. At March 31, 2005 and 2004 the allowance for doubtful accounts was approximately $37,000 and $23,000, respectively.

Valuation of inventory

   Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. The inventory reserve was approximately $228,000 for both the fiscal years ended March 31, 2005 and 2004.

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

Advertising

  The Company's advertising expense consists primarily of television advertising, internet marketing, and direct mail/print advertising. Television costs are expensed as the advertisements are televised. Internet costs are expensed in the month incurred and direct mail/print advertising costs are expensed when the related catalog and postcards are produced, distributed or superseded.

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

Results of Operations

   The following should be read in conjunction with the Company's Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain items appearing in the Company's Consolidated Statements of
Income:


                                            Fiscal Year Ended March 31,

                                             2005       2004      2003
                                           -------    -------   -------

 Sales                                      100.0 %    100.0 %   100.0 %
 Cost of sales                               59.7       59.4      57.3
                                           -------    -------   -------
 Gross profit                                40.3       40.6      42.7
                                           -------    -------   -------
 Operating expenses:
      General and administrative             10.6       11.4      14.5
      Advertising                            17.7       18.8      21.2
      Depreciation and amortization           0.5        0.6       0.7
                                           -------    -------   -------
 Total operating expenses                    28.8       30.8      36.4
                                           -------    -------   -------

 Income from operations                      11.5        9.8       6.3
                                           -------    -------   -------
 Total other income (expense)                 0.1          -         -
                                           -------    -------   -------

 Income before provision for income taxes    11.6        9.8       6.3

 Provision for income taxes                   4.2        3.6       0.4
                                           -------    -------   -------
 Net income                                   7.4 %      6.2 %     5.9 %
                                           =======    =======   =======


Fiscal 2005 Compared to Fiscal 2004

Sales
-----

  Sales increased $14,364,000, or 15.3%, to $108,358,000 for the year ended March 31, 2005, from $93,994,000 for the year ended March 31, 2004. The increase in sales can be
primarily  attributed  to  increased  retail  reorders   and
wholesale sales, partially offset by decreased retail new order sales during the fiscal year.

   The Company has committed certain amounts specifically designated towards television, direct mail/print and online advertising to stimulate sales, create brand awareness, and acquire new customers. Retail reorder sales have increased by approximately $17,285,000, or 33.6%, to approximately $68,719,000 for the fiscal year ended March 31, 2005, from approximately $51,434,000 for the fiscal year ended March 31, 2004. Retail new order sales have decreased by approximately $4,908,000, or 11.7%, to approximately $37,208,000 for the fiscal year ended March 31, 2005, from approximately $42,116,000 for the fiscal year ended March 31, 2004. Wholesale sales have increased by approximately $1,987,000, or 447%, to approximately $2,431,000 for the fiscal year ended March 31, 2005, from approximately $444,000 for the fiscal year ended March 31, 2004. The Company acquired approximately 510,000 new customers for the year ended March 31, 2005, compared to 572,000 new customers for the same period in the prior year. The slow down in retail sales growth for fiscal 2005 compared to fiscal 2004 can be attributed to decreased advertising efficiency and increased competition both from veterinarians and traditional and online retailers.

   The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm and flea and tick medications. For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2005, the Company's sales were approximately 33%, 26%, 19%, and 22%, respectively.

Cost of sales
-------------

   Cost of sales increased by $8,876,000, or 15.9%, to $64,700,000 for the fiscal year ended March 31, 2005, from $55,824,000 for the fiscal year ended March 31, 2004. The increase in cost of sales is directly related to the increase in retail and wholesale sales in fiscal 2005 as compared to fiscal 2004. As a percent of sales, the cost of sales was 59.7% in fiscal 2005, as compared to 59.4% in fiscal 2004. The percentage increase can be attributed to increases in wholesale sales which had a higher cost of sales percentage.

Gross profit
------------

   Gross profit increased by $5,488,000, or 14.4%, to $43,658,000 for the fiscal year ended March 31, 2005, from $38,170,000 for the fiscal year ended March 31, 2004. Gross profit as a percentage of sales for fiscal 2005 and 2004 was 40.3% and 40.6%, respectively. The percentage decrease can be attributed to increases in wholesale sales which had a lower gross profit percentage.

General and administrative expenses
-----------------------------------

  General and administrative expenses increased by $642,000, or 6.0%, to $11,396,000 for the fiscal year ended March 31, 2005 from $10,754,000 for the fiscal year ended March 31, 2004. However, general and administrative expense as a percentage of sales was 10.6% and 11.4% for the fiscal years ended March 31, 2005 and 2004, respectively. The increase in general and administrative expenses for the year ended March 31, 2005 was primarily due to the following: a $336,000 increase in bank service and credit card fees which can be directly attributed to increased sales in fiscal 2005; a $259,000 increase to payroll expenses due to the addition of new employees in the customer care and pharmacy departments enabling the company to sustain its growth; a $106,000 increase to property expenses relating to additional rent due to our warehouse expansion; a $97,000 increase in insurance expenses, relating to additional premiums paid for increases to insurance policy limits; and a $70,000 increase in other expenses which includes mainly office expenses. Offsetting the increase were an $113,000 reduction to telephone expenses, relating to one time usage credits received in fiscal 2005, and an $113,000 reduction to professional fees primarily from a one-time NASDAQ listing fee in fiscal 2004.

Advertising expenses
--------------------

     Advertising   expenses   increased   by   approximately
$1,532,000, or approximately 8.7%, to approximately $19,186,000 for the fiscal year ended March 31, 2005 from approximately $17,654,000 for the fiscal year ended March 31, 2004. The increase in advertising expenses for the fiscal year ended March 31, 2005 was due to the Company's plan to commit certain amounts specifically designated towards television, direct mail/print, and online advertising to stimulate sales, create brand awareness, and acquire new customers.

  The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, for the fiscal year ended March 31, 2005 was $38, compared to $31 for the same period the prior year. We can attribute this decrease in advertising efficiency for the year ended March 31, 2005 compared to 2004 to the change in the advertising media mix caused by a shortage of television advertising inventory, which was due to increased advertiser demand resulting from the strengthening economy and the presidential election. The decrease in advertising efficiency may also be attributable to increased competition from both veterinarians and traditional and online retailers. As a percentage of sales, advertising expense was 17.7% in fiscal 2005, as compared to 18.8% in fiscal 2004. The percentage decrease can also be attributed to the shortage of television advertising inventory mentioned above. The Company expects advertising as a percentage of sales to range from approximately 17.0% to 20.0% in fiscal 2006. However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.

Depreciation and amortization
-----------------------------

   Depreciation and amortization increased by approximately $24,000, or 4.3%, to approximately $574,000 for the fiscal year ended March 31, 2005 from approximately $550,000 for the fiscal year ended March 31, 2004. The increase to depreciation and amortization expense for fiscal 2005 can be attributed to property and equipment additions.

Interest income
---------------

   Interest income increased by approximately $89,000, or 917%, to approximately $99,000 for the fiscal year ended
March 31, 2005 from approximately $10,000 for the fiscal year ended March 31, 2004. The increase to interest income can be attributed to increases in the Company's cash balance, which is swept into an interest bearing overnight account and tax-free short term investment accounts. Interest income may decrease in future years as the Company utilizes its cash balances to increase inventory levels.

Provision for income taxes
--------------------------

   For the fiscal years ended March 31, 2005 and 2004, the Company recorded an income tax provision for approximately $4,593,000 and $3,400,000, respectively, which resulted in an effective tax rate of 36.4% and 36.9%, respectively.

Net income
----------

   Net income increased by approximately $2,196,000, or 37.8%, to approximately $8,010,000 for the fiscal year ended March 31, 2005 from approximately $5,814,000 for the fiscal year ended March 31, 2004. The significant increase was mainly attributable to the Company's sales growth and profitable operations and the leverage of general and administrative and advertising expenses.

Fiscal 2004 Compared to Fiscal 2003

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

Interest expense
-----------------

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

Liquidity and Capital Resources


   The Company's working capital at March 31, 2005 and 2004 was $21,969,000 and $11,338,000, respectively. The
$10,631,000 increase in working capital was primarily attributable to cash flow generated from operations and the exercise of stock options and warrants. Net cash provided by operating activities was $8,349,000 and $1,106,000 for the years ended March 31, 2005 and 2004, respectively. Net cash used in investing activities was $172,000 and $742,000 for the years ended March 31, 2005 and 2004, respectively. This $570,000 decrease can be attributed to less property and equipment acquisitions in fiscal 2005 than fiscal 2004. Net cash provided by financing activities was $1,225,000 and $1,931,000 for the years ended March 31, 2005 and 2004. This $706,000 decrease can be attributed to a decrease in the number of stock options and warrants being exercised in fiscal 2005 than fiscal 2004.

   Since its inception, the Company has primarily funded its growth through the private placement of securities. The Company had financed certain equipment acquisitions with capital leases. As of March 31, 2005 and 2004 the Company had no outstanding lease commitments except for the lease for its executive offices and warehouse ("facility").

   On July 25, 2003 the Company signed an amendment to its current lease agreement to obtain an additional 8,000 square feet, with an option to add another 3,600 square feet, to its current 32,000 square foot facility, which became available on October 1, 2003. This addition to the warehouse was necessary to increase the Company's capacity to store additional inventory during our peak season. On May 18, 2005 the Company signed an amendment to extend the current lease agreement through May 31, 2009. The amendment terms are similar to the existing lease agreement, and the Company exercised its option to lease an additional 3,600 square feet. Under the terms of the new amendment the Company will be leasing 43,000 square feet.

   The Company's $5,000,000 line of credit with SouthTrust Bank, N.A. expired on August 28, 2004. On November 2, 2004 the Company signed a new $6,000,000 line of credit agreement with RBC Centura Bank. The $6,000,000 line of credit, which upon 30 days notice has a provision to increase the line to $7,500,000, is effective through November 2, 2005, and the interest rate is at the published thirty day London Interbank Offered Rates ("LIBOR") plus 1.50% (4.35% and
3.50% at March 31, 2005 and 2004, respectively), and contains various financial and operating covenants. At March 31, 2005 and 2004, there was no balance outstanding under either line of credit agreement.

   On March 12, 2002, the Company entered into a $205,000, three year term loan agreement with a bank, with interest accruing at the lending institution's base rate plus 1%. The loan proceeds were used to purchase a $250,000 computer server. The aggregate loan maturities were approximately $68,000 per year for three years. At March 31, 2005, there was no balance outstanding under the term loan agreement and a $68,000 balance at March 31, 2004.

  Presently, the Company has approximately $300,000 planned for capital expenditure commitments to further the Company's growth during fiscal 2006, which will be funded through cash from operations. The Company's sources of working capital include the line of credit, cash from operations, and the exercise of stock options and warrants. The Company presently has no need for other alternative sources of working capital and at this time, have no commitments or plans to obtain additional capital. If in the future, the Company seeks to raise additional capital through the sale of equity securities, no assurances can be given that the Company will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to the Company. Further, there can be no assurances that even if such additional capital is obtained that the Company will sustain profitability or positive cash flow.

Recent Accounting Pronouncements

  In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share Based Payment, which is a revision of SFAS No. 123. This Statement supersedes APB No. 25, which is the basis for the Company's current policy on accounting for stock-based compensation. SFAS No. 123R will require companies to recognize as an expense in the Statement of Income the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R is effective for the Company as of April 1, 2006, the beginning of the first quarter in fiscal 2007. Under the methods of adoption allowed by the standard, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. The fair value of unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123 except that compensation amounts must be recognized in the Statement of Income. Previously reported amounts may be restated (either to the beginning of the year of adoption or for all periods presented) to reflect the SFAS No. 123R amounts in the Statement of Income. Pro-forma disclosures about the fair value method and the impact on net income and net income per common share appear in Notes 1 to the Consolidated Financial Statements. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material impact on its consolidated statements of income and earnings per share.

  The Company does not believe that any other recently issued, but not yet effective, accounting standard, if currently adopted, will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, line of credit, and debt obligations. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. At March 31, 2005 we had no debt obligations.

  We  do  not  utilize  financial  instruments  for  trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risk. Our exposure to market risk for changes in interest rates relates primarily to our obligations under our line of credit. As of June 3, 2005, there was no outstanding balance under the line of credit agreement. A ten percent increase in short-term interest rates on the variable rate debts outstanding as of June 3, 2005 would not have a material impact on our annual interest expense, assuming the amount of debt outstanding remains constant.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              PETMED EXPRESS, INC. AND SUBSIDIARIES

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----

Report of Independent Registered Public Accounting Firm                 23

Consolidated Balance Sheets as of March 31, 2005 and March 31, 2004     24

Consolidated Statements of Income for each of the three
years in the period ended March 31, 2005                                25

Consolidated Statements of Changes in Shareholders' Equity for
  each of the three years in the period ended March 31, 2005            26

Consolidated Statements of Cash Flows for each of the three
years in the period ended March 31, 2005                                27

Notes to Consolidated Financial Statements                              28

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders
PetMed Express, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of PetMed Express, Inc. and Subsidiaries (the "Company") as of March 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended March 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PetMed Express, Inc. and Subsidiaries as of March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles.



/s/ Goldstein Golub Kessler LLP
--------------------------------
Goldstein Golub Kessler LLP


April 30, 2005, except for the last paragraph of
note 11, as to which the date is May 18, 2005
New York, New York

                   PETMED EXPRESS, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                                                      March 31,
                                                               2005            2004
                                                          -------------  --------------
                                   ASSETS
                                   ------

Current assets:
   Cash and cash equivalents                              $  12,680,962   $   3,278,926
   Accounts receivable, less allowance for doubtful
      accounts of $37,000 and $23,000, respectively           1,796,756       1,133,301
   Inventories - finished goods                              11,180,333      11,179,858
   Prepaid expenses and other current assets                    213,152         232,218
                                                          -------------  --------------
          Total current assets                               25,871,203      15,824,303

   Property and equipment, net                                1,286,267       1,688,327
   Deferred income taxes                                        582,846         581,356
   Intangible asset                                             365,000         365,000
   Other assets                                                  14,167          21,822
                                                          -------------  --------------

Total assets                                              $  28,119,483   $  18,480,808
                                                          =============   =============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                       $   2,724,990   $   3,273,062
   Income taxes payable                                         601,535         422,445
   Accrued expenses and other current liabilities               575,894         722,350
   Current portion of loan obligation                                 -          68,442
                                                          -------------  --------------

Total liabilities                                             3,902,419       4,486,299
                                                          -------------  --------------
Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares
      authorized; 2,500 convertible shares issued and
      outstanding with a liquidation preference of
      $4 per share                                                8,898           8,898
   Common stock, $.001 par value, 40,000,000 shares
      authorized; 23,458,725 and 21,860,057 shares
      issued and outstanding, respectively                       23,459          21,860
   Additional paid-in capital                                12,074,611       9,864,025

   Retained earnings                                         12,110,096       4,099,726
                                                          -------------  --------------

          Total shareholders' equity                         24,217,064      13,994,509
                                                          -------------  --------------

Total liabilities and shareholders' equity                $  28,119,483   $  18,480,808
                                                          =============  ==============


 See accompanying notes to consolidated financial statements

                PETMED EXPRESS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME

                                                              Year Ended March 31,

                                                       2005           2004           2003
                                                 --------------  -------------  -------------
 Sales                                           $  108,357,747  $  93,994,233  $  54,974,916
 Cost of sales                                       64,700,002     55,824,406     31,517,639
                                                 --------------  -------------  -------------

 Gross profit                                        43,657,745     38,169,827     23,457,277
                                                 --------------  -------------  -------------
 Operating expenses:
      General and administrative                     11,396,320     10,754,427      7,956,786
      Advertising                                    19,185,982     17,653,614     11,649,811
      Depreciation and amortization                     573,817        550,392        367,673
                                                 --------------  -------------  -------------
 Total operating expenses                            31,156,119     28,958,433     19,974,270
                                                 --------------  -------------  -------------

 Income from operations                              12,501,626      9,211,394      3,483,007
                                                 --------------  -------------  -------------
 Other income (expense):
      Gain on disposal of property and equipment              -              -         15,000
      Interest expense                                     (965)       (14,546)       (30,658)
      Interest income                                    99,044          9,739          6,973
      Other, net                                          3,710          6,938          6,084
                                                 --------------  -------------  -------------

 Total other income (expense)                           101,789          2,131         (2,601)
                                                 --------------  -------------  -------------

 Income before provision for income taxes            12,603,415      9,213,525      3,480,406

 Provision for income taxes                           4,593,045      3,399,921        222,841
                                                 --------------  -------------  -------------

 Net income                                      $    8,010,370  $   5,813,604  $   3,257,565
                                                 ==============  =============  =============
 Net income per common share:
       Basic                                     $         0.35  $        0.30  $        0.19
                                                 ==============  =============  =============
       Diluted                                   $         0.34  $        0.25  $        0.16
                                                 ==============  =============  =============

 Weighted average number of common shares outstanding:

       Basic                                         22,862,417     19,471,681     17,300,130
                                                 ==============  =============  =============
       Diluted                                       23,833,189     23,689,866     20,749,515
                                                 ==============  =============  =============

  See accompanying notes to consolidated financial statements

                 PETMED EXPRESS, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

 Fiscal years ended March 31, 2003, March 31, 2004 and March 31, 2005


                                                                                                       Retained
                                     Convertible                      Common            Additional       Earnings
                                    Preferred Stock                   Stock             Paid-In       (Accumulated
                               --------------------------     ----------------------
                                Shares           Amounts       Shares       Amounts      Capital         Deficit)      Total
                               ---------------------------------------------------------------------------------------------------

 Balance, March 31, 2002          2,500       $   8,898      16,360,010    $  16,360   $  6,528,885   $ (4,971,443)  $   1,582,700

    Issuance of common
      stock from exercise of
      stock options                   -               -       1,018,833        1,019        304,360              -         305,379
    Issuance of common
      stock from exercise of
      warrants                        -               -       1,082,035        1,082        274,375              -         275,457
    Tax benefit related to
      stock options exercised         -               -               -            -        171,587              -         171,587
    Net income                        -               -               -            -              -      3,257,565       3,257,565
                               ----------- ---------------- ------------- ------------ -------------- -------------- -------------

 Balance, March 31, 2003          2,500           8,898      18,460,878       18,461      7,279,207     (1,713,878)      5,592,688

    Issuance of common
      stock from exercise of
      stock options                   -               -       1,179,596        1,179      1,285,366              -       1,286,545
    Issuance of common
      stock from exercise of
      warrants                        -               -       2,219,583        2,220        710,580              -         712,800
    Tax benefit related to
      stock options exercised         -               -               -            -        588,872              -         588,872
    Net income                        -               -               -            -              -      5,813,604       5,813,604
                               ----------- ---------------- ------------- ------------ -------------- -------------- -------------

 Balance, March 31, 2004          2,500           8,898      21,860,057       21,860      9,864,025      4,099,726      13,994,509

    Issuance of common
      stock from exercise of
      stock options                   -               -       1,058,668        1,059      1,076,130              -       1,077,189
    Issuance of common
      stock from exercise of
      warrants and other              -               -         540,000          540        215,707              -         216,247
    Tax benefit related to
      stock options exercised         -               -               -            -        918,749              -         918,749
    Net income                        -               -               -            -              -      8,010,370       8,010,370
                               ----------- ---------------- ------------- ------------ -------------- -------------- -------------

 Balance, March 31, 2005          2,500       $   8,898      23,458,725    $  23,459   $ 12,074,611   $ 12,110,096   $  24,217,064
                               =========== ================ ============= ============ ============== ============== =============


  See accompanying notes to consolidated financial statements

              PETMED EXPRESS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                      Year Ended March 31,
                                                                2005            2004             2003
                                                           -------------   -------------    -------------
Cash flows from operating activities:
 Net income                                                $   8,010,370   $   5,813,604    $   3,257,565
 Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                               573,817         550,392          367,673
     Tax benefit related to stock options exercised              918,749         588,872          171,587
     Gain on disposal of property and equipment                        -               -          (15,000)
     Deferred income taxes                                        (1,490)              -         (581,356)
     Bad debt expense                                             16,092           7,432           15,027
     (Increase) decrease in operating assets and liabilities:
       Accounts receivable                                      (679,547)       (488,850)        (375,397)
       Inventories                                                  (475)     (6,911,712)      (1,961,526)
       Prepaid expenses and other current assets                  19,066         245,890         (329,500)
       Other assets                                                7,655         178,333         (150,000)
       Accounts payable                                         (548,072)        702,603          696,535
       Income taxes payable                                      179,090         251,693          170,752
       Accrued expenses and other current liabilities           (146,456)        167,338         (296,059)
                                                           -------------   -------------    -------------
Net cash provided by operating activities                      8,348,799       1,105,595          970,301
                                                           -------------   -------------    -------------

Cash flows from investing activities:
 Purchases of property and equipment                            (171,757)       (741,740)        (744,596)
 Purchases of intangible asset                                         -               -         (365,000)
 Net proceeds from the sale of property and equipment                  -               -           15,000
                                                           -------------   -------------    -------------
Net cash used in investing activities                           (171,757)       (741,740)      (1,094,596)
                                                           -------------   -------------    -------------
Cash flows from financing activities:
 Proceeds from the exercise of stock options and warrants
    and other transactions                                     1,293,436       1,999,345          580,836
 Payments on the line of credit                                        -               -         (141,214)
 Payments on the loan obligation                                 (68,442)        (68,443)         (68,442)
                                                           -------------   -------------    -------------
Net cash provided by financing activities                      1,224,994       1,930,902          371,180
                                                           -------------   -------------    -------------

Net increase in cash and cash equivalents                      9,402,036       2,294,757          246,885
Cash and cash equivalents, at beginning of period              3,278,926         984,169          737,284
                                                           -------------   -------------    -------------

Cash and cash equivalents, at end of period                $  12,680,962   $   3,278,926    $     984,169
                                                           =============   =============    =============
Supplemental disclosure of cash flow information:

 Cash paid for interest                                    $         884    $     14,302    $      30,675
                                                           =============   =============    =============
 Cash paid for income taxes                                $   3,496,696    $  2,513,214    $     508,000
                                                           =============   =============    =============

  See accompanying notes to consolidated financial statements

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

     Organization

     PetMed Express, Inc. and subsidiaries, d/b/a 1-800-PetMeds, (the "Company") is a leading nationwide pet pharmacy. The Company markets prescription and non-prescription pet medications and other health products for dogs, cats and horses direct to the consumer.

     The Company markets its products through national television, online and direct mail/print advertising campaigns, which aim to increase the recognition of the "1-800-PetMeds" brand name, increase traffic on its website at www.1800petmeds.com, acquire
                                         -------------------
     new customers, and maximize repeat purchases. The majority of all of the Company's sales are to residents in the United States. The Company's executive offices are located in Pompano Beach, Florida.

     The Company's fiscal year end is March 31. References herein to fiscal 2005, 2004, or 2003 refer to the Company's fiscal years ended March 31, 2005, 2004 and 2003, respectively.

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

     The majority of the Company's sales are paid by credit cards and the Company usually receives the cash settlement in one to three banking days. Credit card sales minimize the accounts receivable balances relative to sales. The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers' inability to make required payments, arising from either credit card charge-backs or insufficient fund checks. The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends. At March 31, 2005 and 2004 the allowance for doubtful accounts was approximately $37,000 and $23,000, respectively.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2005 and 2004, consist of the Company's cash accounts, overnight repurchase agreements, and short-term investments with a maturity of three months or less. The carrying amount of cash equivalents approximates fair value. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

     Use of Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies (Continued)

     Inventories

     Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. The inventory reserve was approximately $228,000 at both March 31, 2005 and 2004.

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

     Intangible Asset

     The intangible asset consists of a toll-free telephone number, which the Company obtained in September 2002. The Company paid $365,000, to reimburse previously expended advertising costs relating to obtaining the rights to the toll-free number. In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, the intangible asset is not being amortized, and is subject to an annual review for impairment.

     Advertising

     The Company's advertising expense consists primarily of television advertising, internet marketing, and direct mail/print advertising. Television costs are expensed as the advertisements are televised. Internet costs are expensed in the month incurred and direct mail/print advertising costs are expensed when the related catalog and postcards are produced, distributed or superseded.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies (Continued)

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



        Year Ended March 31,                           2005           2004          2003
        --------------------                        -----------   -----------   -----------

        Reported net income:                        $ 8,010,370   $ 5,813,604   $ 3,257,565

        Deduct: total stock-based employee
        compensation expense determined under
        fair-value based method for all awards,
        net of related tax effects                      501,244       289,907       285,258
                                                    -----------   -----------   -----------
        Pro forma net income:                       $ 7,509,126   $ 5,523,697   $ 2,972,307
                                                    ===========   ===========   ===========
        Reported basic net income per share:        $      0.35   $      0.30   $      0.19
                                                    ===========   ===========   ===========
        Pro forma basic net income per share:       $      0.33   $      0.28   $      0.17
                                                    ===========   ===========   ===========
        Reported diluted net income per share:      $      0.34   $      0.25   $      0.16
                                                    ===========   ===========   ===========
        Pro forma diluted net income per share:     $      0.32   $      0.23   $      0.14
                                                    ===========   ===========   ===========

     The per share weighted-average fair value of stock options granted during fiscal 2005, 2004, and 2003 was $5.45, $4.13, and $1.28, respectively, on the date of grant using the Black Scholes option-pricing model, as prescribed by SFAS No. 123, with the following weighted-average assumptions: no dividend yield; risk-free interest rates ranging from 4 to 6 percent; expected lives of 3-5 years, and expected volatility of 86 percent, 68 percent, and 62 percent, respectively.

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

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies (Continued)

     Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share Based Payment, which is a revision of SFAS No. 123. This Statement supersedes APB No. 25, which is the basis for the Company's current policy on accounting for stock-based compensation. SFAS No. 123R will require companies to recognize as an expense in the Statement of Income the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R is effective for the Company as of April 1, 2006, the beginning of the first quarter in fiscal 2007. Under the methods of adoption allowed by the standard, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. The fair value of unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123 except that compensation amounts must be recognized in the Statement of Income. Previously reported amounts may be restated (either to the beginning of the year of adoption or for all periods presented) to reflect the SFAS No. 123R amounts in the Statement of Income. Pro forma disclosures about the fair value method and the impact on net income and net income per common share appear in the above table. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material impact on its consolidated statements of income and earnings per share.

     The Company does not believe that any other recently issued, but not yet effective, accounting standard, if currently adopted, will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

 (2) Property and Equipment

     Major classifications of property and equipment consist of the following:


                                                                March 31,
                                                        2005              2004
                                                    ------------     -------------
                                                    $                $
    Leasehold improvements                               384,445           379,259
    Computer software                                    391,197           390,787
    Furniture, fixtures and equipment                  2,361,438         2,195,277
    Equipment and software under capital lease           113,398           113,398
                                                    ------------     -------------
                                                       3,250,478         3,078,721
    Less: accumulated depreciation and amortization   (1,964,211)       (1,390,394)
                                                    ------------     -------------

           Property and equipment, net              $  1,286,267     $   1,688,327
                                                    ============     =============


     Amortization expense for equipment and software under capital leases was approximately $10,000, $35,000, and $24,000, for the years ended March 31, 2005, 2004, and 2003, respectively.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)  Accrued Expenses

     Major   classifications  of  accrued  expenses  consist  of   the
following:


                                           March 31,
                                       2005         2004
                                     ----------   ----------

    Accrued salaries                 $   84,706   $  290,722
    Accrued legal expenses               78,000       88,000
    Accrued advertising expenses        177,000       72,000
    Other accrued liabilities           236,188      271,628
                                     ----------   ----------

           Accrued expenses          $  575,894   $  722,350
                                     ==========   ==========



(4)  Line of Credit Agreement and Loan Obligation

     The Company's $5,000,000 line of credit with SouthTrust Bank, N.A. expired on August 28, 2004. On November 2, 2004 the Company signed a new $6,000,000 line of credit agreement with RBC Centura Bank. The $6,000,000 line of credit, which upon 30 days notice has a provision to increase the line to $7,500,000, is effective through November 2, 2005, and the interest rate is at the published thirty day London Interbank Offered Rates ("LIBOR") plus 1.50% (4.35% at March 31, 2005), and contains various financial and operating covenants. At March 31, 2005 and 2004, there was no balance outstanding under either line of credit agreement.

     On March 12, 2002, the Company entered into a $205,000 three-year term loan agreement with a bank, with interest accruing at the lending institution's base rate plus 1%. The loan proceeds were used to purchase a $250,000 computer server. The aggregate loan maturities were approximately $68,000 per year for three years.

     The line of credit is secured by substantially all of the Company's assets.

(5)  Shareholders' Equity

     Preferred Stock

     In April 1998, the Company issued 250,000 shares of its $.001 par value preferred stock at a price of $4.00 per share, less issuance costs of $112,187. Each share of the preferred stock is convertible into approximately 4.05 shares of common stock at the election of the shareholder. The shares have a liquidation value of $4.00 per share and may pay dividends at the sole discretion of the Company. The Company does not anticipate paying dividends to the preferred shareholders in the foreseeable future. Each share of preferred stock is entitled to one vote on all matters submitted to a vote of shareholders of the Company. As of March 31, 2005 and 2004, 2,500 shares of the convertible preferred stock remained unconverted and outstanding.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)  Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

                                                           March 31,
                                                     2005           2004
                                                 ------------   ------------

     Deferred tax assets:
        Bad debt and inventory reserves          $     97,941   $     94,507
        Accrued expenses                              132,095        141,246
        Net operating loss carryforward             1,218,715      1,339,699
                                                 ------------   ------------

     Deferred tax assets                            1,448,751      1,575,452
     Less: valuation allowance                       (717,549)      (803,902)
                                                 ------------   ------------

     Total deferred tax assets                        731,202        771,550

     Deferred tax liabilities:
        Depreciation                                 (148,356)      (190,194)
                                                 ------------   ------------

     Total net deferred taxes                    $    582,846   $    581,356
                                                 ============   ============

     The change in the valuation allowance for the years ended March 31, 2005 and 2004 was approximately $86,000 and $135,000, respectively. At March 31, 2005, the Company had net operating loss carryforwards of approximately $3,294,000. The net operating loss carryforwards expire in the years 2013 through 2020. The use of such net operating loss carryforwards is limited to approximately $266,000 annually due to the November 22, 2000 change of control.

     The components of the income tax provision consist of the following:

                                                Year Ended March 31,
                                                2005           2004
                                            ------------   ------------

       Current taxes
            Federal                         $  3,911,564   $  2,902,988
            State                                682,971        496,933
                                            ------------   ------------
       Total current taxes                     4,594,535      3,399,921
                                            ------------   ------------
       Deferred taxes
            Federal                               (1,490)             -
            State                                      -              -
                                            ------------   ------------
       Total deferred taxes                       (1,490)             -
                                            ------------   ------------

       Total provision for income taxes     $  4,593,045   $  3,399,921
                                            ============   ============


                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)  Income Taxes (Continued)

     The reconciliation of income tax provision computed at the U.S. federal statutory tax rates to income tax expense is as follows:

                                                                     Year Ended March 31,
                                                             2005         2004           2003
                                                         ------------  ------------  ------------

      Income taxes at U.S. statutory rates               $  4,285,161  $  3,132,599  $  1,183,338
      State income taxes, net of federal tax benefit          457,504       334,451       126,339
      Permanent differences                                     9,178           992         1,512
      Other                                                   (72,445)       66,743       177,763
      Change in valuation allowance                           (86,353)     (134,864)   (1,266,111)
                                                         ------------  ------------  ------------
      Total provision for income taxes                   $  4,593,045  $  3,399,921  $    222,841
                                                         ============  ============  ============


(7)  Stock Options and Warrants

     Stock Options Granted to Employees

     The Company established the 1998 Stock Option Plan (the "Plan") effective July 31, 1998, which provides for the issuance of qualified options to officers and key employees, and nonqualified options to directors, consultants and other service providers. The Company has reserved 5,000,000 shares of common stock for issuance under the Plan. The exercise prices of options issued under the Plan must be equal to or greater than the market price of the Company's common stock as of the date of issuance. The Company had 1,166,002 and 2,019,337 options outstanding under the Plan at March 31, 2005 and 2004, respectively. Options issued prior to July 31, 1998 are not included in the Plan.

     A summary of the status of stock options and certain warrants issued by the Company, together with changes during the periods indicated, is presented in the following table:


                                                                Weighted-
                                                                 average
                                                  Options     exercise price
                                                ------------  --------------

        Balance at March 31, 2002                  4,237,100    $      0.98
           Options Granted                           910,432           0.75
           Options and Warrants Exercised         (1,800,868)          0.36
           Options Canceled                         (603,064)          1.45
                                                ------------  --------------
        Balance at March 31, 2003                  2,743,600           1.06
           Options Granted                           455,500           7.94
           Options Exercised                      (1,179,596)          1.09
           Options Canceled                             (167)          4.50
                                                ------------  --------------
        Balance at March 31, 2004                  2,019,337           2.60
           Options Granted                           230,500           8.18
           Options Exercised                      (1,058,668)          1.02
           Options Canceled                          (25,167)          4.66
                                                ------------  --------------

        Balance at March 31, 2005                  1,166,002    $      5.10
                                                ============  ==============

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes information for options currently outstanding and exercisable at March 31, 2005:


                               Options Outstanding      Options Exercisable
                     ------------------------------  ----------------------
                              Weighted-   Weighted-            Weighted-
                              average     average              average
       Exercise               Remaining   Exercise             Exercise
     Price Range     Number     Life       Price     Number     Price
   ---------------  ------------------------------  -------------------
   $ 0.35 - $ 0.86    117,501  4.20 years $  0.64    117,501   $   0.64
     1.05 -   1.90    400,000  4.10 years    1.30    290,000       1.31
     3.45 -   6.50    163,001  4.24 years    3.92     37,667       3.45
     8.00 -  10.64    485,500  4.16 years    9.69    101,666      10.16
   ---------------  ------------------------------  -------------------
   $ 0.35 - $10.64  1,166,002  4.11 years $   5.10   546,834   $   2.96
   ===============  ==============================  ===================

     At March 31, 2005 and 2004, the number of options exercisable was 546,834 and 1,223,834, respectively, and the weighted-average exercise price of those options was $2.96 and $0.97, respectively. Adjustments are made for options forfeited prior to vesting.

     Warrants

     On November 22, 2000, Tricon Holdings, LLC, a Florida limited liability corporation ("Tricon"), acquired 10,000,000 shares of the Company's authorized and unissued shares of common stock and warrants to purchase 3,000,000 shares of the Company's authorized and unissued shares of common stock. The warrants were exercisable at $.33 per share and expire on November 22, 2005, and were assigned a value of $601,260 using the Black Scholes option-pricing model, as prescribed by SFAS No. 123, with the following weighted-average assumptions: dividend yield 0.0 percent; risk-free interest rates of 6.00 percent; expected lives of 3-5 years, and expected volatility of 91 percent. At March 31, 2005 all of the 3,000,000 warrants issued on November 22, 2000 were exercised.

     In July 2003, J.W. Genesis exercised 59,583 warrants via a cashless exercise, forfeiting 15,417 shares. The Company did not receive proceeds upon exercise of these warrants.

(8)  Related Party Transactions

     Guven Kivilcim, a former member of Tricon and a former member of the Company's Board of Directors, has an interest in Intelligent Switching & Software LLC, and Numind Software Systems, Inc., which the Company conducted business with during the fiscal year ended March 31, 2003. Intelligent Switching & Software LLC provided the Company with long distance telecommunication services, and Numind Software Systems, Inc. provided the Company with Internet and website design and hosting services. The Company paid $154,000 to Intelligent Switching & Software LLC, and $45,000 to Numind Software Systems, Inc., for services during the fiscal year ended March 31, 2003.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)  Net Income Per Share

     In accordance with the provisions of SFAS No. 128, "Earnings Per Share," basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of potential stock issuances, calculated using the treasury stock method. Outstanding stock options, warrants, and convertible preferred shares issued by the Company represent the only dilutive effect reflected in diluted weighted average shares outstanding. The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:


                                                                Year Ended March 31,
                                                      2005            2004            2003
                                                 -------------   -------------   -------------
     Net income (numerator):

       Net income                                $   8,010,370   $   5,813,604   $   3,257,565
                                                 =============   =============   =============

     Shares (denominator)

       Weighted average number of common shares
         outstanding used in basic computation      22,862,417      19,471,681      17,300,130
       Common shares issuable upon exercise
         of stock options and warrants                 960,647       4,208,060       3,439,260
       Common shares issuable upon conversion
         of preferred shares                            10,125          10,125          10,125
                                                 -------------   -------------   -------------
       Shares used in diluted computation           23,833,189      23,689,866      20,749,515
                                                 =============   =============   =============
     Net income per common share:

       Basic                                     $        0.35   $        0.30   $        0.19
                                                 =============   =============   =============
       Diluted                                   $        0.34   $        0.25   $        0.16
                                                 =============   =============   =============

     At  March  31, 2005, 2004 and 2003, 485,500, 305,000 and  124,600
     shares, respectively, of common stock options and warrants, with a weighted average exercise price of $9.69, $10.16 and $2.43, respectively, were excluded from the diluted net income per share computation as their exercise prices were greater than the average market price of the common shares for the period.

(10) Valuation and Qualifying Accounts

      Activity in the Company's valuation and qualifying accounts consists of the following:

                                                                  Year Ended March 31,
                                                            2005          2004          2003
                                                         -----------   -----------   -----------
    Allowance for doubtful accounts:
       Balance at beginning of period                    $    22,987   $    16,644   $     7,475
       Provision for doubtful accounts                        16,092         7,702        14,759
       Write-off of uncollectible accounts receivable         (2,544)       (1,359)       (5,590)
                                                         -----------   -----------   -----------
       Balance at end of period                          $    36,535   $    22,987   $    16,644
                                                         ===========   ===========   ===========
    Valuation allowance for deferred tax assets:
       Balance at beginning of period                    $   803,902   $   938,766   $ 2,204,877
       (Deletions) / additions                               (86,353)     (134,864)   (1,266,111)
                                                         -----------   -----------   -----------

       Balance at end of period                          $   717,549   $   803,902   $   938,766
                                                         ===========   ===========   ===========

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Commitments and Contingencies

     Legal Matters

     The Company is a defendant in a lawsuit, filed in August 2002, in Texas state district court seeking injunctive and monetary relief styled Texas State Board of Pharmacy and State Board of Veterinary Medical Examiners v. PetMed Express, Inc. Cause No.GN-202514, in the 201st Judicial District Court, Travis County, Texas. The Company in its initial pleading denied the allegations contained therein. The Company will vigorously defend, is confident of its compliance with the applicable law, and finds wrong-on-the-facts the vast majority of the allegations contained in the Plaintiffs' supporting documentation attached to the lawsuit. Discovery commenced shortly after the filing of the lawsuit, and at this stage of the litigation it is difficult to assess any possible outcome or estimate any potential loss in the event of an adverse outcome.

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

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On May 1, 2000, the Company entered into a two-year employment agreement with Marc Puleo, M.D., current President, which provided for annual cash compensation to him of $150,000. On November 8, 2000, Dr. Puleo's employment agreement dated May 1, 2000 was amended to reflect a salary of $75,000 annually. Under the terms of the employment agreement Dr. Puleo received an annual salary of $75,000, subject to increase no less frequent than an annual review by the Company's Board of Directors. Dr. Puleo's salary was increased to $100,000 in fiscal year 2002, and then increased to $150,000 in May 2003. The agreement can be terminated upon the mutual consent of the parties or upon 90 days notice by the Company, in which case the Company would continue to compensate him under the terms of his employment agreement, or his contract will renew annually.

     Operating Lease

     The Company is responsible for certain maintenance costs, taxes and insurance under this lease. Starting June 1, 2005 the Company will exercise their option to lease an additional 3,000 square feet, which will increase the future minimum annual lease payments. On May 18, 2005 the Company extended for an additional three years, its lease agreement which was due to expire on May 31, 2006. The new amendment will expire on May 31, 2009. The future minimum annual lease payments are as follows:

              Years Ending March 31,
              ----------------------

              2006                    $     429,000
              2007                          452,000
              2008                          470,000
              2009                          489,000
              2010                           82,000
                                      -------------

              Total lease payments    $   1,922,000
                                      =============


     Rent expense was $383,000, $330,000 and $253,000 for the years ended March 31, 2005, 2004 and 2003, respectively.

(12) Sales by Category

     The following table provides a breakdown of the percentage of our total sales by each category during the indicated periods:

                                               Year Ended March 31,
                                               2005    2004    2003
                                              ------  ------  ------
     Prescription medications                   30%     30%     29%
     Non-prescription medications               69%     69%     64%
     Shipping and handling charges and other     1%      1%      7%
                                              ------  ------  ------
     Total                                     100%    100%    100%
                                              ======  ======  ======

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Quarterly Financial Data (Unaudited)

     Summarized unaudited quarterly financial data for fiscal 2005 and 2004 is as follows:



Quarter Ended:                 June 30, 2004  September 30, 2004  December 31, 2004  March 31, 2005
--------------                 --------------------------------------------------------------------

Sales                          $  35,288,528    $  28,754,697      $  20,782,837     $  23,531,685
Income from operations         $   2,726,016    $   2,856,588      $   3,129,631     $   3,789,391
Net income                     $   1,818,138    $   1,811,655      $   1,957,111     $   2,423,466
Diluted net income per share   $        0.08    $        0.08      $        0.08     $        0.10

Quarter Ended:                 June 30, 2003  September 30, 2003 December 31, 2003   March 31, 2004
--------------                 --------------------------------------------------------------------
Sales                          $  30,387,563    $  24,969,228      $  17,169,571     $  21,467,871
Income from operations         $   2,147,288    $   2,929,004      $   1,976,108     $   2,158,994
Net income                     $   1,432,584    $   1,818,188      $   1,223,924     $   1,338,908
Diluted net income per share   $        0.06    $        0.08      $        0.05     $        0.06


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

  The Company's management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended) as of the year ended March 31, 2005, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls over financial reporting during the period covered by this report.

ITEM 9B. OTHER INFORMATION

  Not applicable.

                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item will be set forth in our Proxy Statement relating to our 2005 Annual Meeting of Stockholders to be held on August 5, 2005, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item will be set forth in our Proxy Statement relating to our 2005 Annual Meeting of Stockholders to be held on August 5, 2005, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

   The information required by this item (other than information required by Item 201(d) of Regulation S-K with respect to equity compensation plans, which is set forth below in this Annual Report on Form 10-K) will be set forth in our Proxy Statement relating to our 2005 Annual Meeting of Stockholders to be held on August 5, 2005, and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

   The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 1998 Stock Option Plan and any compensation plans not previously approved by our Board of Directors as of March 31, 2005:


                   EQUITY COMPENSATION PLAN INFORMATION

                                Number of securities
                                   to be issued upon          Weighted average
                                exercise of outstanding        exercise price of    Number of securities
                                  options, warrants          outstanding options,    remaining available
 Plan category                       and rights              warrants and  rights   for future issuance
 -------------------------------------------------------------------------------------------------------
                                       (a)                          (b)                      (c)

 1998 Stock Option Plan                1,146,002                   $5.16                  3,853,998

 Equity compensation plans not
   approved by security holders (1)       20,000                   $1.33                          -
                                       ---------                                          ---------

 Total                                 1,166,002                                          3,853,998
                                       =========                                          =========



  (1) Represents non-plan options to purchase an aggregate of 20,000 shares of our common stock issued to a member of our management.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item will be set forth in our Proxy Statement relating to our 2005 Annual Meeting of Stockholders to be held on August 5, 2005, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

  The information required by this item will be set forth in our Proxy Statement relating to our 2005 Annual Meeting of Stockholders to be held on August 5, 2005, and is incorporated herein by reference.

                                  PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)     The following documents are filed as part of this report on Form 10-K.

  (1)   Consolidated Financial Statements

 The following exhibits are filed as part of this report on Form 10-K.

  (3)    Articles of Incorporation and By-Laws

  3.1    Amended and Restated Articles of Incorporation (1)

  3.2    By-Laws of the Corporation (1)

  (4)    Instruments Defining the Rights of Security Holders

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

  10.11 Amendment Number 1 to Executive Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K on March 16, 2004, Commission File No. 000-28827).*

  10.12 Line of Credit ($6,000,000) Agreement with RBC Centura Bank. (incorporated by reference to Exhibit 10.12 of the Registrant's Form 10-Q on November 5, 2005, Commission File No. 000-28827).

  (14)   Corporate Code of Ethics

  14.1 Corporate Code of Ethics (incorporated by reference in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders held on August 6, 2004).

  (21)   Subsidiaries of Registrant

  21.1   Subsidiaries of Registrant (filed herewith).

  (31)   Certifications

  31.1   Certification  of  Principal  Executive  Officer  Pursuant   to
         Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant's Report on Form 10-K for the year ended March 31, 2005, Commission File No. 000-28827).

  31.2   Certification  of  Principal  Financial  Officer  Pursuant   to
         Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant's Report on Form 10-K for the year ended March 31, 2005, Commission File No. 000-28827).

  (32)   Certifications

  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant's Report on Form 10-K for the year ended March 31, 2005, Commission File No. 000-28827).

   (1) Incorporated by reference to the Registration Statement on Form 10-SB, File No. 000-28827, as amended, as filed with the Securities and Exchange Commission.

                                SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 3, 2005

                             PETMED EXPRESS, INC.
                             (the "Registrant")

                             By:  /s/ Menderes Akdag
                                -------------------------
                                Menderes Akdag
                                Chief Executive Officer
                                (principal executive officer)

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on June 3, 2005.

     SIGNATURE                  TITLE


/s/ Menderes Akdag            Chief Executive Officer
--------------------          (principal executive officer)
Menderes Akdag                Officer and Director

/s/ Marc Puleo, M.D.          Chairman of the Board and President
--------------------
Marc Puleo, M.D.              Officer and Director

/s/ Bruce S. Rosenbloom       Chief Financial Officer and Treasurer
------------------------      (principal financial and accounting officer)
Bruce S. Rosenbloom           Officer

/s/ Robert C. Schweitzer
------------------------      Director
Robert C. Schweitzer

/s/ Ronald J. Korn            Director
----------------------
Ronald J. Korn

/s/ Gian Fulgoni              Director
----------------------
Gian Fulgoni

/s/ Frank J. Formica          Director
----------------------
Frank J. Formica