Form 10-Q
period 2005-06-30
PETMED EXPRESS INC
filed 2005-08-08
CIK 1040130

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549

                            FORM 10-Q

                           (Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2005

                               or

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

      Yes [ ]                                  No [X]

              APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 23,518,690 Common Shares, $.001 par value per share at August 5, 2005.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

              PETMED EXPRESS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        June 30,       March 31,
                                                          2005           2005
                                                     -------------   ------------
                                                      (UNAUDITED)
                         ASSETS
                         ------
Current assets:
   Cash and cash equivalents                         $  20,707,737   $ 12,680,962
   Accounts receivable, less allowance
     for doubtful accounts of $39,000 and
     $37,000, respectively                               1,912,458      1,796,756
   Inventories - finished goods                         10,096,170     11,180,333
   Prepaid expenses and other current assets               203,903        213,152
                                                     -------------   ------------
          Total current assets                          32,920,268     25,871,203

   Property and equipment, net                           1,170,826      1,286,267
   Deferred income taxes                                   595,936        582,846
   Intangible asset                                        365,000        365,000
   Other assets                                             14,167         14,167
                                                     -------------   ------------
Total assets                                         $  35,066,197   $ 28,119,483
                                                     =============   ============

           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------

Current liabilities:
   Accounts payable                                  $   4,171,099   $  2,724,990
   Income taxes payable                                  1,806,365        601,535
   Accrued expenses and other current liabilities        1,207,874        575,894
                                                     -------------   ------------
Total liabilities                                        7,185,338      3,902,419
                                                     -------------   ------------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.001 par value, 5,000,000
     shares authorized; 2,500 convertible shares
     issued and outstanding with a liquidation
     preference of $4 per share                              8,898          8,898
   Common stock, $.001 par value, 40,000,000 shares
     authorized; 23,496,191 and 23,458,725 shares
     issued and outstanding, respectively                   23,496         23,459
   Additional paid-in capital                           12,196,783     12,074,611
   Retained earnings                                    15,651,682     12,110,096
                                                     -------------   ------------
          Total shareholders' equity                    27,880,859     24,217,064
                                                     -------------   ------------

Total liabilities and shareholders' equity           $  35,066,197   $ 28,119,483
                                                     =============   ============


See accompanying notes to condensed consolidated financial statements

              PETMED EXPRESS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)

                                                          Three Months Ended
                                                               June 30,
                                                          2005            2004
                                                     -------------   ------------

Sales                                                $  43,631,758   $ 35,288,528
Cost of sales                                           26,773,172     21,426,719
                                                     -------------   ------------

Gross profit                                            16,858,586     13,861,809
                                                     -------------   ------------

Operating expenses:
   General and administrative                            3,852,894      3,221,905
   Advertising                                           7,604,303      7,754,829
   Depreciation and amortization                           127,545        159,059
                                                     -------------   ------------
Total operating expenses                                11,584,742     11,135,793
                                                     -------------   ------------

Income from operations                                   5,273,844      2,726,016
                                                     -------------   ------------

Other income (expense)
   Interest expense                                           -              (742)
   Interest income                                          99,437          4,633
   Other, net                                               40,287           (410)
                                                     -------------   ------------
Total other income (expense)                               139,724          3,481
                                                     -------------   ------------

Income before provision for income taxes                 5,413,568      2,729,497

Provision for income taxes                               1,871,982        911,359
                                                     -------------   ------------

Net income                                           $   3,541,586   $  1,818,138
                                                     =============   ============

Net income per common share:
   Basic                                             $        0.15   $       0.08
                                                     =============   ============
   Dilutive                                          $        0.15   $       0.08
                                                     =============   ============

Weighted average number of common shares
outstanding:
   Basic                                                23,471,264     22,017,221
                                                     =============   ============
   Dilutive                                             23,969,197     23,882,936
                                                     =============   ============


See accompanying notes to condensed consolidated financial statements

              PETMED EXPRESS, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                                          Three Months Ended
                                                               June 30,
                                                          2005            2004
                                                     -------------   ------------
Cash flows from operating activities:
  Net income                                         $   3,541,586   $  1,818,138
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                          127,545        159,059
    Tax benefit related to stock options exercised          38,110         32,763
    Deferred income taxes                                  (13,090)          -
    Bad debt expense                                         2,362            170
    (Increase) decrease in operating assets
    and liabilities:
      Accounts receivable                                 (118,064)        56,280
      Inventories                                        1,084,163     (2,990,083)
      Prepaid expenses and other current assets              9,249          9,121
        Other assets                                          -             7,655
        Accounts payable                                 1,446,109      2,388,665
        Income taxes payable                             1,204,830        456,151
        Accrued expenses and other current
          liabilities                                      631,980       (196,498)
                                                     -------------   ------------
Net cash provided by operating activities                7,954,780      1,741,421
                                                     -------------   ------------

Cash flows from investing activities:
  Purchases of property and equipment                      (12,104)       (67,210)
                                                     -------------   ------------
Net cash used in investing activities                      (12,104)       (67,210)
                                                     -------------   ------------

Cash flows from financing activities:
  Proceeds from the exercise of stock options,
    warrants, and other transactions                        84,099        226,727
    Payments on the loan obligation                           -           (17,110)
                                                     -------------   ------------
Net cash provided by financing activities                   84,099        209,617
                                                     -------------   ------------

Net increase in cash and cash equivalents                8,026,775      1,883,828
Cash and cash equivalents, at beginning of period       12,680,962      3,278,926
                                                     -------------   ------------

Cash and cash equivalents, at end of period          $  20,707,737   $  5,162,754
                                                     =============   ============

Supplemental disclosure of cash flow information:

  Cash paid for interest                             $        -      $        802
                                                     =============   ============
  Cash paid for income taxes                         $     642,132   $    422,445
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

   The Company's fiscal year end is March 31, and references herein to fiscal 2006 or 2005 refer to the Company's fiscal years ending March 31, 2006 and 2005, respectively.

Basis of Presentation and Consolidation

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions
to   Form  10-Q  and,  therefore,  do  not  include  all  of  the information and footnotes required by accounting principles generally accepted in the United States of America for complete
financial   statements.   In  the  opinion  of  management,   the
accompanying condensed consolidated financial statements  contain
all   adjustments,  consisting  of  normal  recurring   accruals,
necessary  to  present  fairly  the  financial  position  of  the
Company,   after   elimination  of  intercompany   accounts   and
transactions, at June 30, 2005 and the statements of income for the three months ended June 30, 2005 and 2004 and cash flows for the three months ended June 30, 2005 and 2004. The results of operations for the three months ended June 30, 2005 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2006. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-
K  for  the  fiscal  year ended March 31,  2005.   The  condensed
consolidated financial statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant
intercompany    transactions   have    been    eliminated    upon
consolidation.

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

Recently Issued Accounting Standards

  In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share Based Payment, which is a revision of SFAS No. 123. This Statement supersedes APB No. 25, which is the basis for the Company's current policy on accounting for stock-based compensation. SFAS No. 123R will require companies to recognize as an expense in the Statement of Income the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R is effective for the Company as of April 1, 2006, the beginning of the first quarter in fiscal 2007. Under the methods of adoption allowed by the standard, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. The fair value of unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123 except that compensation amounts must be recognized in the Statement of Income. Previously reported amounts may be restated (either to the beginning of the year of adoption or for all periods presented) to reflect the SFAS No. 123R amounts in the Statement of Income. Pro-forma disclosures about the fair value method and the impact on net income and net income per common share appear in Note 3 to the Condensed Consolidated Financial Statements. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material impact on its consolidated statements of income and earnings per share.

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

   The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

                                                   Three Months Ended
                                                         June 30,
                                                   2005            2004
                                               ------------   -------------
Net income (numerator):

  Net income                                   $  3,541,586   $   1,818,138
                                               ============   =============

Shares (denominator):

  Weighted average number of common shares
    outstanding used in basic computation        23,471,264      22,017,221
  Common shares issuable upon exercise
    of stock options and warrants                   487,808       1,855,590
  Common shares issuable upon conversion
    of preferred shares                              10,125          10,125
                                               ------------   -------------
  Shares used in diluted computation             23,969,197      23,882,936
                                               ============   =============

Net income per common share:

  Basic                                        $       0.15   $        0.08
                                               ============   =============
  Diluted                                      $       0.15   $        0.08
                                               ============   =============


  For the periods ended June 30, 2005 and 2004, 481,500 and 250,000 shares of common stock options, with a weighted average exercise price of $9.69 and $10.64, respectively, were excluded from the diluted net income per share computation as their exercise prices were greater than the average market price of the common shares for the period.

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

                                                   Three Months Ended
                                                         June 30,
                                                   2005            2004
                                               ------------   -------------
Reported net income:                           $  3,541,586   $   1,818,138

Deduct: total stock-based employee
compensation expense determined under
fair-value based method for all awards,
net of related tax effects                          219,016         159,406
                                               ------------   -------------

Pro forma net income:                          $  3,322,570   $   1,658,732
                                               ============   =============

Reported basic net income per share:           $       0.15   $        0.08
                                               ============   =============

Pro forma basic net income per share:          $       0.14   $        0.08
                                               ============   =============

Reported diluted net income per share:         $       0.15   $        0.08
                                               ============   =============

Pro forma diluted net income per share:        $       0.14   $        0.07
                                               ============   =============



Note 4:  Line of Credit

   The Company has a $6,000,000 line of credit with RBC Centura Bank, which upon 30 days notice has a provision to increase the line to $7,500,000. The line of credit is effective through
November 2, 2005, and the interest rate is at the published thirty day London Interbank Offered Rates ("LIBOR") plus 1.50% (4.84% at June 30, 2005), and contains various financial and operating covenants. At June 30, 2005 and 2004, there was no balance outstanding under the line of credit agreement.

Note 5:  Commitments and Contingencies

  The Company is a defendant in a lawsuit, filed in August 2002, in Texas state district court seeking injunctive and monetary relief styled Texas State Board of Pharmacy and State Board of Veterinary Medical Examiners v. PetMed Express, Inc. Cause No. GN-202514, in the 201st Judicial District Court, Travis County, Texas. The Company in its initial pleading denied the allegations contained therein. The Company is vigorously defending, is confident of its compliance with the applicable law, and finds wrong-on-the-facts the vast majority of the allegations contained in the Plaintiffs' supporting documentation attached to the lawsuit. Discovery commenced shortly after the filing of the lawsuit, and at this stage of the litigation it is difficult to assess any possible outcome or estimate any potential loss in the event of an adverse outcome.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Executive Summary

  PetMed Express was incorporated in the state of Florida in January 1996. The Company's common stock is traded on the Nasdaq National Market ("NASDAQ") under the symbol "PETS." Prior to the move to the NASDAQ, the Company's shares had been traded on the over-the-counter-bulletin board. The Company began selling pet medications and other health products in September 1996, and issued its first catalog in the fall of 1997. This catalog displayed approximately 1,200 items, including prescription and non-prescription pet medications, other health products and pet accessories. In fiscal 2001, the Company focused its product line on approximately 600 of the most popular pet medications and other health products for dogs and cats.

  The Company markets its products through national television, on-line, and direct mail/print advertising campaigns which direct consumers to order by phone or on the Internet, and aim to increase the recognition of the "1-800-PetMeds" brand name. For the quarter ended June 30, 2005, approximately 54% of all sales were generated via the Internet compared to 52% for the same period last year.

   The Company's sales consist of products sold mainly to retail consumers and minimally to wholesale customers. Typically, the Company's customers pay by credit card or check at the time the order is shipped. The Company usually receives cash settlement in one to three banking days for sales paid by credit cards, which minimizes the accounts receivable balances relative to the Company's sales. Certain wholesale customers are extended credit terms, which usually require payment within 30 days of delivery. The Company's sales returns average was approximately 1.4% and 1.6% of sales for the quarters ended on June 30, 2005 and 2004 respectively. The twelve month average retail purchase was approximately $76 and $74 per order, and the three month average retail purchase was approximately $79 per order for both of the quarters ended June 30, 2005 and 2004.

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

Revenue recognition

   The Company generates revenue by selling pet medication products primarily to retail consumers and minimally to wholesale customers. The Company's policy is to recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the consumer. Outbound shipping and handling fees are included in sales and are billed upon shipment. Shipping expenses are included in cost of sales.

   The majority of the Company's sales are paid by credit cards and the Company usually receives the cash settlement in one to three banking days. Credit card sales minimize accounts receivable balances relative to sales. The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers' inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends. At June 30, 2005 and 2004 the allowance for doubtful accounts was approximately $39,000 and $22,000, respectively.

Valuation of inventory

   Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. At June 30, 2005 and 2004 the inventory reserve was approximately $206,000 and $289,000, respectively.

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

Advertising

    The Company's advertising expenses consist primarily of television advertising, internet marketing, and direct mail/print advertising. Television costs are expensed as the advertisements are televised. Internet costs are expensed in the month incurred and direct mail/print advertising costs are expensed when the related print material is produced, distributed or superseded.

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

Results of Operations

   The following should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain items appearing in the Company's Condensed Consolidated Statements of Income:

                                       Three Months Ended
                                             June 30,
                                        2005         2004
                                      -------      -------
Sales                                   100.0   %    100.0   %
Cost of sales                            61.4         60.7
                                      -------      -------
Gross profit                             38.6         39.3

Operating expenses:
  General and administrative              8.8          9.1
  Advertising                            17.4         22.0
  Depreciation and amortization           0.3          0.5
                                      -------      -------
Total operating expenses                 26.5         31.6
                                      -------      -------

Income from operations                   12.1          7.7
                                      -------      -------

Other income (expense)                    0.3           -
                                      -------      -------

Income before provision for
  income taxes                           12.4          7.7

Provision for income taxes                4.3          2.5
                                      -------      -------
Net income                                8.1   %      5.2   %
                                      =======      =======


Three Months Ended June 30, 2005 Compared With Three Months Ended
June 30, 2004

Sales
-----

   Sales increased by approximately $8,343,000, or 23.6%, to approximately $43,632,000 for the quarter ended June 30, 2005, from approximately $35,289,000 for the quarter ended June 30, 2004. The increase in sales for the three months ended June 30, 2005 can be primarily attributed to increased retail new orders, retail reorders and wholesale sales.

   The Company has committed certain dollar amounts specifically designated towards television, direct mail/print and on-line advertising to stimulate sales, create brand awareness, and acquire new customers. Retail new order sales have increased by approximately $1,507,000, or 10.1%, to approximately $16,435,000 for the three months ended June 30, 2005, from approximately $14,928,000 for the three months ended June 30, 2004. Retail reorder sales have increased by approximately $5,816,000, or 29.2%, to approximately $25,762,000 for the three months ended June 30, 2005, from approximately $19,946,000 for the three months ended June 30, 2004. Wholesale sales have increased by approximately $1,020,000, or 246.3%, to approximately $1,434,000 for the three months ended June 30, 2005, from approximately $414,000 for the three months ended June 30, 2004. The Company acquired approximately 217,000 new customers for the quarter ended June 30, 2005, compared to approximately 191,000 new customers for the same period prior year. The increase in retail sales growth for the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004 can be attributed to increased advertising efficiency and more effective advertising creatives.

   The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm and flea and tick medications. For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2005, the Company's sales were approximately 33%, 26%, 19%, and 22%, respectively.

Cost of sales
-------------

   Cost of sales increased by approximately $5,346,000, or 25.0%, to approximately $26,773,000 for the quarter ended June 30, 2005, from approximately $21,427,000 for the quarter ended June 30, 2004. The increase in cost of sales is directly related to the increase in retail and wholesale sales in the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004. As a percent of sales, the cost of sales was 61.4% and 60.7% for the quarters ended June 30, 2005 and 2004, respectively. The percentage increase can be attributed to an increase to our wholesale sales, which had a lower gross profit percentage, and increases to our product and freight costs.

Gross profit
------------

   Gross profit increased by approximately $2,997,000, or 21.6%, to approximately $16,859,000 for the quarter ended June 30, 2005, from approximately $13,862,000 for the quarter ended June 30, 2004. Gross profit as a percentage of sales was 38.6% and 39.3% for the three months ended June 30, 2005 and 2004, respectively. The percentage decrease can be attributed to an increase to our wholesale sales, which had a lower gross profit percentage, and increases to our product and freight costs.

General and administrative expenses
-----------------------------------

   General and administrative expenses increased by approximately $631,000, or 19.6%, to approximately $3,853,000 for the quarter ended June 30, 2005, from approximately $3,222,000 for the quarter ended June 30, 2004. The increase in general and administrative expenses for the three months ended June 30, 2005 was primarily due to the following: a $189,000 increase to bank service and credit card fees which can be directly attributed to increased sales in the quarter; a $187,000 one-time charge relating to state/county sales tax which was not collected on behalf of our customers; a $175,000 increase to professional fees, primarily relating to increased legal fees and pharmacist fees; a $29,000 increase to insurance expenses, relating to additional premiums paid; a $25,000 increase to property expenses relating to additional rent due to our warehouse expansion; a $24,000 increase to payroll expenses due to the addition of new employees in the customer care and pharmacy departments enabling the company to sustain its growth; and a $2,000 increase to office expenses.

Advertising expenses
--------------------

   Advertising expenses decreased by approximately $151,000, or 1.9%, to approximately $7,604,000 for the quarter ended June 30, 2005, from approximately $7,755,000 for the quarter ended June 30, 2004. As a percentage of sales, advertising expense was 17.4% and 22.0% for the three months ended June 30, 2005 and 2004, respectively. The Company expects advertising as a percentage of sales to range from approximately 17.0% to 19.0% in fiscal 2006. However, that advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.

   The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, for the quarter ended June 30, 2005 was $35, compared to $41 for the same period the prior year. We can attribute this to an increase in advertising efficiency and effective advertising creatives.

Depreciation and amortization expenses
--------------------------------------

    Depreciation and amortization expenses decreased by approximately $31,000, or 19.8%, to approximately $128,000 for the quarter ended June 30, 2005, from approximately $159,000 for the quarter ended June 30, 2004. This decrease to depreciation and amortization expense for the quarter ended June 30, 2005 can be attributed to decreased property and equipment additions since the first quarter of fiscal 2005.

Other income
------------

  Other income increased by approximately $137,000, or 3,914%, to approximately $140,000 for the quarter ended June 30, 2005 from
approximately  $3,000 for the quarter ended June 30,  2004.   The
increase to other income can be primarily attributed to increased interest income due to increases in the Company's cash balance, which is swept into an interest bearing overnight account and tax-free short term investment accounts, and advertising revenue generated from our website.

Provision for income taxes
--------------------------

   For the quarters ended June 30, 2005 and 2004, the Company recorded an income tax provision for approximately $1,872,000 and $911,000, respectively, which resulted in an effective tax rate of 34.6% and 33.4%, respectively.

Liquidity and Capital Resources
-------------------------------

    The Company's working capital at June 30, 2005 and March 31, 2005 was $25,735,000 and $21,969,000, respectively. The
$3,766,000 increase in working capital was primarily attributable to cash flow generated from operations and the exercise of stock options. Net cash provided by operating activities was
$7,955,000  and  $1,741,000 for the three months ended  June  30,
2005   and  2004,  respectively.   Net  cash  used  in  investing
activities was $12,000 and $67,000 for the three months ended June 30, 2005 and 2004, respectively. Net cash provided by financing activities was $84,000 and $210,000 for the three months ended June 30, 2005 and 2004, respectively. This $126,000 decrease can be attributed to a decrease in the number of stock options and warrants exercised in the quarter ended June 30, 2005 than in the quarter ended June 30, 2004.

   The Company has a $6,000,000 line of credit with RBC Centura Bank, which upon 30 days notice has a provision to increase the line to $7,500,000. The line of credit is effective through
November 2, 2005, and the interest rate is at the published thirty day London Interbank Offered Rates ("LIBOR") plus 1.50% (4.84% at June 30, 2005), and contains various financial and operating covenants. At June 30, 2005 and 2004, there was no balance outstanding under the line of credit agreement.

   On May 18, 2005 the Company signed an amendment to extend its current lease agreement through May 31, 2009. The amendment terms are similar to the existing lease agreement, and the Company exercised its option to lease an additional 3,600 square feet. This addition to the warehouse was necessary to increase the Company's capacity to store additional inventory during our peak season. Under the terms of the new amendment the Company will be leasing 43,000 square feet.

   The Company had financed certain equipment acquisitions with capital leases. As of June 30, 2005 and 2004 the Company had no outstanding lease commitments except for the lease for its
executive  offices  and  warehouse.   The  Company's  sources  of
working capital include cash from operations, line of credit, and the exercise of stock options. For the remainder of fiscal 2006, the Company has approximately $280,000 planned for capital expenditure to maintain existing capital assets and to add additional computer equipment to further the Company's growth. These capital expenditures will be funded through cash from operations.

  The Company presently has no need for other alternative sources of working capital and at this time, has no commitments, or plans to obtain additional capital. If in the future, the Company seeks to raise additional capital through the sale of equity securities, no assurances can be given that the Company will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to the Company. Further, there can be no assurances that even if such additional capital is obtained that the Company will sustain profitability or positive cash flow.

Cautionary Statement Regarding Forward-Looking Information

  Certain information in this Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the words "believes," "intends," "expects," "may," "will," "should," "plans," "projects," "contemplates," "intends," "budgets," "predicts," "estimates," "anticipates," or similar expressions. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report.

  When  used  in  this  quarterly report on  Form  10-Q,  "PetMed
Express,"  "1-800-PetMeds,"  "PetMed,"  "1-888-PetMeds,"  "PetMed
Express.com,"  "the Company,"  "we," "our," and  "us"  refers  to
PetMed Express, Inc. and our subsidiaries.

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk.

  Market  risk  generally represents the  risk  that  losses  may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, line of credit, and debt obligations. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. As of June 30, 2005, the Company had no outstanding debt obligations.

  We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risk. Our exposure to market risk for changes in interest rates relates primarily to our obligations under our line of credit. As of August 5, 2005, there was no outstanding balance under the line of credit agreement.

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


Item 4.  Controls and Procedures.

  The Company's management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended June 30, 2005, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls over financial reporting during the period covered by this report.

                     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.


Item 2.  Unregistered Sales of Equity Securities and Use of
         Proceeds.

None.


Item 3.  Defaults Upon Senior Securities.

None


Item 4.  Submission of Matters to a Vote of Security Holders.

None


Item 5.  Other Information.

None

Item 6.  Exhibits

   The following exhibits are filed as part of this report.

31.1  Certification  of  Principal Executive  Officer  Pursuant  to
      Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant's Report on Form 10-Q for the quarter ended June 30, 2005, Commission File No. 000-28827).

31.2  Certification  of  Principal Financial  Officer  Pursuant  to
      Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant's Report on Form 10-Q for the quarter ended June 30, 2005, Commission File No. 000-28827).

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant's Report on Form 10-Q for the quarter ended June 30, 2005, Commission File No. 000-28827).

                           SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.
      (The "Registrant")

Date: August 8, 2005

By: /s/  Menderes Akdag
   ----------------------------------------
              Menderes Akdag

      Chief Executive Officer and President
      (principal executive officer)

By: /s/  Bruce S. Rosenbloom
   ----------------------------------------
           Bruce S. Rosenbloom

      Chief Financial Officer
     (principal financial and accounting officer)

___________________________________________________________________________
___________________________________________________________________________








                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


                     _______________________



                       PETMED EXPRESS, INC


                     _______________________



                            FORM 10-Q


                     FOR THE QUARTER ENDED:

                          JUNE 30, 2005



                     _______________________


                            EXHIBITS

                     _______________________

___________________________________________________________________________
___________________________________________________________________________

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