Form 10-Q
period 2005-09-30
PETMED EXPRESS INC
filed 2005-11-10
CIK 1040130

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549

                            FORM 10-Q

                           (Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2005

                               or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ___________ to __________

                Commission file number: 000-28827

                      PETMED EXPRESS, INC.
      ----------------------------------------------------
     (Exact name of registrant as specified in its charter)

              FLORIDA                       65-0680967
 ------------------------------        ---------------------
(State or other jurisdiction of           (I.R.S. Employer
 incorporation ororganization)           Identification No.)

       1441 S.W. 29th Avenue, Pompano Beach, Florida 33069
       ---------------------------------------------------
            (Address of principal executive offices)

                         (954) 979-5995
         ----------------------------------------------
        (Issuer's telephone number, including area code)

                               N/A
      ------------------------------------------------------
     (Former name, former address and former fiscal year, if
                   changed since last report)

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


           APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 23,720,980 Common Shares, $.001 par value per share at November 8, 2005.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

              PETMED EXPRESS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    September 30,      March 31,
                                                                        2005              2005
                                                                    ------------      ------------
                                                                     (UNAUDITED)
                                  ASSETS
                                  ------
Current assets:
   Cash and cash equivalents                                        $  25,617,096     $  12,680,962
   Accounts receivable, less allowance for doubtful
      accounts of $20,000 and $37,000, respectively                       995,273         1,796,756
   Inventories - finished goods                                         8,367,724        11,180,333
   Prepaid expenses and other current assets                              511,721           213,152
                                                                    -------------     -------------
          Total current assets                                         35,491,814        25,871,203

   Property and equipment, net                                          1,057,892         1,286,267
   Deferred income taxes                                                  601,199           582,846
   Intangible asset                                                       365,000           365,000
   Other assets                                                            14,167            14,167
                                                                    -------------     -------------

Total assets                                                        $  37,530,072     $  28,119,483
                                                                    =============     =============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 $   2,482,004     $   2,724,990
   Income taxes payable                                                 3,237,936           601,535
   Accrued expenses and other current liabilities                       1,016,584           575,894
                                                                    -------------     -------------

Total current liabilities                                               6,736,524         3,902,419
                                                                    -------------     -------------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares authorized;
      2,500 convertible shares issued and outstanding with a
      liquidation preference of $4 per share                                8,898             8,898
   Common stock, $.001 par value, 40,000,000 shares authorized;
      23,618,481 and 23,458,725 shares issued and outstanding,
      respectively                                                         23,618            23,459
   Additional paid-in capital                                          12,398,524        12,074,611
   Retained earnings                                                   18,362,508        12,110,096
                                                                    -------------     -------------

          Total shareholders' equity                                   30,793,548        24,217,064
                                                                    -------------     -------------

Total liabilities and shareholders' equity                          $  37,530,072     $  28,119,483
                                                                    =============     =============

See accompanying notes to condensed consolidated financial statements

              PETMED EXPRESS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)

                                                            Three Months Ended                 Six Months Ended
                                                               September 30,                     September 30,
                                                           2005             2004             2005             2004
                                                      -------------    -------------    -------------    -------------
 Sales                                               $   38,652,674   $   28,754,697   $   82,284,432   $   64,043,225
 Cost of sales                                           23,801,822       17,141,556       50,574,994       38,568,275
                                                      -------------    -------------    -------------    -------------

 Gross profit                                            14,850,852       11,613,141       31,709,438       25,474,950
                                                      -------------    -------------    -------------    -------------
 Operating expenses:
      General and administrative                          3,808,677        2,971,268        7,661,571        6,193,173
      Advertising                                         6,922,832        5,629,991       14,527,135       13,384,820
      Depreciation and amortization                         131,745          155,294          259,290          314,353
                                                      -------------    -------------    -------------    -------------
 Total operating expenses                                10,863,254        8,756,553       22,447,996       19,892,346
                                                      -------------    -------------    -------------    -------------

 Income from operations                                   3,987,598        2,856,588        9,261,442        5,582,604
                                                      -------------    -------------    -------------    -------------
 Other income (expense):
      Interest expense                                            -             (138)               -             (880)
      Interest income                                       152,715           17,372          252,152           22,005
      Other, net                                             81,821            1,821          122,108            1,411
                                                      -------------    -------------    -------------    -------------
 Total other income (expense)                               234,536           19,055          374,260           22,536
                                                      -------------    -------------    -------------    -------------

 Income before provision for income taxes                 4,222,134        2,875,643        9,635,702        5,605,140

 Provision for income taxes                               1,511,308        1,063,988        3,383,290        1,975,347
                                                      -------------    -------------    -------------    -------------

 Net income                                               2,710,826        1,811,655        6,252,412        3,629,793
                                                      =============    =============    =============    =============

 Net income per common share:
       Basic                                                   0.12             0.08   $         0.27   $         0.16
                                                      =============    =============    =============    =============
       Diluted                                                 0.11             0.08   $         0.26   $         0.15
                                                      =============    =============    =============    =============

 Weighted average number of common shares outstanding:
       Basic                                             23,564,051       22,719,266       23,517,911       22,370,162
                                                      =============    =============    =============    =============
       Diluted                                           24,111,210       23,860,513       24,032,552       23,463,939
                                                      =============    =============    =============    =============


See accompanying notes to condensed consolidated financial statements

              PETMED EXPRESS, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                                                    Six Months Ended
                                                                      September 30,
                                                                  2005            2004
                                                              ------------    ------------
 Cash flows from operating activities:
    Net income                                               $   6,252,412   $   3,629,793
    Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                              259,290         314,353
        Tax benefit related to stock options exercised              38,110         690,512
        Deferred income taxes                                      (18,353)              -
        Bad debt expense (recovery)                                (15,616)          5,852
        (Increase) decrease in operating assets and liabilities:
             Accounts receivable                                   817,099         365,588
             Inventories - finished goods                        2,812,609       1,767,015
             Prepaid expenses and other current assets            (298,569)        (98,674)
             Other assets                                                -           7,655
             Accounts payable                                     (242,986)         25,410
             Income taxes payable                                2,636,401         162,390
             Accrued expenses and other current liabilities        440,690        (273,716)
                                                              ------------    ------------
 Net cash provided by operating activities                      12,681,087       6,596,178
                                                              ------------    ------------

 Cash flows from investing activities:
    Purchases of property and equipment                            (30,915)       (110,583)
                                                              ------------    ------------
 Net cash used in investing activities                             (30,915)       (110,583)
                                                              ------------    ------------
 Cash flows from financing activities:
    Proceeds from the exercise of stock options, warrants,
       and other transactions                                      285,962       1,093,835
    Payments on the loan obligation                                      -         (68,442)
                                                              ------------    ------------
 Net cash provided by financing activities                         285,962       1,025,393
                                                              ------------    ------------

 Net increase in cash and cash equivalents                      12,936,134       7,510,988
 Cash and cash equivalents, at beginning of period              12,680,962       3,278,926
                                                              ------------    ------------

 Cash and cash equivalents, at end of period                 $  25,617,096   $  10,789,914
                                                              ============    ============
 Supplemental disclosure of cash flow information:

    Cash paid for interest                                   $           -   $         802
                                                              ============    ============
    Cash paid for income taxes                               $     727,132   $   1,122,445
                                                              ============    ============

See accompanying notes to condensed consolidated financial statements

              PETMED EXPRESS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

Note 1:  Summary of Significant Accounting Policies

Organization

  PetMed Express, Inc. and subsidiaries, d/b/a 1-800-PetMeds, is a leading nationwide pet pharmacy. The Company markets prescription and non-prescription pet medications and other health products for dogs, cats, and horses direct to the consumer. The Company offers consumers an attractive alternative for obtaining pet medications in terms of convenience, price, and speed of delivery.

  The Company markets its products through national television, on-line and direct mail/print advertising campaigns, which aim to increase the recognition of the "1-800-PetMeds" brand name, increase traffic on its web site at www.1800petmeds.com, acquire new customers, and maximize
-------------------
repeat purchases. The Company's executive offices are located in Pompano Beach, Florida.

   The Company's fiscal year end is March 31, and references herein to fiscal 2006 or 2005 refer to the Company's fiscal years ending March 31, 2006 and 2005, respectively.

Basis of Presentation and Consolidation

  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company, after elimination of intercompany accounts and transactions, at September 30, 2005 and the Statements of Income for the three and six months ended September 30, 2005 and 2004 and Statements of Cash Flows for the six months ended September 30, 2005 and 2004. The results of operations for the three and six months ended September 30, 2005 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2006. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2005. The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated upon consolidation.

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

Recently Issued Accounting Standards

  In  December  2004,  the  Financial  Accounting  Standards
Board issued Statement of Financial Accounting Standards ("SFAS") No. 123R, Share Based Payment, which is a revision of SFAS No. 123. This Statement supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for
Stock Issued to Employees, which is the basis for the Company's current policy on accounting for stock-based compensation. SFAS No. 123R will require companies to recognize as an expense in the Statement of Income the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R is effective for the Company as of April 1, 2006, the beginning of the first quarter in fiscal 2007. Under the methods of adoption allowed by the standard, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. The fair value of unvested equity-classified awards that were granted prior to the effective date should be measured in accordance with SFAS No. 123 and recognized as compensation expense in the Statement of Income. Previously reported amounts may be restated (either to the beginning of the year of adoption or for all periods presented) to reflect the SFAS No. 123R amounts in the Statement of

Income. Pro-forma disclosures about the fair value method and the impact on net income and net income per common share appear in Note 3 to the Condensed Consolidated Financial Statements. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material impact on its Consolidated Statements of Income and earnings per share.

  The Company does not believe that any other recently issued, but not yet effective, accounting standard, if currently adopted, will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Note 2:  Net Income Per Share

  In accordance with the provisions of SFAS No. 128, Earnings Per Share, basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of potential stock options and warrants exercised and the effects of the potential conversion of preferred shares, calculated using the treasury stock method. Outstanding stock options, warrants, and convertible preferred shares issued by the Company represent the only dilutive effect reflected in diluted weighted average shares outstanding.

   The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:


                                                    Three Months Ended           Six Months Ended
                                                       September 30,               September 30,
                                                    2005           2004          2005          2004
                                                 ----------     ----------    ----------    ----------

Net income (numerator):

  Net income                                    $ 2,710,826    $ 1,811,655   $ 6,252,412   $ 3,629,793
                                                 ==========     ==========    ==========    ==========
Shares (denominator):

  Weighted average number of common shares
    outstanding used in basic computation         23,564,051    22,719,266    23,517,911    22,370,162
  Common shares issuable upon exercise
    of stock options and warrants                    537,034     1,131,122       504,516     1,083,652
  Common shares issuable upon conversion
    of preferred shares                               10,125        10,125        10,125        10,125
                                                  ----------    ----------    ----------    ----------
  Shares used in diluted computation              24,111,210    23,860,513    24,032,552    23,463,939
                                                  ==========    ==========    ==========    ==========
Net income per common share:

  Basic                                         $       0.12   $      0.08   $      0.27   $      0.16
                                                  ==========    ==========    ==========    ==========
  Diluted                                       $       0.11   $      0.08   $      0.26   $      0.15
                                                  ==========    ==========    ==========    ==========

  For the three months ended September 30, 2005 and 2004, 250,000 and 485,500 shares of common stock options, with a weighted average exercise price of $10.64 and $9.69, and for the six months ended September 30, 2005 and 2004, 422,334 and 485,500 shares of common stock options, with a weighted average exercise price of $9.93 and $9.69, respectively, were excluded from the diluted net income per share computation as their exercise prices were greater than the average market price of the common shares for the period, therefore the effect would have been anti-dilutive.

Note 3:  Accounting for Stock-Based Compensation

   The Company accounts for employee stock options using the intrinsic value method as prescribed by APB No. 25, Accounting for Stock Issued to Employees. The Company follows the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for employee stock options. Had the Company determined employee compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been decreased to the pro forma amounts indicated below:

                                                       Three Months Ended            Six Months Ended
                                                          September 30,                 September 30,
                                                       2005           2004           2005           2004
                                                   -----------    -----------    -----------    -----------

Reported net income:                              $  2,710,826   $  1,811,655   $  6,252,412   $  3,629,793

Deduct: total stock-based employee compensation
expense determined under fair-value based method
for all awards, net of related tax effects              71,782         73,948        290,798        233,354
                                                   -----------    -----------    -----------    -----------

Pro forma net income:                             $  2,639,044   $  1,737,707   $  5,961,614   $  3,396,439
                                                   ===========    ===========    ===========    ===========
Reported basic net income per share:              $       0.12   $       0.08   $       0.27   $       0.16
                                                   ===========    ===========    ===========    ===========
Pro forma basic net income per share:             $       0.11   $       0.08   $       0.25   $       0.15
                                                   ===========    ===========    ===========    ===========
Reported diluted net income per share:            $       0.11   $       0.08   $       0.26   $       0.15
                                                   ===========    ===========    ===========    ===========
Pro forma diluted net income per share:           $       0.11   $       0.07   $       0.25   $       0.14
                                                   ===========    ===========    ===========    ===========


Note 4:  Line of Credit

   The Company has a $6,000,000 line of credit with RBC Centura Bank ("RBC"), which upon 30 days notice has a provision to increase the line to $7,500,000. On October 31, 2005, the Company and RBC agreed to extend the maturity date of the existing line of credit for a period of 60 days. The line of credit is effective through January 1, 2006, and the interest rate is at the published thirty day London Interbank Offered Rates ("LIBOR") plus 1.50% (5.34% at September 30, 2005), and contains various financial and operating covenants. As of September 30, 2005 and 2004, there was no balance outstanding under the line of credit agreement.

Note 5:  Commitments and Contingencies

  The Company is a defendant in a lawsuit, filed in August 2002, in Texas state district court seeking injunctive and monetary relief styled Texas State Board of Pharmacy and State Board of Veterinary Medical Examiners v. PetMed Express, Inc. Cause No. GN-202514, in the 201st Judicial District Court, Travis County, Texas. The Company in its initial pleading denied the allegations contained therein. The Company is vigorously defending, is confident of its compliance with the applicable law, and finds wrong-on-the-facts the vast majority of the allegations contained in the Plaintiffs' supporting documentation attached to the lawsuit. We are currently negotiating a settlement of the matter, although there can be no assurances that the negotiations will be successful. Thus, at this stage it is difficult to assess the outcome or estimate any potential loss in the event of an adverse outcome.

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
Condition and Results of Operations.

Executive Summary

  PetMed Express was incorporated in the state of Florida in January 1996. The Company's common stock is traded on the Nasdaq National Market ("NASDAQ") under the symbol "PETS." The Company began selling pet medications and other pet health products in September 1996, and issued its first catalog in the fall of 1997. This catalog displayed approximately 1,200 items, including prescription and non-prescription pet medications, other pet health products and pet accessories. In fiscal 2001, the Company focused its product line on approximately 600 of the most popular pet medications and other health products for dogs and cats. Presently, the Company's product line includes approximately 750 of the most popular pet medications and other health products for dogs, cats, and horses.

  The Company markets its products through national television, on-line, and direct mail/print advertising campaigns which direct consumers to order by phone or on the Internet, and aim to increase the recognition of the "1-800-PetMeds" brand name. For the quarter ended September 30, 2005, approximately 55% of all sales were generated via the Internet compared to 52% for the same period last year.

   The  Company's sales consist of products sold  mainly  to
retail consumers and minimally to wholesale customers. Typically, the Company's customers pay by credit card or check at the time the order is shipped. The Company usually receives cash settlement in one to three banking days for sales paid by credit cards, which minimizes the accounts receivable balances relative to the Company's sales. Certain wholesale customers are extended credit terms, which usually require payment within 30 days of delivery. The Company's sales returns average was approximately 1.6% of sales for both of the quarters ended on September 30, 2005 and 2004. The three month average retail purchase was approximately $74 per order for both of the quarters ended September 30, 2005 and 2004. The six month average retail purchase was approximately $77 and $76 per order, respectively, for the quarters ended September 30, 2005 and 2004.

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

   The majority of the Company's sales are paid by credit cards and the Company usually receives the cash settlement in one to three banking days. Credit card sales minimize accounts receivable balances relative to sales. The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from the customers' inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends. At September 30, 2005 and 2004 the allowance for doubtful accounts was approximately $20,000 and $15,000, respectively.

Valuation of inventory

   Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. At September 30, 2005 and 2004 the inventory reserve was approximately $171,000 and $192,000, respectively.

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

Advertising

   The Company's advertising expenses consists primarily of television advertising, internet marketing, and direct mail/print advertising. Television costs are expensed as the advertisements are televised. Internet costs are expensed in the month incurred and direct mail/print costs are expensed when the related print material is produced, distributed or superseded.

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


                                             Three Months Ended    Six Months Ended
                                               September 30,         September 30,
                                              2005       2004       2005       2004
                                            --------   --------   --------   --------

 Sales                                       100.0  %   100.0  %   100.0  %   100.0  %
 Cost of sales                                61.6       59.6       61.5       60.2
                                            --------   --------   --------   --------
 Gross profit                                 38.4       40.4       38.5       39.8
                                            --------   --------   --------   --------
 Operating expenses:
      General and administrative               9.9       10.3        9.3        9.7
      Advertising                             17.9       19.6       17.6       20.9
      Depreciation and amortization            0.3        0.5        0.3        0.5
                                            --------   --------   --------   --------
 Total operating expenses                     28.1       30.4       27.2       31.1
                                            --------   --------   --------   --------

 Income from operations                       10.3       10.0       11.3        8.7
                                            --------   --------   --------   --------

 Other income                                  0.6          -        0.4          -
                                            --------   --------   --------   --------

 Income before provision for income taxes     10.9       10.0       11.7        8.7

 Provision for income taxes                    3.9        3.7        4.1        3.0
                                            --------   --------   --------   --------

 Net income                                    7.0        6.3        7.6        5.7
                                            =======    ========   ========   ========

Three  Months Ended September 30, 2005 Compared  With  Three
Months  Ended  September  30, 2004,  and  Six  Months  Ended
September  30, 2005 Compared With Six Months Ended September
30, 2004

Sales
-----

   Sales increased by approximately $9,898,000, or 34.4%, to approximately $38,653,000 for the quarter ended September 30, 2005, from approximately $28,755,000 for the quarter ended September 30, 2004. For the six months ended
September 30, 2005, sales increased by approximately $18,241,000, or 28.5%, to approximately $82,284,000 compared to sales of approximately $64,043,000 for the six months ended September 30, 2004. The increase in sales for the three and six months ended September 30, 2005 can be primarily attributed to increased retail new orders, retail reorders and wholesale sales.

    The Company has committed certain dollar amounts specifically designated towards television, direct mail/print and on-line advertising to stimulate sales, create brand awareness, and acquire new customers. Retail reorder sales have increased by approximately $5,629,000, or 32.7%, to approximately $22,868,000 for the three months ended September 30, 2005, from approximately $17,239,000 for the three months ended September 30, 2004. Retail reorder sales have increased by approximately $11,447,000, or 30.8%, to approximately $48,631,000 for the six months ended September 30, 2005, from approximately $37,184,000 for the six months ended September 30, 2004. Retail new order sales have increased by approximately $3,801,000, or 34.9%, to approximately $14,680,000 for the three months ended September 30, 2005, from approximately $10,879,000 for the three months ended September 30, 2004. Retail new order sales have increased by approximately $5,307,000, or 20.6%, to approximately $31,115,000 for the six months ended September 30, 2005, from approximately $25,808,000 for the six months ended September 30, 2004. Wholesale sales have increased by approximately $467,000, or 73.3%, to approximately $1,104,000 for the three months ended September 30, 2005, from approximately $637,000 for the three months ended September 30, 2004. Wholesale sales have increased by approximately $1,488,000, or 141.5%, to approximately $2,539,000 for the six months ended September 30, 2005, from approximately $1,051,000 for the six months ended September 30, 2004. The Company acquired approximately 208,000 new customers for the quarter ended September 30, 2005, compared to approximately 154,000 new
customers  for  the  same period prior year.   For  the  six
months   ended  September  30,  2005  the  Company  acquired
approximately 425,000 new customers, compared to approximately 345,000 new customers for the same period in the prior year. The increase in retail sales growth for the quarter and six months ended September 30, 2005 compared to the quarter and six months ended September 30, 2004 can be attributed to increased advertising efficiency with more effective creatives, and discount offers.

   The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm and flea and tick medications. For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2005, the Company's sales were approximately 33%, 26%, 19%, and 22%, respectively.

   In October 2005, the Company's business was affected by Hurricane Wilma. Due to a failed generator the Company lost approximately two days of business on its website and four days of business in its contact center. While we are not able to predict with certainty, sales growth and net income may have been negatively impacted in our third fiscal quarter ending on December 31, 2005.

Cost of sales
-------------

   Cost of sales increased by approximately $6,660,000, or 38.9%, to approximately $23,802,000 for the quarter ended September 30, 2005, from approximately 17,142,000 for the quarter ended September 30, 2004. For the six months ended September 30, 2005, cost of sales increased by approximately $12,007,000, or 31.1%, to approximately $50,575,000 compared to cost of sales of approximately $38,568,000 for the six months ended September 30, 2004. The increase in cost of sales for the three and six months ended September 30, 2005 is directly related to the increase in retail and wholesale sales. As a percent of sales, the cost of sales was 61.6% and 59.6% for the three months ended September 30, 2005 and 2004, respectively, and for the six months ended September 30, 2005 and 2004 cost of sales was 61.5% and 60.2%, respectively. The percentage increase can be attributed to increases in our product and freight costs, and increases in our wholesale sales, which had a lower gross profit percentage. We were also aggressive with our pricing, by offering more promotional discounts in order to capture additional market share.

   As a direct result of Hurricane Wilma, the Company wrote-
off    approximately   $50,000   of   refrigeration-required
inventory during the third fiscal quarter ending on December
31, 2005.

Gross profit
------------

   Gross profit increased by approximately $3,238,000, or 27.9%, to approximately $14,851,000 for the quarter ended September 30, 2005, from approximately $11,613,000 for the quarter ended September 30, 2004. For the six months ended September 30, 2005, gross profit increased by approximately $6,234,000, or 24.5%, to approximately $31,709,000 compared to gross profit of approximately $25,475,000 for the six months ended September 30, 2004. Gross profit as a percentage of sales was 38.4% and 40.4% for the three months ended September 30, 2005 and 2004, respectively, and for the six months ended September 30, 2005 and 2004 gross profit as a percentage of sales was 38.5% and 39.8%, respectively.

The gross profit percentage decrease can be attributed to increases in our product and freight costs, and increases in our wholesale sales, which had a lower gross profit percentage. We were also aggressive with our pricing, by offering more promotional discounts in order to capture additional market share.

General and administrative expenses
-----------------------------------

    General and administrative expenses increased by approximately $838,000, or 28.2%, to approximately $3,809,000 for the quarter ended September 30, 2005, from approximately $2,971,000 for the quarter ended September 30, 2004. For the six months ended September 30, 2005, general and administrative expenses increased by approximately $1,469,000, or 23.7%, to approximately $7,662,000 compared to general and administrative expenses of approximately $6,193,000 for the six months ended September 30, 2004. The increase in general and administrative expenses for the three months ended September 30, 2005 was primarily due to the following: a $283,000 increase to payroll expenses which can be attributed to the addition of new employees in the customer care and pharmacy departments enabling the company to sustain its growth; a $236,000 increase to credit card and bank service fees which can be directly attributed to increased sales in the quarter; a $112,000 increase to professional fees, primarily relating to increased pharmacist, accounting, and legal fees; a $67,000 increase to telephone expenses resulting from receiving one time usage credits in the quarter ended September 30, 2004; a $77,000 adjustment relating to state/county sales tax which was not collected on behalf of our customers; a $39,000 increase to office expenses which can be directly attributed to increased sales in the quarter; and a $30,000 increase to property expenses, relating to additional rent due to our warehouse expansion, and a $6,000 decrease to other expenses.

   The increase in general and administrative expenses for the six months ended September 30, 2005 was primarily due to the following: a $425,000 increase to credit card and bank service fees which can be directly attributed to increased sales in the period; a $307,000 increase to payroll expenses which can be attributed to the addition of new employees in the customer care and pharmacy departments enabling the company to sustain its growth; a $287,000 increase to professional fees, primarily relating to increased pharmacist, accounting, and legal fees; a $265,000 one-time charge relating to state/county sales tax which was not collected on behalf of our customers; a $57,000 increase to telephone expenses resulting from receiving one time usage credits in the quarter ended September 30, 2004; a $55,000 increase to property expenses, relating to additional rent due to our warehouse expansion; a $41,000 increase to office expenses which can be directly attributed to increased sales in the period; a $23,000 increase to insurance expenses, relating to additional premiums paid; and a $9,000 increase to other expenses.

   As a direct result of Hurricane Wilma, the Company incurred unanticipated hurricane-related charges of approximately $40,000 during the third fiscal quarter ending December 31, 2005. These charges included mainly generator and fuel expenses.

Advertising expenses
--------------------

     Advertising expenses increased by approximately $1,293,000, or 23.0%, to approximately $6,923,000 for the quarter ended September 30, 2005, from approximately $5,630,000 for the quarter ended September 30, 2004. For the six months ended September 30, 2005, advertising expenses increased by approximately $1,142,000, or 8.5%, to approximately $14,527,000 compared to advertising expenses of approximately $13,385,000 for the six months ended September 30, 2004. The increase in advertising expenses for the three and six months ended September 30, 2005 was due to the Company's plan to commit certain amounts specifically designated towards television, direct mail/print and on-line advertising to stimulate sales, create brand awareness, and acquire new customers.

  The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, for the quarter ended September 30, 2005 was $33, compared to $37 for the same period the prior year, and for the six months ended September 30, 2005, the advertising cost of acquiring a new customer was $34 compared to $39 for the same period prior year. We can attribute this to an increase in advertising efficiency with more effective creatives. As a percentage of sales, advertising expense was 17.9% and 19.6% for the three months ended September 30, 2005 and 2004, respectively, and 17.6% and 20.9% for the six months ended September 30, 2005 and 2004, respectively. The Company expects advertising as a percentage of sales to range from approximately 17.0% to 19.0% in fiscal 2006. However, that advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.

Depreciation and amortization expenses
--------------------------------------

    Depreciation and amortization expenses decreased by approximately $23,000, or 15.2%, to approximately $132,000 for the quarter ended September 30, 2005, from approximately $155,000 for the quarter ended September 30, 2004. For the six months ended September 30, 2005, depreciation and amortization expenses decreased by approximately $55,000, or 17.5%, to approximately $259,000 compared to depreciation and amortization expenses of approximately $314,000 for the six months ended September 30, 2004. This decrease in depreciation and amortization expense for three and six months ended September 30, 2005 can be attributed to decreased property and equipment additions since the first quarter of fiscal 2005.

Other income
------------

   Other income increased by approximately $216,000 to approximately $235,000 for the quarter ended September 30, 2005, from approximately $19,000 for the quarter ended September 30, 2004. For the six months ended September 30, 2005, other income increased by approximately $351,000 to approximately $374,000 compared to other income of approximately $23,000 for the six months ended September 30, 2004. The increase to other income can be primarily attributed to increased interest income due to increases in the Company's cash balance, which is swept into an interest bearing overnight account and tax-free short term investment accounts, and advertising revenue generated from our website.

Provision for income taxes
--------------------------

   For the quarters ended September 30, 2005 and 2004, the Company recorded an income tax provision of approximately $1,511,000 and $1,064,000, respectively, which resulted in an effective tax rate of 35.8% and 37.0%, respectively. The effective tax rate decreased due to the fact that the interest income earned by the Company in the quarter ended September 30, 2005 was a result of investments in tax-free securities. For the six months ended September 30, 2005 and 2004, the Company recorded an income tax provision of approximately $3,383,000 and $1,975,000, respectively, which resulted in an effective tax rate of 35.1% and 35.2%, respectively.

Liquidity and Capital Resources

    The Company's working capital at September 30, 2005 and March 31, 2005 was $28,755,000 and $21,969,000,
respectively. The $6,786,000 increase in working capital was primarily attributable to cash flow generated from operations and the exercise of stock options. Net cash provided by operating activities was $12,681,000 and $6,596,000 for the six months ended September 30, 2005 and 2004, respectively. Net cash used in investing activities was $31,000 and $111,000 for the six months ended September 30, 2005 and 2004, respectively. Net cash provided by financing was $286,000 and $1,025,000 for the six months ended September 30, 2005 and 2004, respectively. This $739,000 decrease can be attributed to a decrease in the number of stock options and warrants exercised in the six months ended September 30, 2005 as compared to the six months ended September 30, 2004.

   The Company has a $6,000,000 line of credit with RBC Centura Bank ("RBC"), which upon 30 days notice has a provision to increase the line to $7,500,000. On October 31, 2005, the Company and RBC agreed to extend the maturity date of the existing line of credit for a period of 60 days. The line of credit is effective through January 1, 2006, and the interest rate is at the published thirty day London Interbank Offered Rates ("LIBOR") plus 1.50% (5.34% at September 30, 2005), and contains various financial and operating covenants. As of September 30, 2005 and 2004, there was no balance outstanding under the line of credit agreement.

   On May 18, 2005 the Company signed an amendment to extend its current lease agreement through May 31, 2009. The amendment terms are similar to the existing lease agreement, and the Company exercised its option to lease an additional 3,600 square feet to expand its warehouse. This addition to the warehouse was necessary to increase the Company's capacity to store additional inventory during our peak season. Under the terms of the new amendment the Company will be leasing 43,000 square feet.


   The Company had financed certain equipment acquisitions with capital leases. As of September 30, 2005 and 2004 the Company had no outstanding lease commitments except for the lease for its executive offices and warehouse. The Company's sources of working capital include cash from operations, line of credit, and the exercise of stock options. For the remainder of fiscal 2006, the Company has approximately $350,000 planned for capital expenditures to expand the Company's warehouse, pharmacy and fulfillment operations, to maintain existing capital assets and to add additional computer equipment to further the Company's growth. These capital expenditures will be funded through cash from operations.

  The Company presently has no need for other alternative sources of working capital and at this time, has no commitments, or plans to obtain additional capital. If in the future, the Company seeks to raise additional capital through the sale of equity securities, no assurances can be given that the Company will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to the Company. Further, there can be no assurances that even if such additional capital is obtained, the Company will sustain profitability or positive cash flow.

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

Item  3.    Quantitative and Qualitative  Disclosures  About
Market Risk.

  Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, line of credit, and debt obligations. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. As of September 30, 2005, the Company had no outstanding debt obligations.

  We  do  not  utilize  financial  instruments  for  trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risk. Our exposure to market risk for changes in interest rates relates primarily to our obligations under our line of credit. As of November 8, 2005, there was no outstanding balance under the line of credit agreement.

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

Item 4.   Controls and Procedures.

  The Company's management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended September 30, 2005, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls over financial reporting during the period covered by this report.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders.

We held our annual stockholders' meeting in Pompano Beach, Florida on August 5, 2005. Stockholders voted on whether:

  1. To amend the Company's Articles of Incorporation to provide for staggered terms for our Board of Directors;

  2. To elect six directors to the Board of Directors;

  3. To ratify the appointment of Goldstein Golub Kessler LLP, as independent auditors.

  With a majority of the outstanding shares voting either by proxy  or  in person, the stockholders approved proposals  2 and 3, (proposal 1 did not pass), with voting as follows:

Proposal 1.                          For         Against        Abstain
-----------                      ------------  ------------  ------------
To amend the Company's Articles    2,578,954     3,480,700        53,171
 of Incorporation to provide for
 staggered terms for our Board
 of Directors.


Proposal 2.                         For                  Against
-----------                     ------------         ------------
Election of directors:
Menderes Akdag                   14,349,704              663,041
Frank J. Formica                 14,349,428              663,317
Gian Fulgoni                     14,354,650              658,095
Ronald J. Korn                   14,353,550              659,195
Marc Puleo, M.D.                 14,304,660              708,085
Robert C. Schweitzer             14,353,975              658,770

Proposal 3.                           For           Against    Abstain
-----------                       ------------  ------------  ------------
To ratify the appointment of       13,982,250        23,087        19,620
Goldstein Golub Kessler LLP,
as independent auditors.



Item 5.     Other Information.

None

Item 6.     Exhibits.

(a)      The following exhibits are filed as part of this report.

31.1   Certification of Principal Executive Officer Pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant's Report on Form 10-Q for the quarter ended September 30, 2005, Commission File No. 000-28827).

31.2   Certification of Principal Financial Officer Pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant's Report on Form 10-Q for the quarter ended September 30, 2005, Commission File No. 000-28827).

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant's Report on Form 10-Q for the quarter ended September 30, 2005, Commission File No. 000-28827).

                           SIGNATURES

  Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.
 (The "Registrant")

Date: November 8, 2005

By:/s/  Menderes Akdag
   -------------------------------------
        Menderes Akdag

   Chief Executive Officer and President
   (principal executive officer)

By:/s/  Bruce S. Rosenbloom
   -------------------------------------
        Bruce S. Rosenbloom

   Chief Financial Officer
   (principal financial and accounting officer)

______________________________________________________________________
______________________________________________________________________




                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


                     _______________________



                       PETMED EXPRESS, INC


                     _______________________



                            FORM 10-Q


                     FOR THE QUARTER ENDED:

                       SEPTEMBER 30, 2005



                     _______________________


                            EXHIBITS

                     _______________________









______________________________________________________________________
______________________________________________________________________

                          EXHIBIT INDEX

Exhibit                                     Number of Pages in   Incorporated
Number                Description            Original Document   By Reference



31.1   Certification of Principal Executive
       Officer Pursuant to Section 302 of the
       Sarbanes-Oxley Act of 2002                      1               **


31.2   Certification of Principal Financial
       Officer Pursuant to Section 302 of the
       Sarbanes-Oxley Act of 2002                      1               **


32.1   Certification Pursuant to 18 U.S.C.
       Section 1350, as adopted Pursuant to
       Section 906 of the Sarbanes-Oxley Act
       of 2002                                         1               **


** Filed herewith