Form 10-Q
period 2005-12-31
PETMED EXPRESS INC
filed 2006-02-06
CIK 1040130

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington D.C. 20549

                         FORM 10-Q

                         (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2005

                            or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

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

         Yes [X]                                No [ ]

   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

     Large accelerated filer [ ]     Accelerated filer [X]
     Non-accelerated filer [ ]

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

         Yes [ ]                                No [X]

              APPLICABLE ONLY TO CORPORATE ISSUERS

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 23,946,223 Common Shares, $.001 par value per share at February 3, 2006.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                 PETMED EXPRESS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      December 31,    March 31,
                                                         2005           2005
                                                      ------------  ------------
                                                      (UNAUDITED)
                          ASSETS
                          ------
Current assets:
   Cash and cash equivalents                        $  26,640,511  $  12,680,962
   Accounts receivable, less allowance for
     doubtful accounts of $13,000 and
     $37,000, respectively                                658,726      1,796,756
   Inventories - finished goods                        11,572,899     11,180,333
   Prepaid expenses and other current assets              374,303        213,152
                                                     ------------   ------------
          Total current assets                         39,246,439     25,871,203

   Property and equipment, net                          1,141,641      1,286,267
   Deferred income taxes                                  630,833        582,846
   Intangible asset                                       365,000        365,000
   Other assets                                            14,167         14,167
                                                     ------------   ------------
Total assets                                        $  41,398,080  $  28,119,483
                                                     ============   ============

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

Current liabilities:
   Accounts payable                                 $   1,859,103  $   2,724,990
   Income taxes payable                                 4,576,531        601,535
   Accrued expenses and other current liabilities         946,759        575,894
                                                     ------------   ------------
Total liabilities                                       7,382,393      3,902,419
                                                     ------------   ------------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.001 par value, 5,000,000
     shares authorized; 2,500 convertible shares
     issued and outstanding with a liquidation
     preference of $4 per share                             8,898          8,898
   Common stock, $.001 par value, 40,000,000
     shares authorized; 23,728,555 and
     23,458,725 shares issued and outstanding,
     respectively                                          23,729         23,459
   Additional paid-in capital                          12,948,460     12,074,611
   Retained earnings                                   21,034,600     12,110,096
                                                     ------------   ------------
          Total shareholders' equity                   34,015,687     24,217,064
                                                     ------------   ------------

Total liabilities and shareholders' equity          $  41,398,080  $  28,119,483
                                                     ============   ============


See accompanying notes to condensed consolidated financial statements

            PETMED EXPRESS, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (UNAUDITED)

                                    Three Months Ended                Nine Months Ended
                                        December 31,                     December 31,
                                    2005           2004              2005           2004
                                 -----------    -----------      ------------    -----------
Sales                          $  25,890,095  $  20,782,837    $  108,174,527  $  84,826,062
Cost of sales                     15,613,715     12,337,310        66,188,709     50,905,585
                                 -----------    -----------      ------------    -----------

Gross profit                      10,276,380      8,445,527        41,985,818     33,920,477
                                 -----------    -----------      ------------    -----------

Operating expenses:
  General and administrative       3,060,580      2,541,197        10,722,151      8,734,370
  Advertising                      3,189,099      2,628,090        17,716,234     16,012,910
  Depreciation and amortization      135,638        146,609           394,928        460,962
                                 -----------    -----------      ------------    -----------
Total operating expenses           6,385,317      5,315,896        28,833,313     25,208,242
                                 -----------    -----------      ------------    -----------

Income from operations             3,891,063      3,129,631        13,152,505      8,712,235
                                 -----------    -----------      ------------    -----------

Other income (expense):
  Interest expense                      -              -                 -              (880)
  Interest income                    215,590         33,409           467,742         55,414
  Other, net                          49,147            906           171,255          2,317
                                 -----------    -----------      ------------    -----------
Total other income (expense)         264,737         34,315           638,997         56,851
                                 -----------    -----------      ------------    -----------

Income before provision for
  income taxes                     4,155,800      3,163,946        13,791,502      8,769,086

Provision for income taxes         1,483,708      1,206,835         4,866,998      3,182,182
                                 -----------    -----------      ------------    -----------

Net income                     $   2,672,092  $   1,957,111    $    8,924,504  $   5,586,904
                                 ===========    ===========      ============    ===========

Net income per common share:
  Basic                        $        0.11  $        0.08    $         0.38  $        0.25
                                 ===========    ===========      ============    ===========
  Diluted                      $        0.11  $        0.08    $         0.37  $        0.23
                                 ===========    ===========      ============    ===========

Weighted average number of
common shares outstanding:
  Basic                           23,680,221     23,266,549        23,572,211     22,670,044
                                 ===========    ===========      ============    ===========
  Diluted                         24,255,705     23,903,297        24,105,124     23,867,698
                                 ===========    ===========      ============    ===========


See accompanying notes to condensed consolidated financial statements

           PETMED EXPRESS, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED)

                                                          Nine Months Ended
                                                             December 31,
                                                         2005           2004
                                                     -----------    -----------
Cash flows from operating activities:
  Net income                                        $  8,924,504   $  5,586,904
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                       394,928        460,962
     Tax benefit related to stock options exercised      212,856        826,476
     Deferred income taxes                               (47,987)       (77,455)
     Bad debt expense (recovery)                         (16,144)       (14,530)
     (Increase) decrease in operating assets
       and increase (decrease) in liabilities:
        Accounts receivable                            1,154,174        849,394
        Inventories - finished goods                    (392,566)    (2,276,359)
        Prepaid expenses and other current assets       (161,151)       (63,947)
        Other assets                                        -             7,655
        Accounts payable                                (865,887)    (1,698,494)
        Income taxes payable                           3,974,996        123,489
        Accrued expenses and other current
          liabilities                                    370,865       (187,771)
                                                     -----------    -----------
Net cash provided by operating activities             13,548,588      3,536,324
                                                     -----------    -----------

Cash flows from investing activities:
  Purchases of property and equipment                   (250,302)      (146,623)
                                                     -----------    -----------
Net cash used in investing activities                   (250,302)      (146,623)
                                                     -----------    -----------

Cash flows from financing activities:
  Proceeds from the exercise of stock options,
      warrants, and other transactions                   661,263      1,225,835
    Payments on the loan obligation                         -           (68,442)
                                                     -----------    -----------
Net cash provided by financing activities                661,263      1,157,393
                                                     -----------    -----------

Net increase in cash and cash equivalents             13,959,549      4,547,094
Cash and cash equivalents, at beginning of period     12,680,962      3,278,926
                                                     -----------    -----------

Cash and cash equivalents, at end of period         $ 26,640,511   $  7,826,020
                                                     ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid for interest                            $       -      $        802
                                                     ===========    ===========
  Cash paid for income taxes                        $    727,132   $  2,309,672
                                                     ===========    ===========


See accompanying notes to condensed consolidated financial statements

            PETMED EXPRESS, INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)

Note 1:  Summary of Significant Accounting Policies

Organization

   PetMed Express, Inc. and subsidiaries, d/b/a 1-800-PetMeds, is a leading nationwide pet pharmacy. The Company markets and sells prescription and non-prescription pet medications and other health products for dogs, cats, and horses direct to the consumer. The Company offers consumers an attractive alternative for obtaining pet medications in terms of convenience, price, and speed of delivery.

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

Basis of Presentation and Consolidation

   The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company, after elimination of intercompany accounts and transactions, at December 31, 2005 and the Statements of Income for the three and nine months ended December 31, 2005 and 2004 and Statements of Cash Flows for the nine months ended December 31, 2005 and 2004. The results of operations for the three and nine months ended December 31, 2005 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2006. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2005. The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated upon consolidation.

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

Recently Issued Accounting Standards

   In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS")
No. 123R, Share Based Payment, which is a revision of SFAS No.
123. This Statement supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, which is the basis for the Company's current policy on accounting for stock-based compensation. SFAS No. 123R will require companies to recognize as an expense in the Statement of Income the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R is effective for the Company as of April 1, 2006, the beginning of the quarter ending June 30, 2006. Under the methods of adoption allowed by the standard, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. The fair value of unvested equity-classified awards that were granted prior to the effective date should be measured in accordance with SFAS No. 123 and recognized as compensation expense in the Statement of Income.

   Previously reported amounts may be restated for all periods presented or adopted at the beginning of the fiscal year to reflect the SFAS No. 123R amounts in the Statement of Income. Pro-forma disclosures about the fair value method and the impact on net income and net income per common share appear in Note 3 to the Condensed Consolidated Financial Statements. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material impact on its Consolidated Statements of Income and earnings per share.

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

	The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

                                    Three Months Ended                Nine Months Ended
                                        December 31,                     December 31,
                                    2005           2004              2005           2004
                                 -----------    -----------      -----------    -----------
Net income (numerator):

  Net income                   $   2,672,092  $   1,957,111    $   8,924,504  $   5,586,904
                                 ===========    ===========      ===========    ===========
Shares (denominator):

Weighted average number of
  common shares outstanding
  used in basic computation       23,680,221     23,266,549       23,572,211     22,670,044
Common shares issuable upon
  exercise of stock options
  and warrants                       565,359        626,623          522,788      1,187,529
Common shares issuable upon
  conversion of preferred
  shares                              10,125         10,125           10,125         10,125
                                 ------------   -----------      -----------    -----------
Shares used in diluted
  computation                     24,255,705     23,903,297       24,105,124     23,867,698
                                 ===========    ===========      ===========    ===========

Net income per common share:
  Basic                        $        0.11  $        0.08    $        0.38  $        0.25
                                 ===========    ===========      ===========    ===========
  Diluted                      $        0.11  $        0.08    $        0.37  $        0.23
                                 ===========    ===========      ===========    ===========


   For the three months ended December 31, 2005 all common stock options were included in the diluted net income per share computation as their exercise prices were less than the average market price of the common shares for the period. For the three months ended December 31, 2004 485,500 shares issuable upon the exercise of common stock options, with a weighted average exercise price of $9.69, and for the nine months ended December 31, 2005 and 2004, 250,000 and 485,500 shares issuable upon the exercise of common stock options, with a weighted average exercise price of $10.64 and $9.69, respectively, were excluded from the diluted net income per share computation as their exercise prices were greater than the average market price of the common shares for the period, therefore the effect would have been anti-dilutive.

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

                                    Three Months Ended                Nine Months Ended
                                        December 31,                     December 31,
                                    2005           2004              2005           2004
                                 -----------    -----------      -----------    -----------
Reported net income:           $   2,672,092  $   1,957,111    $   8,924,504  $   5,586,904

Deduct: total stock-based
employee compensation expense
determined under fair-value
based method for all awards,
net of related tax effects           152,818        132,928          443,616        366,282
                                 -----------    -----------      -----------    -----------

Pro forma net income:          $   2,519,274   $  1,824,183    $   8,480,888  $   5,220,622
                                 ===========    ===========      ===========    ===========
Reported basic net income
  per share:                   $        0.11   $       0.08    $        0.38  $        0.25
                                 ===========    ===========      ===========    ===========

Pro forma basic net income
  per share:                   $        0.11   $       0.08    $        0.36  $        0.23
                                 ===========    ===========      ===========    ===========

Reported diluted net income
  per share:                   $        0.11   $       0.08    $        0.37  $        0.23
                                 ===========    ===========      ===========    ===========

Pro forma diluted net income
  per share:                   $        0.10   $       0.08    $        0.35  $        0.22
                                 ===========    ===========      ===========    ===========


Note 4:  Line of Credit

   The Company has a $6,000,000 line of credit with RBC Centura Bank ("RBC"), which upon 30 days notice has a provision to increase the line to $7,500,000. On October 31, 2005, the Company and RBC agreed to extend the maturity date of the existing line of credit for a period of 90 days. On February 3, 2006, the Company and RBC agreed to extend the maturity date of the existing line of credit for an additional 45 days. The Company is currently determining whether it has a need for this line of credit. The line of credit is effective through March 18, 2006, and the interest rate is at the published thirty day London Interbank Offered Rates ("LIBOR") plus 1.50% (5.90% at December 31, 2005), and contains various financial and operating covenants. As of December 31, 2005 and 2004, there was no balance outstanding under the line of credit agreement.

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

   On January 19, 2006, PetMed Express, Inc. was added as a defendant in the matter of Yali Golan v. Marc Puleo (former president and current Chairman of the Board of Directors of the Company), filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida which had originally been filed solely against Dr. Puleo in March 2003. This action is based upon allegations by the plaintiff that Dr. Puleo individually entered into a written agreement with the plaintiff (the purported "General Agreement," of which the plaintiff has not produced an original document) which in pertinent part granted plaintiff 50% of any salary, stock or stock options received by Dr. Puleo from the Company for so long as the Company remains in business. The plaintiff now alleges that the Company's past and continuing failure to disclose the purported General Agreement in filings with the SEC has caused the plaintiff to suffer damages. The plaintiff is seeking a judgment against the Company for specific performance and unspecified damages, pre- and post-judgment interest, court fees and such other relief as the court deems appropriate. The Company believes that, based on information currently available to it, the claims being asserted against it are factually and legally without merit, and the Company intends to vigorously defend against such claims.

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

   The Company markets its products through national television, on-line, and direct mail/print advertising campaigns which direct consumers to order by phone or on the Internet, and aim to increase the recognition of the "1-800-PetMeds" brand name. For the quarter ended December 31, 2005, approximately 57% of all sales were generated via the Internet compared to 53% for the same period last year. For the nine months ended December 31, 2005, approximately 55% of all sales were generated via the Internet compared to 51% for the same period last year.

   The Company's sales consist of products sold mainly to retail consumers and minimally to wholesale customers. Typically, the Company's customers pay by credit card or check at the time the order is shipped. The Company usually receives cash settlement in one to three banking days for sales paid by credit cards, which minimizes the accounts receivable balances relative to the Company's sales. Certain wholesale customers are extended credit terms, which usually require payment within 30 days of delivery. The Company's sales returns average was approximately 1.7% and 1.4% of sales, respectively, for the quarters ended December 31, 2005 and 2004. The three month average retail purchase was approximately $74 and $73, respectively, per order for the quarters ended December 31, 2005 and 2004. The nine month average retail purchase was approximately $76 and $75 per order, respectively, for the quarters ended December 31, 2005 and 2004.

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

   The majority of the Company's sales are paid by credit cards and the Company usually receives the cash settlement in one to three banking days. Credit card sales minimize accounts receivable balances relative to sales. The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from the customers' inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends. At December 31, 2005 and 2004 the allowance for doubtful accounts was approximately $13,000 and $6,000, respectively.

Valuation of inventory

   Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. At December 31, 2005 and 2004 the inventory reserve was approximately $236,000 and $275,000, respectively.

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

                                    Three Months Ended                Nine Months Ended
                                        December 31,                     December 31,
                                    2005           2004              2005           2004
                                 -----------    -----------      -----------    -----------
Sales                                  100.0 %        100.0 %          100.0 %        100.0 %
Cost of sales                           60.3           59.4             61.2           60.0
                                 -----------    -----------      -----------    -----------
Gross profit                            39.7           40.6             38.8           40.0
                                 -----------    -----------      -----------    -----------

Operating expenses:
  General and administrative            11.8           12.2              9.9           10.3
  Advertising                           12.4           12.6             16.3           18.9
  Depreciation and amortization          0.5            0.7              0.4            0.5
                                 -----------    -----------      -----------    -----------
Total operating expenses                24.7           25.5             26.6           29.7
                                 -----------    -----------      -----------    -----------

Income from operations                  15.0           15.1             12.2           10.3
                                 -----------    -----------      -----------    -----------

Total other income                       1.0            0.1              0.6           -
                                 -----------    -----------      -----------    -----------

Income before provision for
  income taxes                          16.0           15.2             12.8           10.3

Provision for income taxes               5.7            5.8              4.5            3.7
                                 -----------    -----------      -----------    -----------
Net income                              10.3            9.4              8.3            6.6
                                 ===========    ===========      ===========    ===========

Three Months Ended December 31, 2005 Compared With Three Months
Ended December 31, 2004, and Nine Months Ended December 31, 2005
Compared With Nine Months Ended December 31, 2004

Sales
-----

   Sales increased by approximately $5,107,000, or 24.6%, to approximately $25,890,000 for the quarter ended December 31, 2005, from approximately $20,783,000 for the quarter ended December 31, 2004. For the nine months ended December 31, 2005, sales increased by approximately $23,349,000, or 27.5%, to approximately $108,175,000 compared to sales of approximately $84,826,000 for the nine months ended December 31, 2004. The increase in sales for the three and nine months ended December 31, 2005 can be primarily attributed to increased retail new orders, retail reorders and wholesale sales.

   The Company has committed certain dollar amounts specifically designated towards television, direct mail/print and on-line advertising to stimulate sales, create brand awareness, and acquire new customers. Retail reorder sales have increased by approximately $3,595,000, or 24.8%, to approximately $18,097,000 for the three months ended December 31, 2005, from approximately $14,502,000 for the three months ended December 31, 2004. Retail reorder sales have increased by approximately $15,038,000, or 29.1%, to approximately $66,711,000 for the nine months ended December 31, 2005, from approximately $51,673,000 for the nine months ended December 31, 2004. Retail new order sales have increased by approximately $1,487,000, or 25.8%, to approximately $7,256,000 for the three months ended December 31, 2005, from approximately $5,769,000 for the three months ended December 31, 2004. Retail new order sales have increased by approximately $6,796,000, or 21.5%, to approximately $38,387,000 for the nine months ended December 31, 2005, from approximately $31,591,000 for the nine months ended December 31, 2004. Wholesale sales have increased by approximately $25,000, or 5.0%, to approximately $537,000 for the three months ended December 31, 2005, from approximately $512,000 for the three months ended December 31, 2004. Wholesale sales have increased by approximately $1,515,000, or 97.0%, to approximately $3,077,000 for the nine months ended December 31, 2005, from approximately $1,562,000 for the nine months ended December 31, 2004. The Company acquired approximately 105,000 new customers for the quarter ended December 31, 2005, compared to approximately 85,000 new customers for the same period prior year. For the nine months ended December 31, 2005 the Company acquired approximately 530,000 new customers, compared to approximately 430,000 new customers for the same period in the prior year. The increase in retail sales growth for the quarter and nine months ended December 31, 2005 compared to the quarter and nine months ended December 31, 2004 can be attributed to increased advertising efficiency with more effective creatives, and discount offers.

   The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm and flea and tick medications. For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2005, the Company's sales were approximately 33%, 26%, 19%, and 22%, respectively.

   In October 2005, the Company's business was affected by Hurricane Wilma. Due to a failed generator the Company lost approximately two days of business on its website and four days of business in its contact center. It's difficult to determine how much of a negative impact this may have had on our sales growth in the quarter ended on December 31, 2005.

Cost of sales
-------------

   Cost of sales increased by approximately $3,277,000, or 26.6%, to approximately $15,614,000 for the quarter ended December 31, 2005, from approximately 12,337,000 for the quarter ended December 31, 2004. For the nine months ended December 31, 2005, cost of sales increased by approximately $15,283,000, or 30.0%, to approximately $66,189,000 compared to cost of sales of approximately $50,906,000 for the nine months ended December 31, 2004. The increase in cost of sales for the three and nine months ended December 31, 2005 is directly related to the increase in retail and wholesale sales. As a percent of sales, the cost of sales was 60.3% and 59.4% for the three months ended December 31, 2005 and 2004, respectively, and for the nine months ended December 31, 2005 and 2004 cost of sales was 61.2% and 60.0%, respectively. The percentage increase can be attributed to increases in our product and freight costs, discounts given to our customers, and increases in our wholesale sales, which had a lower gross profit percentage.

   As a direct result of Hurricane Wilma, the Company wrote-off approximately $60,000 of refrigeration-required inventory during the quarter ended on December 31, 2005.

Gross profit
------------

   Gross profit increased by approximately $1,830,000, or 21.7%, to approximately $10,276,000 for the quarter ended December 31, 2005, from approximately $8,446,000 for the quarter ended December 31, 2004. For the nine months ended December 31, 2005, gross profit increased by approximately $8,066,000, or 23.8%, to approximately $41,986,000 compared to gross profit of approximately $33,920,000 for the nine months ended December 31, 2004. Gross profit as a percentage of sales was 39.7% and 40.6% for the three months ended December 31, 2005 and 2004, respectively, and for the nine months ended December 31, 2005 and 2004 gross profit as a percentage of sales was 38.8% and 40.0%, respectively. The gross profit percentage decrease can be attributed to increases in our product and freight costs, discounts given to our customers, and increases in our wholesale sales, which had a lower gross profit percentage.

General and administrative expenses
-----------------------------------

   General and administrative expenses increased by approximately $520,000, or 20.4%, to approximately $3,061,000 for the quarter ended December 31, 2005, from approximately $2,541,000 for the quarter ended December 31, 2004. For the nine months ended December 31, 2005, general and administrative expenses increased by approximately $1,988,000, or 22.8%, to approximately $10,722,000 compared to general and administrative expenses of approximately $8,734,000 for the nine months ended December 31, 2004. The increase in general and administrative expenses for the three months ended December 31, 2005 was primarily due to the following: a $206,000 increase to payroll expenses which can be attributed to the addition of new employees in the customer care and pharmacy departments enabling the company to sustain its growth; a $89,000 increase to credit card and bank service fees which can be directly attributed to increased sales in the quarter; a $89,000 increase to property expense which can be directly attributed to unanticipated hurricane-related charges, mainly generator and fuel expenses, during the quarter; a $44,000 increase to telephone expenses resulting from receiving one time usage credits in the quarter ended December 31, 2004; a $39,000 increase to professional fees, primarily relating to increased pharmacist, accounting, and legal fees; a $33,000 increase to office expenses which can be directly attributed to increased sales and unanticipated hurricane-related charges during the quarter; and a $20,000 increase to other expenses, which includes insurance and bad debt expense.

   The increase in general and administrative expenses for the nine months ended December 31, 2005 was primarily due to the following: a $514,000 increase to credit card and bank service fees which can be directly attributed to increased sales in the period; a $513,000 increase to payroll expenses which can be attributed to the addition of new employees in the customer care and pharmacy departments enabling the company to sustain its growth; a $326,000 increase to professional fees, primarily relating to increased pharmacist, accounting, and legal fees; a $265,000 one-time charge relating to state/county sales tax which was not collected on behalf of our customers; a $144,000 increase to property expenses, relating to unanticipated hurricane-related charges, mainly generator and fuel expenses, during the third quarter and additional rent due to our warehouse expansion; a $101,000 increase to telephone expenses resulting from receiving one time usage credits in the quarters ended September 30, 2004 and December 31, 2004; a $74,000 increase to office expenses which can be directly attributed to increased sales and unanticipated hurricane-related charges in the period; a $34,000 increase to insurance expenses, relating to additional premiums paid; and a $17,000 increase to other expenses, which includes travel related and licensing expenses.

Advertising expenses
--------------------

   Advertising expenses increased by approximately $561,000, or 21.3%, to approximately $3,189,000 for the quarter ended December 31, 2005, from approximately $2,628,000 for the quarter ended December 31, 2004. For the nine months ended December 31, 2005, advertising expenses increased by approximately $1,703,000, or 10.6%, to approximately $17,716,000 compared to advertising expenses of approximately $16,013,000 for the nine months ended December 31, 2004. The increase in advertising expenses for the three and nine months ended December 31, 2005 was due to the Company's plan to commit certain amounts specifically designated towards television, direct mail/print and on-line advertising to stimulate sales, create brand awareness, and acquire new customers.

   The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, for the quarter ended December 31, 2005 was $30, compared to $31 for the same period the prior year, and for the nine months ended December 31, 2005, the advertising cost of acquiring a new customer was $33 compared to $37 for the same period prior year. We can attribute this to an increase in advertising efficiency with more effective creative.

   As a percentage of sales, advertising expense was 12.4% and 12.6% for the three months ended December 31, 2005 and 2004, respectively, and 16.3% and 18.9% for the nine months ended December 31, 2005 and 2004, respectively. The Company expects advertising as a percentage of sales to range from approximately 16.0% to 17.0% in fiscal 2006. However, that advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.

Depreciation and amortization expenses
--------------------------------------

   Depreciation and amortization expenses decreased by approximately $11,000, or 7.5%, to approximately $136,000 for the quarter ended December 31, 2005, from approximately $147,000 for the quarter ended December 31, 2004. For the nine months ended December 31, 2005, depreciation and amortization expenses decreased by approximately $66,000, or 14.3%, to approximately $395,000 compared to depreciation and amortization expenses of approximately $461,000 for the nine months ended December 31, 2004. This decrease in depreciation and amortization expense for three and nine months ended December 31, 2005 can be attributed to decreased property and equipment additions since the first quarter of fiscal 2005.

Other income
------------

   Other income increased by approximately $230,000 to approximately $265,000 for the quarter ended December 31, 2005, from approximately $34,000 for the quarter ended December 31, 2004. For the nine months ended December 31, 2005, other income increased by approximately $582,000 to approximately $639,000 compared to other income of approximately $57,000 for the nine months ended December 31, 2004. The increase to other income can be primarily attributed to increased interest income due to increases in the Company's cash balance, which is swept into an interest bearing overnight account and tax-free short term investment accounts, and to advertising revenue generated from our website.

Provision for income taxes
--------------------------

   For the quarters ended December 31, 2005 and 2004, the Company recorded an income tax provision of approximately $1,484,000 and $1,207,000, respectively, which resulted in an effective tax rate of 35.7% and 38.1%, respectively. For the nine months ended December 31, 2005 and 2004, the Company recorded an income tax provision of approximately $4,867,000 and $3,182,000, respectively, which resulted in an effective tax rate of 35.3% and 36.3%, respectively. The effective tax rates decreased due to the fact that the majority of interest income earned by the Company in the quarter and nine months ended December 31, 2005, was a result of investments in tax-free securities.

Liquidity and Capital Resources

   The Company's working capital at December 31, 2005 and March 31, 2005 was $31,864,000 and $21,969,000, respectively. The
$9,895,000 increase in working capital was primarily attributable to cash flow generated from operations and the exercise of stock options. Net cash provided by operating activities was $13,549,000 and $3,536,000 for the nine months ended December 31, 2005 and 2004, respectively. Approximately, $4.0 million of the net cash provided by operating activities can be attributed to an increase in income taxes payable. The Company was granted an estimated payment extension due to Hurricane Wilma. The Company intends to pay the entire balance in February 2006. Net cash used in investing activities was $250,000 and $147,000 for the nine months ended December 31, 2005 and 2004, respectively. Net cash provided by financing was $661,000 and $1,157,000 for the nine months ended December 31, 2005 and 2004, respectively. This $496,000 decrease can be attributed to a decrease in the number of stock options and warrants exercised in the nine months ended December 31, 2005 as compared to the nine months ended December 31, 2004.

   The Company has a $6,000,000 line of credit with RBC Centura Bank ("RBC"), which upon 30 days notice has a provision to increase the line to $7,500,000. On October 31, 2005, the Company and RBC agreed to extend the maturity date of the existing line of credit for a period of 90 days. On February 3, 2006, the Company and RBC agreed to extend the maturity date of the existing line of credit for an additional 45 days. The Company is currently determining whether it has a need for this line of credit. The line of credit is effective through March 18, 2006, and the interest rate is at the published thirty day London Interbank Offered Rates ("LIBOR") plus 1.50% (5.90% at December 31, 2005), and contains various financial and operating covenants. As of December 31, 2005 and 2004, there was no balance outstanding under the line of credit agreement.

   On November 28, 2005 the Company signed an amendment to its current lease agreement. The Company agreed to lease an additional 7,000 square feet to expand its warehouse and pharmacy. This addition to the warehouse and pharmacy was necessary to increase the Company's capacity to store additional inventory and expand its fulfillment operations. Under the terms of the new amendment the Company will be leasing 50,000 square feet through May 31, 2009.

   The Company had previously financed certain equipment acquisitions with capital leases. As of December 31, 2005 and 2004 the Company had no outstanding lease commitments except for the lease for its executive offices and warehouse. The Company's sources of working capital include cash from operations, line of credit, and the exercise of stock options. For the remainder of fiscal 2006, the Company has approximately $500,000 planned for capital expenditures to expand the Company's warehouse, pharmacy and fulfillment operations, to add additional computer equipment to further the Company's growth and add back-up infrastructure, and to maintain existing capital assets. These capital expenditures will be funded through cash from operations.

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

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk.

   Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, line of credit, and debt obligations. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. As of December 31, 2005, the Company had no outstanding debt obligations.

   We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risk. Our exposure to market risk for changes in interest rates relates primarily to our obligations under our line of credit. As of February 3, 2006, there was no outstanding balance under the line of credit agreement.

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

Item 4.   Controls and Procedures.

   The Company's management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended December 31, 2005, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls over financial reporting during the period covered by this report.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

None


Item 1A.    Risk Factors.

None


Item 2.     Unregistered Sales of Equity Securities and Use of
            Proceeds.

None.


Item 3.     Defaults Upon Senior Securities

None


Item 4.     Submission of Matters to a Vote of Security Holders.

None


Item 5.     Other Information.

None


Item 6.     Exhibits.

(a)	The following exhibits are filed as part of this report.

10.13   Third Addendum to Lease Agreement (filed herewith to Exhibit
        10.13 of the Registrant's Report on Form 10-Q for the quarter ended December 31, 2005, Commission File No. 000-28827).

10.14   Fourth Addendum to Lease Agreement (filed herewith to Exhibit
        10.14 of the Registrant's Report on Form 10-Q for the quarter ended December 31, 2005, Commission File No. 000-28827).

31.1	Certification of Principal Executive Officer Pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant's Report on Form 10-Q for the quarter ended December 31, 2005, Commission File No. 000-28827).

31.2	Certification of Principal Financial Officer Pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant's Report on Form 10-Q for the quarter ended December 31, 2005, Commission File No. 000-28827).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted
        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant's Report on Form 10-Q for the quarter ended December 31, 2005, Commission File No. 000-28827).

                         SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.
(The "Registrant")

Date: February 6, 2006

By:  /s/  Menderes Akdag
   -----------------------------
          Menderes Akdag

   Chief Executive Officer and President
   (principal executive officer)

By:   /s/ Bruce S. Rosenbloom
   -----------------------------
          Bruce S. Rosenbloom

   Chief Financial Officer
   (principal financial and accounting officer)

___________________________________________________________________

___________________________________________________________________





                       UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION

                  Washington, D.C. 20549


                  ______________________



                   PETMED EXPRESS, INC.


                  ______________________



                        FORM 10-Q


                  FOR THE QUARTER ENDED:

                    DECEMBER 31, 2005



                  ______________________


                        EXHIBITS

                  ______________________









___________________________________________________________________

___________________________________________________________________

                       EXHIBIT INDEX
                       -------------


Exhibit                                             Number of Pages       Incorporated By
Number                 Description                in Original Document      Reference

10.13        Third Addendum to Lease Agreement              2                    **

10.14        Fourth Addendum to Lease Agreement             2                    **

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