Form 10-K
period 2006-03-31
PETMED EXPRESS INC
filed 2006-06-02
CIK 1040130

=====================================================================

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended March 31, 2006

                              OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________


                Commission File Number 000-28827
                                      -----------

                        PETMED EXPRESS, INC.
     ------------------------------------------------------
     (Exact name of Registrant as specified in its charter)

          FLORIDA                                   65-0680967
-------------------------------                 -------------------
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                  Identification No.)

1441 S.W. 29th Avenue, Pompano Beach, Florida          33069
---------------------------------------------   -------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (954) 979-5995
                                                   ----------------

Securities registered under Section 12(b) of the Act:

Title of each class       Name of each exchange on which registered
-------------------       -----------------------------------------

       NONE

       Securities registered under Section 12(g) of the Act:

                   COMMON STOCK, $.001 PAR VALUE

                     -------------------------

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

            Yes [ ]                        No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

            Yes [ ]                        No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes [X]                        No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" or "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

    Large accelerated filer [ ]        Accelerated filer [X]

                   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).

            Yes [ ]                        No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of September 30, 2005, the last business day of the registrant's most recently completed second fiscal quarter, was $194,674,000 based on the closing sales price for the Registrant's Common Stock on that date.

The number of shares of the Registrant's Common Stock outstanding as of May 31, 2006 was 24,007,390.

                 DOCUMENTS INCORPORATED BY REFERENCE

   Information to be set forth in our Proxy Statement relating to our 2006 Annual Meeting of Stockholders to be held on July 28, 2006 is incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this report.

=====================================================================

                     PETMED EXPRESS, INC.

               2006 Annual Report on Form 10-K

                      TABLE OF CONTENTS

                                                                Page
                                                                ----

PART I.........................................................  1
  Item 1.  Business............................................  1
  Item 1A. Risk Factors........................................  5
  Item 1B. Unresolved Staff Comments...........................  9
  Item 2.  Properties..........................................  9
  Item 3.  Legal Proceedings...................................  10
  Item 4.  Submission of Matters to a Vote of Security Holders.  10

PART II........................................................  11
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
           Equity Securities...................................  11
  Item 6.  Selected Financial Data.............................  12
  Item 7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.......  13
  Item 7A. Quantitative and Qualitative Disclosures About
           Market Risk.........................................  20
  Item 8.  Financial Statements and Supplementary Data.........  21
  Item 9.  Changes in and Disagreements With Accountants
           on Accounting and Financial Disclosure..............  40
  Item 9A. Controls and Procedures.............................  40
  Item 9B. Other Information...................................  40

PART III.......................................................  41
  Item 10.  Directors and Executive Officers of the
            Registrant.........................................  41
  Item 11.  Executive Compensation.............................  41
  Item 12.  Security Ownership of Certain Beneficial Owners
            and Management and Related Stockholder Matters.....  41
  Item 13.  Certain Relationships and Related Transactions.....  41
  Item 14.  Principal Accounting Fees and Services.............  41

PART IV........................................................  42
  Item 15.  Exhibits, Financial Statement Schedules............  42

SIGNATURES.....................................................  44

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

Our Products

   We offer a broad selection of products for dogs, cats and horses. These products include a majority of the well-known brands of medication, such as Frontline Plus(r), K9 Advantix(r), Advantage(r), Heartgard Plus(r), Sentinel(r), Interceptor(r), Program(r), Revolution(r), Deramaxx(r) and Rimadyl(r). Generally, our prices are competitive with the prices for medications charged by veterinarians and retailers.

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

Sales
-----

   The following table provides a breakdown of the percentage of our total sales by each category during the indicated periods:

                                           Year Ended March 31,
                                           --------------------

                                           2006    2005    2004
                                           ----    ----    ----
Non-prescription medications                70%     69%     69%
Prescription medications                    29%     30%     30%
Shipping and handling charges and other      1%      1%      1%
                                           ----    ----    ----
Total                                      100%    100%    100%
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

Internet

	We seek to combine our product selection and pet health information with the shopping ease of the Internet to deliver a convenient and personalized shopping experience. Our website offers health and nutritional product selections for dogs, cats and horses, and relevant editorial and easily obtainable or retrievable resource information. From our home page, customers can search our website for products and access resources on a variety of information on dogs, cats and horses. Customers can shop at our website by category, product line or individual product. We attracted approximately 10.7 million visitors to our website during the fiscal 2006, approximately 11% of those visitors placed an order, and our website generated approximately 57% of our total sales for the same time period.

   In February 2006 the Company introduced a new website, called, "Pet Health 101" which is located at www.PetHealth101.com. In Pet
                                     --------------------
Health 101, you have access to health information covering pet's behavior and illnesses - and to the natural and pharmaceutical remedies specifically for your pet's problems. Pet Health 101 is updated with the latest research for pet owners.

Telephone Contact Center

   We currently employ 113 customer care representatives in our contact center. Our customer care representatives receive and process inbound customer calls, facilitate our outbound campaigns around maximizing customers' reorders, facilitate our live web chat and process customer e-mails. Our telephone system is equipped with certain features including pop-up screens and call blending capabilities that give us the ability to efficiently utilize our customer care representatives' time, providing quality customer care and service and support. Our customer care representatives receive a base salary and are rewarded with commissions for sales.

Direct Mail/Print

   The 1-800-PetMeds catalog is a full-color catalog that features our most popular products. The catalog is produced by a combination of in-house writers, production artists and independent contractors. We mail catalogs and postcards in response to requests generated from our advertising and as part of direct mail campaigns.

Our Customers
-------------

   Approximately 1,600,000 customers have purchased from us within the last two years. We attracted approximately 624,000 and 510,000 new customers in fiscal 2006 and 2005, respectively. Our customers are located throughout the United States, with approximately 51% of customers residing in California, Florida, New York, Texas, Pennsylvania, New Jersey, and Georgia. The average retail purchase was approximately $77.

   While our primary focus has been on retail customers, we have also sold various non-prescription medications wholesale to a variety of businesses, including pet stores, groomers and traditional retailers in the United States. For the fiscal year ended March 31, 2006, the majority of our sales were made to retail customers with approximately 3% of our sales made to wholesale customers.

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

Direct Mail/Print and E-mail

   We use direct mail/print and e-mail to acquire new customers and to remind our existing customers to reorder.

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

Operations
----------

Purchasing

   We purchase our products from a variety of sources, including certain manufacturers, domestic distributors, and wholesalers.
We have multiple suppliers for each of our products to obtain the lowest cost. We purchase the majority of our health and nutritional supplements directly from manufacturers. Having strong relationships with product manufacturers will ensure the availability of adequate volume of products ordered by our customers, and will enable us to provide more and better product information. Historically, substantially all the major manufacturers of prescription and non-prescription medications have declined to sell these products to direct marketing companies. (See Risk Factors.) Part of our growth strategy includes developing direct relationships with the leading pharmaceutical manufacturers of the more popular prescription and non-prescription medications.

Order Processing

   The Company provides its customers with toll-free telephone access to its customer care representatives. Our call center generally operates from 8:00 AM to 11:00 PM Monday through Thursday, 8:00 AM to 9:00 PM on Friday, 9:00 AM to 6:00 PM on Saturday, and 10:00 AM to 5:00 PM on Sunday, Eastern Standard Time. The process of customers purchasing products from 1-800-PetMeds consists of a few simple steps. A customer first places a call to our toll-free telephone number or visits our website. The following information is needed to process prescription orders: general pet information, prescription, and the veterinarian's name and phone number. This information is entered into our computer system. Then our pharmacists and pharmacy technicians verify all prescriptions. The order process system checks for the verification for prescription medication orders and a valid payment method for all orders. An invoice is generated and printed in our fulfillment center, where items are picked for shipping. The customer's order is then selected from the Company's inventory and shipped via United States Priority Mail, United Parcel Service, or Federal Express. Our customers enjoy the convenience of rapid home delivery, with approximately 71% of all orders being shipped within 24 hours of ordering. Our website allows customers to easily browse and purchase substantially all of our products online. Our website is designed to be fast, secure and easy to use with order and shipping confirmations, and with online order tracking capabilities.

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

Customer Service and Support

   We believe that a high level of customer service and support is critical in retaining and expanding our customer base. Customer care representatives participate in ongoing training programs under the supervision of our training managers. These training sessions include a variety of topics such as product knowledge, computer usage, customer service tips and the relationship between PetMed Express and veterinarians. Our customer care representatives respond to customers' e-mails and calls that are related to order status, prices and shipping. Our customer care representatives also respond to customers through our live web chat. If our customer care representatives are unable to respond to a customer's inquiry at the time of the call, we strive to provide an answer within 24 hours. We believe our customer care representatives are a valuable source of feedback regarding customer satisfaction. Our customer returns and credits average approximately 1.5% of total sales.

Technology
----------

   PetMed Express utilizes integrated technologies in call center, e-commerce, order entry, and inventory control/fulfillment operations. Our systems are custom configured by the Company to optimize our computer telephone integration and mail order processing. The systems are designed to maintain a large database of specialized information and process a large volume of orders efficiently and effectively.
Our systems provide our agents with real time product availability information and updated customer information to enhance our customer service. We also have an integrated direct connection for processing credit cards to ensure that a valid credit card number and authorization have been received at the same time our customer care representatives are on the phone with the customers or when customers submit an order on our website. Our information systems provide our customer care representatives with records of all prior contact with a customer, including the customer's address, phone number, e-mail address, fax number, prescription information, order history, payment history and notes.

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

   According to the American Pet Products Manufacturers Association, pet spending in the United States increased 5.5% to $36.3 billion in 2005. Pet supplies and medications represented $8.7 billion, or 24% of the total pet spending in the United States. The pet medication market size is estimated to be approximately $3 billion, with veterinarians having the majority of the market share. The dog and cat population is approximately 164 million, with approximately 63% of all households owning a pet.

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

Intellectual Property
---------------------

   We conduct our business under the trade name "1-800-PetMeds."
We believe this name, which is also our toll-free telephone
number, has added significant value and is an important factor in the marketing of our products. We have also obtained the right to the Internet addresses www.1800petmeds.com, www.1888petmeds.com,
                          -------------------  -------------------
www.petmedexpress.com, and www.petmeds.com.  As with phone numbers,
---------------------      ---------------
we do not have and cannot acquire any property rights in an nternet address. We do not expect to lose the ability to use the Internet addresses; however, there can be no assurance in this regard and the loss of these addresses may have a material adverse effect on our financial position and results of operations. We are the exclusive owners of United States Trademark Registrations for "PetMed Express[R]," "1888PetMeds[R]" and "1-800-PetMeds[R]" and have a trademark application pending for "PetMeds."

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

Employees
---------

   The Company currently has 213 full time employees, including:
121 in sales, customer care and marketing; 28 in fulfillment and purchasing; 52 in our pharmacy; 3 in information technology; 3 in administrative positions; and 6 in management. None of the Company's employees are represented by a labor union, or governed by any collective bargaining agreements. The Company considers relations with its employees as satisfactory.

ITEM 1A. RISK FACTORS

   You should carefully consider the risks and uncertainties described below, and all the other information included in this Annual Report before you decide to invest in our common stock. Any of the following risks could materially adversely affect our business, financial condition or operating results and could result in a loss of your investment.

There can be no assurances that we can sustain profitable
operations in future periods.
---------------------------------------------------------

   We reported net income of $12,064,000, $8,010,000, and $5,814,000 for the years ended March 31, 2006, 2005, and 2004, respectively. Our profitability during fiscal 2006 was due in part to increases in our reorder, new order and wholesale revenue and the leveraging of our general and administrative and advertising expenses. There are no assurances we will continue to generate revenues at this increased level, or that we will remain profitable during fiscal 2007 and beyond. If our operations were to cease being profitable, our liquidity in future periods would be adversely affected.

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


We currently purchase a portion of our prescription and non-prescription medications from third party distributors and we are not an authorized distributor of these products. We do not have any guaranteed supply of these medications at any pre-established prices.
-----------------------------------------------------------------

   For the fiscal years ended March 31, 2006 and 2005, the majority of our sales were attributable to sales of prescription and non-prescription medications. Historically, substantially all the major pharmaceutical manufacturers have declined to sell prescription and non-prescription pet medications directly to us. In order to assure a supply of these products, we purchase medications from various secondary sources, including a variety of domestic distributors. Our business strategy includes seeking to establish direct purchasing arrangements with major pet pharmaceutical manufacturing companies. If we are not successful in achieving this goal, we will continue to rely upon secondary sources.

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


Our failure to properly manage our inventory may result in
excessive inventory carrying costs, which could materially
adversely affect our financial condition and results of operations.
-------------------------------------------------------------------

   Our current product line contains approximately 750 SKUs. A significant portion of our sales is attributable to products representing approximately 90 SKUs. We need to properly manage our inventory to provide an adequate supply of these products and avoid excessive inventory of the products representing the balance of the SKUs. We generally place orders for products with our suppliers based upon our internal estimates of the amounts of inventory we will need to fill future orders. These estimates may be significantly different from the actual orders we receive. In the event that subsequent orders fall short of original estimates, we may be left with excess inventory. Significant excess inventory could result in price discounts and increased inventory carrying costs. Similarly, if we fail to have an adequate supply of some SKUs, we may lose sales opportunities.
We cannot guarantee that we will maintain appropriate inventory levels. Any failure on our part to maintain appropriate inventory levels may have a material adverse effect on our financial condition and results of operations.


Resistance from veterinarians to authorize prescriptions could cause our sales to decrease and could materially adversely affect our financial condition and results of operations.
-----------------------------------------------------------------

   Since we began our operations some veterinarians have resisted providing our customers with a copy of their pet's prescription or authorizing the prescription to our pharmacy staff, thereby effectively preventing us from filling such prescriptions under state law. Sales of prescription medications represented approximately 29% of our sales for the fiscal year. Although veterinarians in some states are required by law to provide the pet owner with this prescription information, if the number of veterinarians who refuse to authorize prescriptions should increase, our sales could decrease and our financial condition and results of operations may be materially adversely affected.

Our success depends in part on the willingness of more consumers to purchase pet medications from us. If we do not succeed in changing consumer-purchasing patterns, our financial condition and results of operations may be materially adversely affected.
----------------------------------------------------------------

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


Significant portions of our sales are made to residents of seven states. If we should lose our pharmacy license in one or more of these states, our financial condition and results of operations would be materially adversely affected.
-----------------------------------------------------------------

   While we ship pet medications to customers in all 50 states, approximately 51% of our sales for the fiscal year ended March 31, 2006 were made to customers located in the states of California, Florida, New York, Texas, Pennsylvania, New Jersey, and Georgia. If for any reason our license to operate a pharmacy in one or more of those states should be suspended or revoked, or if it is not renewed, our financial condition and results of operations may be materially adversely affected.


We face significant competition from veterinarians and traditional and online retailers and may not be able to profitably compete with them.
------------------------------------------------------------------

   We compete directly and indirectly with veterinarians for the sale of pet medications and other health products. Veterinarians hold a competitive advantage over us because many pet owners may find it more convenient or preferable to purchase these products directly from their veterinarians at the time of an office visit. We also compete directly and indirectly with both online and traditional retailers of pet medications and health and nutritional supplements. Both online and traditional retailers may hold a competitive advantage over us because of longer operating histories, established brand names, greater resources and an established customer base. Online retailers may have a competitive advantage over us because of established affiliate relationships to drive traffic to their website. Traditional retailers may hold a competitive advantage over us because pet owners may prefer to purchase these products from a store instead of online or through catalog or telephone methods. In order to effectively compete in the future, we may be required to offer promotions and other incentives, which may result in lower operating margins or adversely affect the results of operations.

   We also face a significant challenge from our competitors forming alliances with each other, such as those between online and traditional retailers. These relationships may enable both their retail and online stores to negotiate better pricing and better terms from suppliers by aggregating the demand for products and negotiating volume discounts which could be a competitive disadvantage to us.


The content of our website could expose us to various kinds of liability, which, if prosecuted successfully, could negatively impact our business.
--------------------------------------------------------------

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


We may not be able to protect our intellectual property rights, and we may be found to infringe on the proprietary rights of others.
---------------------------------------------------------------

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


If we are unable to protect our Internet domain names or to
prevent others from using names that are confusingly similar, our business may be adversely impacted.
-----------------------------------------------------------------

   Our Internet domain names, www.1800petmeds.com,
                              -------------------
www.1888petmeds.com, www.petmedexpress.com, and www.petmeds.com
-------------------  ---------------------      ---------------
are critical to our brand recognition and our overall success.
If we are unable to protect these domain names, our competitors could capitalize on our brand recognition. We are aware of substantially similar domain names, including www.petmed.com,
                                              --------------
used by competitors. Governmental agencies and their designees generally regulate the acquisition and maintenance of domain names. The regulation of domain names in the United States and in foreign countries has changed, and may undergo further change in the near future. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may not be able to protect our own domain names, or prevent third parties from acquiring domain names that are confusingly similar to, infringe upon or otherwise decrease the value of our domain names.

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


A portion of our sales are seasonal and our operating results are difficult to predict and may fluctuate.
-----------------------------------------------------------------

   Because our operating results are difficult to predict, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm and flea and tick medications. Seasonality trends are divided into percentage of sales by quarter. For the quarters ended June 30, 2005, September 30, 2005, December 31, 2005, and March 31, 2006 Company sales were 32%, 28%, 19%, and 21%, respectively.

   In addition to the seasonality of our sales, our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are out of our control. Factors that may cause our operating results to fluctuate include:

   * Our ability to obtain new customers at a reasonable cost, retain existing customers, or encourage reorders;
   * Our ability to increase the number of visitors to our website, or our ability to convert visitors to our website into customers;
   *   The mix of medications and other pet products sold by us;
   * Our ability to manage inventory levels or obtaining an adequate supply of products;
   * Our ability to adequately maintain, upgrade and develop our website, the systems that we use to process customers' orders and payments, or our computer network;
   *   Increased competition within our market niche;
   *   Price competition;
   *   Increases in the cost of advertising;

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


Our stock price fluctuates from time to time and may fall below expectations of securities analysts and investors, and could subject us to litigation, which may result in you suffering a loss on your investment.
---------------------------------------------------------------

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


The interest of our controlling stockholder could conflict with those of our other stockholders.
---------------------------------------------------------------

   Tricon Holdings, LLC, ("Tricon") our largest stockholder, owns and controls 12.1% of our voting securities. This stockholder is able to influence the outcome of stockholder votes, including votes concerning: the election of directors; amendments to our charter and by-laws; and the approval of significant corporate transactions such as a merger or sale of our assets. This controlling influence could have the effect of delaying or preventing a change in control, even if many of our stockholders believe it is in their best interest.


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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

   None

ITEM 2.  PROPERTIES

   Our facilities, including our principal executive offices, are located at 1441 S.W. 29th Avenue, Pompano Beach, Florida 33069. The Company leases its executive offices and warehouse facility under a non-cancelable operating lease. The Company is responsible for certain maintenance costs, taxes and insurance under this lease. On May 18, 2005 the Company signed an amendment to extend the current lease agreement through May 31, 2009. The amendment terms are similar to the existing lease agreement, and the Company exercised its option to lease an additional 3,600 square feet. On November 28, 2005 the Company signed a fourth amendment to its current lease agreement. The Company agreed to lease an additional 7,000 square feet to expand its warehouse and pharmacy. This addition to the warehouse and pharmacy was necessary to increase the Company's capacity to store additional inventory and expand its fulfillment operations. Under the terms of the new amendments the Company will be leasing a total 50,000 square feet through May 31, 2009. The future minimum annual lease payments are as follows: $481,000 for fiscal 2007, $500,000 for fiscal 2008, $520,000 for fiscal 2009, and
$87,000 for fiscal 2010.

ITEM 3.  LEGAL PROCEEDINGS

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

Routine Proceedings
-------------------

    The Company is a party to routine litigation and administrative complaints incidental to its business. Management does not believe that the resolution of any or all of such routine litigation and administrative complaints is likely to have a material adverse effect on the Company's financial condition or results of operations. The Company has settled complaints that had been filed with various states' pharmacy boards in the past. There can be no assurances made that other states will not attempt to take similar actions against the Company in the future. Legal costs related to the above matters are expensed as incurred.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended March 31, 2006.

                             PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The Company's common shares are traded on the Nasdaq National Market ("NASDAQ") under the symbol "PETS." The prices set forth below reflect the range of high and low closing prices per share in each of the quarters of fiscal 2006 and 2005 as reported by the NASDAQ:

Fiscal 2006:                    High    Low
-----------                    ------  ------
First Quarter                  $ 8.21  $ 6.50
Second Quarter                 $11.64  $ 7.63
Third Quarter                  $15.52  $ 9.83
Fourth Quarter                 $19.99  $14.34

Fiscal 2005:                    High    Low
-----------                    ------  ------
First Quarter                  $12.29  $ 6.73
Second Quarter                 $ 8.10  $ 4.10
Third Quarter                  $ 7.61  $ 4.63
Fourth Quarter                 $ 8.55  $ 6.50



There were 61 holders of record of our common stock at May 31, 2006, and we estimate there were approximately 14,400 beneficial stockholders on that date.

Dividend Policy

   The Company has never paid cash dividends on our common stock. We presently intend to retain future earnings to finance the expansion of our business. Our future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA

	The following selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and notes thereto and other financial information included elsewhere in this Annual Report. The consolidated statements of income data set forth below for the fiscal years ended March 31, 2006, 2005, and 2004 and the consolidated balance sheet data as of March 31, 2006 and 2005 have been derived from our audited consolidated financial statements which are included elsewhere in this Form 10-K. The consolidated statements of income data set forth below for the fiscal years ended March 31, 2003 and 2002 and the consolidated balance sheet data as of March 31, 2004, 2003 and 2002 have been derived from our audited consolidated financial statements which are not included in this Form 10-K.


                                                     STATEMENTS OF INCOME

                                                    Fiscal Year Ended March 31,
                             ----------------------------------------------------------------------
                                  2006           2005          2004          2003           2002
                             ----------------------------------------------------------------------
Sales                        $ 137,583,155 $ 108,357,747  $ 93,994,233  $ 54,974,916   $ 32,025,931
Cost of sales                   83,244,366    64,700,002    55,824,406    31,517,639     18,894,493
Gross profit                    54,338,789    43,657,745    38,169,827    23,457,277     13,131,438
Operating expenses              36,193,545    31,156,119    28,958,433    19,974,270     12,383,498
Net income                      12,063,514     8,010,370     5,813,604     3,257,565        825,413
Net income per common share:
  Basic                               0.51          0.35          0.30          0.19           0.05
  Diluted                             0.50          0.34          0.25          0.16           0.04
Weighted average number of
 common shares outstanding:
  Basic                         23,658,722    22,862,417    19,471,681    17,300,130     16,360,010
  Diluted                       24,211,955    23,833,189    23,689,866    20,749,515     19,739,493


                                                      BALANCE SHEET DATA

                                                           March 31,
                             ----------------------------------------------------------------------
                                  2006           2005          2004          2003           2002
                             ----------------------------------------------------------------------

Working capital              $  34,968,771 $  21,968,784  $ 11,338,004  $  3,017,641   $    690,588
Total assets                    42,624,159    28,119,483    18,480,808     9,025,796      4,654,236
Total liabilities                4,984,630     3,902,419     4,486,299     3,433,108      3,071,536
Shareholders' equity            37,639,529    24,217,064    13,994,509     5,592,688      1,582,700


                                                 NON FINANCIAL DATA (UNAUDITED)

                                                            March 31,
                             ----------------------------------------------------------------------
                                  2006           2005          2004          2003           2002
                             ----------------------------------------------------------------------

New customers acquired             624,000       510,000       572,000       414,000        275,000
Total accumulated customers(1)   2,455,000     1,831,000     1,321,000     749,000          335,000


(1) includes both active and inactive customers

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

   The Company markets its products through national television, online, and direct mail/print advertising campaigns which direct consumers to order by phone or on the Internet, and aim to increase the recognition of the "1-800-PetMeds" brand name. Currently, approximately 57% of all sales are generated via the Internet compared to 53% last year.

   The Company's sales consist of products sold mainly to retail consumers and minimally to wholesale customers. Typically, the Company's customers pay by credit card or check at the time the order is shipped. The Company usually receives cash settlement in two to three banking days for sales paid by credit cards, which minimizes the accounts receivable balances relative to the Company's sales. Certain wholesale customers are extended credit terms, which usually require payment within 30 days of delivery. The Company's sales returns average was approximately 1.5 % and
1.4 % of sales for the fiscal years ended March 31, 2006 and 2005, respectively. The twelve month average purchase was approximately $77 and $76 per order for the fiscal years ended March 31, 2006 and 2005, respectively.

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

   The majority of the Company's sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize accounts receivable balances relative to sales. The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from the customers' inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends. At March 31, 2006 and 2005 the allowance for doubtful accounts was approximately $23,000 and $37,000, respectively.

Valuation of inventory

   Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. The inventory reserve was approximately $306,000 and $228,000 for the fiscal years ended March 31, 2006 and 2005, respectively.

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

Results of Operations
---------------------

   The following should be read in conjunction with the Company's Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain items appearing in the Company's Consolidated Statements of Income:

                                Fiscal Year Ended March 31,

                                  2006      2005      2004
                                 ------    ------    ------
 Sales                           100.0  %  100.0  %  100.0  %
 Cost of sales                    60.5      59.7      59.4
                                 ------    ------    ------
 Gross profit                     39.5      40.3      40.6
                                 ------    ------    ------

 Operating expenses:
   General and administrative     10.2      10.6      11.4
   Advertising                    15.7      17.7      18.8
   Depreciation and amortizatio    0.4       0.5       0.6
                                 ------    ------    ------
 Total operating expenses         26.3      28.8      30.8
                                 ------    ------    ------

 Income from operations           13.2      11.5       9.8
                                 ------    ------    ------

 Total other income (expense)      0.7       0.1        -
                                 ------    ------    ------

 Income before provision for
   income taxes                   13.9      11.6      9.8

 Provision for income taxes        5.1       4.2      3.6
                                 ------    ------    ------

 Net income                        8.8  %    7.4  %   6.2   %
                                 ======    ======    ======

Fiscal 2006 Compared to Fiscal 2005

Sales
-----

   Sales increased $29,225,000, or 27.0%, to $137,583,000 for the year ended March 31, 2006, from $108,358,000 for the year ended
March 31, 2005. The increase in sales can be primarily attributed to increased retail new orders, retail reorders and wholesale sales, during the fiscal year.

   The Company has committed certain amounts specifically designated towards television, direct mail/print and online advertising to stimulate sales, create brand awareness, and acquire new customers. Retail reorder sales have increased by approximately $19,648,000, or 28.6%, to approximately $88,367,000 for the fiscal year ended March 31, 2006, from approximately $68,719,000 for the fiscal year ended March 31, 2005. Retail new order sales have increased by approximately $8,280,000, or 22.3%, to approximately $45,488,000 for the fiscal year ended March 31, 2006, from approximately $37,208,000 for the fiscal year ended March 31, 2005. Wholesale sales have increased by approximately $1,297,000, or 53.4%, to approximately $3,728,000 for the fiscal year ended March 31, 2006, from approximately $2,431,000 for the fiscal year ended March 31, 2005. We may limit our wholesale sales in the future to focus our business on retail sales. The Company acquired approximately 624,000 new customers for the year ended March 31, 2006, compared to 510,000 new customers for the same period in the prior year. The increase in retail sales growth for fiscal 2006 compared to fiscal 2005 can be attributed to increased advertising effectiveness, due to a more favorable advertising environment, with more effective creative, and discount offers. There can be no assurances that this trend will continue due to increased price competition from veterinarians and traditional and online retailers.

   The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm and flea and tick medications. For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2006, the Company's sales were approximately 32%, 28%, 19%, and 21%, respectively.

Cost of sales
-------------

   Cost of sales increased by $18,544,000, or 28.7%, to $83,244,000 for the fiscal year ended March 31, 2006, from $64,700,000 for the fiscal year ended March 31, 2005. The increase in cost of sales is directly related to the increase in retail and wholesale sales in fiscal 2006 as compared to fiscal 2005. As a percent of sales, the cost of sales was 60.5% in fiscal 2006, as compared to 59.7% in fiscal 2005. The percentage increase can be attributed to increases in our product and freight costs, discounts given to our customers, and increases in our wholesale sales, which have a lower gross profit percentage.

Gross profit
------------

   Gross profit increased by $10,681,000, or 24.5%, to $54,339,000 for the fiscal year ended March 31, 2006, from $43,658,000 for the fiscal year ended March 31, 2005. Gross profit as a percentage of sales for fiscal 2006 and 2005 was 39.5% and 40.3%, respectively. The gross profit percentage decrease can be attributed to increases in our product and freight costs, discounts given to our customers, and increases in our wholesale sales, which have a lower gross profit percentage.

General and administrative expenses
-----------------------------------

   General and administrative expenses increased by $2,682,000, or 23.5%, to $14,078,000 for the fiscal year ended March 31, 2006 from $11,396,000 for the fiscal year ended March 31, 2005. However, general and administrative expense as a percentage of sales was 10.2% compared to 10.6% for the fiscal years ended March 31, 2006 and 2005, respectively. The increase in general and administrative expenses for the year ended March 31, 2006 was primarily due to the following: a $798,000 increase to payroll expenses which can be attributed to the addition of new employees in the customer care and pharmacy departments enabling the company to sustain its growth; a $663,000 increase to professional fees, primarily relating to increased pharmacist, accounting, the majority relating to Sarbanes Oxley compliance, and legal fees; a $646,000 increase to credit card and bank service fees which is directly attributable to increased sales in the period; a $183,000 increase to property expenses, relating to unanticipated hurricane-related charges, mainly generator and fuel expenses, during the third quarter and additional rent due to our warehouse expansion; a $162,000 one-time charge relating to state/county sales tax which was not collected on behalf of our customers; a $110,000 increase to telephone expenses resulting from receiving one time usage credits in the quarters ended September 30, 2004 and December 31, 2004; a $85,000 increase to office expenses which can be directly attributed to increased sales and unanticipated hurricane-related charges in the period; a $36,000 increase to insurance expenses, relating to an increase in premiums paid; and a $1,000 decrease to other expenses.

Advertising expenses
--------------------

   Advertising expenses increased by approximately $2,385,000, or approximately 12.4%, to approximately $21,571,000 for the fiscal year ended March 31, 2006 from approximately $19,186,000 for the fiscal year ended March 31, 2005. The increase in advertising expenses for the fiscal year ended March 31, 2006 was due to the Company's plan to commit certain amounts specifically designated towards television, direct mail/print, and online advertising to stimulate sales, create brand awareness, and acquire new customers.

   The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, for the fiscal year ended March 31, 2006 was $35, compared to $38 for the same period the prior year. We can attribute this reduction to an increase in advertising efficiency due to a more favorable advertising environment. There can be no assurances made that this favorable advertising environment will continue. Historically, the advertising environment fluctuates due to supply and demand. A less favorable advertising environment may negatively impact new order sales. As a percentage of sales, advertising expense was 15.7% in fiscal 2006, as compared to 17.7% in fiscal 2005. The Company currently anticipates advertising as a percentage of sales to range from approximately 15.0% to 16.0% in fiscal 2007. However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability. For the year ended March 31, 2006, quarterly advertising expenses as a percentage of sales ranged between 12% and 18%.

Depreciation and amortization
-----------------------------

   Depreciation and amortization decreased by approximately $29,000, or 5.1%, to approximately $545,000 for the fiscal year ended March 31, 2006 from approximately $574,000 for the fiscal year ended March 31, 2005. This decrease to depreciation and amortization expense for fiscal 2006 can be attributed to decreased property and equipment additions since the first quarter of fiscal 2005.

Other income
------------

   Other income increased by approximately $788,000 to approximately $890,000 for the fiscal year ended March 31, 2006, from approximately $102,000 for the fiscal year ended March 31, 2005. The increase to other income can be primarily attributed to increased interest income due to increases in the Company's cash balance, which is swept into an interest bearing overnight account and tax-free short term investment account, and to advertising revenue generated from our website. Interest income may decrease in future years as the Company utilizes its cash balances on operating activities.

Provision for income taxes
--------------------------

   For the fiscal years ended March 31, 2006 and 2005, the Company recorded an income tax provision for approximately
$6,972,000 and $4,593,000, respectively, which resulted in an effective tax rate of 36.6% and 36.4%, respectively.

Net income
----------

   Net income increased by approximately $4,054,000, or 50.6%, to approximately $12,064,000 for the fiscal year ended March 31, 2006 from approximately $8,010,000 for the fiscal year ended March 31, 2005. The significant increase was mainly attributable to the Company's sales growth and profitable operations and the leverage of general and administrative and advertising expenses.

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

Liquidity and Capital Resources

   The Company's working capital at March 31, 2006 and 2005
was $34,969,000 and $21,969,000, respectively.  The $13,000,000 increase in working capital was primarily attributable to cash flow generated from operations and the exercise of stock options. Net cash provided by operating activities was $10,277,000 and $8,349,000 for the years ended March 31, 2006 and 2005, respectively. Net cash used in investing activities was $758,000 and $172,000 for the years ended March 31, 2006 and 2005, respectively. This $586,000 increase to property and equipment acquisitions can be directly attributed to the Company's expansion in the warehouse, pharmacy and fulfillment operations, to add additional computer equipment to further the Company's growth and add back-up infrastructure, and to maintain existing capital assets in fiscal 2006. Net cash provided by financing activities was $1,016,000 and $1,225,000 for the years ended March 31, 2006 and 2005. This $209,000 decrease can be attributed to a decrease in the number of stock options being exercised in fiscal 2006 compared to fiscal 2005.

    As of March 31, 2006 and 2005 the Company had no outstanding lease commitments except for the lease for its executive offices and warehouse ("facility"). On May 18, 2005 the Company signed an amendment to extend the current lease agreement through May 31, 2009. The amendment terms are similar to the existing lease agreement, and the Company exercised its option to lease an additional 3,600 square feet. On November 28, 2005 the Company signed an amendment to its current lease agreement. The Company agreed to lease an additional 7,000 square feet to expand its warehouse and pharmacy. This addition to the warehouse and pharmacy was necessary to increase the Company's capacity to store additional inventory and expand its fulfillment operations.

   Since its inception, the Company has primarily funded its growth through the private placement of securities. The Company had financed certain equipment acquisitions with capital leases.

   The Company's $5,000,000 line of credit with SouthTrust Bank, N.A. expired on August 28, 2004. On November 2, 2004 the Company signed a new $6,000,000 line of credit agreement with RBC Centura Bank ("RBC"). The $6,000,000 line of credit, which upon 30 days notice had a provision to increase the line to $7,500,000, was effective through November 2, 2005. On October 31, 2005, the Company and RBC agreed to extend the maturity date of the existing line of credit for a period of 90 days. On February 3, 2006, the Company and RBC agreed to extend the maturity date of the existing line of credit for an additional 45 days. The Company determined that it no longer had a need for this line of credit and it was not renewed. At March 31, 2006 and 2005, there was no balance outstanding under either line of credit agreement.

   Presently, the Company has approximately $500,000 planned for capital expenditure commitments to further the Company's growth during fiscal 2007, which will be funded through cash from operations. The Company's source of working capital includes cash from operations and the exercise of stock options. The Company presently has no need for other alternative sources of working capital and at this time, have no commitments or plans to obtain additional capital. If in the future, the Company seeks to raise additional capital through the sale of equity securities, no assurances can be given that the Company will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to the Company. Further, there can be no assurances that even if such additional capital is obtained that the Company will sustain profitability or positive cash flow.

Recent Accounting Pronouncements

   In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share Based Payment, which is a revision of SFAS No. 123. This Statement supersedes APB No. 25, which is the basis for the Company's current policy on accounting for stock-
based compensation.   SFAS No. 123R will require companies to
recognize as an expense in the Statement of Income the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R is effective for the Company as of April 1, 2006, the beginning of the quarter ending June 30, 2006. Under the methods of adoption allowed by the standard, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. The fair value of unvested equity-classified awards that were granted prior to the effective date should be measured in accordance with SFAS No. 123 and recognized as compensation expense in the Statement of Income.

   The Company does not believe that any other recently issued, but not yet effective, accounting standard, if currently adopted, will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, line of credit, and debt obligations. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. At March 31, 2006, we had no debt obligations.

   We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risk. Our exposure to market risk for changes in interest rates related primarily to our obligations under our line of credit, which was not renewed in fiscal 2006.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


              PETMED EXPRESS, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                Page
                                                                ----

Report of Independent Registered Public Accounting Firm          22

Consolidated Balance Sheets as of March 31, 2006
   and March 31, 2005                                            23

Consolidated Statements of Income for each of the three
   years in the period ended March 31, 2006                      24

Consolidated Statements of Changes in Shareholders'
   Equity for each of the three years in the period
   ended March 31, 2006                                          25

Consolidated Statements of Cash Flows for each of the
   three years in the period ended March 31, 2006                26

Notes to Consolidated Financial Statements                       27

Report of Management on Internal Control Over
   Financial Reporting                                           38

Report of Independent Registered Public Accounting Firm
   on Internal Control Over Financial Reporting                  39

    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders
PetMed Express, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of PetMed Express, Inc. and Subsidiaries (the "Company") as of March 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended March 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PetMed Express, Inc. and Subsidiaries as of March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 11, 2006 expressed an unqualified opinion thereon.



/s/ Goldstein Golub Kessler LLP
-------------------------------
Goldstein Golub Kessler LLP

New York, New York
May 11, 2006

              PETMED EXPRESS, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                                                                                       March 31,
                                                                                  2006          2005
                                                                              ------------  ------------
                             ASSETS
                             ------

Current assets:
   Cash and cash equivalents                                                 $  23,216,907 $  12,680,962
   Accounts receivable, less allowance for doubtful
      accounts of $23,000 and $37,000, respectively                              1,155,781     1,796,756
   Inventories - finished goods                                                 14,997,675    11,180,333
   Prepaid expenses and other current assets                                       583,038       213,152
                                                                              ------------  ------------
          Total current assets                                                  39,953,401    25,871,203

   Property and equipment, net                                                   1,497,589     1,286,267
   Deferred income taxes                                                           794,002       582,846
   Intangible asset                                                                365,000       365,000
   Other assets                                                                     14,167        14,167
                                                                              ------------  ------------

Total assets                                                                 $  42,624,159 $  28,119,483
                                                                              ============  ============
                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

Current liabilities:
   Accounts payable                                                          $   3,052,953 $   2,724,990
   Income taxes payable                                                            958,318       601,535
   Accrued expenses and other current liabilities                                  973,359       575,894
                                                                              ------------  ------------

Total liabilities                                                                4,984,630     3,902,419
                                                                              ------------  ------------
Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares authorized;
      2,500 convertible shares issued and outstanding with a
      liquidation preference of $4 per share                                         8,898         8,898
   Common stock, $.001 par value, 40,000,000 shares authorized;
      23,967,390 and 23,458,725 shares issued and outstanding, respectively         23,967        23,459
   Additional paid-in capital                                                   13,433,054    12,074,611
   Retained earnings                                                            24,173,610    12,110,096
                                                                              ------------  ------------

          Total shareholders' equity                                            37,639,529    24,217,064
                                                                              ------------  ------------

Total liabilities and shareholders' equity                                   $  42,624,159 $  28,119,483
                                                                              ============  ============



 See accompanying notes to consolidated financial statements


                PETMED EXPRESS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME

                                                                     Year Ended March 31,
                                                              2006          2005          2004
                                                          ------------  ------------  ------------
 Sales                                                   $ 137,583,155 $ 108,357,747 $  93,994,233
 Cost of sales                                              83,244,366    64,700,002    55,824,406
                                                          ------------  ------------  ------------

 Gross profit                                               54,338,789    43,657,745    38,169,827
                                                          ------------  ------------  ------------
 Operating expenses:
      General and administrative                            14,078,343    11,396,320    10,754,427
      Advertising                                           21,570,667    19,185,982    17,653,614
      Depreciation and amortization                            544,535       573,817       550,392
                                                          ------------  ------------  ------------
 Total operating expenses                                   36,193,545    31,156,119    28,958,433
                                                          ------------  ------------  ------------

 Income from operations                                     18,145,244    12,501,626     9,211,394
                                                          ------------  ------------  ------------
 Other income (expense):
      Loss on disposal of property and equipment                (1,719)           -             -
      Interest expense                                              -           (965)      (14,546)
      Interest income                                          676,083        99,044         9,739
      Other, net                                               215,586         3,710         6,938
                                                          ------------  ------------  ------------
 Total other income (expense)                                  889,950       101,789         2,131
                                                          ------------  ------------  ------------

 Income before provision for income taxes                   19,035,194    12,603,415     9,213,525

 Provision for income taxes                                  6,971,680     4,593,045     3,399,921
                                                          ------------  ------------  ------------

 Net income                                              $  12,063,514 $   8,010,370 $   5,813,604
                                                          ============  ============  ============
 Net income per common share:
       Basic                                             $        0.51 $        0.35 $        0.30
                                                          ============  ============  ============
       Diluted                                           $        0.50 $        0.34 $        0.25
                                                          ============  ============  ============
 Weighted average number of common shares outstanding:
       Basic                                             $  23,658,722 $  22,862,417 $  19,471,681
                                                          ============  ============  ============
       Diluted                                           $  24,211,955 $  23,833,189 $  23,689,866
                                                          ============  ============  ============

  See accompanying notes to consolidated financial statements


               PETMED EXPRESS, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

 Fiscal years ended March 31, 2004, March 31, 2005 and March 31, 2006

                                                                                        Retained
                                     Convertible               Common           Additional       Earnings
                                    Preferred Stock            Stock             Paid-In       (Accumulated
                                -------------------- -----------------------
                                  Shares    Amounts   Shares       Amounts       Capital         Deficit)       Total
                                ----------------------------------------------------------------------------------------
 Balance, March 31, 2003           2,500     8,898    18,460,878    18,461       7,279,207     (1,713,878)     5,592,688

    Issuance of common
      stock from exercise of
      stock options                    -         -     1,179,596     1,179       1,285,366              -      1,286,545
    Issuance of common
      stock from exercise of
      warrants                         -         -     2,219,583     2,220         710,580              -        712,800
    Tax benefit related to
      stock options exercised          -         -             -         -         588,872              -        588,872
    Net income                         -         -             -         -               -      5,813,604      5,813,604
                                --------   -------  ------------  --------     -----------    -----------   ------------

 Balance, March 31, 2004           2,500     8,898    21,860,057    21,860       9,864,025      4,099,726     13,994,509

    Issuance of common
      stock from exercise of
      stock options                    -         -     1,058,668     1,059       1,076,130              -      1,077,189
    Issuance of common
      stock from exercise of
      warrants and other               -         -       540,000       540         215,707              -        216,247
    Tax benefit related to
      stock options exercised          -         -             -         -         918,749              -        918,749
    Net income                         -         -             -         -               -      8,010,370      8,010,370
                                --------   -------  ------------  --------     -----------    -----------   ------------

 Balance, March 31, 2005       $   2,500  $  8,898 $  23,458,725 $  23,459    $ 12,074,611   $ 12,110,096  $  24,217,064

    Issuance of common
      stock from exercise of
      stock options                    -         -       508,665       508       1,015,523              -      1,016,031
    Tax benefit related to
      stock options exercised          -         -             -         -         342,920              -        342,920
    Net income                         -         -             -         -               -     12,063,514     12,063,514
                                --------   -------  ------------  --------     -----------    -----------   ------------

 Balance, March 31, 2006       $   2,500  $  8,898 $  23,967,390 $  23,967    $ 13,433,054   $ 24,173,610  $  37,639,529
                                ========   =======  ============  ========     ===========    ===========   ============

  See accompanying notes to consolidated financial statements


          PETMED EXPRESS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Year Ended March 31,
                                                              2006           2005           2004
                                                          ------------   ------------   ------------
Cash flows from operating activities:
  Net income                                              $ 12,063,514   $  8,010,370   $  5,813,604
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                             544,535        573,817        550,392
     Tax benefit related to stock options exercised            342,920        918,749        588,872
     Deferred income taxes                                    (211,156)        (1,490)             -
     Loss on disposal of property and equipment                  1,719              -              -
     Bad debt expense (recovery)                                (1,709)        16,092          7,432
     (Increase) decrease in operating assets
       and increase (decrease) in liabilities:
         Accounts receivable                                   642,684       (679,547)      (488,850)
         Inventories - finished goods                       (3,817,342)          (475)    (6,911,712)
         Prepaid expenses and other current assets            (369,886)        19,066        245,890
         Other assets                                                -          7,655        178,333
         Accounts payable                                      327,963       (548,072)       702,603
         Income taxes payable                                  356,783        179,090        251,693
         Accrued expenses and other current liabilities        397,465       (146,456)       167,338
                                                          ------------   ------------   ------------
Net cash provided by operating activities                   10,277,490      8,348,799      1,105,595
                                                          ------------   ------------   ------------
Cash flows from investing activities:
  Purchases of property and equipment                         (758,176)      (171,757)      (741,740)
  Net proceeds from the sale of property and equipment             600              -              -
                                                          ------------   ------------   ------------
Net cash used in investing activities                         (757,576)      (171,757)      (741,740)
                                                          ------------   ------------   ------------
Cash flows from financing activities:
  Proceeds from the exercise of stock options and warrants
    and other transactions                                   1,016,031      1,293,436      1,999,345
  Payments on the loan obligation                                    -        (68,442)       (68,443)
                                                          ------------   ------------   ------------
Net cash provided by financing activities                    1,016,031      1,224,994      1,930,902
                                                          ------------   ------------   ------------

Net increase in cash and cash equivalents                   10,535,945      9,402,036      2,294,757
Cash and cash equivalents, at beginning of the year         12,680,962      3,278,926        984,169
                                                          ------------   ------------   ------------

Cash and cash equivalents, at end of the year            $  23,216,907  $  12,680,962  $   3,278,926
                                                          ============   ============   ============
Supplemental disclosure of cash flow information:

  Cash paid for interest                                 $           -  $         884  $      14,302
                                                          ============   ============   ============
  Cash paid for income taxes                             $   6,483,132  $   3,496,696  $   2,513,214
                                                          ============   ============   ============

  See accompanying notes to consolidated financial statements

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Organization

PetMed Express, Inc. and subsidiaries, d/b/a 1-800-PetMeds,
(the "Company") is a leading nationwide pet pharmacy.  The
Company markets and sells prescription and non-prescription pet medications and other health products for dogs, cats and horses direct to the consumer.

The Company markets its products through national
television, on-line and direct mail/print advertising
campaigns, which aim to increase the recognition of the
"1-800-PetMeds" brand name, increase traffic on its website
at www.1800petmeds.com, acquire new customers, and maximize
   -------------------
repeat purchases. The majority of all of the Company's sales are to residents in the United States. The Company's executive offices are located in Pompano Beach, Florida.

The Company's fiscal year end is March 31. References herein to fiscal 2006, 2005, or 2004 refer to the Company's fiscal years ended March 31, 2006, 2005 and 2004, respectively.

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

The majority of the Company's sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize the accounts receivable balances relative to sales. The
Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from the customers' inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends. At March
31, 2006 and 2005 the allowance for doubtful accounts was approximately $23,000 and $37,000, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2006 and 2005, consist of the Company's cash accounts, overnight repurchase agreements, and short-term investments with a maturity of three months or less. The carrying amount of cash equivalents approximates fair value. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies (Continued)

Inventories

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. The inventory reserve was approximately $306,000 and $228,000 at March 31, 2006 and 2005, respectively.

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

Intangible Asset

The intangible asset consists of a toll-free telephone number. In accordance with the Statement of Financial
Accounting Standards ("SFAS") No. 142, Goodwill and Other
Intangible Assets, the intangible asset is not being amortized, and is subject to an annual review for impairment.

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

Fair Value of Financial Instruments

The carrying amounts of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying amount of the loan payable approximated fair value as their interest rates approximated current market rates.

Comprehensive Income

The Company applies SFAS No. 130, Reporting Comprehensive
Income, which requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. There were no items of other comprehensive income for any periods presented herein.

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


Year Ended March 31,                          2006          2005          2004
--------------------                        ----------    ----------    ----------
Reported net income:                      $ 12,063,514   $ 8,010,370   $ 5,813,604

Deduct: total stock-based
employee compensation expense
determined under fair-value based
method for all awards, net of
related tax effects                            596,434      501,244       289,907
                                            ----------    ----------    ----------
Pro forma net income:                     $ 11,467,080  $  7,509,126   $ 5,523,697
                                            ==========    ==========    ==========

Reported basic net income per share:      $       0.51  $       0.35   $      0.30
                                            ==========    ==========    ==========
Pro forma basic net income per share:     $       0.48  $       0.33   $      0.28
                                            ==========    ==========    ==========
Reported diluted net income per share:    $       0.50  $       0.34   $      0.25
                                            ==========    ==========    ==========
Pro forma diluted net income per share:   $       0.48  $       0.32   $      0.23
                                            ==========    ==========    ==========


The per share weighted-average fair value of stock options granted during fiscal 2006, 2005, and 2004 was $3.51, $5.45, and $4.13, respectively, on the date of grant using the Black Scholes option-pricing model, as prescribed by SFAS No. 123, with the following weighted-average assumptions: no dividend yield; risk-free interest rates ranging from 4 to 6 percent; expected lives of 3-5 years, and expected volatility of 66 percent, 86 percent, and 68 percent, respectively.

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

Previously reported amounts may be restated for all periods presented or adopted at the beginning of the fiscal year to reflect the SFAS No. 123R amounts in the Statement of Income. Pro forma disclosures about the fair value method and the impact on net income and net income per common share appear in the above table. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R may have a material impact on its consolidated statements of income and earnings per share, similar to the current pro forma disclosures under FAS 123 as per above.

The Company does not believe that any other recently issued, but not yet effective, accounting standard, if currently adopted, will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Property and Equipment

    Major classifications of property and equipment consist of the following:

                                                                 March 31,
                                                            2006          2005
                                                        ----------    ----------

    Leasehold improvements                            $    409,164  $    384,445
    Computer software                                      427,447       391,197
    Furniture, fixtures and equipment                    2,456,695     2,361,438
    Equipment and software under capital lease                   -       113,398
                                                        ----------    ----------
                                                         3,293,306     3,250,478
    Less: accumulated depreciation and amortization     (1,795,717)   (1,964,211)
                                                        ----------    ----------

         Property and equipment, net                  $  1,497,589  $  1,286,267
                                                       ===========   ===========

Amortization expense for equipment and software under capital leases was approximately $0, $10,000, and $35,000, for the years ended March 31, 2006, 2005, and 2004, respectively.

(3) Accrued Expenses and Other Liabilities

    Major classifications of accrued expenses and other liabilities consist of the following:

                                                       March 31,
                                                   2006         2005
                                               ----------    ----------
    Accrued professional expenses             $   300,500   $   126,250
    Accrued credit card fees                      232,022        39,880
    Accrued salaries and benefits                 170,846        96,017
    Accrued advertising expenses                   99,000       177,000
    Other accrued liabilities                     170,991       136,747
                                               ----------    ----------
      Accrued expenses and other liabilities  $   973,359   $   575,894
                                               ==========    ==========

(4) Line of Credit Agreement

The Company's $6,000,000 line of credit, which upon 30 days notice had a provision to increase the line to $7,500,000, was effective through November 2, 2005. On October 31,
2005, the Company and RBC Centura Bank ("RBC") agreed to extend the maturity date of the existing line of credit for a period of 90 days. On February 3, 2006, the Company and RBC agreed to extend the maturity date of the existing line of credit for an additional 45 days. The Company determined that it no longer had a need for this line of credit and it was not renewed.

(5) Shareholders' Equity

Preferred Stock

In April 1998, the Company issued 250,000 shares of its $.001 par value preferred stock at a price of $4.00 per share, less issuance costs of $112,187. Each share of the preferred stock is convertible into approximately 4.05 shares of common stock at the election of the shareholder.
The shares have a liquidation value of $4.00 per share and may pay dividends at the sole discretion of the Company.
The Company does not anticipate paying dividends to the preferred shareholders in the foreseeable future. Each share of preferred stock is entitled to one vote on all matters submitted to a vote of shareholders of the Company.
As of March 31, 2006 and 2005, 2,500 shares of the convertible preferred stock remained unconverted and outstanding.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:


                                                     March 31,
                                                 2006         2005
                                             ----------    ----------
 Deferred tax assets:
    Bad debt and inventory reserves         $   123,991   $    97,941
    Accrued expenses                            233,644       132,095
    Net operating loss carryforward           1,139,232     1,218,715
                                             ----------    ----------

 Deferred tax assets                          1,496,867     1,448,751
 Less: valuation allowance                     (638,066)     (717,549)
                                             ----------    ----------

 Total deferred tax assets                      858,801       731,202

 Deferred tax liabilities:
    Depreciation                                (64,799)     (148,356)
                                             ----------    ----------

 Total net deferred taxes                   $   794,002   $   582,846
                                             ==========    ==========

The change in the valuation allowance for the years ended
March 31, 2006 and 2005 was approximately $79,000 and
$86,000, respectively. At March 31, 2006, the Company had net operating loss carryforwards of approximately
$3,027,000. The net operating loss carryforwards expire in the years 2013 through 2020. The use of such net operating loss carryforwards is limited to approximately $266,000 annually due to the November 22, 2000 change of control.

The components of the income tax provision consist of the following:

                                           Year Ended March 31,
                                      2006          2005          2004
                                   ----------    ----------    ----------
Current taxes
     Federal                      $ 6,114,087   $ 3,911,564   $ 2,902,988
     State                          1,046,607       682,971       496,933
                                   ----------    ----------    ----------
Total current taxes                 7,160,694     4,594,535     3,399,921
                                   ----------    ----------    ----------
Deferred taxes
     Federal                         (161,388)       (1,490)            -
     State                            (27,626)            -             -
                                   ----------    ----------    ----------
Total deferred taxes                 (189,014)       (1,490)            -
                                   ----------    ----------    ----------

Total provision for income taxes  $ 6,971,680   $ 4,593,045   $ 3,399,921
                                   ==========    ==========    ==========

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of income tax provision computed at the U.S. federal statutory tax rates to income tax expense is as follows:

                                                           Year Ended March 31,
                                                    2006          2005          2004
                                                 ----------    ----------    ----------
Income taxes at U.S. statutory rates            $ 6,471,966   $ 4,285,161   $ 3,132,599
State income taxes, net of federal tax benefit      690,978       457,504       334,451
Permanent differences                              (186,470)        9,178           992
Other                                                74,689       (72,445)       66,743
Change in valuation allowance                       (79,483)      (86,353)     (134,864)
                                                 ----------    ----------    ----------

Total provision for income taxes                $ 6,971,680   $ 4,593,045   $ 3,399,921
                                                 ==========    ==========    ==========

(7) Stock Options and Warrants

Stock Options Granted to Employees

The Company established the 1998 Stock Option Plan (the
"Plan") effective July 31, 1998, which provides for the issuance of qualified options to officers and key employees, and nonqualified options to directors, consultants and other service providers. The Company has reserved 5,000,000 shares of common stock for issuance under the Plan. The exercise prices of options issued under the Plan must be equal to or greater than the market price of the Company's common stock as of the date of issuance. The Company had 851,170 and 1,166,002 options outstanding under the Plan at March 31, 2006 and 2005, respectively. In addition the Company issued options prior to July 31, 1998, which are not included in the Plan.

A summary of the status of stock options and certain warrants issued by the Company, together with changes during the periods indicated, is presented in the following table:

                                               Weighted-
                                                average
                                   Options   exercise price
                                 ----------  --------------
 Balance at March 31, 2003        2,743,600       1.06
           Options Granted          455,500       7.94
           Options Exercised     (1,179,596)      1.09
           Options Canceled            (167)      4.50
                                 ----------    --------

 Balance at March 31, 2004        2,019,337       2.60
           Options Granted          230,500       8.18
           Options Exercised     (1,058,668)      1.02
           Options Canceled         (25,167)      4.66
                                 ----------    --------

 Balance at March 31, 2005        1,166,002       5.10
           Options Granted          200,500       6.60
           Options Exercised       (508,665)      2.00
           Options Canceled          (6,667)      6.72
                                 ----------    --------

 Balance at March 31, 2006          851,170   $   7.28
                                 ==========    ========

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information for options currently outstanding and exercisable at March 31, 2006:



                            Options Outstanding           Options Exercisable
                     -----------------------------------  -------------------
                                Weighted-    Weighted-             Weighted-
                                 average      average               average
      Exercise                  Remaining    Exercise               Exercise
     Price Range     Number       Life        Price       Number     Price
 ----------------  -----------------------------------   --------------------
  $1.05  - $ 1.90    136,666     1.62 years   $   1.23    136,666   $  1.23
   3.45  -   6.50     37,169     3.18 years       3.45     13,335      3.45
   6.60  -   7.90    240,500     3.31 years       6.67     13,333      7.03
   8.00  -  10.64    436,835     3.31 years       9.84    227,500     10.11
 ----------------  -----------------------------------   ------------------

 $ 1.05  - $10.64    851,170     3.07 years   $   7.28    390,834   $  6.67
 ================  ===================================   ==================



At March 31, 2006 and 2005, the number of options exercisable was 390,834 and 546,834, respectively, and the weighted-average exercise price of those options was $6.67 and $2.96, respectively. Adjustments are made for options forfeited prior to vesting.

Warrants

On November 22, 2000, Tricon Holdings, LLC, a Florida limited liability corporation ("Tricon"), acquired
10,000,000 shares of the Company's authorized and unissued shares of common stock and warrants to purchase 3,000,000 shares of the Company's authorized and unissued shares of common stock. The warrants were exercisable at $.33 per share and were assigned a value of $601,260 using the Black
Scholes option-pricing model, as prescribed by SFAS No.
123, with the following weighted-average assumptions:
dividend yield 0.0 percent; risk-free interest rates of
6.00 percent; expected lives of 3-5 years, and expected volatility of 91 percent. As of March 31, 2005 all of the 3,000,000 warrants issued on November 22, 2000 were exercised.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                       Year Ended March 31,
                                                 2006          2005          2004
                                              ----------    ----------    ----------
Net income (numerator):

  Net income                                $ 12,063,514   $ 8,010,370   $ 5,813,604
                                             ===========    ==========    ==========
Shares (denominator)

  Weighted average number of common shares
    outstanding used in basic computation     23,658,722    22,862,417    19,471,681
  Common shares issuable upon exercise
    of stock options and warrants                543,108       960,647     4,208,060
  Common shares issuable upon conversion
    of preferred shares                           10,125        10,125        10,125
                                              ----------    ----------    ----------
  Shares used in diluted computation          24,211,955    23,833,189    23,689,866
                                              ==========    ==========    ==========
Net income per common share:

  Basic                                      $      0.51   $      0.35   $      0.30
                                              ==========    ==========    ==========
  Diluted                                    $      0.50   $      0.34   $      0.25
                                              ==========    ==========    ==========

At March 31, 2006, all common stock options were included in the diluted net income per share computation as their exercise prices were less than the average market price of the common shares for the period. At March 31, 2005 and 2004, 485,500 and 305,000 common stock options, respectively, with a weighted average exercise price of $9.69 and $10.16, respectively, were excluded from the diluted net income per share computation as their exercise prices were greater than the average market price of the common shares for the period, therefore the effect would have been anti-dilutive.

(9) Valuation and Qualifying Accounts

    Activity in the Company's valuation and qualifying accounts consists of the following:

                                                            Year Ended March 31,
                                                      2006          2005          2004
                                                   ----------    ----------    ----------
Allowance for doubtful accounts:
   Balance at beginning of period                      36,535        22,987        16,644
   Provision (recovery) for doubtful accounts          (1,709)       16,092        7,702
   Write-off of uncollectible accounts receivable     (11,400)      (2,544)       (1,359)
                                                   ----------    ----------    ----------

   Balance at end of period                            23,426        36,535        22,987
                                                   ==========    ==========    ==========
Valuation allowance for deferred tax assets:
   Balance at beginning of period                     717,549       803,902       938,766
   (Deletions) / additions                            (79,483)      (86,353)      (134,864)
                                                   ----------    ----------    ----------

   Balance at end of period                           638,066       717,549       803,902
                                                   ==========    ==========    ==========

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Commitments and Contingencies

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

Routine Proceedings

The Company is a party to routine litigation and administrative complaints incidental to its business.
Management does not believe that the resolution of any or all of such routine litigation and administrative complaints is likely to have a material adverse effect on the Company's financial condition or results of operations.
The Company has settled complaints that had been filed with various states' pharmacy boards in the past. There can be no assurances made that other states will not attempt to take similar actions against the Company in the future.
Legal costs related to the above matters are expensed as incurred.

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

On March 16, 2004, the Company amended the CEO's existing employment agreement. The amendments are as follows: the term of the agreement was for three years, commencing on March 16, 2004; Mr. Akdag's salary was increased to
$250,000 per year throughout the term of the agreement, and Mr. Akdag was granted 250,000 incentive stock options under the Company's 1998 Stock Option Plan at an exercise price of $10.64 per share, which vest at the rate of 83,333 options on each of March 16, 2005 and 2006, and 83,334 options on March 16, 2007.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Operating Lease

The Company leases its executive offices and warehouse facility under a non-cancelable operating lease. The
Company is responsible for certain maintenance costs, taxes and insurance under this lease. On May 18, 2005 the Company signed an amendment to extend the current lease agreement through May 31, 2009. The amendment terms are similar to the existing lease agreement, and the Company exercised its option to lease an additional 3,600 square feet. On November 28, 2005 the Company signed a fourth amendment to its current lease agreement. The Company agreed to lease an additional 7,000 square feet to expand its warehouse and pharmacy. This addition to the warehouse and pharmacy was necessary to increase the Company's capacity to store additional inventory and expand its fulfillment operations. Under the terms of the new amendments the Company will be leasing a total 50,000 square feet through May 31, 2009. The future minimum annual lease payments are as follows:

    Years Ending March 31,
    ----------------------

             2007            481,000
             2008            500,000
             2009            520,000
             2010             87,000
                          ----------

Total lease payments    $  1,588,000
                         ===========


Rent expense was $435,000, $383,000 and $330,000 for the
years ended March 31, 2006, 2005 and 2004, respectively.

(11)	Sales by Category

The following table provides a breakdown of the percentage of our total sales by each category during the indicated periods:

                                                   Year Ended March 31,
                                              2006          2005          2004
                                           ----------    ----------    ----------

Prescription medications                        29%          30%           30%
Non-prescription medications                    70%          69%           69%
Shipping and handling charges and other          1%           1%            1%
                                           ----------    ----------    ----------
Total                                          100%         100%          100%
                                           ==========    ==========    ==========

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Quarterly Financial Data (Unaudited)

     Summarized unaudited quarterly financial data for fiscal
2006 and 2005 is as follows:

Quarter Ended:                       June 30, 2005  September 30, 2005  December 31, 2005   March 31, 2006
--------------                       ---------------------------------------------------------------------
Sales                                $  43,631,758      $ 38,652,674      $  25,890,095      $  29,408,628
Gross Profit                         $  16,858,586      $ 14,850,852      $  10,276,380      $  12,352,971
Income from operations               $   5,273,844      $  3,987,598      $   3,891,063      $   4,992,739
Net income                           $   3,541,586      $  2,710,826      $   2,672,092      $   3,139,010
Diluted net income per common share  $        0.15      $       0.11      $        0.11      $        0.13


Quarter Ended:                       June 30, 2004  September 30, 2004  December 31, 2004   March 31, 2005
--------------                       ---------------------------------------------------------------------
Sales                                $  35,288,528      $  28,754,697     $  20,782,837      $  23,531,685
Gross Profit                         $  13,861,809      $  11,613,141     $   8,445,527      $   9,737,268
Income from operations               $   2,726,016      $   2,856,588     $   3,129,631      $   3,789,391
Net income                           $   1,818,138      $   1,811,655     $   1,957,111      $   2,423,466
Diluted net income per common share  $        0.08      $        0.08     $        0.08      $        0.10


REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING


Management of the Company is responsible for the preparation and integrity of the Consolidated Financial Statements appearing in our Annual Report on Form 10-K. The financial statements were prepared in conformity with generally accepted accounting principles appropriate in the circumstances and, accordingly, include certain amounts based on our best judgments and estimates. Financial information in the Annual report of Form 10-K is consistent with that in the financial statements.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934 ("Exchange Act"). The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Consolidated Financial Statements. Our internal control over financial reporting is supported by a team of consultants and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written Corporate Code of Business Conduct and Ethics adopted by our Company's Board of Directors, applicable to all Company Directors and all officers and employees of our Company and subsidiaries.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Audit Committee ("Committee") of our Company's Board of Directors, comprised solely of Directors who are independent in accordance with the requirements of the Nasdaq National Market listing standards, the Exchange Act and the Company's Corporate Governance Guidelines, meets with the independent auditors and management periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Committee reviews with the independent auditors the scope and results of the audit effort. The Committee also meets periodically with the independent auditors without management present to ensure that the independent auditors have free access to the Committee. Our Audit Committee's Report can be found in the Company's 2006 Proxy Statement.

Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) in Internal Control - Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of March 31, 2006,

The Company's independent auditors, Goldstein Golub Kessler LLP, a registered public accounting firm, are appointed by the Audit Committee of the Company's Board of Directors, subject to ratification by our Company's shareholders. Goldstein Golub Kessler LLP have audited and reported on the Consolidated Financial Statements of PetMed Express, Inc. and subsidiaries, management's assessment of the effectiveness of the Company's internal control over financial reporting and the effectiveness of the Company's management's assessment of the effectiveness of our internal control over financial reporting. The reports of the independent auditors are contained in this annual report.


/s/ Menderes Akdag
--------------------
Menderes Akdag
Chief Executive Officer, President, Director

May 11, 2006

/s/ Bruce S. Rosenbloom
-------------------------
Bruce S. Rosenbloom
Chief Financial Officer

May 11, 2006

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
      ON INTERNAL CONTROL OVER FINANCIAL REPORTING


The Board of Directors and Stockholders
PetMed Express, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that PetMed Express, Inc. maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PetMed Express, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that PetMed Express, Inc. maintained effective internal control over financial reporting as of March 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, PetMed Express, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the March 31, 2006 consolidated financial statements of PetMed Express, Inc. and our report dated May 11, 2006 expressed an unqualified opinion on those financial statements.



/s/ Goldstein Golub Kessler LLP
--------------------------------
Goldstein Golub Kessler LLP

New York, New York
May 11, 2006

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

   The Company's management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended) as of the year ended March 31, 2006, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls over financial reporting during the period covered by this report.

ITEM 9B. OTHER INFORMATION

         Not applicable.

                            PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	The information required by this item will be set forth in our Proxy Statement relating to our 2006 Annual Meeting of
Stockholders to be held on July 28, 2006, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

	The information required by this item will be set forth in our Proxy Statement relating to our 2006 Annual Meeting of
Stockholders to be held on July 28, 2006, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

	The information required by this item (other than information required by Item 201(d) of Regulation S-K with respect to equity compensation plans, which is set forth below in this Annual
Report on Form 10-K) will be set forth in our Proxy Statement relating to our 2006 Annual Meeting of Stockholders to be held on July 28, 2006, and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation
Plans

	The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 1998 Stock Option Plan and any compensation plans not previously approved by our Board of Directors as of March 31, 2006:

                  EQUITY COMPENSATION PLAN INFORMATION

                               Number of securities
                                 to be issued upon       Weighted average
                               exercise of outstanding   exercise price of     Number of securities
                                  options, warrants     outstanding options,   remaining available
     Plan category                   and rights          warrants and rights   for future issuance
---------------------------------------------------------------------------------------------------
                                         (a)                 (b)                       (c)
 1998 Stock Option Plan                846,170              $7.32                     810,068

 Equity compensation plans not
   approved by security holders (1)      5,000              $1.33                          -
                                     ---------                                      ---------
 Total                                 851,170                                        810,068
                                     =========                                      =========


(1) Represents non-plan options to purchase an aggregate of 5,000 common stock options issued to a member of our management, prior to 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	The information required by this item will be set forth in our Proxy Statement relating to our 2006 Annual Meeting of
Stockholders to be held on July 28, 2006, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

	The information required by this item will be set forth in our Proxy Statement relating to our 2006 Annual Meeting of
Stockholders to be held on July 28, 2006, and is incorporated herein by reference.

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

   10.13 Termination of Marc Puleo's Executive Employment Agreement (incorporated by reference to Exhibit 10.13 of the Registrant's Form 8-K on August 1, 2005, Commission File No. 000-28827).*

    (14) Corporate Code of Ethics

   14.1 Corporate Code of Ethics (incorporated by reference in our definitive Proxy Statement for our 2004 Annual
         Meeting of Stockholders held on August 6, 2004).

    (21) Subsidiaries of Registrant

   21.1  Subsidiaries of Registrant (filed herewith).

    (31) Certifications

   31.1  Certification of Principal Executive Officer Pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant's Report on Form 10-K for the year ended March 31, 2006, Commission
         File No. 000-28827).

   31.2  Certification of Principal Financial Officer Pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant's Report on Form 10-K for the year ended March 31, 2006, Commission
         File No. 000-28827).

   (32)  Certifications

  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant's Report on Form 10-K for the year ended March 31, 2006, Commission File No. 000-28827).

    (1) Incorporated by reference to the Registration Statement on Form 10-SB, File No. 000-28827, as amended, as filed with the Securities and Exchange Commission.

                           SIGNATURES

	In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 31, 2006
                                       PETMED EXPRESS, INC.
                                       (the "Registrant")

                                       By:/s/ Menderes Akdag
                                          -----------------------
                                          Menderes Akdag
                                          Chief Executive Officer
                                          and President
                                          (principal executive officer)

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on May 31, 2006.



       SIGNATURE                            TITLE

/s/ Menderes Akdag                Chief Executive Officer and President
---------------------------       (principal executive officer)
Menderes Akdag                    Officer and Director


/s/ Marc Puleo, M.D.              Chairman of the Board
---------------------------       Director
Marc Puleo, M.D.


/s/ Bruce S. Rosenbloom           Chief Financial Officer and Treasurer
---------------------------       (principal financial and accounting officer)
Bruce S. Rosenbloom               Officer


/s/ Robert C. Schweitzer          Director
---------------------------
Robert C. Schweitzer


/s/ Ronald J. Korn                Director
---------------------------
Ronald J. Korn


/s/ Gian Fulgoni                  Director
---------------------------
Gian Fulgoni


/s/ Frank J. Formica              Director
---------------------------
Frank J. Formica