Form 10-Q
period 2006-06-30
PETMED EXPRESS INC
filed 2006-07-31
CIK 1040130

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549

                            FORM 10-Q

                           (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2006

                               or

 [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

       For the transition period from           to
                                      ---------    ---------

                Commission file number: 000-28827
                                       -----------------

                      PETMED EXPRESS, INC.
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

            FLORIDA                            65-0680967
-----------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)

       1441 S.W. 29th Avenue, Pompano Beach, Florida 33069
-----------------------------------------------------------------
  (Address of principal executive offices, including zip code)

                         (954) 979-5995
-----------------------------------------------------------------
      (Registrant's telephone number, including area code)

                               N/A
-----------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer[ ] Accelerated filer[X] Non-accelerated filer[ ]

Indicate by check mark whether the registrant is a shell  company
(defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
24,144,042 Common Shares, $.001 par value per share at July 28, 2006.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

              PETMED EXPRESS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       June 30,    March 31,
                                                                        2006          2006
                                                                     (UNAUDITED)
                                                                     ------------   ------------
                                ASSETS
                                ------
Current assets:
   Cash and cash equivalents                                         $ 33,122,948   $ 23,216,907
   Accounts receivable, less allowance for doubtful
      accounts of $28,000 and $23,000, respectively                     1,385,615      1,155,781
   Inventories - finished goods                                        13,738,142     14,997,675
   Prepaid expenses and other current assets                              689,589        583,038
                                                                     ------------   ------------
          Total current assets                                         48,936,294     39,953,401

   Property and equipment, net                                          1,565,265      1,497,589
   Deferred income taxes                                                  828,198        794,002
   Intangible asset                                                       365,000        365,000
   Other assets                                                            14,167         14,167
                                                                     ------------   ------------
Total assets                                                         $ 51,708,924   $ 42,624,159
                                                                     ============   ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

Current liabilities:
   Accounts payable                                                  $  4,931,812   $  3,052,953
   Income taxes payable                                                 2,615,540        958,318
   Accrued expenses and other current liabilities                       1,167,061        973,359
                                                                     ------------   ------------

Total liabilities                                                       8,714,413      4,984,630
                                                                     ------------   ------------
Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares authorized;
      2,500 convertible shares issued and outstanding with a
      liquidation preference of $4 per share                                8,898          8,898
   Common stock, $.001 par value, 40,000,000 shares authorized;
      24,043,208 and 23,967,390 shares issued and outstanding,
respectively                                                               24,043         23,967
   Additional paid-in capital                                          14,037,702     13,433,054
   Retained earnings                                                   28,923,868     24,173,610
                                                                     ------------   ------------

          Total shareholders' equity                                   42,994,511     37,639,529
                                                                     ------------   ------------

Total liabilities and shareholders' equity                           $ 51,708,924   $ 42,624,159
                                                                     ============   ============

See accompanying notes to condensed consolidated financial statements

              PETMED EXPRESS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)


                                                               Three Months Ended
                                                                    June 30,
                                                               2006           2005
                                                           ------------   ------------

 Sales                                                     $ 50,673,353   $ 43,631,758
 Cost of sales                                               30,549,028     26,773,172
                                                           ------------   ------------

 Gross profit                                                20,124,325     16,858,586
                                                           ------------   ------------
 Operating expenses:
      General and administrative                              4,448,622      3,852,894
      Advertising                                             8,328,718      7,604,303
      Depreciation and amortization                             135,301        127,545
                                                           ------------   ------------
 Total operating expenses                                    12,912,641     11,584,742
                                                           ------------   ------------

 Income from operations                                       7,211,684      5,273,844
                                                           ------------   ------------
 Other income (expense):
    Loss on disposal of property and equipment                   (1,250)             -
    Interest income                                             251,167         99,437
    Other, net                                                  100,402         40,287
                                                           ------------   ------------
 Total other income (expense)                                   350,319        139,724
                                                           ------------   ------------

 Income before provision for income taxes                     7,562,003      5,413,568

 Provision for income taxes                                   2,811,745      1,871,982
                                                           ------------   ------------

 Net income                                                $  4,750,258   $  3,541,586
                                                           ============   ============
 Net income per common share:
    Basic                                                  $       0.20   $       0.15
                                                           ============   ============
    Dilutive                                               $       0.20   $       0.15
                                                           ============   ============

 Weighted average number of common shares outstanding:
    Basic                                                    24,009,276     23,471,264
                                                           ============   ============
    Dilutive                                                 24,300,946     23,969,197
                                                           ============   ============

See accompanying notes to condensed consolidated financial statements

              PETMED EXPRESS, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                                                     Three Months Ended
                                                                          June 30,
                                                                    2006           2005
                                                                ------------   ------------
 Cash flows from operating activities:
    Net income                                                  $  4,750,258   $  3,541,586
    Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                135,301        127,545
        Compensation expense relating to stock option issuances      223,146              -
        Tax benefit related to stock options exercised                     -         38,110
        Deferred income taxes                                        (34,196)       (13,090)
        Loss on disposal of property and equipment                     1,250              -
        Bad debt expense                                              25,129          2,362
        (Increase) decrease in operating assets
           and increase (decrease) in liabilities:
             Accounts receivable                                    (254,963)      (118,064)
             Inventories - finished goods                          1,259,533      1,084,163
             Prepaid expenses and other current assets              (106,551)         9,249
             Accounts payable                                      1,878,859      1,446,109
             Income taxes payable                                  1,657,222      1,204,830
             Accrued expenses and other current liabilities          193,702        631,980
                                                                ------------   ------------
 Net cash provided by operating activities                         9,728,690      7,954,780
                                                                ------------   ------------
 Cash flows from investing activities:
    Purchases of property and equipment                             (204,627)       (12,104)
    Net proceeds from the sale of property and equipment                 400              -
                                                                ------------   ------------
 Net cash used in investing activities                              (204,227)       (12,104)
                                                                ------------   ------------
 Cash flows from financing activities:
    Proceeds from the exercise of stock options                      301,859         84,099
    Tax benefit related to stock options exercised                    79,719              -
                                                                ------------   ------------
 Net cash provided by financing activities                           381,578         84,099
                                                                ------------   ------------

 Net increase in cash and cash equivalents                         9,906,041      8,026,775
 Cash and cash equivalents, at beginning of period                23,216,907     12,680,962
                                                                ------------   ------------

 Cash and cash equivalents, at end of period                    $ 33,122,948   $ 20,707,737
                                                                ============   ============
 Supplemental disclosure of cash flow information:

    Cash paid for income taxes                                  $  1,109,000   $    642,132
                                                                ============   ============

See accompanying notes to condensed consolidated financial statements

              PETMED EXPRESS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

Note 1:  Summary of Significant Accounting Policies

Organization

  PetMed Express, Inc. and subsidiaries, d/b/a 1-800-PetMeds (the "Company"), is a leading nationwide pet pharmacy. The Company markets prescription and non-prescription pet medications and other health products for dogs, cats, and horses direct to the consumer. The Company offers consumers an attractive alternative for obtaining pet medications in terms of convenience, price, and speed of delivery.

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

   The Company's fiscal year end is March 31, and references herein to fiscal 2007 or 2006 refer to the Company's fiscal years ending March 31, 2007 and 2006, respectively.

Basis of Presentation and Consolidation

  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the
Company, after elimination of intercompany accounts and transactions, at June 30, 2006 and the Statements of Income for the three months ended June 30, 2006 and 2005 and Statements of Cash Flows for the three months ended June 30, 2006 and 2005. The results of operations for the three months ended June 30, 2006 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2007. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2006. The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated upon consolidation.

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

Recently Issued Accounting Standards

  In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We do not expect FIN 48 will have a material effect on our consolidated financial position, results of operations or cash flows.

  The Company does not believe that any other recently issued, but not yet effective, accounting standard, if currently adopted, will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Note 2:  Net Income Per Share

  In accordance with the provisions of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of potential stock options exercised and the effects of the potential conversion of preferred shares, calculated using the treasury stock method. Outstanding stock options and convertible preferred shares issued by the Company represent the only dilutive effect reflected in diluted weighted average shares outstanding.

   The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

                                                     Three Months Ended
                                                           June 30,
                                                     2006           2005
                                                 ------------   ------------
Net income (numerator):

  Net income                                     $  4,750,258   $  3,541,586
                                                 ============   ============
Shares (denominator):

  Weighted average number of common shares
    outstanding used in basic computation          24,009,276     23,471,264
  Common shares issuable upon exercise
    of stock options                                  281,545        487,808
  Common shares issuable upon conversion
    of preferred shares                                10,125         10,125
                                                 ------------   ------------
  Shares used in diluted computation               24,300,946     23,969,197
                                                 ============   ============
Net income per common share:

  Basic                                          $       0.20   $       0.15
                                                 ============   ============
  Diluted                                        $       0.20   $       0.15
                                                 ============   ============

  For the three months ended June 30, 2006 all common stock options were included in the diluted net income per share computation as their exercise prices were less than the average market price of the common shares for the period. For the three months ended June 30, 2005, 481,500 shares issuable upon the exercise of common stock options, with a weighted average exercise price of $9.69, were excluded from the diluted net income per share computation as their exercise prices were greater than the average market price of the common shares for the period, therefore the effect would have been anti-dilutive.

Note 3:  Accounting for Stock-Based Compensation

  Effective April 1, 2006, the Company began recording compensation expense associated with stock options in accordance with SFAS No. 123R, "Share Based Payment", which is a revision of SFAS No. 123. Prior to April 1, 2006, the Company accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Therefore, the Company measured compensation expense for its stock option plans using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company's stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS Nos. 123 and 148. The Company has adopted the modified prospective transition method provided under SFAS No. 123R, and as a result, has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the first quarter of fiscal year 2007, and in subsequent quarters, includes: 1) expense related to the remaining unvested portion of all stock option awards granted prior to April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) expense related to all stock option awards granted subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

  As a result of the adoption of SFAS No. 123R, the Company's net income for the three months ended June 30, 2006 includes $223,000 of compensation expense. The compensation expense related to all of the Company's stock-based compensation
arrangements   is  recorded  as  a  component  of   general   and
administrative expenses.

  At June 30, 2006, the Company had one stock option plan. The PetMed Express, Inc. 1998 Stock Option Plan (the "Plan"), provides for the issuance of qualified options to officers and key employees, and nonqualified options to directors, consultants and other service providers, to purchase the Company's common stock. The Company had reserved 5,000,000 shares of common stock for issuance under the Plan. The exercise prices of options issued under the Plan must be equal to or greater than the market price of the Company's common stock as of the date of issuance. The Company had 775,352 and 1,322,369 options outstanding under the Plan at June 30, 2006 and 2005, respectively. Options generally vest ratably over a three-year period commencing on the first anniversary of the grant with respect to options granted to employees under the Plan. The 1998 Plan expires on July 31, 2008.

  For stock options granted prior to April 1, 2006, the estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model. For stock option grants on and after April 1, 2006, the estimated fair value of each option award granted will be determined on the date of grant using the Black Scholes option-pricing model or a lattice based option valuation model. The following weighted-average assumptions were used for option grants during the three month periods ended June 30, 2005: risk-free interest rates ranging from 4 percent, expected volatility of 66 percent, no dividend yield, and expected lives of 4 years. No assumptions were necessary for the three months ended June 30, 2006, due to the fact that no stock options were granted during the period. The risk free interest rate for the three months ended June 30, 2005 was based on the prime interest rate at the date of grant. The expected volatility was based on the historical volatility of the Company's stock.

  A summary of the status of the Company's stock option plan as of June 30, 2006 is as follows:

                                                                Weighted-    Weighted-
                                                                 Average      Average
                                                                Exercise      Remaining     Aggregate
                                                  Number of     Price per    Contractural   Intrinsic
                                                    Shares        Share      Term (years)     Value
                                                 -----------   -----------   -----------   -----------


Options outstanding at March 31, 2006                851,170   $     7.28

Options granted                                            -   $        -

Options exercised                                    (75,818)  $     3.98

Options forfeited or expired                               -   $        -
                                                 -----------------------------------------------------
Options outstanding at June 30, 2006                 775,352   $     7.61         3.44       5,898,655
                                                 =====================================================
Options vested and exercisable at June 30, 2006      464,517   $     7.22         2.58       3,352,155
                                                 =====================================================

  A summary of the status of the Company's non-vested shares as of June 30, 2006 is presented below:


                                                                Weighted-    Weighted-
                                                                 Average      Average
                                                                Exercise      Remaining
                                                  Number of     Price per    Contractural
                                                    Shares        Share      Term (years)
                                                 -----------   -----------   -----------

Non-vested shares at March 31, 2006                  460,336   $      7.81

Options granted                                            -   $         -

Options vested                                      (149,501)  $      7.00

Options forfeited or expired                               -   $         -
                                                  --------------------------------------
Non-vested shares at June 30, 2006                   310,835   $      8.19          4.20
                                                  ======================================

  As of June 30, 2006, there was $1,734,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 3.44 years.

  For stock options granted prior to the adoption of SFAS No, 123R, the following table illustrates the pro forma effect on net income and earnings per common share as if the Company has applied the fair value recognition provisions of SFAS 123, as amended by SFAS No. 148, and related interpretations in accounting for its stock options in determining stock-based compensation for awards under the plan:

                                                   Three Months Ended
                                                        June 30,
                                                         2005
                                                      ------------

Reported net income:                                  $  3,541,586

Deduct: total stock-based employee compensation
expense determined under fair-value based method
for all awards, net of related tax effects                 219,016
                                                      ------------

Pro forma net income:                                 $  3,322,570
                                                      ============
Reported basic net income per share:                  $       0.15
                                                      ============
Pro forma basic net income per share:                 $       0.14
                                                      ============
Reported diluted net income per share:                $       0.15
                                                      ============
Pro forma diluted net income per share:               $       0.14
                                                      ============



  Cash received from stock options exercised for the three months ended June 30, 2006 and 2005 was $302,000 and $84,000, respectively. The income tax benefits from stock options exercised totaled $80,000 and $38,000 for the three months ended June 30, 2006 and 2005, respectively.

Note 4:  Commitments and Contingencies

  The Company was a defendant in a lawsuit, filed in August 2002, in Texas state district court seeking injunctive and monetary relief styled Texas State Board of Pharmacy and State Board of Veterinary Medical Examiners v. PetMed Express, Inc. Cause No.GN-202514, in the 201st Judicial District Court, Travis County, Texas. The Company in its initial pleading denied the allegations contained therein. The Company reached a settlement in the matter and agreed to pay monetary penalties and reimburse administrative, investigative and legal expenses, which have already been accrued for in the Company's financial statements, to the State of Texas Boards of Pharmacy and Veterinary Medical Examiners. The Company also agreed to the imposition of approximately a four (4) year term of probation to be administered by the Board of Pharmacy originating from the time of the initial filing of the lawsuit and running through one year from the effective date of the agreement, June 13, 2006.

  On  January  19,  2006, PetMed Express, Inc.  was  added  as  a defendant in the matter of Yali Golan v. Marc Puleo (former President and Chairman of the Board of Directors of the Company), filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida which had originally been filed solely against Dr. Puleo in March 2003. This action is based upon allegations by the plaintiff that Dr. Puleo individually entered into a written agreement with the plaintiff (the purported "General Agreement," of which the plaintiff has not produced an original document) which in pertinent part granted plaintiff 50% of any salary, stock or stock options received by Dr. Puleo from the Company for so long as the Company remains in business. The plaintiff now alleges that the Company's past and continuing failure to disclose the purported General Agreement in filings with the SEC has caused the plaintiff to suffer damages. The plaintiff is seeking a judgment against the Company for specific performance and unspecified damages, pre- and post-judgment interest, court fees and such other relief as the court deems appropriate. The Company believes that, based on information currently available to it, the claims being asserted against it are factually and legally without merit, and the Company intends to vigorously defend against such claims.

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

  The Company markets its products through national television, online, and direct mail/print advertising campaigns which direct consumers to order by phone or on the Internet, and aim to increase the recognition of the "1-800-PetMeds" brand name. For the quarter ended June 30, 2006, approximately 59% of all sales were generated via the Internet compared to 54% for the same period last year.

   The Company's sales consist of products sold mainly to retail consumers and minimally to wholesale customers. Typically, the Company's customers pay by credit card or check at the time the order is shipped. The Company usually receives cash settlement in two to three banking days for sales paid by credit cards, which minimizes the accounts receivable balances relative to the Company's sales. Certain wholesale customers are extended credit terms, which usually require payment within 30 days of delivery. The Company's sales returns average was approximately 1.7% and 1.4% of sales for the quarters ended on June 30, 2006 and 2005, respectively. The twelve-month average retail purchase was approximately $79 and $76 per order, and the three-month average retail purchase was approximately $84 and $79 per order for the quarters ended June 30, 2006 and 2005, respectively.

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

   The majority of the Company's sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize accounts receivable balances relative to sales. The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers' inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends. At June 30, 2006 and 2005 the allowance for doubtful accounts was approximately $28,000 and $39,000, respectively.

Valuation of inventory

   Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. At June 30, 2006 and 2005 the inventory reserve was approximately $280,000 and $206,000, respectively.

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

Results of Operations

   The following should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain items appearing in the Company's Condensed Consolidated Statements of Income:

                                            Three Months Ended
                                                 June 30,
                                                2006     2005
                                       -----------   -----------
 Sales                                       100.0 %       100.0 %
 Cost of sales                                60.3          61.4
                                       -----------   -----------
 Gross profit                                 39.7          38.6
                                       -----------   -----------
 Operating expenses:
      General and administrative               8.8           8.8
      Advertising                             16.4          17.4
      Depreciation and amortization            0.3           0.3
                                       -----------   -----------
 Total operating expenses                     25.5          26.5
                                       -----------   -----------

 Income from operations                       14.2          12.1
                                       -----------   -----------

 Other income (expense)                        0.7           0.3
                                       -----------   -----------

 Income before provision for income taxes     14.9          12.4

 Provision for income taxes                    5.5           4.3
                                       -----------   -----------

 Net income                                    9.4 %         8.1                         %
                                       ===========   ===========

Three Months Ended June 30, 2006 Compared With Three Months Ended
June 30, 2005

Sales
-----

   Sales increased by approximately $7,041,000, or 16.1%, to approximately $50,673,000 for the quarter ended June 30, 2006, from approximately $43,632,000 for the quarter ended June 30, 2005. The increase in sales for the three months ended June 30, 2006 can be primarily attributed to increased retail reorders offset by decreased wholesale sales.

   The Company has committed certain dollar amounts specifically designated towards television, direct mail/print and online advertising to stimulate sales, create brand awareness, and acquire new customers. Retail reorder sales have increased by approximately $8,148,000, or 31.6%, to approximately $33,910,000 for the three months ended June 30, 2006, from approximately $25,762,000 for the three months ended June 30, 2005. Retail new order sales have increased by approximately $59,000, or 0.4%, to approximately $16,494,000 for the three months ended June 30, 2006, from approximately $16,435,000 for the three months ended June 30, 2005. Wholesale sales have decreased by approximately $1,165,000, or 81.2%, to approximately $269,000 for the three months ended June 30, 2006, from approximately $1,434,000 for the three months ended June 30, 2005. The decrease in wholesale sales for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005 can be attributed to a strategic business decision to focus more on retail customers and limit wholesale sales. We may continue to limit our wholesale sales in the future to concentrate our business on retail sales. The Company acquired approximately 207,000 new customers for the quarter ended June 30, 2006, compared to approximately 217,000 new customers for the same period the prior year. The decrease in new customers acquired for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005 may be attributable to increased price competition and increased advertising costs to acquire a new customer.

   The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm and flea and tick medications. For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2006, the Company's sales were approximately 32%, 28%, 19%, and 21%, respectively.

Cost of sales
-------------

   Cost of sales increased by approximately $3,776,000, or 14.1%, to approximately $30,549,000 for the quarter ended June 30, 2006, from approximately $26,773,000 for the quarter ended June 30, 2005. The increase in cost of sales is directly related to the increase in sales in the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005. As a percent of sales, the cost of sales was 60.3% and 61.4% for the quarters ended June 30, 2006 and 2005, respectively. The percentage decrease can be attributed to a decrease in our wholesale sales, which had a higher cost of sales percentage; and due to a shift in our product mix to items with lower product costs.

Gross profit
------------

   Gross profit increased by approximately $3,266,000, or 19.4%, to approximately $20,124,000 for the quarter ended June 30, 2006, from approximately $16,859,000 for the quarter ended June 30, 2005. Gross profit as a percentage of sales was 39.7% and 38.6% for the three months ended June 30, 2006 and 2005, respectively. The percentage increase can be attributed to a decrease in our wholesale sales, which had a lower gross profit percentage; and due to a shift in our product mix to items with lower product costs.

General and administrative expenses
-----------------------------------

   General and administrative expenses increased by approximately $596,000, or 15.5%, to approximately $4,449,000 for the quarter ended June 30, 2006, from approximately $3,853,000 for the quarter ended June 30, 2005. The increase in general and administrative expenses for the three months ended June 30, 2006 was primarily due to the following: a $457,000 increase to payroll expenses, $223,000 of the increase is due to the recognition of stock option compensation expense during the quarter, relating to the implementation of SFAS 123R, "Share Based Payment", the remaining increase can also be attributed to the addition of new employees in the customer care and pharmacy departments enabling the company to sustain the Company's growth; a $166,000 increase to bank service and credit card fees which can be directly attributed to increased sales in the quarter; a $77,000 increase to property expenses relating to additional rent due to our warehouse expansion; a $76,000 increase to telephone expenses resulting from receiving one time usage credits in the same quarter during the prior year; and a $53,000 increase in other expenses which includes mainly office expenses and bad debt. Offsetting the increase was an $187,000 one-time charge relating to state/county sales tax which was not collected on behalf of our customers in the first quarter of fiscal 2006 and a $46,000 decrease to professional fees, which was related to a reduction in legal fees.

Advertising expenses
--------------------

   Advertising expenses increased by approximately $724,000, or 9.5%, to approximately $8,329,000 for the quarter ended June 30, 2006, from approximately $7,604,000 for the quarter ended June 30, 2005. As a percentage of sales, advertising expense was 16.4% and 17.4% for the three months ended June 30, 2006 and
2005, respectively. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, for the quarter ended June 30, 2006 was $40, compared to $35 for the same period the prior year. The Company estimates advertising as a percentage of sales to range from approximately 15.0% to 16.0% in fiscal 2007. However, that advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.

Depreciation and amortization expenses
--------------------------------------
    Depreciation and amortization expenses increased by approximately $7,000, or 6.1%, to approximately $135,000 for the quarter ended June 30, 2006, from approximately $128,000 for the quarter ended June 30, 2005. This increase to depreciation and amortization expense for the quarter ended June 30, 2006 can be attributed to increased property and equipment additions.

Other income
------------

   Other income increased by approximately $210,000, or 151%, to approximately $350,000 for the quarter ended June 30, 2006 from
approximately $140,000 for the quarter ended June 30, 2005.   The
increase to other income can be primarily attributed to increased interest income due to increases in the Company's cash balance, which is swept into an interest bearing overnight account and tax-free short term investment accounts, and to advertising revenue generated from our website.

Provision for income taxes
--------------------------

   For the quarters ended June 30, 2006 and 2005, the Company recorded an income tax provision for approximately $2,812,000 and $1,872,000, respectively, which resulted in an effective tax rate of 37.2% and 34.6%, respectively.

Liquidity and Capital Resources

   The Company's working capital at June 30, 2006 and March 31, 2006 was $40,222,000 and $34,969,000, respectively. The
$5,253,000 increase in working capital was primarily attributable to cash flow generated from operations and the exercise of stock options. Net cash provided by operating activities was
$9,729,000  and  $7,955,000 for the three months ended  June  30,
2006   and  2005,  respectively.   Net  cash  used  in  investing
activities was $204,000 and $12,000 for the three months ended June 30, 2006 and 2005, respectively. The $192,000 increase can be attributed to increased property and equipment additions to further the Company's growth and the addition of back-up infrastructure in the quarter. Net cash provided by financing activities was $382,000 and $84,000 for the three months ended June 30, 2006 and 2005, respectively. This $298,000 increase can be attributed to an increase in the number of stock options exercised in the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005.

   The Company had financed certain equipment acquisitions with capital leases. As of June 30, 2006 and 2005 the Company had no outstanding lease commitments except for the lease for its executive offices and warehouse. The Company's sources of working capital include cash from operations and the exercise of stock options. For the remainder of fiscal 2007, the Company has approximately $300,000 planned for capital expenditure to maintain existing capital assets and to add additional computer equipment to further the Company's growth. These capital expenditures will be funded through cash from operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

  Market  risk  generally represents the  risk  that  losses  may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, line of credit, and debt obligations. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. At June 30, 2006, we had no debt obligations. We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risk.

Item 4.   Controls and Procedures.

  The Company's management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended June 30, 2006, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls over financial reporting during the period covered by this report.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.     Defaults Upon Senior Securities.

None

Item 4.     Submission of Matters to a Vote of Security Holders.

    We held our Annual Meeting of Stockholders in Ft. Lauderdale,
Florida on July 28, 2006. Stockholders voted on the following proposals:

  1. To elect five Directors to the Board of Directors for a one-year term expiring 2007;
  2. To ratify the appointment of Goldstein Golub Kessler LLP, as the independent registered public accounting firm for the Company to serve for the 2007 fiscal year;
  3. To approve the adoption of the PetMed Express, Inc. 2006 Employee Equity Compensation Restricted Stock Plan; and
  4. To approve the adoption of the PetMed Express, Inc. 2006 Outside Director Equity Compensation Restricted Stock Plan.

With a majority of the outstanding shares voting either by proxy or in person, PetMed Express stockholders approved proposals 1, 2, 3 and 4, with voting as follows:

Proposal 1.                          For      Abstain/Withhold
----------                        ----------     ----------
Election of directors:
Menderes Akdag                    19,948,613      493,012
Frank J. Formica                  19,555,438      886,187
Gian M. Fulgoni                   19,452,980      988,645
Ronald J. Korn                    19,451,080      990,545
Robert C. Schweitzer (1)          19,451,983      989,642

Proposal 2.                           For         Against        Abstain
----------                        ----------     ----------     ----------
To ratify the appointment of      20,335,983       88,620           17,022
Goldstein Golub Kessler LLP,
as the independent registered
public accounting firm for the
Company.

Proposal 3.                           For         Against        Abstain
----------                        ----------     ----------     ----------
To approve the adoption of         9,862,363      1,251,625         56,767
the PetMed Express,  Inc.
2006 Employee Equity
Compensation Restricted
Stock Plan. (2)

Proposal 4.                           For         Against        Abstain
----------                        ----------     ----------     ----------
To approve the adoption of         9,432,481      1,664,533         81,922
the PetMed Express, Inc.
2006 Outside Director Equity
Compensation Restricted
Stock Plan. (2)

(1) At a Board of Directors meeting held on July 28, 2006, immediately following the Annual Meeting of Stockholders, Mr.
Schweitzer was elected as Chairman of the Board of Directors of PetMed Express, Inc.

(2) A copy of the PetMed Express, Inc. 2006 Employee Equity Compensation Restricted Stock Plan and the PetMed Express, Inc. 2006 Outside Director Equity Compensation Restricted Stock Plan have previously been filed with the Securities and Exchange Commission, and the terms thereof described, under cover of a Proxy Statement on Schedule 14A filed on June 22, 2006.

Item 5.     Other Information.

See item 4. above.

Item 6.     Exhibits

   The following exhibits are filed as part of this report.

10.1   PetMed Express, Inc. 2006 Employee Equity Compensation
       Restricted Stock Plan (incorporated by reference in our definitive Proxy Statement on Schedule 14A filed on June 22, 2006).

10.2   PetMed Express, Inc. 2006 Outside Director Equity
       Compensation Restricted Stock Plan (incorporated by reference in our definitive Proxy Statement on Schedule
       14A filed on June 22, 2006).

31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant's Report on Form 10-Q for the quarter ended June 30, 2006, Commission File
       No. 000-28827).

31.2   Certification of Principal Financial Officer Pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant's Report on Form 10-Q for the quarter ended June 30, 2006, Commission File No. 000-28827).

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant's Report on Form 10-Q for the quarter ended June 30, 2006, Commission File No. 000-28827).

                           SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.
 (The "Registrant")

Date: July 28, 2006

By: /s/ Menderes Akdag
    --------------------------
        Menderes Akdag

    Chief Executive Officer and President
    (principal executive officer)

By: /s/ Bruce S. Rosenbloom
    -------------------------------
        Bruce S. Rosenbloom

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

                          JUNE 30, 2006



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