Form 10-Q
period 2006-09-30
PETMED EXPRESS INC
filed 2006-11-06
CIK 1040130

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549

                            FORM 10-Q

                           (Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2006
                                       ------------------

                               or

  [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____________ to _____________

                Commission file number: 000-28827
                ---------------------------------

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

       1441 S.W. 29th Avenue, Pompano Beach, Florida 33069
  ------------------------------------------------------------
  (Address of principal executive offices, including zip code)

                          (954) 979-5995
       ----------------------------------------------------
       (Registrant's telephone number, including area code)

                               N/A
       ----------------------------------------------------
       (Former name, former address and former fiscal year,
                   if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [X]  Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" or "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

[ ] Large accelerated filer             [X] Accelerated filer
[ ] Non-accelerated filer

Indicate by check mark whether the registrant is a shell  company
(defined in Rule 12b-2 of the Exchange Act).  [ ] Yes    [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
24,212,501 Common Shares, $.001 par value per share at November
3, 2006.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

              PETMED EXPRESS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS


                                                September 30,      March 31,
                                                    2006             2006
                                                -------------   --------------
                                                (UNAUDITED)
                      ASSETS
                      ------
Current assets:
   Cash and cash equivalents                    $  37,663,345   $   23,216,907
   Accounts receivable, less allowance
     for doubtful accounts of $30,000
     and $23,000, respectively                      1,503,233        1,155,781
   Inventories - finished goods                     9,863,560       14,997,675
   Prepaid expenses and other current assets        1,701,719          583,038
                                                -------------   --------------
          Total current assets                     50,731,857       39,953,401

   Property and equipment, net                      1,531,926        1,497,589
   Deferred income taxes                              873,663          794,002
   Intangible asset                                   365,000          365,000
   Other assets                                             -           14,167
                                                -------------   --------------
Total assets                                    $  53,502,446   $   42,624,159
                                                =============   ==============

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------

Current liabilities:
   Accounts payable                             $   5,798,892   $    3,052,953
   Income taxes payable                                     -          958,318
   Accrued expenses and other current
     liabilities                                    1,008,076          973,359
                                                -------------   --------------
Total liabilities                                   6,806,968        4,984,630
                                                -------------   --------------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.001 par value,
     5,000,000 shares authorized;
     2,500 convertible shares issued
     and outstanding with a liquidation
     preference of $4 per share                         8,898            8,898
   Common stock, $.001 par value, 40,000,000
     shares authorized; 24,212,501 and
     23,967,390 shares issued and outstanding,
     respectively                                      24,213           23,967
   Additional paid-in capital                      14,423,528       13,433,054
   Retained earnings                               32,238,839       24,173,610
                                                -------------   --------------
          Total shareholders' equity               46,695,478       37,639,529
                                                -------------   --------------

Total liabilities and shareholders' equity      $  53,502,446   $   42,624,159
                                                =============   ==============



  See accompanying notes to condensed consolidated financial statements

              PETMED EXPRESS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)

                                   Three Months Ended                   Six Months Ended
                                      September 30,                        September 30,
                                   2006            2005               2006             2005
                               -------------   --------------     -------------   --------------
Sales                          $  43,812,754   $   38,652,674     $  94,486,107   $   82,284,432
Cost of sales                     26,890,113       23,801,822        57,439,141       50,574,994
                               -------------   --------------     -------------   --------------

Gross profit                      16,922,641       14,850,852        37,046,966       31,709,438
                               -------------   --------------     -------------   --------------

Operating expenses:
  General and administrative       4,320,703        3,808,677         8,769,325        7,661,571
  Advertising                      7,670,641        6,922,832        15,999,359       14,527,135
  Depreciation and amortization      130,851          131,745           266,152          259,290
                               -------------   --------------     -------------   --------------
Total operating expenses          12,122,195       10,863,254        25,034,836       22,447,996
                               -------------   --------------     -------------   --------------

Income from operations             4,800,446        3,987,598        12,012,130        9,261,442
                               -------------   --------------     -------------   --------------

Other income (expense):
  Interest income                    336,817          152,715           587,984          252,152
  Other, net                         136,763           81,821           237,165          122,108
  Loss on disposal of
    property and equipment                 -                -            (1,250)               -
                               -------------   --------------     -------------   --------------
  Total other income (expense)       473,580          234,536           823,899          374,260
                               -------------   --------------     -------------   --------------

Income before provision for
  income taxes                     5,274,026        4,222,134        12,836,029        9,635,702

Provision for income taxes         1,959,055        1,511,308         4,770,800        3,383,290
                               -------------   --------------     -------------   --------------

Net income                     $   3,314,971   $    2,710,826     $   8,065,229   $    6,252,412
                               =============   ==============     =============   ==============

Net income per common share:
  Basic                        $        0.14   $         0.12     $        0.33   $         0.27
                               =============   ==============     =============   ==============
  Diluted                      $        0.14   $         0.11     $        0.33   $         0.26
                               =============   ==============     =============   ==============

Weighted average number of
  common shares outstanding:
  Basic                           24,172,319       23,564,051        24,091,242       23,517,911
                               =============   ==============     =============   ==============
  Diluted                         24,240,345       24,111,210        24,223,267       24,032,552
                               =============   ==============     =============   ==============


See accompanying notes to condensed consolidated financial statements

              PETMED EXPRESS, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                                         Six Months Ended
                                                            September 30,
                                                          2006           2005
                                                     -------------   -------------
Cash flows from operating activities:
  Net income                                         $   8,065,229   $   6,252,412
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                          266,152         259,290
    Compensation expense relating to stock issuances       489,488               -
    Tax benefit related to stock options exercised               -          38,110
    Deferred income taxes                                  (79,661)        (18,353)
    Loss on disposal of property and equipment               1,250               -
    Bad debt expense (recovery)                             27,565         (15,616)
    (Increase) decrease in operating assets
    and increase (decrease) in liabilities:
      Accounts receivable                                 (375,017)        817,099
      Inventories - finished goods                       5,134,115       2,812,609
      Prepaid expenses and other current assets         (1,118,681)       (298,569)
      Other assets                                          14,167               -
      Accounts payable                                   2,745,939        (242,986)
      Income taxes payable                                (958,318)      2,636,401
      Accrued expenses and other current liabilities        34,717         440,690
                                                     -------------   -------------
Net cash provided by operating activities               14,246,945      12,681,087
                                                     -------------   -------------

Cash flows from investing activities:
  Purchases of property and equipment                     (302,139)        (30,915)
  Net proceeds from the sale of property
    and equipment                                              400               -
                                                     -------------   -------------
    Net cash used in investing activities                 (301,739)        (30,915)
                                                     -------------   -------------

Cash flows from financing activities:
  Proceeds from the exercise of stock options              421,513         285,962
  Tax benefit related to stock options exercised            79,719               -
                                                     -------------   -------------
Net cash provided by financing activities                  501,232         285,962
                                                     -------------   -------------

Net increase in cash and cash equivalents               14,446,438      12,936,134
Cash and cash equivalents, at beginning of period       23,216,907      12,680,962
                                                     -------------   -------------

Cash and cash equivalents, at end of period          $  37,663,345   $  25,617,096
                                                     =============   =============

Supplemental disclosure of cash flow information:
  Cash paid for income taxes                         $   6,364,063   $     727,132
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

Basis of Presentation and Consolidation

  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the
Company, after elimination of intercompany accounts and transactions, at September 30, 2006 and the Statements of Income for the three and six months ended September 30, 2006 and 2005 and Statements of Cash Flows for the six months ended September 30, 2006 and 2005. The results of operations for the three and six months ended September 30, 2006 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2007. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2006. The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries.

  All significant intercompany transactions have been eliminated upon consolidation.

Use of Estimates

  The preparation of Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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


                                 4
PAGE>



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

  The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:


                                                Three Months Ended            Six Months Ended
                                                   September 30,                 September 30,
                                                2006           2005           2006           2005
                                            -----------    -----------    -----------    -----------
Net income (numerator):

  Net income                                $ 3,314,971    $ 2,710,826    $ 8,065,229    $ 6,252,412
                                            ===========    ===========    ===========    ===========
Shares (denominator):

  Weighted average number of common shares
    outstanding used in basic computation    24,172,319     23,564,051     24,091,242     23,517,911
  Common shares issuable upon exercise
    of stock options                             57,901        537,034        121,900        504,516
  Common shares issuable upon conversion
    of preferred shares                          10,125         10,125         10,125         10,125
                                            -----------    -----------    -----------    -----------
  Shares used in diluted computation         24,240,345     24,111,210     24,223,267     24,032,552
                                            ===========    ===========    ===========    ===========
Net income per common share:

  Basic                                     $      0.14    $       0.12   $      0.33    $      0.27
                                            ===========    ===========    ===========    ===========
  Diluted                                   $      0.14    $       0.11   $      0.33    $      0.26
                                            ===========    ===========    ===========    ===========


   For the three and six months ended September 30, 2006 all common stock options were included in the diluted net income per share computation as their exercise prices were less than the average market price of the common shares for the period. For the three months ended September 30, 2005, 250,000 shares issuable upon the exercise of common stock options, with a weighted average exercise price of $10.64, and for the six months ended September 30, 2005, 422,334 shares of common stock options, with a weighted average exercise price of $9.93, were excluded from the diluted net income per share computation as their exercise prices were greater than the average market price of the common shares for the periods, therefore the effect would have been anti-dilutive.

Note 3:  Accounting for Stock-Based Compensation

  Effective April 1, 2006, the Company began recording compensation expense associated with stock options in accordance with SFAS No. 123R, "Share Based Payment", which is a revision of SFAS No. 123. Prior to April 1, 2006, the Company accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." At that time the Company measured compensation expense for its stock option plans using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company's stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS Nos. 123 and 148. The Company has adopted the modified prospective transition method provided under SFAS No. 123R, and as a result, has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the first quarter of fiscal year 2007, and in subsequent quarters, includes: 1) expense related to the remaining unvested portion of all stock option awards granted prior to April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) expense related to all stock option awards granted subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

  As a result of the adoption of SFAS No. 123R, the Company's net income for the three and six months ended September 30, 2006 includes $223,000 and $446,000 of compensation expense. The compensation expense related to all of the Company's stock-based compensation arrangements is recorded as a component of general and administrative expenses.

  At September 30, 2006, the Company had one stock option plan. The PetMed Express, Inc. 1998 Stock Option Plan (the "Plan"), provides for the issuance of qualified options to officers and key employees, and nonqualified options to directors, consultants and other service providers, to purchase the Company's common stock. The Company had reserved 5,000,000 shares of common stock for issuance under the Plan. The exercise prices of options issued under the Plan must be equal to or greater than the market price of the Company's common stock as of the date of issuance. The Company had 672,684 and 1,200,079 options outstanding under the Plan at September 30, 2006 and 2005, respectively. Options generally vest ratably over a three-year period commencing on the first anniversary of the grant with respect to options granted to employees under the Plan. The 1998 Plan expires on July 31, 2008.

  For   stock  options  granted  prior  to  April  1,  2006,  the
estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation
model.   For stock option grants on and after April 1, 2006,  the
estimated fair value of each option award granted will be determined on the date of grant using the Black Scholes option-
pricing  model  or a lattice based option valuation  model.   The
following weighted-average assumptions were used for option grants during the six month period ended September 30, 2005: risk-free interest rates ranging from 4 percent, expected volatility of 66 percent, no dividend yield, and expected lives of 4 years. No assumptions were necessary for the six months ended September 30, 2006, due to the fact that no stock options were granted during the period. The risk free interest rate for the six months ended September 30, 2005 was based on the prime interest rate at the date of grant. The expected volatility was based on the historical volatility of the Company's stock.

  A summary of the status of the Company's stock option plan as of September 30, 2006 is as follows:

                                                       Weighted-      Weighted-
                                                       Average        Average
                                                       Exercise        Remining       Aggregate
                                         Number of     Price per     Contractural      Intrinsic
                                          Shares        Share        Term (years)        Value
                                         ---------   -----------     ------------    ------------

Options outstanding at March 31, 2006      851,170   $      7.28

Options granted                                      $         -              -

Options exercised                         (178,486)  $      2.36

Options forfeited or expired                         $         -              -
                                           ------------------------------------------------------
Options outstanding at September 30, 2006  672,684   $      8.59           3.23         5,779,000
                                           ======================================================
Options vested and exercisable at
September 30, 2006                         380,183   $      8.89           2.37         3,378,173
                                           ======================================================



  A summary of the status of the Company's non-vested shares as of September 30, 2006 is presented below:

                                                     Weighted-     Weighted-
                                                      Average       Average
                                                     Exercise      Remaining
                                        Number of    Price per    Contractural
                                          Shares       Share       Term (years
                                        ---------   ------------  -------------

Non-vested shares at March 31, 2006       460,336   $      7.81

Options granted                                     $         -              -

Options vested                           (167,835)  $      7.11

Options forfeited or expired                        $         -              -
                                         -------------------------------------
Non-vested shares at September 30, 2006   292,501   $      8.21           3.98
                                         =====================================


  As of September 30, 2006, there was $1,511,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 3.44 years.

  For stock options granted prior to the adoption of SFAS No. 123R, the following table illustrates the pro forma effect on net income and earnings per common share as if the Company has applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, and related interpretations in accounting for its stock options in determining stock-based compensation for awards under the plan:


                                           Three Months     Six Months
                                             Ended             Ended
                                          September 30,    September 30,
                                              2005             2005
                                          ------------     ------------
Reported net income:                      $  2,710,826      $  6,252,412

Deduct: total stock-based employee
compensation expense determined under
fair-value based method for all awards,
net of related tax effects                      71,782          290,798
                                          ------------     ------------
Pro forma net income:                     $  2,639,044     $  5,961,614
                                          ============     ============
Reported basic net income per share:      $       0.12     $       0.27
                                          ============     ============
Pro forma basic net income per share:     $       0.11     $       0.25
                                          ============     ============
Reported diluted net income per share:    $       0.11     $       0.26
                                          ============     ============
Pro forma diluted net income per share:   $       0.11     $       0.25
                                          ============     ============


  Cash received from stock options exercised for the six months ended September 30, 2006 and 2005 was $422,000 and $286,000, respectively. The income tax benefits from stock options exercised totaled $80,000 and $38,000 for the six months ended September 30, 2006 and 2005, respectively.

  On July 28, 2006, the Company received shareholder approval for the adoption of the 2006 Employee Equity Compensation Restricted Stock Plan (the "Employee Plan") and the 2006 Outside Director Equity Compensation Restricted Stock Plan (the "Director Plan.") The purpose of the plans is to promote the interests of the Company by securing and retaining both employees and outside directors. The Company has reserved 1,000,000 shares of common stock for issuance under the Employee Plan. The Company has reserved 200,000 shares of common stock for issuance under the
Director Plan. The value of the restricted stock is determined based on the market value of the stock at the issuance date. The restriction period or vesting period is determined by the Company's Board, to be no less than 1 year and no more than ten years. The Company had 46,625 restricted common shares issued under the Employee Plan and 20,000 restricted common shares issued under the Director Plan at September 30, 2006, the fair value of which is being amortized over the three year vesting period.

Note 4:  Commitments and Contingencies

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

  The Company is a defendant in a multi-defendant lawsuit, filed in August 2006 in the United States District Court For The Eastern District of Texas, Marshall Division, seeking injunctive and monetary relief styled Ronald A. Katz Technology Licensing, L.P., v. Aetna Inc. et al., Cause No. 206CV 335. The lawsuit alleges that the Company is infringing on certain telephone call manipulation technology-related patents owned by the plaintiff. In an effort to resolve this lawsuit, we anticipate negotiating a licensing agreement, although there can be no assurances that the negotiations will be successful. Thus, at this stage it is difficult to assess the outcome or estimate any potential loss in the event of an adverse outcome.

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

  The Company markets its products through national television, on-line, and direct mail/print advertising campaigns which direct consumers to order by phone or on the Internet, and aim to increase the recognition of the "1-800-PetMeds" brand name. For the quarter ended September 30, 2006, approximately 62% of all sales were generated via the Internet compared to 55% for the same period last year.

   The Company's sales consist of products sold mainly to retail consumers and minimally to wholesale customers. Typically, the Company's customers pay by credit card or check at the time the order is shipped. The Company usually receives cash settlement in two to three banking days for sales paid by credit cards, which minimizes the accounts receivable balances relative to the Company's sales. Certain wholesale customers are extended credit terms, which usually require payment within 30 days of delivery. The Company's sales returns average was approximately 1.7% for the quarter ended September 30, 2006, compared to 1.6% for the quarter ended on September 30, 2005. The three month average retail purchase was approximately $77 per order for the quarter ended September 30, 2006, compared to $74 per order for the quarter ended September 30, 2005. The six month average retail purchase was approximately $80 per order for the six months ended September 30, 2006, compared to $77 per order the for six months ended September 30, 2005.

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

   The majority of the Company's sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize accounts receivable balances relative to sales. The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from the customers' inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends. At September 30, 2006 and 2005 the allowance for doubtful accounts was approximately $30,000 and $20,000, respectively.

Valuation of inventory

   Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. At September 30, 2006 and 2005, the inventory reserve was approximately $201,000 and $171,000, respectively.

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

Advertising

   The Company's advertising expenses consists primarily of television advertising, internet marketing, and direct mail/print advertising. Television costs are expensed as the advertisements are televised. Internet costs are expensed in the month incurred and direct mail/print costs are expensed when the related catalog and postcards are produced, distributed or superseded.

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

                                            Three Months Ended     Six Months Ended
                                              September 30,          September 30,
                                              2006       2005       2006       2005
                                           -------------------     -----------------
 Sales                                       100.0  %   100.0  %   100.0  %   100.0  %
 Cost of sales                                61.4       61.6       60.8       61.5
                                           -------    -------    -------    -------
 Gross profit                                 38.6       38.4       39.2       38.5
                                           -------    -------    -------    -------
 Operating expenses:
      General and administrative               9.8        9.9        9.3        9.3
      Advertising                             17.5       17.9       16.9       17.6
      Depreciation and amortization            0.3        0.3        0.3        0.3
                                           -------    -------    -------    -------
 Total operating expenses                     27.6       28.1       26.5       27.2
                                           -------    -------    -------    -------

 Income from operations                       11.0       10.3       12.7       11.3
                                           -------    -------    -------    -------

 Other income                                  1.1        0.6        0.9        0.4
                                           -------    -------    -------    -------

 Income before provision for income taxes     12.1       10.9       13.6       11.7

 Provision for income taxes                    4.5        3.9        5.1        4.1
                                           -------    -------    -------    -------

 Net income                                    7.6  %     7.0  %     8.5  %     7.6  %
                                           =======    =======    =======    =======

Three  Months Ended September 30, 2006 Compared With Three Months
Ended September 30, 2005, and Six Months Ended September 30, 2006
Compared With Six Months Ended September 30, 2005

Sales
-----

   Sales increased by approximately $5,160,000, or 13.3%, to approximately $43,813,000 for the quarter ended September 30, 2006, from approximately $38,653,000 for the quarter ended September 30, 2005. For the six months ended September 30, 2006, sales increased by approximately $12,202,000, or 14.8%, to approximately $94,486,000 compared to sales of approximately $82,284,000 for the six months ended September 30, 2005. The increase in sales for the three and six months ended September 30, 2006 can be primarily attributed to increased retail reorders, offset by decreased wholesale sales.

   The Company has committed certain dollar amounts specifically designated towards television, direct mail/print and on-line advertising to stimulate sales, create brand awareness, and acquire new customers. Retail reorder sales have increased by approximately $5,240,000, or 22.9%, to approximately $28,108,000 for the three months ended September 30, 2006, from approximately $22,868,000 for the three months ended September 30, 2005. Retail reorder sales have increased by approximately $13,389,000, or 27.5%, to approximately $62,020,000 for the six months ended September 30, 2006, from approximately $48,631,000 for the six months ended September 30, 2005. Retail new order sales have increased by approximately $831,000, or 5.7%, to approximately $15,511,000 for the three months ended September 30, 2006, from approximately $14,680,000 for the three months ended September 30, 2005. Retail new order sales have increased by approximately $888,000, or 2.9%, to approximately $32,003,000 for the six months ended September 30, 2006, from approximately $31,115,000 for the six months ended September 30, 2005. Wholesale sales have decreased by approximately $911,000, or 82.5%, to approximately $193,000 for the three months ended September 30, 2006, from approximately $1,104,000 for the three months ended September 30, 2005. Wholesale sales have decreased by approximately $2,077,000, or 81.8%, to approximately $462,000 for the six months ended September 30, 2006, from approximately $2,539,000 for the six months ended September 30, 2005. The decrease in wholesale sales for the three and six months ended September 30, 2006 compared to the same period in the prior year can be attributed to a strategic business decision to focus more on retail customers and limit wholesale sales. We may continue to limit our wholesale sales in the future to concentrate our business on retail sales. The Company acquired approximately 212,000 new customers for the quarter ended September 30, 2006, compared to approximately 208,000 new customers for the same period in the prior year. For the six months ended September 30, 2006 the Company acquired approximately 419,000 new customers, compared to approximately 425,000 new customers for the same period in the prior year. The decrease in new customers acquired for the six months ended September 30, 2006 compared to the six months ended September 30, 2005 may be attributable to increased price competition and increased advertising costs to acquire a new customer.

   The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm and flea and tick medications. For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2006, the Company's sales were approximately 32%, 28%, 19%, and 21%, respectively.

Cost of sales
-------------

   Cost of sales increased by approximately $3,088,000, or 13.0%, to approximately $26,890,000 for the quarter ended September 30, 2006, from approximately $23,802,000 for the quarter ended September 30, 2005. For the six months ended September 30, 2006, cost of sales increased by approximately $6,864,000, or 13.6%, to approximately $57,439,000 compared to cost of sales of approximately $50,575,000 for the six months ended September 30, 2005. The increase in cost of sales for the three and six months ended September 30, 2006 is directly related to the increase in sales. As a percent of sales, the cost of sales was 61.4% and 61.6% for the three months ended September 30, 2006 and 2005, respectively, and for the six months ended September 30, 2006 and 2005 cost of sales was 60.8% and 61.5%, respectively. The percentage decrease can be attributed to a decrease in our wholesales sales, which had a higher cost of sales percentage.

Gross profit
------------

   Gross profit increased by approximately $2,072,000, or 14.0%, to approximately $16,923,000 for the quarter ended September 30, 2006, from approximately $14,851,000 for the quarter ended September 30, 2005. For the six months ended September 30, 2006, gross profit increased by approximately $5,338,000, or 16.8%, to approximately $37,047,000 compared to gross profit of approximately $31,709,000 for the six months ended September 30, 2005. Gross profit as a percentage of sales was 38.6% and 38.4% for the three months ended September 30, 2006 and 2005, respectively, and for the six months ended September 30, 2006 and 2005 gross profit as a percentage of sales was 39.2% and 38.5%, respectively. The gross profit percentage increase can be attributed to a decrease in our wholesale sales, which had a lower gross profit percentage.

General and administrative expenses
-----------------------------------

   General and administrative expenses increased by approximately $512,000, or 13.4%, to approximately $4,321,000 for the quarter ended September 30, 2006, from approximately $3,809,000 for the quarter ended September 30, 2005. For the six months ended September 30, 2006, general and administrative expenses increased by approximately $1,107,000, or 14.5%, to approximately $8,769,000 compared to general and administrative expenses of approximately $7,662,000 for the six months ended September 30, 2005. The increase in general and administrative expenses for the three months ended September 30, 2006 was primarily due to the following: a $392,000 increase to payroll expenses, $223,000 of the increase is due to the recognition of stock option compensation expense during the quarter, relating to the implementation of SFAS 123R, "Share Based Payment", the remaining increase can also be attributed to the addition of new employees in the customer care and pharmacy departments enabling the company to sustain the Company's growth; a $120,000 increase to bank service and credit card fees which can be directly attributed to increased sales in the quarter; a $70,000 increase to property expenses relating to additional rent due to our warehouse expansion; and a $77,000 increase in other expenses which includes mainly office expenses, telephone expenses and bad debt expense. Offsetting the increase was a $77,000 one-time charge relating to state/county sales tax which was not collected on behalf of our customers in the first quarter of fiscal 2006 and a $70,000 decrease to other expenses which includes insurance expenses, professional fees, and travel expenses.

  The increase in general and administrative expenses for the six months ended September 30, 2006 was primarily due to the following: a $849,000 increase to payroll expenses, $446,000 of the increase is due to the recognition of stock option compensation expense during the quarter, relating to the implementation of SFAS 123R, "Share Based Payment", the remaining increase can also be attributed to the addition of new employees in the customer care and pharmacy departments enabling the company to sustain the Company's growth; a $286,000 increase to bank service and credit card fees which can be directly attributed to increased sales in the period; a $147,000 increase to property expenses relating to additional rent due to our warehouse expansion; a $82,000 increase to telephone expenses resulting from receiving one time usage credits in the same period during the prior year; a $66,000 increase in office expenses, and a $54,000 increase in other expenses which includes bad debt expense and professional licenses and fees. Offsetting the increase was a $265,000 one-time charge relating to state/county sales tax which was not collected on behalf of our customers in the first quarter of fiscal 2006, a $58,000 decrease to professional fees, which was related to a reduction in legal fees, and a $54,000 decrease to other expenses which includes insurance expenses and travel expenses.

Advertising expenses
--------------------

   Advertising expenses increased by approximately $748,000, or 10.8%, to approximately $7,671,000 for the quarter ended September 30, 2006, from approximately $6,923,000 for the quarter ended September 30, 2005. For the six months ended September 30, 2006, advertising expenses increased by approximately $1,472,000, or 10.1%, to approximately $15,999,000 compared to advertising expenses of approximately $14,527,000 for the six months ended September 30, 2005. As a percentage of sales, advertising expense was 17.5% and 17.9% for the three months ended September 30, 2006 and 2005, respectively, and 16.9% and 17.6% for the six months ended September 30, 2006 and 2005, respectively. The advertising costs of acquiring a new customer, defined as total advertising costs divided by the number of new customers acquired, for the quarter ended September 30, 2006 was $36, compared to $33 for the same period the prior year, and for the six months ended September 30, 2006, the advertising cost of acquiring a new customer was $38 compared to $34 for the same period prior year. The Company estimates advertising as a percentage of sales to average between 15.0% and 16.0% for the year ending March 31, 2007. However, that advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.

Other income
------------

    Other income increased by approximately $239,000 to approximately $474,000 for the quarter ended September 30, 2006, from approximately $235,000 for the quarter ended September 30, 2005. For the six months ended September 30, 2006, other income increased by approximately $450,000 to approximately $824,000 compared to other income of approximately $374,000 for the six months ended September 30, 2005. The increase to other income for the three and six months ended September 30, 2006 can be primarily attributed to increased interest income due to increases in the Company's cash balance, which is swept into an interest bearing-overnight account and tax-free short term investment accounts, and to advertising revenue generated from our website.

Provision for income taxes
--------------------------

  For the quarters ended September 30, 2006 and 2005, the Company recorded an income tax provision for approximately $1,959,000 and $1,511,000, respectively, which resulted in an effective tax rate of 37.1% and 35.8%, respectively. For the six months ended September 30, 2006 and 2005, the Company recorded an income tax provision of approximately $4,771,000 and $3,383,000, respectively, which resulted in an effective tax rate of 37.2% and 35.1%, respectively.

Liquidity and Capital Resources

   The Company's working capital at September 30, 2006 and March 31, 2006 was $43,925,000 and $34,969,000, respectively. The
$8,956,000 increase in working capital was primarily attributable to cash flow generated from operations and the exercise of stock options. Net cash provided by operating activities was $14,247,000 and $12,681,000 for the six months ended September 30, 2006 and 2005, respectively. Net cash used in investing activities was $302,000 and $31,000 for the six months ended September 30, 2006 and 2005, respectively. The $271,000 increase can be attributed to increased property and equipment additions to further the Company's growth and the addition of back-up infrastructure in the period. Net cash provided by financing activities was $501,000 and $286,000 for the six months ended September 30, 2006 and 2005, respectively. This $215,000 increase can be attributed to an increase in the number of stock options exercised in the six months ended September 30, 2006 as compared to the six months ended September 30, 2005.

   The Company had financed certain equipment acquisitions with capital leases. As of September 30, 2006 and 2005, the Company had no outstanding lease commitments except for the lease for its executive offices and warehouse. The Company's sources of working capital include cash from operations and the exercise of stock options. For the remainder of fiscal 2007, the Company has approximately $1,000,000 planned for capital expenditures, the majority of which will be used to upgrade its e-commerce platform, and to maintain existing capital assets and to add additional computer equipment to further the Company's growth. These capital expenditures will be funded through cash from operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

  Market  risk  generally represents the  risk  that  losses  may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, line of credit, and debt obligations. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. At September 30, 2006, we had no debt obligations. We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risk.

Item 4.   Controls and Procedures.

  The Company's management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended September 30, 2006, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls over financial reporting during the period covered by this report.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our annual report on Form 10-K for fiscal year 2006 for additional information concerning these and other uncertainties that could negatively impact the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of fiscal 2007 we issued 46,625 shares of our common stock to 25 employees, one of whom was an officer of our company, under our 2006 Employee Equity Compensation Restricted Stock Plan valued at $544,114. The recipients were either accredited investors, sophisticated investors or non-accredited investors who had such knowledge and experience in financial, investment and business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. The participants received and had access to business and financial information concerning our company. The issuances were exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by
Section 4(2) of that act.

During the second quarter of fiscal 2007 we issued 20,000 shares of our common stock to four outside directors under our 2006 Outside Director Equity Compensation Restricted Stock Plan valued at $233,400. The recipients were either accredited investors or sophisticated investors who had such knowledge and experience in financial, investment and business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. The participants received and had access to business and financial information concerning our company. The issuances were exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by
Section 4(2) of that act.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6.  Exhibits

   The following exhibits are filed as part of this report.

31.1  Certification  of  Principal Executive  Officer  Pursuant  to
      Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant's Report on Form 10-Q for the quarter ended September 30, 2006, Commission File No. 000-28827).

31.2  Certification  of  Principal Financial  Officer  Pursuant  to
      Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant's Report on Form 10-Q for the quarter ended September 30, 2006, Commission File No. 000-28827).

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant's Report on Form 10-Q for the quarter ended September 30, 2006, Commission File No. 000-28827).

                           SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.
      (The "Registrant")

Date: November 3, 2006

By:/s/  Menderes Akdag
   ----------------------
        Menderes Akdag

      Chief Executive Officer and President
      (principal executive officer)

By:/s/  Bruce S. Rosenbloom
   -------------------------
        Bruce S. Rosenbloom

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

                       SEPTEMBER 30, 2006



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