Form 10-Q
period 2006-12-31
PETMED EXPRESS INC
filed 2007-02-05
CIK 1040130

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C. 20549

                              FORM 10-Q

                              (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2006

                                 or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to ___________

                   Commission file number: 000-28827
                        ______________________

                          PETMED EXPRESS, INC.
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)
                        ______________________

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

            Yes [ ]                                  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,219,317 Common Shares, $.001 par value per share at February 2, 2007.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                   PETMED EXPRESS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         December 31,       March 31,
                                                             2006              2006
                                                         ------------     ------------
                                                          (UNAUDITED)
                            ASSETS
                            ------
Current assets:
   Cash and cash equivalents                          $    38,169,594  $    23,216,907
   Accounts receivable, less allowance for doubtful
      accounts of $19,000 and $23,000, respectively           921,151        1,155,781
   Inventories - finished goods                            10,031,304       14,997,675
   Prepaid expenses and other current assets                1,979,083          583,038
                                                         ------------     ------------
          Total current assets                             51,101,132       39,953,401

   Property and equipment, net                              1,924,848        1,497,589
   Deferred income taxes                                    1,018,739          794,002
   Intangible asset                                           365,000          365,000
   Other assets                                                  -              14,167
                                                         ------------     ------------
Total assets                                          $    54,409,719  $    42,624,159
                                                         ============     ============

             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------

Current liabilities:
   Accounts payable                                   $     3,652,398  $     3,052,953
   Income taxes payable                                          -             958,318
   Accrued expenses and other current liabilities             854,802          973,359
                                                         ------------     ------------
Total liabilities                                           4,507,200        4,984,630
                                                         ------------     ------------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.001 par value, 5,000,000
     shares authorized; 2,500 convertible shares
     issued and outstanding with a liquidation
     preference of $4 per share                                 8,898            8,898
   Common stock, $.001 par value, 40,000,000
     shares authorized; 24,216,217 and 23,967,390
     shares issued and outstanding, respectively               24,216           23,967
   Additional paid-in capital                              14,876,332       13,433,054
   Retained earnings                                       34,993,073       24,173,610
                                                         ------------     ------------
          Total shareholders' equity                       49,902,519       37,639,529
                                                         ------------     ------------
Total liabilities and shareholders' equity            $    54,409,719  $    42,624,159
                                                         ============     ============




See accompanying notes to condensed consolidated financial statements

                PETMED EXPRESS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (UNAUDITED)

                                    Three Months Ended                Nine Months Ended
                                        December 31,                     December 31,
                                    2006           2005              2006           2005
                                 -----------    -----------      ------------    -----------
Sales                          $  31,352,277  $  25,890,095    $  125,838,384  $ 108,174,527
Cost of sales                     18,563,400     15,613,715        76,002,541     66,188,709
                                 -----------    -----------      ------------    -----------
Gross profit                      12,788,877     10,276,380        49,835,843     41,985,818
                                 -----------    -----------      ------------    -----------

Operating expenses:
  General and administrative       4,022,852      3,060,580        12,792,177     10,722,151
  Advertising                      4,771,341      3,189,099        20,770,700     17,716,234
  Depreciation and amortization      129,355        135,638           395,507        394,928
                                 -----------    -----------      ------------    -----------
Total operating expenses           8,923,548      6,385,317        33,958,384     28,833,313
                                 -----------    -----------      ------------    -----------
Income from operations             3,865,329      3,891,063        15,877,459     13,152,505
                                 -----------    -----------      ------------    -----------

Other income (expense):
  Interest income                    329,141        215,590           917,125        467,742
  Other, net                          94,964         49,147           332,129        171,255
  Loss on disposal of property
    and equipment                       -              -               (1,250)          -
                                 -----------    -----------      ------------    -----------
Total other income (expense)         424,105        264,737         1,248,004        638,997
                                 -----------    -----------      ------------    -----------

Income before provision
  for income taxes                 4,289,434      4,155,800        17,125,463     13,791,502

Provision for income taxes         1,535,200      1,483,708         6,306,000      4,866,998
                                 -----------    -----------      ------------    -----------

Net income                      $  2,754,234  $   2,672,092    $   10,819,463  $   8,924,504
                                 ===========    ===========      ============    ===========

Net income per common share:
  Basic                         $       0.11  $        0.11    $         0.45  $        0.38
                                 ===========    ===========      ============    ===========
  Diluted                       $       0.11  $        0.11    $         0.44  $        0.37
                                 ===========    ===========      ============    ===========

Weighted average number of
common shares outstanding:
  Basic                           24,213,937     23,680,221        24,132,289     23,572,211
                                 ===========    ===========      ============    ===========
  Diluted                         24,382,861     24,255,705        24,316,117     24,105,124
                                 ===========    ===========      ============    ===========


  See accompanying notes to condensed consolidated financial statements

               PETMED EXPRESS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                                 Nine Months Ended
                                                                    December 31,
                                                                 2006          2005
                                                              ----------    ----------
Cash flows from operating activities:
  Net income                                                $ 10,819,463  $  8,924,504
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                               395,507       394,928
     Stock based compensation relating to stock issuances        777,426          -
     Tax benefit related to stock options exercised                 -          212,856
     Deferred income taxes                                      (224,737)      (47,987)
     Loss on disposal of property and equipment                    1,250          -
     Bad debt expense (recovery)                                  16,038       (16,144)
     (Increase) decrease in operating assets
       and increase (decrease) in liabilities:
         Accounts receivable                                     218,592     1,154,174
         Inventories - finished goods                          4,966,371      (392,566)
         Prepaid expenses and other current assets            (1,396,045)     (161,151)
         Other assets                                             14,167          -
         Accounts payable                                        599,445      (865,887)
         Income taxes payable                                   (958,318)    3,974,996
         Accrued expenses and other current liabilities         (118,557)      370,865
                                                              ----------    ----------
Net cash provided by operating activities                     15,110,602    13,548,588
                                                              ----------    ----------

Cash flows from investing activities:
  Purchases of property and equipment                           (824,416)     (250,302)
  Net proceeds from the sale of property and equipment               400          -
                                                              ----------    ----------
Net cash used in investing activities                           (824,016)     (250,302)
                                                              ----------    ----------

Cash flows from financing activities:
  Proceeds from the exercise of stock options                    435,064       661,263
  Tax benefit related to stock options exercised                 231,037          -
                                                              ----------    ----------
Net cash provided by financing activities                        666,101       661,263
                                                              ----------    ----------

Net increase in cash and cash equivalents                     14,952,687    13,959,549
Cash and cash equivalents, at beginning of period             23,216,907    12,680,962
                                                              ----------    ----------

Cash and cash equivalents, at end of period                 $ 38,169,594  $ 26,640,511
                                                              ==========    ==========

Supplemental disclosure of cash flow information:

  Cash paid for income taxes                                $  8,104,063  $    727,132
                                                              ==========    ==========



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

Basis of Presentation and Consolidation

   The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company, after elimination of intercompany accounts and transactions, at December 31, 2006 and the Statements of Income for the three and nine months ended December 31, 2006 and 2005 and Statements of Cash Flows for the nine months ended December 31, 2006 and 2005. The results of operations for the three and nine months ended December 31, 2006 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2007. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2006. The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries.

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

Note 2:  Net Income Per Share

   In accordance with the provisions of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," basic net income per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share includes the dilutive effect of potential stock options exercised and the effects of the potential conversion of preferred shares, calculated using the treasury stock method. Outstanding stock options and convertible preferred shares issued by the Company represent the only dilutive effect reflected in diluted weighted average shares outstanding.

                                    Three Months Ended                Nine Months Ended
                                        December 31,                     December 31,
                                    2006           2005              2006           2005
                                 -----------    -----------      -----------    -----------
Net income (numerator):

  Net income                   $   2,754,234  $   2,672,092    $  10,819,463  $   8,924,504
                                  ==========     ==========       ==========     ==========

Shares (denominator):

  Weighted average number of
    common shares outstanding
    used in basic computation     24,213,937     23,680,221       24,132,289     23,572,211

  Common shares issuable upon
    exercise of stock options        158,799        565,359          173,703        522,788

  Common shares issuable upon
    conversion of preferred
    shares                            10,125         10,125           10,125         10,125
                                  ----------     ----------       ----------     ----------
  Shares used in diluted
    computation                   24,382,861     24,255,705       24,316,117     24,105,124
                                  ==========     ==========       ==========     ==========

Net income per common share:

  Basic                         $       0.11  $        0.11   $         0.45  $        0.38
                                  ==========     ==========       ==========     ==========
  Diluted                       $       0.11  $        0.11   $         0.44  $        0.37
                                  ==========     ==========       ==========     ==========

	The following is a reconciliation of the numerators and denominators of the basic and diluted net income per common share computations for the periods presented:


	For the three and nine months ended December 31, 2006, and for the three months ended December 31, 2005, all common stock options were included in the diluted net income per common share computation as their exercise prices were less than the average market price of the common shares for the period.
For the nine months ended December 31, 2005, 250,000 shares issuable upon the exercise of common stock options, with a weighted average exercise price of $10.64, were excluded from the diluted net income per common share computation as their exercise prices were greater than the average market price of the common shares for the periods, therefore the effect would have been anti-dilutive.

Note 3:  Accounting for Stock-Based Compensation

   Effective April 1, 2006, the Company began recording compensation expense associated with stock options in accordance with SFAS No. 123R, "Share Based Payment," which is a revision of SFAS No. 123. Prior to April 1, 2006, the Company accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees."
At that time the Company measured compensation expense for its stock option plans using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company's stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS Nos. 123 and 148. The Company has adopted the modified prospective transition method provided under SFAS No. 123R, and as a result, has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the first quarter of fiscal year 2007, and in subsequent quarters, includes: 1) expense related to the remaining unvested portion of all stock option awards granted prior to April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) expense related to all stock option awards granted subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

   As a result of the adoption of SFAS No. 123R, the Company's net income for the three and nine months ended December 31, 2006 includes $223,000 and $669,000 of compensation expense, respectively. The compensation expense related to all of the Company's stock-based compensation arrangements is recorded as a component of general and administrative expenses.

   At December 31, 2006, the Company had one stock option plan. The PetMed Express, Inc. 1998 Stock Option Plan (the "Plan"), provides for the issuance of qualified options to officers and key employees, and nonqualified options to directors, consultants and other service providers, to purchase the Company's common stock. The Company had reserved 5,000,000 shares of common stock for issuance under the Plan. The exercise prices of options issued under the Plan must be equal to or greater than the market price of the Company's common stock as of the date of issuance. The Company had 668,968 and 1,090,005 options outstanding under the Plan at December 31, 2006 and 2005, respectively. Options generally vest ratably over a three-year period commencing on the first anniversary of the grant with respect to options granted to employees under the Plan. The 1998 Plan expires on July 31, 2008.

   For stock options granted prior to April 1, 2006, the estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model. For stock option grants on and after April 1, 2006, the estimated fair value of each option award granted will be determined on the date of grant using the Black Scholes option-pricing model or a lattice based option valuation model. The following weighted-average assumptions were used for option grants during the nine month period ended December 31, 2005: risk-free interest rates ranging from 4 percent, expected volatility of 66 percent, no dividend yield, and expected lives of 4 years. No assumptions were necessary for the nine months ended December 31, 2006, due to the fact that no stock options were granted during the period. The risk free interest rate for the nine months ended December 31, 2005 was based on the prime interest rate at the date of grant. The expected volatility was based on the historical volatility of the Company's stock.

   A summary of the status of the Company's stock option plan as of December 31, 2006 is as follows:

                                                       Weighted-Average     Weighted-Average
                                                           Exercise            Remaining        Aggregate
                                        Number of          Price per          Contractural      Intrinsic
                                         Shares              Share            Term (years)        Value
                                        ---------      ----------------     ----------------    ---------
Options outstanding at
  March 31, 2006                          851,170      $     7.28

Options granted                              -               -

Options exercised                        (182,202)           2.39

Options forfeited or expired                 -               -
                                        -----------------------------------------------------------------
Options outstanding at
  December 31, 2006                       668,968            8.62                  2.99         5,765,450
                                        =================================================================

Options vested and exercisable
  at December 31, 2006                    376,467            8.94                  2.10         3,364,622
                                        =================================================================


   A summary of the status of the Company's non-vested shares as of December 31, 2006 is presented below:

                                                       Weighted-Average     Weighted-Average
                                                           Exercise            Remaining
                                        Number of          Price per          Contractural
                                         Shares              Share            Term (years)
                                        ---------      ----------------     ----------------
Non-vested shares at March 31, 2006       460,336      $     7.81

Options granted                              -               -

Options vested                           (167,835)           7.11

Options forfeited or expired                 -               -
                                        ----------------------------------------------------
Non-vested shares at December 31, 2006    292,501      $     8.21                  3.73
                                        ====================================================

   As of December 31, 2006, there was $1,288,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 3.25 years.

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


                                          Three Months        Nine Months
                                              Ended              Ended
                                           December 31,       December 31,
                                              2005                2005
                                          -------------       ------------

Reported net income:                    $     2,672,092     $    8,924,504

Deduct: total stock-based employee
compensation expense determined
under fair-value based method for
all awards, net of related tax
effects                                         152,818            443,616
                                          -------------       ------------

Pro forma net income:                   $     2,519,274     $    8,480,888
                                          =============       ============

Reported basic net income per share:    $          0.11     $         0.38
                                          =============       ============

Pro forma basic net income per share:   $          0.11     $         0.36
                                          =============       ============

Reported diluted net income per share:  $          0.11     $         0.37
                                          =============       ============

Pro forma diluted net income per share: $          0.10     $         0.35
                                          =============       ============

   Cash received from stock options exercised for the nine months ended December 31, 2006 and 2005 was $435,000 and $661,000, respectively. The income tax benefits from stock options exercised totaled $231,000 and $213,000 for the nine months ended December 31, 2006 and 2005, respectively.

   On July 28, 2006, the Company received shareholder approval for the adoption of the 2006 Employee Equity Compensation Restricted Stock Plan (the "Employee Plan") and the 2006 Outside Director Equity Compensation Restricted Stock Plan (the "Director Plan"). The purpose of the plans is to promote the interests of the Company by securing and retaining both employees and outside directors. The Company has reserved 1,000,000 shares of common stock for issuance under the Employee Plan. The Company has reserved 200,000 shares of common stock for issuance under the Director Plan. The value of the restricted stock is determined based on the market value of the stock at the issuance date. The restriction period or forfeiture period is determined by the Company's Board, to be no less than 1 year and no more than ten years. The Company had 46,625 restricted common shares issued under the Employee Plan and 20,000 restricted common shares issued under the Director Plan at December 31, 2006, the fair value of which is being amortized over the three-year period. For the three and nine months ended December 31, 2006 the Company recognized $65,000 and $108,000 of compensation expense related to the Employee and Director Plans, respectively.

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

   The Company was a defendant in a multi-defendant lawsuit, filed in August 2006 in the United States District Court For The Eastern District of Texas, Marshall Division, seeking injunctive and monetary relief styled Ronald A. Katz Technology Licensing, L.P., v. Aetna Inc. et al., Cause No. 206CV 335. The lawsuit alleged that the Company was infringing on certain telephone call manipulation technology-related patents owned by the plaintiff.
Without admitting any liability or wrongdoing, and with no finding or admission as to the merit or lack of merit of any claim or defense asserted in connection with the litigation, in January, 2007, the Company entered into a licensing agreement for a confidential amount, and a Stipulation of Dismissal with Prejudice was filed with the Court, dismissing the lawsuit against the Company.

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

   The Company markets its products through national television, on-line, and direct mail/print advertising campaigns which direct consumers to order by phone or on the Internet, and aim to increase the recognition of the "1-800-PetMeds" brand name. For the quarter ended December 31, 2006, approximately 63% of all sales were generated via the Internet compared to 57% for the same period last year.

   The Company's sales consist of products sold mainly to retail consumers and minimally to wholesale customers. Typically, the Company's customers pay by credit card or check at the time the order is shipped. The Company usually receives cash settlement in two to three banking days for sales paid by credit cards, which minimizes the accounts receivable balances relative to the Company's sales. Certain wholesale customers are extended credit terms, which usually require payment within 30 days of delivery. The Company's sales returns average was approximately 1.6% for the quarter ended December 31, 2006, compared to 1.7% for the quarter ended on December 31, 2005. The three-month average retail purchase was approximately $75 per order for the quarter ended December 31, 2006, compared to $74 per order for the quarter ended December 31, 2005. The nine-month average retail purchase was approximately $79 per order for the nine months ended December 31, 2006, compared to $76 per order for the nine months ended December 31, 2005.

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

   The majority of the Company's sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize accounts receivable balances relative to sales. The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from the customers' inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends. At December 31, 2006 and 2005 the allowance for doubtful accounts was approximately $19,000 and $13,000, respectively.

Valuation of inventory

   Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. At December 31, 2006 and 2005, the inventory reserve was approximately $205,000 and $236,000, respectively.

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

Advertising

   The Company's advertising expenses consists primarily of television advertising, Internet (on-line) marketing, and direct mail/print advertising. Television costs are expensed as the advertisements are televised. Internet costs are expensed in the month incurred and direct mail/print costs are expensed when the related catalog and postcards are produced, distributed or superseded.

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

                                    Three Months Ended                Nine Months Ended
                                        December 31,                     December 31,
                                    2006           2005              2006           2005
                                 -----------    -----------      -----------    -----------

Sales                                  100.0 %        100.0 %          100.0 %        100.0 %
Cost of sales                           59.2           60.3             60.4           61.2
                                 -----------    -----------      -----------    -----------
Gross profit                            40.8           39.7             39.6           38.8
                                 -----------    -----------      -----------    -----------

Operating expenses:
  General and administrative            12.8           11.8             10.2            9.9
  Advertising                           15.2           12.4             16.5           16.3
  Depreciation and amortization          0.4            0.5              0.3            0.4
                                 -----------    -----------      -----------    -----------
Total operating expenses                28.4           24.7             27.0           26.6
                                 -----------    -----------      -----------    -----------

Income from operations                  12.4           15.0             12.6           12.2
                                 -----------    -----------      -----------    -----------

Total other income                       1.3            1.0              1.0            0.6
                                 -----------    -----------      -----------    -----------

Income before provision for
  income taxes                          13.7           16.0             13.6           12.8

Provision for income taxes               4.9            5.7              5.0            4.5
                                 -----------    -----------      -----------    -----------

Net income                               8.8 %         10.3 %            8.6 %          8.3 %
                                 ===========    ===========      ===========    ===========

Three Months Ended December 31, 2006 Compared With Three Months Ended December 31, 2005, and Nine Months Ended December 31, 2006 Compared With Nine Months Ended December 31, 2005

Sales
-----

   Sales increased by approximately $5,462,000, or 21.1%, to approximately $31,352,000 for the quarter ended December 31, 2006, from approximately $25,890,000 for the quarter ended December 31, 2005. For the nine months ended December 31, 2006, sales increased by approximately $17,663,000, or 16.3%, to approximately $125,838,000 compared to sales of approximately $108,175,000 for the nine months ended December 31, 2005. The increase in sales for the three and nine months ended December 31, 2006 can be primarily attributed to increased retail reorders and new orders, offset by decreased wholesale sales.

   The Company has committed certain dollar amounts specifically designated towards television, direct mail/print and on-line advertising to stimulate sales, create brand awareness, and acquire new customers. Retail reorder sales have increased by approximately $3,969,000, or 21.9%, to approximately $22,066,000 for the three months ended December 31, 2006, from approximately $18,097,000 for the three months ended December 31, 2005. Retail reorder sales have increased by approximately $17,364,000, or 26.0%, to approximately $84,075,000 for the nine months ended December 31, 2006, from approximately $66,711,000 for the nine months ended December 31, 2005. Retail new order sales have increased by approximately $1,958,000, or 27.0%, to approximately $9,214,000 for the three months ended December 31, 2006, from approximately $7,256,000 for the three months ended December 31, 2005. Retail new order sales have increased by approximately $2,841,000, or 7.4%, to approximately $41,228,000 for the nine months ended December 31, 2006, from approximately $38,387,000 for the nine months ended December 31, 2005. Wholesale sales have decreased by approximately $465,000, or 86.5%, to approximately $72,000 for the three months ended December 31, 2006, from approximately $537,000 for the three months ended December 31, 2005. Wholesale sales have decreased by approximately $2,542,000, or 82.6%, to approximately $535,000 for the nine months ended December 31, 2006, from approximately $3,077,000 for the nine months ended December 31, 2005. The decrease in wholesale sales for the three and nine months ended December 31, 2006 compared to the same period in the prior year can be attributed to a strategic business decision to focus more on retail customers and limit wholesale sales. We may continue to limit our wholesale sales in the future to concentrate our business on retail sales.

   The Company acquired approximately 130,000 new customers for the quarter ended December 31, 2006, compared to approximately 105,000 new customers for the same period in the prior year. For the nine months ended December 31, 2006 the Company acquired approximately 549,000 new customers, compared to approximately 530,000 new customers for the same period in the prior year. The increase in new customers acquired for the three and nine months ended December 31, 2006 compared to the three and nine months ended December 31, 2005 can be attributable to increased advertising spending in the quarter ending December 31, 2006.

   The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm and flea and tick medications. For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2006, the Company's sales were approximately 32%, 28%, 19%, and 21%, respectively.

Cost of sales
-------------

   Cost of sales increased by approximately $2,949,000, or 18.9%, to approximately $18,563,000 for the quarter ended December 31, 2006, from approximately $15,614,000 for the quarter ended December 31, 2005. For the nine months ended December 31, 2006, cost of sales increased by approximately $9,814,000, or 14.8%, to approximately $76,003,000 compared to cost of sales of approximately $66,189,000 for the nine months ended December 31, 2005. The increase in cost of sales for the three and nine months ended December 31, 2006 is directly related to the increase in sales. As a percent of sales, the cost of sales was 59.2% and 60.3% for the three months ended December 31, 2006 and 2005, respectively, and for the nine months ended December 31, 2006 and 2005 cost of sales was 60.4% and 61.2%, respectively. The cost of sales percentage decreases can be mainly attributed to a decrease in our wholesales sales, which had a higher cost of sales percentage, and a shift in our product mix to higher margin items.

Gross profit
------------

   Gross profit increased by approximately $2,513,000, or 24.4%, to approximately $12,789,000 for the quarter ended December 31, 2006, from approximately $10,276,000 for the quarter ended December 31, 2005. For the nine months ended December 31, 2006, gross profit increased by approximately $7,850,000, or 18.7%, to approximately $49,836,000 compared to gross profit of approximately $41,986,000 for the nine months ended December 31, 2005. Gross profit as a percentage of sales was 40.8% and 39.7% for the three months ended December 31, 2006 and 2005, respectively, and for the nine months ended December 31, 2006 and 2005 gross profit as a percentage of sales was 39.6% and 38.8%, respectively. The gross profit percentage increases can mainly be attributed to a decrease in our wholesale sales, which had a lower gross profit percentage, and a shift in our product mix to higher margin items.

General and administrative expenses
-----------------------------------

   General and administrative expenses increased by approximately $962,000, or 31.4%, to approximately $4,023,000 for the quarter ended December 31, 2006, from approximately $3,061,000 for the quarter ended December 31, 2005. For the nine months ended December 31, 2006, general and administrative expenses increased by approximately $2,070,000, or 19.3%, to approximately $12,792,000 compared to general and administrative expenses of approximately $10,722,000 for the nine months ended December 31, 2005. The increase in general and administrative expenses for the three months ended December 31, 2006 was primarily due to the following: a $739,000 increase to payroll expenses, with $223,000 of the increase due to the recognition of stock option compensation expense during the quarter relating to the implementation of SFAS 123R, "Share Based Payment," and the remaining increase attributed to the addition of new employees in the customer care and pharmacy departments enabling the company to sustain the Company's growth; a $84,000 increase to insurance expenses due to increased premium on general liability policy; a $70,000 increase to bank service and credit card fees which can be directly attributed to increased sales in the quarter; and a $69,000 increase in other expenses which includes mainly office expenses, property expenses, telephone expenses, professional fees and bad debt expense.

   The increase in general and administrative expenses for the nine months ended December 31, 2006 was primarily due to the following: a $1,588,000 increase to payroll expenses, with $669,000 of the increase due to the recognition of stock option compensation expense during the period relating to the implementation of SFAS 123R, "Share Based Payment," and the remaining increase attributed to the addition of new employees in the customer care and pharmacy departments enabling the company to sustain the Company's growth; a $357,000 increase to bank service and credit card fees which can be directly attributed to increased sales in the period; a $172,000 increase to property expenses relating to additional rent due to our warehouse expansion; a $100,000 increase to telephone expenses resulting from receiving one-time usage credits in the same period during the prior year; a $95,000 increase in office expenses, and a $100,000 increase in other expenses which includes insurance expenses, bad debt expense, travel and licenses expenses. Offsetting the increase was a $265,000 one-time charge relating to state/county sales tax, which was not collected on behalf of our customers in the first quarter of fiscal 2006, and a $77,000 decrease to professional fees, which was related to a reduction in legal fees.

Advertising expenses
--------------------

   Advertising expenses increased by approximately $1,582,000, or 49.6%, to approximately $4,771,000 for the quarter ended December 31, 2006, from approximately $3,189,000 for the quarter ended December 31, 2005. For the nine months ended December 31, 2006, advertising expenses increased by approximately $3,055,000, or 17.2%, to approximately $20,771,000 compared to advertising expenses of approximately $17,716,000 for the nine months ended December 31, 2005. As a percentage of sales, advertising expense was 15.2% and 12.4% for the three months ended December 31, 2006 and 2005, respectively, and 16.5% and 16.3% for the nine months ended December 31, 2006 and 2005, respectively. The advertising costs of acquiring a new customer, defined as total advertising costs divided by the number of new customers acquired, for the quarter ended December 31, 2006 was $37, compared to $30 for the same period the prior year, and for the nine months ended December 31, 2006, the advertising cost of acquiring a new customer was $38 compared to $33 for the same period the prior year. The increase in the advertising costs of acquiring a new customer may be attributed to increased advertising spending and increased price competition from both veterinarians and retailers of pet medications. The Company estimates advertising as a percentage of sales to average between 16.0% and 17.0% for the year ending March 31, 2007. This is a 1 % increase to our original estimate. However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.

Other income
------------

   Other income increased by approximately $159,000 to approximately $424,000 for the quarter ended December 31, 2006, from approximately $265,000 for the quarter ended December 31, 2005. For the nine months ended December 31, 2006, other income increased by approximately $609,000 to approximately $1,248,000 compared to other income of approximately $639,000 for the nine months ended December 31, 2005. The increase to other income for the three and nine months ended December 31, 2006 can be primarily attributed to increased interest income due to increases in the Company's cash balance, which is swept into an interest bearing-overnight account and tax-free short term investment accounts, and to advertising revenue generated from our website.

Provision for income taxes
--------------------------

   For the quarters ended December 31, 2006 and 2005, the Company recorded an income tax provision for approximately $1,535,000 and $1,484,000, respectively, which resulted in an effective tax rate of 35.8% and 35.7%, respectively. For the nine months ended December 31, 2006 and 2005, the Company recorded an income tax provision of approximately $6,306,000 and $4,867,000, respectively, which resulted in an effective tax rate of 36.8% and 35.3%, respectively.

Liquidity and Capital Resources

   The Company's working capital at December 31, 2006 and March 31, 2006 was $46,594,000 and $34,969,000, respectively. The $11,625,000 increase in working capital was primarily attributable to cash flow generated from operations and the exercise of stock options. Net cash provided by operating activities was $15,111,000 and $13,549,000 for the nine months ended December 31, 2006 and 2005, respectively. Net cash used in investing activities was $824,000 and $250,000 for the nine months ended December 31, 2006 and 2005, respectively. The $574,000 increase can be attributed to increased property and equipment additions to further the Company's growth, the addition of back-up infrastructure and an upgrade to its e-commerce platform during the period. Net cash provided by financing activities was $666,000 and $661,000 for the nine months ended December 31, 2006 and 2005, respectively.

   The Company had financed certain equipment acquisitions with capital leases. As of December 31, 2006 and 2005, the Company had no outstanding lease commitments except for the lease for its executive offices and warehouse. The Company's sources of working capital include cash from operations and the exercise of stock options. For the remainder of fiscal 2007, the Company has approximately $400,000 planned for capital expenditures, the majority of which will be used to upgrade its e-commerce platform, and to maintain existing capital assets and to add additional computer equipment to further the Company's growth. These capital expenditures will be funded through cash from operations.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

   Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, line of credit, and debt obligations. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. At December 31, 2006, we had no debt obligations. We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risk.

Item 4.   Controls and Procedures.

   The Company's management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended December 31, 2006, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls over financial reporting during the period covered by this report.

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

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6.  Exhibits

   The following exhibits are filed as part of this report.

31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant's Report on Form 10-Q for the quarter ended December 31, 2006, Commission File No. 000-28827).

31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant's Report on Form 10-Q for the quarter ended December 31, 2006, Commission File No. 000-28827).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted
        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant's Report on Form 10-Q for the quarter ended December 31, 2006, Commission File
        No. 000-28827).

                             SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.
 (The "Registrant")

Date: February 2, 2007

By: /s/  Menderes Akdag
   ----------------------------
   Menderes Akdag

 Chief Executive Officer and President
    (principal executive officer)

By: /s/  Bruce S. Rosenbloom
   ----------------------------
   Bruce S. Rosenbloom

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

                    DECEMBER 31, 2006



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