Form 10-K
period 2007-03-31
PETMED EXPRESS INC
filed 2007-06-04
CIK 1040130

======================================================================

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended March 31, 2007

                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________ to ___________

                Commission File Number 000-28827
                ________________________________

                         PETMED EXPRESS, INC.
----------------------------------------------------------------------
       (Exact name of Registrant as specified in its charter)

              FLORIDA                        65-0680967
----------------------------------------------------------------------
 (State or other jurisdiction of           (IRS Employer
 incorporation or organization)          Identification No.)


    1441 S.W. 29th Avenue, Pompano Beach, Florida     33069
----------------------------------------------------------------------
      (Address of principal executive offices)      (Zip Code)

 Registrant's telephone number, including area code: (954) 979-5995
                                                    ------------------

      Securities registered under Section 12(b) of the Act:

      Title of each class        Name of each exchange on which registered
      -------------------        -----------------------------------------

COMMON STOCK, $.001 PAR VALUE         The NASDAQ Stock Market LLC
                                     (NASDAQ Global Select Market)

      Securities registered under Section 12(g) of the Act:

                               NONE
        ________________________________________________

Indicate  by  check mark if the registrant is  a  well-known seasoned issuer, as defined in  Rule 405  of  the Securities
Act.         Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate  by  check mark if disclosure of delinquent  filers pursuant  to  Item  405 of Regulation S-K is  not  contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate  by check mark whether the registrant  is  a  large
accelerated  filer,  an  accelerated  filer,   or   a   non-
accelerated filer. See definition of "accelerated filer" or "large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one):
Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes
[  ] No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of September 30, 2006, the last business day of the registrant's most recently completed second fiscal quarter, was $240,377,000 based on the closing sales price for the Registrant's Common Stock on that date, as reported on the NASDAQ Global Select Market.

The number of shares of the Registrant's Common Stock outstanding as of June 1, 2007 was 24,335,781.

               DOCUMENTS INCORPORATED BY REFERENCE

  Information to be set forth in our Proxy Statement relating to our 2007 Annual Meeting of Stockholders to be held on August 3, 2007 is incorporated by reference in Items
10, 11, 12, 13, and 14 of Part III of this report.

                      PETMED EXPRESS, INC.

                 2007 Annual Report on Form 10-K

                        TABLE OF CONTENTS

                                                                        Page
                                                                        ----
PART I....................................................................1
 Item 1.  Business........................................................1
 Item 1A. Risk Factors....................................................5
 Item 1B. Unresolved Staff Comments.......................................9
 Item 2.  Properties......................................................9
 Item 3.  Legal Proceedings..............................................10
 Item 4.  Submission of Matters to a Vote of Security Holders............10
PART II..................................................................11
 Item 5.  Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities............11
 Item 6.  Selected Financial Data........................................13
 Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................14
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....21
 Item 8.  Financial Statements and Supplementary Data....................22
 Item 9.  Changes in and Disagreements With Accountants
            on Accounting and Financial Disclosure.......................41
 Item 9A. Controls and Procedures........................................41
 Item 9B. Other Information..............................................41
PART III.................................................................42
 Item 10. Directors, Executive Officers, and Corporate Governance........42
 Item 11. Executive Compensation.........................................42
 Item 12. Security Ownership of Certain Beneficial Owners
            and Management and Related Stockholder Matters...............42
 Item 13. Certain Relationships and Related Transactions,
            and Director Independence....................................42
 Item 14. Principal Accounting Fees and Services.........................42
PART IV..................................................................43
 Item 15. Exhibits, Financial Statement Schedules........................43
SIGNATURES...............................................................45

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

  The Company markets its products through national television, online, and direct mail/print advertising campaigns, which aim to increase the recognition of the "1-800-PetMeds" brand name, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize
-------------------
repeat purchases. Our fiscal year end is March 31, our executive offices are located at 1441 S.W. 29th Avenue, Pompano Beach, Florida 33069, and our telephone number is
(954) 979-5995. The information contained on the Company's website is not part of our Annual Report.

Our Products

  We offer a broad selection of products for dogs, cats, and horses. These products include a majority of the well-known brands of medication, such as Frontline Plusr, K9 Advantixr, Advantager, Heartgard Plusr, Sentinelr, Interceptorr, Programr, Revolutionr, Deramaxxr, and Rimadylr. Generally, our prices are competitive with the prices for medications charged by veterinarians and retailers.

  We research new products, and regularly select new products or the latest generation of existing products to become part of our product selection. In addition, we also refine our current products to respond to changing consumer-purchasing habits. Our website is designed to give us the flexibility to change featured products or promotions. Our product line provides customers with a wide variety of selections across the most popular health categories for dogs, cats, and horses. Our current products include:

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

Sales

  The   following   table  provides  a  breakdown   of   the
percentage of our total sales by each category during the indicated periods:

                                         Year Ended March 31,
                                        2007    2006     2005
                                       ------  ------   ------
Non-prescription medications             70%     70%      69%
Prescription medications                 29%     29%      30%
Shipping and handling charges and other   1%      1%       1%
                                       ------  ------   ------
Total                                   100%    100%     100%
                                       ======  ======   ======

We  offer  our  products through three main sales  channels:
Internet through our website, telephone contact center through our toll-free number, and direct mail/print through the 1-800-PetMeds catalog and postcards. We have designed both our catalog and website to provide a convenient, cost-effective and informative shopping experience that encourages consumers to purchase products important for a pet's health and quality of life. We believe that these multiple channels allow us to increase the visibility of our brand name and provide customers with increased shopping flexibility and service.

Internet

   We seek to combine our product selection and pet health information with the shopping ease of the Internet to deliver a convenient and personalized shopping experience. Our website offers health and nutritional product selections for dogs, cats, and horses, and relevant editorial and easily obtainable or retrievable resource information. From our home page, customers can search our website for products and access resources on a variety of information on dogs, cats, and horses. Customers can shop at our website by category, product line or individual product. We attracted approximately 14 million visitors to our website during fiscal year 2007, approximately 9% of those visitors placed an order, and our website generated approximately 62% of our total sales for the same time period.

  In February 2006, we began sponsorship of a new website called "PetHealth101" which is located at www.PetHealth101.com. In PetHealth101, pet owners have
--------------------
access to health information covering pets' behavior and illnesses-and to the natural and pharmaceutical remedies specifically for a pet's problems. PetHealth101 is updated with the latest research for pet owners.

Telephone Contact Center

  Our customer care representatives receive and process inbound customer calls, facilitate our outbound campaigns around maximizing customers' reorders, facilitate our live web chat, and process customer e-mails. Our telephone system is equipped with certain features including pop-up screens and call blending capabilities that give us the ability to efficiently utilize our customer care representatives' time, providing excellent customer care, service, and support. Our customer care representatives receive a base salary and are rewarded with commissions for sales, and bonuses and other awards for achieving certain goals.

Direct Mail/Print

  The 1-800-PetMeds catalog is a full-color catalog that features our most popular products. The catalog is produced by a combination of in-house writers, production artists, and independent contractors. We mail catalogs and postcards in response to requests generated from our advertising and as part of direct mail campaigns to our customers.

Our Customers

  Approximately 1,900,000 customers have purchased from us within the last two years. We attracted approximately 681,000 and 624,000 new customers in fiscal 2007 and 2006, respectively. Our customers are located throughout the United States, with approximately 50% of customers residing in California, Florida, Texas, New York, Pennsylvania, New Jersey, and Virginia.

  While our primary focus has been on retail customers, we have also sold various non-prescription medications wholesale to a variety of businesses, including pet stores, groomers and traditional retailers in the United States. For the fiscal year ended March 31, 2007, the majority of our sales were made to retail customers with less than 1% of our sales made to wholesale customers. The average retail purchase was approximately $79 for fiscal 2007 compared to $77 for fiscal 2006.

Marketing

  The goal of our marketing strategy is to build brand recognition, increase customer traffic, add new customers, build strong customer loyalty, maximize reorders, and develop incremental revenue opportunities. We have an integrated marketing campaign that includes television advertising, direct mail/print and e-mail, and online marketing.

Television Advertising

  Our television advertising is designed to build brand equity, create brand awareness, and generate initial purchases of products via the telephone and the Internet. We have used :30 and :15 second television commercials to attract new customer orders. Our television commercials typically focus on our ability to rapidly deliver to customers the same medications offered by veterinarians, but at reduced prices. We generally purchase advertising on national cable channels to target our key demographic groups. We believe that television advertising is particularly effective and instrumental in building brand awareness.

  In January 2007, we began featuring Betty White in our new 2007 advertising campaign, including in new commercials airing nationally. Ms. White speaks to pet owners from her home about the savings and convenience of purchasing the same exact pet medications from 1-800-PetMeds, compared to purchasing the medications from a veterinarian.

Direct Mail/Print and E-mail

  We use direct mail/print and e-mail to acquire new customers and to remind our existing customers to reorder.

Online Marketing

  We supplement our traditional advertising with online advertising and marketing efforts. We make our brand available to internet consumers by purchasing targeted keywords and achieving prominent placement on the top search engines and search engine networks, including Google, Microsoft Network, and Yahoo. We are also members of the
LinkShare Network, which is an affiliate program with merchant clients and affiliate websites. This network is designed to develop and build a long-term, branded affiliate program in order to increase online sales and establish an Internet presence. The LinkShare Network enables us to establish link arrangements with other websites, as well as with portals and search engines.

Operations

Purchasing

  We purchase our products from a variety of sources, including certain manufacturers, domestic distributors, and wholesalers. We have multiple suppliers for each of our products to obtain the lowest cost. We purchase the majority of our health and nutritional supplements directly from manufacturers. We believe having strong relationships with product manufacturers will ensure the availability of an adequate volume of products ordered by our customers, and will enable us to provide more and better product information. Historically, substantially all the major manufacturers of prescription and non-prescription medications have declined to sell these products to direct marketing companies. (See Risk Factors.) Part of our growth strategy includes developing direct relationships with the leading pharmaceutical manufacturers of the more popular prescription and non-prescription medications.

Order Processing

  We provide our customers with toll-free telephone access to our customer care representatives. Our call center generally operates from 8:00 AM to 11:00 PM Monday through Thursday, 8:00 AM to 9:00 PM on Friday, 9:00 AM to 6:00 PM on Saturday, and 10:00 AM to 5:00 PM on Sunday, Eastern Standard Time. The process of customers purchasing products from 1-800-PetMeds consists of a few simple steps. A customer first places a call to our toll-free telephone number or visits our website. The following information is needed to process prescription orders: general pet information, prescription information, and the veterinarian's name and phone number. This information is entered into our computer system. Then our pharmacists and pharmacy technicians verify all prescriptions. The order process system checks for the verification for prescription medication orders and a valid payment method for all orders. An invoice is generated and printed in our fulfillment center, where items are picked for shipping. The product(s) in the customer's order are then selected from the Company's inventory and shipped via United States Priority Mail, United Parcel Service, or Federal Express. Our customers enjoy the convenience of rapid home delivery, with approximately 72% of all orders being shipped within 24 hours of ordering. Our website allows customers to easily browse and purchase substantially all of our products online. Our website is designed to be fast, secure, and easy to use with order and shipping confirmations, and with online order tracking-capabilities.

Warehousing and Shipping

  We  inventory  our products and fill all  customer  orders from our 50,000 square foot facility in Pompano Beach, Florida. We have an in-house fulfillment and distribution operation, which is used to manage the entire supply chain, beginning with the placement of the order, continuing through order processing, and then fulfilling and shipping of the product to the customer. We offer a variety of shipping options, including next day delivery. We ship to anywhere in the United States served by the United States Postal Service, United Parcel Service, or Federal Express. Priority orders are expedited in our fulfillment process. Our goal is to ship the products the same day that the order is received. For prescription medications, our goal is to ship the product immediately after the prescription has been authorized by the customer's veterinarian.

Customer Service and Support

  We believe that a high level of customer service and support is critical in retaining and expanding our customer base. Customer care representatives participate in ongoing training programs under the supervision of our training managers. These training sessions include a variety of topics such as product knowledge, computer usage, customer service tips, and the relationship between our Company and veterinarians. Our customer care representatives respond to customers' e-mails and calls that are related to order status, prices, and shipping. Our customer care representatives also respond to customers through our live web chat. If our customer care representatives are unable to respond to a customer's inquiry at the time of a call, we strive to provide an answer within 24 hours. We believe our customer care representatives are a valuable source of feedback regarding customer satisfaction. Our customer returns and credits average approximately 1.7 % of total sales.

Technology

  We utilize integrated technologies in call center, e-commerce, order entry, and inventory control/fulfillment operations. Our systems are custom configured by the Company to optimize our computer telephone integration and mail-order processing. The systems are designed to maintain a large database of specialized information and process a large volume of orders efficiently and effectively. Our systems provide our agents with real time product availability information and updated customer information to enhance our customer service. We also have an integrated direct connection for processing credit cards to ensure that a valid credit card number and authorization have been received at the same time our customer care representatives are on the phone with the customer or when a customer submits an order on our website. Our information systems provide our customer care representatives with records of all prior contact with a customer, including the customer's address, phone number, e-mail address, fax number, prescription information, order history, payment history, and notes.

Competition

  The pet medications market is competitive and highly fragmented. Our competitors consist of veterinarians, traditional retailers, and other mail-order and online retailers of pet medications and other health products. We believe that the following are the principal competitive factors in our market:

     * Product selection and availability, including the availability of prescription and non-prescription medications;
     *  Brand recognition;
     *  Reliability and speed of delivery;
     *  Personalized service and convenience;
     *  Price; and
     *  Quality of website content.

  We compete with veterinarians in the sale of prescription and non-prescription pet medications and other health products. Many pet owners may prefer the convenience of purchasing their pet medications or other health products at the time of a veterinarian visit, or may be hesitant to offend their veterinarian by not purchasing these products from the veterinarian. In order to effectively compete with veterinarians, we must continue to educate pet owners about the service, convenience, and savings offered by our Company.

  According to the American Pet Products Manufacturers Association, pet spending in the United States increased 5.8% to $38.4 billion in 2006. Pet supplies and medications represented $9.3 billion, or 24% of the total spending on pets in the United States. The pet medication market size is estimated to be approximately $3.2 billion, with veterinarians having the majority of the market share. The dog and cat population is approximately 163 million, with approximately 63% of all households owning a pet.

  We  believe  that  the following are the main  competitive
strengths   that   differentiate  1-800-PetMeds   from   the
competition:

     *  "1-800-PetMeds" brand name;
     *  Exceptional customer service and support;
     *  Consumer benefit structure of savings and convenience;
     *  Licensed pharmacy to conduct business in 50 states; and
     *  Multiple sources of supply of pet medications.

Intellectual Property

  We conduct our business under the trade name "1-800-PetMeds." We believe this name, which is also our toll-free telephone number, has added significant value and is an important factor in the marketing of our products. We have
also   obtained   the   right  to  the  Internet   addresses
www.1800petmeds.com, www.1888petmeds.com, www.petmedexpress.com,
-------------------  -------------------  ---------------------
and www.petmeds.com.   As with  phone numbers,  we  do  not  have
    ---------------
and cannot acquire any property rights in an Internet address. We do not expect to lose the ability to use the Internet addresses; however, there can be no assurance in this regard and the loss of these addresses may have a material adverse effect on our financial position and results of operations. We are the exclusive owners of United States Trademark Registrations for "PetMed Express[R]," "1888PetMeds[R]," "1-800-PetMeds[R]," and "PetMeds[R]."

Government Regulation

  Dispensing prescription medications is governed at the state level by the Board of Pharmacy, or similar regulatory agencies, of each state where prescription medications are dispensed. We are subject to regulation by the State of Florida and are licensed by the Florida Board of Pharmacy. Our current license is valid until February 28, 2009. We are also licensed and/or regulated by 49 other state pharmacy boards and other regulatory authorities including, but not necessarily limited to, the United States Food and Drug Administration ("FDA") and the United States Environmental Protection Agency . As a licensed pharmacy in the State of Florida, we are subject to the Florida Pharmacy Act and regulations promulgated thereunder. To the extent that we are unable to maintain our license as a community pharmacy with the Florida Board of Pharmacy, or if we do not maintain the licenses granted by other state pharmacy boards, or if we become subject to actions by the FDA, or other enforcement regulators, our distribution of prescription medications to pet owners could cease, which could have a material adverse effect on our operations.

Employees

  We currently have 216 full time employees, including: 115 in customer care and marketing; 30 in fulfillment and purchasing; 59 in our pharmacy; 3 in information technology; 4 in administrative positions; and 5 in management. None of our employees are represented by a labor union, or governed by any collective bargaining agreements. We consider relations with our employees to be satisfactory.

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

  We reported net income of $14,444,000, $12,064,000, and $8,010,000 for the fiscal years ended March 31, 2007, 2006, and 2005, respectively. Our profitability during fiscal 2007 was due to increases in our reorder and new order revenue. There are no assurances we will continue to generate revenues at this increased level, or that we will remain profitable during fiscal 2008 and beyond. If our operations were to cease being profitable, our liquidity in future periods would be adversely affected.

We may fail to comply with various state regulations covering the dispensing of prescription pet medications. We could be subject to reprimands, sanctions, probations, fines, suspensions, or the loss of one or more of our pharmacy licenses.

  The sale and delivery of prescription pet medications is generally governed by state laws and state regulations. Since our pharmacy is located in the State of Florida, the Company is governed by the laws and regulations of the State of Florida. Each prescription pet medication sale we make is likely also to be covered by the laws of the state where the customer is located. The laws and regulations relating to the sale and delivery of prescription pet medications vary from state to state, but generally require that prescription pet medications be dispensed with the authorization from a prescribing veterinarian. To the extent that we are unable to maintain our license as a community pharmacy with the Florida Board of Pharmacy, or if we do not maintain the licenses granted by other state boards, or if we become subject to actions by the FDA, or other enforcement regulators, our distribution of prescription medications to pet owners could cease, which could have a material adverse effect on our operations.

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

  For the fiscal years ended March 31, 2007 and 2006, the majority of our sales were attributable to sales of prescription and non-prescription medications. Historically, substantially all the major pharmaceutical manufacturers have declined to sell prescription and non-prescription pet medications directly to us. In order to assure a supply of these products, we purchase medications from various secondary sources, including a variety of domestic distributors. Our business strategy includes seeking to establish direct purchasing arrangements with major pet pharmaceutical manufacturing companies. If we are not successful in achieving this goal, we will continue to rely upon secondary sources.

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

Resistance from veterinarians to authorize prescriptions, or attempts/efforts on their part to discourage pet owners to purchase from internet pharmacies could cause our sales to decrease and could materially adversely affect our financial condition and results of operations.

  Since we began our operations some veterinarians have resisted providing our customers with a copy of their pet's prescription or authorizing the prescription to our pharmacy staff, thereby effectively preventing us from filling such prescriptions under state law. Some veterinarians have also tried to discourage pet owners from purchasing from internet pharmacies. Sales of prescription medications represented approximately 29% of our sales for the fiscal year. Although veterinarians in some states are required by law to provide the pet owner with this prescription information, if the number of veterinarians who refuse to authorize prescriptions should increase, or if veterinarians are successful in discouraging pet owners from purchasing from internet pharmacies, our sales could decrease and our financial condition and results of operations may be materially adversely affected.

Significant portions of our sales are made to residents of seven states. If we should lose our pharmacy license in one or more of these states, our financial condition and results of operations would be materially adversely affected.

  While we ship pet medications to customers in all 50 states, approximately 50% of our sales for the fiscal year ended March 31, 2007 were made to customers located in the states of California, Florida, Texas, New York, Pennsylvania, New Jersey, and Virginia. If for any reason our license to operate a pharmacy in one or more of those states should be suspended or revoked, or if it is not renewed, our financial condition and results of operations may be materially adversely affected.

We face significant competition from veterinarians and traditional and online retailers and may not be able to compete profitably with them.

  We compete directly and indirectly with veterinarians for the sale of pet medications and other health products. Veterinarians hold a competitive advantage over us because many pet owners may find it more convenient or preferable to purchase these products directly from their veterinarians at the time of an office visit. We also compete directly and indirectly with both online and traditional retailers of pet medications and health and nutritional supplements. Both online and traditional retailers may hold a competitive advantage over us because of longer operating histories, established brand names, greater resources, and/or an established customer base. Online retailers may have a competitive advantage over us because of established affiliate relationships to drive traffic to their website. Traditional retailers may hold a competitive advantage over us because pet owners may prefer to purchase these products from a store instead of online or through catalog or telephone methods. In order to effectively compete in the future, we may be required to offer promotions and other incentives, which may result in lower operating margins or adversely affect the results of operations.

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

  Because we post product information and other content on our website, we face potential liability for negligence, copyright infringement, patent infringement, trademark infringement, defamation, and/or other claims based on the nature and content of the materials we post. Various claims have been brought, and sometimes successfully prosecuted, against Internet content distributors. We could be exposed to liability with respect to the unauthorized duplication of content or unauthorized use of other parties' proprietary technology. Although we maintain general liability insurance, our insurance may not cover potential claims of this type, or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance, or is in excess of insurance coverage, could materially adversely affect our financial condition and results of operations.

We may not be able to protect our intellectual property rights, and we may be found to infringe on the proprietary rights of others.

  We rely on a combination of trademarks, trade secrets, copyright laws, and contractual restrictions to protect our intellectual property rights. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our non-prescription private label generic equivalents, when and if developed, as well as aspects of our sales formats, or to obtain and use information that we regard as proprietary, including the technology used to operate our website and our content, and our trademarks.

  Litigation or proceedings before the United States Patent and Trademark Office or other bodies may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain names, and to determine the validity and scope of the proprietary rights of others. Any litigation or adverse priority proceeding could result in substantial costs and diversion of resources, and could seriously harm our business and operating results.

    Third parties may also claim infringement by us with respect to past, current, or future technologies. We expect that participants in our markets will be increasingly involved in infringement claims as the number of services and competitors in our industry segment grows. Any claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays, or require us to enter into royalty or licensing agreements. These royalty or licensing agreements might not be available on terms acceptable to us or at all. See Item 3. Legal Proceedings.


If we are unable to protect our Internet addresses or to prevent others from using Internet addresses that are confusingly similar, our business may be adversely impacted.

  Our Internet addresses, www.1800petmeds.com, www.1888petmeds.com,
                          -------------------  -------------------
www.petmedexpress.com, and www.petmeds.com  are  critical  to  our
---------------------      ---------------
brand  recognition  and our  overall  success.  If we  are  unable
to    protect  these  Internet  addresses, our  competitors  could capitalize on our brand recognition. We are aware of substantially similar Internet addresses, including www.petmed.com, used by
                                          --------------
competitors. Governmental agencies and their designees generally regulate the acquisition and maintenance of Internet addresses. The regulation of Internet addresses in the United States and in foreign countries has changed, and may undergo further change in the near future. Furthermore, the relationship between regulations governing Internet addresses and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may not be able to protect our own Internet addresses, or prevent third
parties from acquiring Internet  addresses  that   are confusingly
similar to, infringe upon, or otherwise decrease the value of our Internet addresses.

Since all of our operations are housed in a single location, we are more susceptible to business interruption in the event of damage to or disruptions in our facility.

  Our headquarters and distribution center are located in the same building in South Florida, and all of our shipments of products to our customers are made from this sole distribution center. We have no present plans to establish any additional distribution centers or offices. Because we consolidate our operations in one location, we are more susceptible to power and equipment failures, and business interruptions in the event of fires, floods, and other natural disasters than if we had additional locations. Furthermore, because we are located in South Florida, which is a hurricane-sensitive area, we are particularly susceptible to the risk of damage to, or total destruction of, our headquarters and distribution center and surrounding transportation infrastructure caused by a hurricane. We cannot assure you that we are adequately insured to cover the amount of any losses relating to any of these potential events, business interruptions resulting from damage to or destruction of our headquarters and distribution center, or power and equipment failures relating to our call center or websites, or interruptions or disruptions to major transportation infrastructure, or other events that do not occur on our premises.

A portion of our sales are seasonal and our operating results are difficult to predict and may fluctuate.

  Because our operating results are difficult to predict, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm and flea and tick medications. Seasonality trends are divided into percentage of sales by quarter. For the quarters ended June 30, 2006, September 30, 2006, December 31, 2006, and March 31, 2007, Company sales were 31%, 27%, 19%, and 23%, respectively.

  In addition to the seasonality of our sales, our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are out of our control. Factors that may cause our operating results to fluctuate include:

  * Our ability to obtain new customers at a reasonable cost, retain existing customers, or encourage reorders;
  * Our ability to increase the number of visitors to our website, or our ability to convert visitors to our website into customers;
  *  The mix of medications and other pet products sold by us;
  * Our ability to manage inventory levels or obtain an adequate supply of products;
  * Our ability to adequately maintain, upgrade and develop our website, the systems that we use to process customers' orders and payments, or our computer network;
  *  Increased competition within our market niche;
  *  Price competition;
  *  Increases in the cost of advertising;
  * The amount and timing of operating costs and capital expenditures relating to expansion of our product line or operations; and
  * Disruption of our toll-free telephone service, technical difficulties, systems and Internet outages, or slowdowns.

Any change in one or more of these factors could materially adversely affect our financial condition and results of operations in future periods.

Our stock price fluctuates from time to time and may fall below expectations of securities analysts and investors, and could subject us to litigation, which may result in you suffering a loss on your investment.

  The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include: quarterly variations in operating results; changes in accounting treatments or principles; announcements by us or our competitors of new products and services offerings, significant contracts, acquisitions or strategic relationships; additions or departures of key personnel; any future sales of our common stock or other securities; stock market price and volume fluctuations of publicly-traded companies; and general political, economic, and market conditions.

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

  Our charter permits our Board of Directors to issue up to 5,000,000 shares of preferred stock without stockholder approval. Currently there are 2,500 shares of our Convertible Preferred Stock issued and outstanding. This leaves 4,997,500 shares of preferred stock available for issuance at the discretion of our Board of Directors. These shares, if issued, could contain dividend, liquidation, conversion, voting, or other rights which could adversely affect the rights of our common stockholders and which could also be utilized, under some circumstances, as a method of discouraging, delaying or preventing a change in control. Provisions of our articles of incorporation, bylaws and Florida law could make it more difficult for a third party to acquire us, even if many of our stockholders believe it is in their best interest.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

  None

ITEM 2.  PROPERTIES

  Our facilities, including our principal executive offices, are located at 1441 S.W. 29th Avenue, Pompano Beach, Florida 33069. The Company leases its 50,000 square foot executive offices and warehouse facility under a non-cancelable operating lease, through May 31, 2009. The Company is responsible for certain maintenance costs, taxes, and insurance under this lease. The future minimum annual lease payments are as follows: $500,000 for fiscal 2008, $520,000 for fiscal 2009, and $87,000 for fiscal 2010.

ITEM 3.  LEGAL PROCEEDINGS

  On January 19, 2006, PetMed Express, Inc. was added as a defendant in the matter of Yali Golan v. Marc Puleo (former President and Chairman of the Board of Directors of the Company), filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. On March 6, 2006, the Company filed a motion to dismiss all counts of the complaint against the Company and on March 30, 2007, the United States District Court for the Southern District of Florida granted the Company's motion to dismiss in its entirety.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended March 31, 2007.

                             PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

       The Company's common shares are traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol "PETS." The prices set forth below reflect the range of high and low closing sale prices per share in each of the quarters of fiscal 2007 and 2006 as reported by the NASDAQ. These prices represent quotations among dealers without adjustments for retail mark-ups, markdowns or commissions, and may not represent actual transactions.

   Fiscal 2007:            High      Low
   First Quarter          $17.72    $10.97
   Second Quarter         $13.08    $9.44
   Third Quarter          $14.19    $10.13
   Fourth Quarter         $14.17    $11.74

   Fiscal 2006:            High      Low

   First Quarter          $8.21     $6.50
   Second Quarter         $11.64    $7.63
   Third Quarter          $15.52    $9.83
   Fourth Quarter         $19.99    $14.34


There  were 86 holders of record of our common stock at  May
31,  2007,  and we estimate there were approximately  10,900 beneficial stockholders on that date.

Dividend Policy

  The Company has never paid cash dividends on our common stock. We presently intend to retain future earnings to finance the expansion of our business. Our future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition, and other relevant factors.

Securities Authorized for Issuance under Equity Compensation
Plans

   The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 1998 Stock Option Plan, 2006 Employee Equity Compensation Restricted Stock Plan, and 2006 Outside Director Equity Compensation Restricted Stock Plan as of March 31, 2007:

                      EQUITY COMPENSATION PLAN INFORMATION

                                   Number of securities
                                    to be issued upon       Weighted average
                                  exercise of outstanding  exercise price of     Number of securities
                                   options, warrants      outstanding options,   remaining available
Plan category                           and rights        warrants and rights    for future issuance
-----------------------------------------------------------------------------------------------------
                                           (a)                    (b)                    (c)
1998 Stock Option Plan                   665,768                 $8.65                 810,068

2006 Employee Restricted Stock Plan      136,625                    -                  863,375

2006 Director Restricted Stock Plan       20,000                    -                  180,000
                                       ---------                                     ---------

 Total                                   822,393                                     1,853,443
                                       =========                                     =========

Share Repurchase Plan

   On November 8, 2006, the Company's Board of Directors approved a share repurchase plan of up to $20 million. This plan is intended to be implemented through purchases made from time to time in either the open market or through private transactions at the Company's discretion, subject to market conditions and other factors, in accordance with Securities and Exchange Commission requirements. There can be no assurances as to the precise number of shares that will be repurchased under the share repurchase plan, and the Company may discontinue the share repurchase plan at any time subject to compliance with applicable regulatory requirements. Shares purchased pursuant to the share repurchase plan will either be cancelled or held in the Company's treasury. Any share repurchase would reduce our available cash. As of the date of this report no shares have been repurchased under this share repurchase plan.

Performance Graph

   Set forth below is a graph comparing the cumulative performance of our Common Stock with the Standard & Poor's Composite-500 Stock Index (the "S&P 500") and the Nasdaq Composite, from March 31, 2002 to March 31, 2007. The graph assumes that $100 was invested on March 31, 2002 in each of our Common Stock, the S&P 500 and the Nasdaq Composite and that all dividends were reinvested.


                   [GRAPHIC OF GRAPH]


  Performance graph data:

                                   Fiscal Year Ended March 31,
                         ----------------------------------------------
                          2002   2003     2004    2005   2006    2007
                         ----------------------------------------------
Nasdaq Composite         100.00  72.68   108.07  108.34  126.79  131.23
S&P 500                  100.00  73.92    98.15  102.89  112.85  123.83
PetMed Express, Inc.     100.00 295.00  1375.00  926.25 2221.25 1481.25

ITEM 6.  SELECTED FINANCIAL DATA

   The following selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and notes thereto, and other financial information included elsewhere in this Annual Report on Form 10-K. The consolidated statements of income data set forth below for the fiscal years ended March 31, 2007, 2006, and 2005 and the consolidated balance sheet data as of March 31, 2007 and 2006 have been derived from our audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K. The consolidated statements of income data set forth below for the fiscal years ended March 31, 2004 and 2003 and the consolidated balance sheet data as of March 31, 2005, 2004 and 2003 have been derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K.


                     STATEMENTS OF INCOME

                                                       Fiscal Year Ended March 31,
                             ------------------------------------------------------------------------------
                                   2007            2006            2005            2004            2003
                             ------------------------------------------------------------------------------
Sales                        $  162,246,407  $  137,583,155  $  108,357,747  $   93,994,233  $   54,974,916
Cost of sales                    97,680,238      83,244,366      64,700,002      55,824,406      31,517,639
Gross profit                     64,566,169      54,338,789      43,657,745      38,169,827      23,457,277
Operating expenses               43,066,144      36,193,545      31,156,119      28,958,433      19,974,270
Net income                       14,443,502      12,063,514       8,010,370       5,813,604       3,257,565
Net income per common share:
       Basic                           0.60            0.51            0.35            0.30            0.19
       Diluted                         0.60            0.50            0.34            0.25            0.16
Weighted average number of
  common shares outstanding:
       Basic                     24,109,035      23,658,722      22,862,417      19,471,681      17,300,130
       Diluted                   24,270,879      24,211,955      23,833,189      23,689,866      20,749,515

                       BALANCE SHEET DATA

                                                                 March 31,
                             ------------------------------------------------------------------------------
                                   2007            2006            2005            2004            2003
                             ------------------------------------------------------------------------------
Working capital              $   50,613,455  $   34,968,771  $   21,968,784  $   11,338,004  $    3,017,641
Total assets                     61,218,487      42,624,159      28,119,483      18,480,808       9,025,796
Total liabilities                 7,354,914       4,984,630       3,902,419       4,486,299       3,433,108
Shareholders' equity             53,863,573      37,639,529      24,217,064      13,994,509       5,592,688

                    NON FINANCIAL DATA (UNAUDITED)

                                                                 March 31,
                             ------------------------------------------------------------------------------
                                   2007            2006            2005            2004            2003
                             ------------------------------------------------------------------------------
New customers acquired              681,000         624,000         510,000         572,000         414,000
Total accumulated customers (1)   3,136,000       2,455,000       1,831,000       1,321,000         749,000

(1) includes both active and inactive customers

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Executive Summary

  PetMed Express was incorporated in the state of Florida in January 1996. The Company's common stock is traded on the NASDAQ Global Select Market under the symbol "PETS."
The Company began selling pet medications and other pet health products in September 1996, and issued its first catalog in the fall of 1997. This catalog displayed approximately 1,200 items, including prescription and non-prescription pet medications, other pet health products, and pet accessories. In fiscal 2001, the Company focused its product line on approximately 600 of the most popular pet medications and other health products for dogs and cats. Presently, the Company's product line includes approximately 750 of the most popular pet medications and other health products for dogs, cats, and horses.

  The Company markets its products through national television, online, and direct mail/print advertising campaigns which direct consumers to order by phone or on the Internet, and aim to increase the recognition of the "1-800-PetMeds" brand name. Currently, approximately 62% of all sales are generated via the Internet compared to 57% last year.

   The  Company's sales consist of products sold  mainly  to
retail consumers and minimally to wholesale customers. Typically, the Company's customers pay by credit card or check at the time the order is shipped. The Company usually receives cash settlement in two to three banking days for sales paid by credit cards, which minimizes the accounts receivable balances relative to the Company's sales. The Company's sales returns average was approximately 1.7 % and
1.5 % of sales for the fiscal years ended March 31, 2007 and 2006, respectively. The twelve-month average purchase was approximately $79 and $77 per order for the fiscal years ended March 31, 2007 and 2006, respectively.

Critical Accounting Policies

  Our  discussion  and  analysis of our financial  condition and the results of our operations are based upon our consolidated financial statements and the data used to prepare them. The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. On an ongoing basis we re-evaluate our judgments and estimates including those related to product returns, bad debts, inventories, long-lived assets, income taxes, litigation and contingencies. We base our estimates and judgments on our historical experience, knowledge of current conditions, and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. Our estimates are guided by observing the following critical accounting policies.

Revenue recognition

   The Company generates revenue by selling pet medication products primarily to retail consumers and minimally to wholesale customers. The Company's policy is to recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the customer. Outbound shipping and handling fees are included in sales and are billed upon shipment. Shipping expenses are included in cost of sales.

   The majority of the Company's sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize accounts receivable balances relative to sales. The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from the customers' inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends. At March 31, 2007 and 2006 the allowance for doubtful accounts was approximately $28,000 and $23,000, respectively.

Valuation of inventory

   Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. The inventory reserve was approximately $122,000 and $306,000 for the fiscal years ended March 31, 2007 and 2006, respectively.

Property and equipment

   Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. The furniture, fixtures, equipment, and computer software are depreciated over periods ranging from three to seven years. Leasehold improvements and assets under capital lease agreements are amortized over the shorter of the underlying lease agreement or the useful life of the asset.

Long-lived assets

   Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of the asset to net future cash flows expected to be generated from the asset.

Advertising

  The Company's advertising expense consists primarily of television advertising, internet marketing, and direct mail/print advertising. Television costs are expensed as the advertisements are televised. Internet costs are expensed in the month incurred and direct mail/print advertising costs are expensed when the related catalog and postcards are produced, distributed, or superseded.

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

Results of Operations

   The following should be read in conjunction with the Company's Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in the Company's Consolidated Statements of Income:

                                            Fiscal Year Ended March 31,

                                              2007      2006      2005
                                            -------   -------   -------
 Sales                                       100.0 %   100.0 %   100.0 %
 Cost of sales                                60.2      60.5      59.7
                                            -------   -------   -------
 Gross profit                                 39.8      39.5      40.3
                                            -------   -------   -------
 Operating expenses:
   General and administrative                 10.6      10.2      10.6
   Advertising                                15.6      15.7      17.7
   Depreciation and amortization               0.3       0.4       0.5
                                            -------   -------   -------
 Total operating expenses                     26.5      26.3      28.8
                                            -------   -------   -------
 Income from operations                       13.3      13.2      11.5
                                            -------   -------   -------
 Total other income (expense)                  1.0       0.7       0.1
                                            -------   -------   -------
 Income before provision for income taxes     14.3      13.9      11.6

 Provision for income taxes                    5.4       5.1       4.2
                                            -------   -------   -------
 Net income                                    8.9 %     8.8 %     7.4 %
                                            =======   =======   =======

Fiscal 2007 Compared to Fiscal 2006

Sales
-----

  Sales increased $24,663,000, or 17.9%, to $162,246,000 for the year ended March 31, 2007, from $137,583,000 for the fiscal year ended March 31, 2006. The increase in sales can be primarily attributed to increased retail reorders and new orders, offset by decreased wholesale sales, during the fiscal year.

   The Company has committed certain amounts specifically designated towards television, direct mail/print and online advertising to stimulate sales, create brand awareness, and acquire new customers. Retail reorder sales have increased by approximately $22,173,000, or 25.1%, to approximately $110,540,000 for the fiscal year ended March 31, 2007, from approximately $88,367,000 for the fiscal year ended March 31, 2006. Retail new order sales have increased by approximately $5,608,000, or 12.3%, to approximately $51,096,000 for the fiscal year ended March 31, 2007, from approximately $45,488,000 for the fiscal year ended March 31, 2006. Wholesale sales have decreased by approximately $3,118,000, or 83.6%, to approximately $610,000 for the fiscal year ended March 31, 2007, from approximately $3,728,000 for the fiscal year ended March 31, 2006. We limited our wholesale sales in fiscal 2007 and we may limit future wholesale sales to continue to focus our business on retail sales. The Company acquired approximately 681,000 new customers for the fiscal year ended March 31, 2007, compared to 624,000 new customers for the same period in the prior year. There can be no assurances that this growth trend will continue due to increased price competition from veterinarians and traditional and online retailers.

   The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm and flea and tick medications. For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2007, the Company's sales were approximately 31%, 27%, 19%, and 23%, respectively.

Cost of sales
-------------

   Cost of sales increased by $14,436,000, or 17.3%, to $97,680,000 for the fiscal year ended March 31, 2007, from $83,244,000 for the fiscal year ended March 31, 2006. The increase in cost of sales is directly related to the increase in retail sales in fiscal 2007 as compared to fiscal 2006. As a percent of sales, the cost of sales was 60.2% in fiscal 2007, as compared to 60.5% in fiscal 2006. The percentage decrease can be mainly attributed to a decrease in our wholesale sales, which had a higher cost of sales percentage, and due to a shift in our product mix to higher gross profit margin items, offset by additional price discounts given to customers.

Gross profit
------------

   Gross profit increased by $10,227,000, or 18.8%, to $64,566,000 for the fiscal year ended March 31, 2007, from $54,339,000 for the fiscal year ended March 31, 2006. Gross profit as a percentage of sales for fiscal 2007 and 2006 was 39.8% and 39.5%, respectively. The gross profit percentage increase can be mainly attributed to a decrease in our wholesale sales, which had a lower gross profit percentage, and due to a shift in our product mix to higher gross profit margin items, offset by additional price discounts given to customers.

General and administrative expenses
-----------------------------------

    General and administrative expenses increased by $3,215,000, or 22.8%, to $17,293,000 for the fiscal year ended March 31, 2007 from $14,078,000 for the fiscal year ended March 31, 2006. General and administrative expenses as a percentage of sales was 10.6% compared to 10.2% for the fiscal years ended March 31, 2007 and 2006, respectively. The increase in general and administrative expenses for the fiscal year ended March 31, 2007 was primarily due to the following: a $2,194,000 increase to payroll expenses, with $893,000 of the increase due to the recognition of stock option compensation expense during the period relating to the implementation of SFAS 123R, " Share Based Payment," and the remaining increase attributed to the addition of new employees in the customer care and pharmacy departments enabling the Company to sustain its growth; a $530,000 increase to credit card and bank service fees which is directly attributable to increased sales in the fiscal year; a $260,000 increase to licenses and fees, the majority of the increase relating to the first time compliance with a California mill assessment fee on certain products sold in that state; a $169,000 increase to property expenses relating to additional rent due to our warehouse expansion; a $125,000 increase to office expenses which can be directly attributed to increased sales; a $105,000 increase to telephone expenses resulting from receiving one-time usage credits during the prior fiscal year; a $87,000 increase to insurance expenses, relating to an increase in premiums paid; and a $36,000 increase to other expenses which
includes  bad  debt  and  travel expenses.   Offsetting  the
increase was a $162,000 one-time charge, relating to state/county sales tax, which was not collected on behalf of customers, which was booked in the first quarter of fiscal 2006; and a $129,000 decrease in professional fees, primarily relating to the reduction of legal fees and Sarbanes-Oxley compliance fees.

Advertising expenses
--------------------

     Advertising   expenses   increased   by   approximately
$3,672,000, or approximately 17.0%, to approximately $25,243,000 for the fiscal year ended March 31, 2007 from approximately $21,571,000 for the fiscal year ended March 31, 2006. The increase in advertising expenses for the fiscal year ended March 31, 2007 was due to the Company's plan to commit certain amounts specifically designated towards television, direct mail/print, and online advertising to stimulate sales, create brand awareness, and acquire new customers.

   The advertising cost of acquiring a new customer, defined as total advertising cost divided by new customers acquired, for the fiscal year ended March 31, 2007 was $37, compared to $35 for the same period the prior year. Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, increased advertising spending, and price competition from veterinarians and other retailers of pet medications. Historically, the advertising environment fluctuates due to supply and demand. A less favorable advertising environment may negatively impact future new order sales. As a percentage of sales, advertising expense was 15.6% in fiscal 2007, as compared to 15.7% in fiscal 2006. The Company currently anticipates advertising as a percentage of sales to range from approximately 14.0% to 16.0% in fiscal 2008. However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability. For the fiscal year ended March 31, 2007, quarterly advertising expenses as a percentage of sales ranged between 12% and 18%.

Depreciation and amortization
-----------------------------

   Depreciation and amortization decreased by approximately $15,000, or 2.6%, to approximately $530,000 for the fiscal year ended March 31, 2007 from approximately $545,000 for the fiscal year ended March 31, 2006. This decrease to depreciation and amortization expense for fiscal 2007 can be attributed to the fact that existing property and equipment items have been fully depreciated.

Other income
------------

   Other income increased by approximately $811,000, or 91.1%, to approximately $1,701,000 for the fiscal year ended March 31, 2007, from approximately $890,000 for the fiscal year ended March 31, 2006. The increase to other income can be primarily attributed to increased interest income due to increases in the Company's cash balance, which is swept into an interest bearing overnight account, and a tax-free short term investment account. The increase can also be attributed to additional advertising revenue generated from our website. Interest income may decrease in future years if the Company utilizes its cash balances on its $20,000,000 share repurchase plan or on its operating activities.

Provision for income taxes
--------------------------

   For the fiscal years ended March 31, 2007 and 2006, the Company recorded an income tax provision for approximately $8,757,000 and $6,972,000, respectively, which resulted in an effective tax rate of 37.7% and 36.6%, respectively.

Net income
----------

   Net income increased by approximately $2,380,000, or 19.7%, to approximately $14,444,000 for the fiscal year ended March 31, 2007 from approximately $12,064,000 for the fiscal year ended March 31, 2006. The increase was mainly attributable to the Company's sales growth and profitable operations.

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

Liquidity and Capital Resources

       The Company's working capital at March 31, 2007 and 2006 was $50,613,000 and $34,969,000, respectively. The
$15,644,000 increase in working capital was primarily attributable to cash flow generated from operations and the exercise of stock options. Net cash provided by operating activities was $16,564,000 and $10,277,000 for the fiscal years ended March 31, 2007 and 2006, respectively. Net cash used in investing activities was $17,300,000 and $11,808,000 for the fiscal years ended March 31, 2007 and 2006, respectively. This $5,492,000 increase can be attributed to increased temporary investments and increased property and equipment additions to support the Company's growth, the addition of back-up infrastructure, the upgrade to its e-commerce platform, and the maintenance of existing assets in fiscal 2007. Net cash provided by financing activities was $685,000 and $1,016,000 for the fiscal years ended March 31, 2007 and 2006, respectively. This $331,000 decrease can be attributed to a decrease in the number of stock options exercised in fiscal 2007 compared to fiscal 2006.

   As of March 31, 2007 and 2006 the Company had no outstanding lease commitments except for the lease for its executive offices and warehouse. On May 18, 2005 the Company signed an amendment to extend the current lease agreement through May 31, 2009. The amendment terms are similar to the existing lease agreement, and the Company exercised its option to lease an additional 3,600 square feet. On November 28, 2005 the Company signed an amendment to its current lease agreement, to lease an additional 7,000 square feet to expand its warehouse and pharmacy. This addition to the warehouse and pharmacy was necessary to increase the Company's capacity to store additional inventory and expand its fulfillment operations. The Company had financed certain equipment acquisitions with capital leases.

  Presently, the Company has approximately $500,000 planned for capital expenditure commitments to further the Company's growth during fiscal 2008, which will be funded through cash from operations. The Company's source of working capital includes cash from operations and the exercise of stock options. The Company presently has no need for other alternative sources of working capital and at this time, has no commitments or plans to obtain additional capital. If in the future the Company seeks to raise additional capital through the sale of equity securities, no assurances can be given that the Company will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to the Company. Further, there can be no assurances that even if such additional capital is obtained the Company will sustain profitability or positive cash flow.

Recent Accounting Pronouncements

  In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which provides criteria for the recognition, measurement, presentation, and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. The provisions of FIN 48 were effective for the Company's fiscal year beginning April 1, 2007. We do not expect FIN 48 will have a material effect on our consolidated financial position, results of operations, or cash flows.

  In June 2006, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation)." The scope of EITF 06-3 includes sales, use, value added, and some excise taxes that are assessed by a governmental authority on specific revenue-producing transactions between a seller and customer. EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method. EITF 06-3 is effective for the Company's fiscal year beginning April 1, 2007. EITF 06-3 will not impact the method for recording these taxes in the Company's consolidated financial statements as the Company historically has presented sales excluding these taxes.

  In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company adopted SAB 108 in fiscal 2007.

  The Company does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, temporary investments, accounts receivable, accounts payable, line of credit, and debt obligations. The book values of cash equivalents, temporary investments, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. At March 31, 2007, we had no debt obligations.

  We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risk. The Company has no material exposure to market risk for changes in interest rates.

  The above sensitivity analysis for interest rate risk excludes accounts receivable, accounts payable, and accrued liabilities because of the short-term maturity of such instruments. The analysis does not consider the effect this movement may have on other variables including changes in revenue volumes that could be indirectly attributed to changes in interest rates. The actions that management would take in response to such a change are also not considered. If it were possible to quantify this impact, the results could well be different than the sensitivity effects shown above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              PETMED EXPRESS, INC. AND SUBSIDIARIES

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Page
                                                                       ----

Report of Independent Registered Public Accounting Firm                 23

Consolidated Balance Sheets as of March 31, 2007 and March 31, 2006     24

Consolidated Statements of Income for each of the three
   years in the period ended March 31, 2007                             25

Consolidated Statements of Changes in Shareholders' Equity
   for each of the three years in the period ended March 31, 2007       26

Consolidated Statements of Cash Flows for each of the three
   years in the period ended March 31, 2007                             27

Notes to Consolidated Financial Statements                              28

Report of Management on Internal Control Over Financial Reporting       39

Report of Independent Registered Public Accounting Firm on
   Internal Control Over Financial Reporting                            40

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders
PetMed Express, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of PetMed Express, Inc. and Subsidiaries (the "Company") as of March 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended March 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PetMed Express, Inc. and Subsidiaries as of March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation effective April 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 31, 2007 expressed an unqualified opinion thereon.



/s/ Goldstein Golub Kessler LLP
-------------------------------
Goldstein Golub Kessler LLP

New York, New York
May 31, 2007

               PETMED EXPRESS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

                                                                                 March 31,
                                                                          2007             2006
                                                                     -------------    -------------
                                  ASSETS
                                  ------
Current assets:
  Cash and cash equivalents                                          $     316,470    $     366,907
  Temporary investments                                                 39,125,000       22,850,000
  Accounts receivable, less allowance for doubtful
    accounts of $28,000 and $23,000, respectively                        1,369,521        1,155,781
  Inventories - finished goods                                          16,086,207       14,997,675
  Prepaid expenses and other current assets                              1,071,171          583,038
                                                                     -------------    -------------
Total current assets                                                    57,968,369       39,953,401

  Property and equipment, net                                            1,990,578        1,497,589
  Deferred income taxes                                                    894,540          794,002
  Intangible asset                                                         365,000          365,000
  Other assets                                                                   -           14,167
                                                                     -------------    -------------

Total assets                                                         $  61,218,487    $  42,624,159
                                                                     =============    =============
                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------

Current liabilities:
  Accounts payable                                                   $   5,859,756    $   3,052,953
  Income taxes payable                                                     229,321          958,318
  Accrued expenses and other current liabilities                         1,265,837          973,359
                                                                     -------------    -------------

Total liabilities                                                        7,354,914        4,984,630
                                                                     -------------    -------------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares authorized;
    2,500 convertible shares issued and outstanding with a
    liquidation preference of $4 per share                                   8,898            8,898
  Common stock, $.001 par value, 40,000,000 shares authorized;
    24,309,417 and 23,967,390 shares issued and outstanding,
    respectively                                                            24,309           23,967
  Additional paid-in capital                                            15,213,254       13,433,054
  Retained earnings                                                     38,617,112       24,173,610
                                                                     -------------    -------------

     Total shareholders' equity                                         53,863,573       37,639,529
                                                                     -------------    -------------

Total liabilities and shareholders' equity                           $  61,218,487    $  42,624,159
                                                                     =============    =============

See accompanying notes to consolidated financial statements.

              PETMED EXPRESS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME

                                                                   Year Ended March 31,
                                                            2007            2006            2005
                                                      --------------  --------------  --------------
 Sales                                                $  162,246,407  $  137,583,155  $  108,357,747
 Cost of sales                                            97,680,238      83,244,366      64,700,002
                                                      --------------  --------------  --------------

 Gross profit                                             64,566,169      54,338,789      43,657,745
                                                      --------------  --------------  --------------
 Operating expenses:
      General and administrative                          17,292,675      14,078,343      11,396,320
      Advertising                                         25,243,029      21,570,667      19,185,982
      Depreciation and amortization                          530,440         544,535         573,817
                                                      --------------  --------------  --------------
 Total operating expenses                                 43,066,144      36,193,545      31,156,119
                                                      --------------  --------------  --------------

 Income from operations                                   21,500,025      18,145,244      12,501,626
                                                      --------------  --------------  --------------
 Other income (expense):
      Interest income, net                                 1,266,150         676,083          98,079
      Other, net                                             435,824         215,586           3,710
      Loss on disposal of property and equipment              (1,250)         (1,719)              -
                                                      --------------  --------------  --------------
 Total other income (expense)                              1,700,724         889,950         101,789
                                                      --------------  --------------  --------------

 Income before provision for income taxes                 23,200,749      19,035,194      12,603,415

 Provision for income taxes                                8,757,247       6,971,680       4,593,045
                                                      --------------  --------------  --------------

 Net income                                           $   14,443,502  $   12,063,514  $    8,010,370

 Net income per common share:                         ==============  ==============  ==============

       Basic                                          $         0.60  $         0.51  $         0.35
                                                      ==============  ==============  ==============
       Diluted                                        $         0.60  $         0.50  $         0.34
                                                      ==============  ==============  ==============
 Weighted average number of common shares outstanding:
       Basic                                              24,109,035      23,658,722      22,862,417
                                                      ==============  ==============  ==============
       Diluted                                            24,270,879      24,211,955      23,833,189
                                                      ==============  ==============  ==============

See accompanying notes to consolidated financial statements.

                PETMED EXPRESS, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

 Fiscal years ended March 31, 2005, March 31, 2006 and March 31, 2007


                                       Convertible            Common             Additional
                                    Preferred Stock           Stock                Paid-In        Retained
                                  -----------------     ---------------------
                                  Shares    Amounts     Shares        Amounts      Capital        Earnings          Total
                                  ------------------------------------------------------------------------------------------
Balance, March 31, 2004            2,500   $  8,898   21,860,057    $  21,860   $   9,864,025   $  4,099,726   $  13,994,509

   Issuance of common stock from
     exercise of stock options         -          -    1,058,668        1,059       1,076,130              -       1,077,189
   Issuance of common stock from
     exercise of warrants and other    -          -      540,000          540         215,707              -         216,247

   Tax benefit related to stock
     options exercised                 -          -            -            -         918,749              -         918,749

   Net income                          -          -            -            -               -      8,010,370       8,010,370
                                  ------   --------   ----------    ---------   -------------   ------------   -------------

Balance, March 31, 2005            2,500   $  8,898   23,458,725    $  23,459   $  12,074,611   $ 12,110,096   $  24,217,064

   Issuance of common stock from
     exercise of stock options         -          -      508,665          508       1,015,523              -       1,016,031

   Tax benefit related to stock
     options exercised                 -          -            -            -         342,920              -         342,920

   Net income                          -          -            -            -               -     12,063,514      12,063,514
                                  ------   --------   ----------    ---------   -------------   ------------   -------------

Balance, March 31, 2006            2,500   $  8,898   23,967,390    $  23,967   $  13,433,054   $ 24,173,610   $  37,639,529

   Issuance of common stock from
     exercise of stock options         -          -      185,402          185         441,899              -         442,084

   Issuance of restricted stock        -          -      156,625          157            (157)             -               -

   Share based compensation            -          -            -            -       1,095,740              -       1,095,740

   Tax benefit related to stock
     options exercised                 -          -            -            -         242,718              -         242,718

   Net income                          -          -            -            -               -     14,443,502      14,443,502
                                  ------   --------   ----------    ---------   -------------   ------------   -------------

Balance, March 31, 2007            2,500   $  8,898   24,309,417    $  24,309   $  15,213,254   $ 38,617,112   $  53,863,573
                                  ======   ========   ==========    =========   =============   ============   =============

See accompanying notes to consolidated financial statements.

             PETMED EXPRESS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Year Ended March 31,
                                                                 2007           2006           2005
                                                            -------------  -------------  -------------
 Cash flows from operating activities:
     Net income                                             $  14,443,502  $  12,063,514  $   8,010,370
    Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                              530,440        544,535        573,817
      Share based compensation                                 1,095,740              -              -
      Tax benefit related to stock options exercised                   -        342,920        918,749
      Deferred income taxes                                     (100,538)      (211,156)        (1,490)
      Loss on disposal of property and equipment                   1,250          1,719              -
      Bad debt expense (recovery)                                 29,554         (1,709)        16,092
      (Increase) decrease in operating assets
        and increase (decrease) in liabilities:
          Accounts receivable                                   (243,294)       642,684       (679,547)
          Inventories - finished goods                        (1,088,532)    (3,817,342)          (475)
          Prepaid expenses and other current assets             (488,133)      (369,886)        19,066
          Other assets                                            14,167              -          7,655
          Accounts payable                                     2,806,803        327,963       (548,072)
          Income taxes payable                                  (728,997)       356,783        179,090
          Accrued expenses and other current liabilities         292,478        397,465       (146,456)
                                                           -------------  -------------  -------------
 Net cash provided by operating activities                    16,564,440     10,277,490      8,348,799
                                                           -------------  -------------  -------------
 Cash flows from investing activities:
    Net change in temporary investments                      (16,275,000)   (11,050,000)   (11,800,000)
    Purchases of property and equipment                       (1,025,079)      (758,176)      (171,757)
    Net proceeds from the sale of property and equipment             400            600              -
                                                           -------------  -------------  -------------
 Net cash used in investing activities                       (17,299,679)   (11,807,576)   (11,971,757)
                                                           -------------  -------------  -------------
 Cash flows from financing activities:
    Proceeds from the exercise of stock options and warrants
       and other transactions                                    442,084      1,016,031      1,293,436
    Tax benefit related to stock options exercised               242,718              -              -
    Payments on the loan obligation                                    -              -        (68,442)
                                                           -------------  -------------  -------------
 Net cash provided by financing activities                       684,802      1,016,031      1,224,994
                                                           -------------  -------------  -------------
 Net decrease in cash and cash equivalents                       (50,437)      (514,055)    (2,397,964)
 Cash and cash equivalents, at beginning of the year             366,907        880,962      3,278,926
                                                           -------------  -------------  -------------
 Cash and cash equivalents, at end of year                 $     316,470  $     366,907  $     880,962
                                                           =============  =============  =============
 Supplemental disclosure of cash flow information:

    Cash paid for interest                                 $           -  $           -  $         884
                                                           =============  =============  =============
    Cash paid for income taxes                             $   9,344,063  $   6,483,132  $   3,496,696
                                                           =============  =============  =============

See accompanying notes to consolidated financial statements.

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

     The Company markets its products through national television, online and direct mail/print advertising campaigns, which aim to increase the recognition of the "1-800-PetMeds" brand name, increase traffic on its website at www.1800petmeds.com, acquire new customers,
                 -------------------
     and maximize repeat purchases. The majority of all of the Company's sales are to residents in the United States. The Company's executive offices are located in Pompano Beach, Florida. The Company's fiscal year end is March 31. References herein to fiscal 2007, 2006, or 2005 refer to the Company's fiscal years ended March 31, 2007, 2006 and 2005, respectively.

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

     The majority of the Company's sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize the accounts receivable balances relative to sales. The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from the customers' inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends. At March 31, 2007 and
     2006, the allowance for doubtful accounts was approximately $28,000 and $23,000, respectively.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2007 and 2006, consisted of the Company's cash accounts, overnight repurchase agreements, and short-term investments with a maturity of three months or less. The carrying amount of cash equivalents approximates fair value. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

     Temporary Investments

     The Company has reclassified its auction rate securities ("ARS") from cash and cash equivalents to temporary investments on its balance sheet in accordance with recent accounting pronouncements. This reclassification affected both the balance sheet in fiscal 2006 and 2007 and cash flow statement in fiscal 2005, 2006, and 2007, it did not affect net income or working capital in fiscal 2005, 2006, or 2007. In accordance with Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," no changes to financial statements issued in prior years were deemed necessary. In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, temporary investments are accounted for as trading securities. Trading securities are securities that are bought and held principally for the purpose of selling in the near term. The Company has not changed its investment policy. The Company believes that notwithstanding the reclassification, the investments in ARS are: short term and highly liquid, readily convertible to known amounts of cash, and present an insignificant risk of change in value due to market changes in interest rates.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Inventories

     Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. The inventory reserve was approximately $122,000 and $306,000 at March 31, 2007 and 2006,
     respectively.

     Property and Equipment

     Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. The furniture, fixtures, equipment, and computer software are depreciated over periods ranging from three to seven years. Leasehold improvements and assets under capital lease agreements are amortized over the shorter of the underlying lease agreement or the useful life of the asset.

     Long-lived Assets

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of the asset to net future cash flows expected to be generated from the asset.

     Intangible Asset

     The intangible asset consists of a toll-free telephone number. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the intangible asset is not being amortized, and is subject to an annual review for impairment.

     Advertising

     The Company's advertising expenses consists primarily of television advertising, internet marketing, and direct mail/print advertising. Television costs are expensed as the advertisements are televised. Internet costs are expensed in the month incurred and direct mail/print advertising costs are expensed when the related catalog and postcards are produced, distributed, or superseded.

     Fair Value of Financial Instruments

     The carrying amounts of the Company's cash and cash equivalents, temporary investments, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments.

     Comprehensive Income

     The Company applies SFAS No. 130, Reporting Comprehensive Income, which requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. There were no items of other comprehensive income for any periods presented herein.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Accounting for Share Based Compensation

     Stock Options

     Effective April 1, 2006, the Company began recording compensation expense associated with stock options in accordance with SFAS No. 123R, "Share Based Payment," which is a revision of SFAS No. 123. Prior to April 1, 2006, the Company accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." At that time the Company measured compensation expense for its stock option plans using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company's stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS Nos. 123 and 148. The Company has adopted the modified prospective transition method provided under SFAS No. 123R, and as a result, has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the first quarter of fiscal year 2007, and in subsequent quarters, includes: 1) expense related to the remaining unvested portion of all stock option awards granted prior to April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) expense related to all stock option awards granted, or modified, subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

     As a result of the adoption of SFAS No. 123R, the Company's net income for the year ended March 31, 2007 includes $893,000 of compensation expense. The compensation expense related to all of the Company's stock-based compensation arrangements is recorded as a component of general and administrative expenses.

     For stock options granted prior to April 1, 2006, the estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model. For stock option grants on and after April 1, 2006, the estimated fair value of each option award granted will be determined on the date of grant using the Black-Scholes option-pricing model or a lattice-based option valuation model. The per share weighted-average fair value of stock options granted during fiscal 2006 and 2005 was $3.51 and $5.45, respectively, on the date of grant using the Black-Scholes option-pricing model, as prescribed by SFAS No. 123, with the following weighted-average assumptions: no dividend yield; risk-free interest rates ranging from 4 to 6 percent; expected lives of 3-5 years, and expected volatility of 66 percent and 86 percent, respectively. The risk-free interest rates for fiscal 2006 and 2005 were based on the prime interest rate at the date of grant. The expected volatility was based on the historical volatility of the Company's stock. No assumptions were necessary for fiscal 2007, due to the fact that no stock options were granted during the year.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table illustrates the pro forma effect on net income and earnings per common share as if the Company has applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, and related interpretations in accounting for its stock options in determining stock-based compensation for awards under the plan:




   Year Ended March 31,                                      2006           2005
   --------------------                                -------------  -------------
   Reported net income:                                $  12,063,514  $   8,010,370

   Deduct: total stock-based employee compensation
   expense determined under fair-value based method
   for all awards, net of related tax effects                596,434        501,244
                                                       -------------  -------------

   Pro forma net income:                               $  11,467,080  $   7,509,126
                                                       =============  =============

   Reported basic net income per share:                $        0.51  $        0.35
                                                       =============  =============

   Pro forma basic net income per share:               $        0.48  $        0.33
                                                       =============  =============

   Reported diluted net income per share:              $        0.50  $        0.34
                                                       =============  =============

   Pro forma diluted net income per share:             $        0.48  $        0.32
                                                       =============  =============

     Restricted Stock

     On July 28, 2006, the Company received shareholder approval for the adoption of the 2006 Employee Equity Compensation Restricted Stock Plan (the "Employee Plan") and the 2006 Outside Director Equity Compensation Restricted Stock Plan (the "Director Plan"). The purpose of the plans is to promote the interests of the Company by securing and retaining both employees and outside directors. The Company has reserved 1,000,000 shares of common stock for issuance under the Employee Plan. The Company has reserved 200,000 shares of common stock for issuance under the Director Plan. The value of the restricted stock is determined based on the market value of the common stock at the issuance date. The restriction period or forfeiture period is determined by the Company's Board, to be no less than 1 year and no more than ten years. The Company had 136,625 restricted common shares issued under the Employee Plan and 20,000 restricted common shares issued under the Director Plan at March 31, 2007, the fair value of which is being amortized over a three-year period. For the year ended March 31, 2007 the Company recognized $203,000 of compensation expense related to the Employee and Director Plans. The compensation expense related to all of the Company's stock-based compensation arrangements is recorded as a component of general and administrative expenses. At March 31, 2007, there was $1,668,000 of unrecognized compensation cost related to the non-vested restricted stock awards, which is expected to be recognized over the remaining weighted average vesting period of 2.70 years.

     Recent Accounting Pronouncements

     In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which provides criteria for the recognition, measurement, presentation, and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. The provisions of FIN 48 were effective for the Company's fiscal year beginning April 1, 2007. We do not expect FIN 48 will have a material effect on our consolidated financial position, results of operations or cash flows.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies (Continued)


     In  June  2006, the FASB's Emerging Issues  Task  Force
     ("EITF") reached a consensus on Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation)." The scope of EITF 06-3 includes sales, use, value added, and some excise taxes that are assessed by a governmental authority on specific revenue-producing transactions between a seller and customer. EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method. EITF 06-3 is effective for the Company's fiscal year beginning April 1, 2007. EITF 06-3 will not impact the method for recording these taxes in the Company's consolidated financial statements as the Company historically has presented sales excluding these taxes.

     In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company adopted SAB 108 in fiscal 2007.

     The Company does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

(2)  Temporary Investments

     The following is a summary of trading securities:

                                              March 31,
                                          2007           2006
                                    -------------  -------------
       Trading Securities           $  39,125,000  $  22,850,000
                                    -------------  -------------
       Total temporary investments  $  39,125,000  $  22,850,000
                                    =============  =============

(3)  Property and Equipment

     Major classifications of property and equipment consist of the following:


                                                             March 31,
                                                        2007         2006
                                                    -----------  -----------
    Leasehold improvements                          $   428,768  $   409,164
    Computer software                                   945,356      427,447
    Furniture, fixtures and equipment                 2,942,461    2,456,695
                                                    -----------  -----------
                                                      4,316,585    3,293,306
    Less: accumulated depreciation and amortization  (2,326,007)  (1,795,717)
                                                    -----------  -----------
    Property and equipment, net                     $ 1,990,578  $ 1,497,589
                                                    ===========  ===========

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  Accrued Expenses and Other Liabilities

     Major classifications of accrued expenses and other liabilities consist of the following:


                                                   March 31,
                                              2007          2006
                                          -----------   -----------
  Accrued credit card fees                $   285,972   $   232,022
  Accrued salaries and benefits               266,002       170,846
  Accrued professional expenses               212,500       300,500
  Accrued advertising expenses                173,000        99,000
  Other accrued liabilities                   328,363       170,991
                                          -----------   -----------

   Accrued expenses and other liabilities $ 1,265,837   $   973,359
                                          ===========   ===========

(5)  Shareholders' Equity

     Preferred Stock

     In April 1998, the Company issued 250,000 shares of its $.001 par value preferred stock at a price of $4.00 per share, less issuance costs of $112,187. Each share of the preferred stock is convertible into approximately
     4.05 shares of common stock at the election of the shareholder. The shares have a liquidation value of $4.00 per share and may pay dividends at the sole discretion of the Company. The Company does not anticipate paying dividends to the preferred shareholders in the foreseeable future. Each share of preferred stock is entitled to one vote on all matters submitted to a vote of shareholders of the Company. As of March 31, 2007 and 2006, 2,500 shares of the convertible preferred stock remained unconverted and outstanding.

(6)  Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:






                                                March 31,
                                           2007           2006
                                       -----------    -----------
 Deferred tax assets:
    Bad debt and inventory reserves    $    57,779    $   123,991
    Accrued expenses                       227,841        233,644
    Deferred stock compensation            154,951              -
    Net operating loss carryforward      1,065,092      1,139,232
                                       -----------    -----------

 Deferred tax assets                     1,505,663      1,496,867
 Less: valuation allowance                (551,340)      (638,066)
                                       -----------    -----------

 Total deferred tax assets                 954,323        858,801

 Deferred tax liabilities:
    Depreciation                           (59,783)       (64,799)
                                       -----------    -----------

 Total net deferred taxes              $   894,540    $   794,002
                                       ===========    ===========


     The change in the valuation allowance for the years ended March 31, 2007 and 2006 was approximately $87,000 and $79,000, respectively. At March 31, 2007, the Company had net operating loss carryforwards of approximately $2,761,093. The net operating loss carryforwards expire in the years 2013 through 2020. The use of such net operating loss carryforwards is limited to approximately $266,000 annually due to a change of control on November 22, 2000.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The components of the income tax provision consist of the following:


                                             Year Ended March 31,
                                      2007           2006           2005
                                  -----------    -----------    -----------
Current taxes
     Federal                      $ 7,594,848    $ 6,114,087    $ 3,911,564
     State                          1,262,937      1,046,607        682,971
                                  -----------    -----------    -----------
Total current taxes                 8,857,785      7,160,694      4,594,535
                                  -----------    -----------    -----------
Deferred taxes
     Federal                          (86,204)      (161,388)        (1,490)
     State                            (14,334)       (27,626)             -
                                  -----------    -----------    -----------
Total deferred taxes                 (100,538)      (189,014)        (1,490)
                                  -----------    -----------    -----------

Total provision for income taxes  $ 8,757,247    $ 6,971,680    $ 4,593,045
                                  ===========    ===========    ===========



     The reconciliation of income tax provision computed at the U.S. federal statutory tax rates to income tax expense is as follows:

                                                             Year Ended March 31,
                                                     2007           2006           2005
                                                 -----------    -----------    -----------
Income taxes at U.S. statutory rates             $ 8,120,262    $ 6,471,966    $ 4,285,161
State income taxes, net of federal tax benefit       829,427        690,978        457,504
Permanent differences                               (226,620)      (186,470)         9,178
Other                                                120,904         74,689        (72,445)
Change in valuation allowance                        (86,726)       (79,483)       (86,353)
                                                 -----------    -----------    -----------

Total provision for income taxes                 $ 8,757,247    $ 6,971,680    $ 4,593,045
                                                 ===========    ===========    ===========


(7)  Stock Options and Warrants

     Stock Options Granted to Employees

     The Company established the 1998 Stock Option Plan (the "Plan") effective July 31, 1998, which provides for the issuance of qualified options to officers and key employees, and nonqualified options to directors, consultants and other service providers. The Company has reserved 5,000,000 shares of common stock for issuance under the Plan. The exercise prices of options  issued  under the Plan must  be  equal  to  or
     greater than the market price of the Company's common stock as of the date of issuance. The Company had 665,768 and 851,170 options outstanding under the Plan at March 31, 2007 and 2006, respectively. Options generally vest ratably over a three-year period commencing on the first anniversary of the grant with respect to options granted to employees under the Plan. The 1998 Plan expires on July 31, 2008. In addition the Company issued options prior to July 31, 1998, which are not included in the Plan.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A summary of the status of the Company's stock option plan as of March 31, 2007 is as follows:

                                                             Weighted-    Weighted-
                                                              Average      Average
                                                             Exercise     Remaining    Aggregate
                                                 Number of   Price per  Contractural   Intrinsic
                                                  Shares      Share     Term (years)     Value
                                               ----------    --------   ------------  -------------


Options outstanding at March 31, 2006             851,170    $  7.28

Options granted                                         -          -

Options exercised                                (185,402)      2.38

Options forfeited or expired                            -          -
                                               ----------    --------   ------------  -------------
Options outstanding at March 31, 2007             665,768    $  8.65        2.40      $  5,758,430
                                               ==========    ========   ============  =============
Options vested and exercisable at March 31, 2007  464,934    $  9.25        1.92      $  4,298,441
                                               ==========    ========   ============  =============

     Cash received from stock options exercised for fiscal 2007 and 2006 was $442,000 and $1,016,000, respectively. The income tax benefit from stock options exercised totaled $243,000 and $343,000 for the years ended March 31, 2007 and 2006, respectively. At March 31, 2007 and 2006, the number of options exercisable was 464,934 and 390,834, respectively, and the weighted-average exercise price of those options was $9.25 and $6.67, respectively. Adjustments were made for options forfeited prior to vesting.

     A summary of the status of the Company's non-vested shares as of March 31, 2007 is presented below:

                                                 Weighted-   Weighted-
                                                  Average     Average
                                                  Exercise   Remaining
                                     Number of   Price per   Contractural
                                      Shares       Share     Term (years)
                                    ---------   ----------  -------------

Non-vested shares at March 31, 2006   460,336   $   7.81

Options granted                             -          -

Options vested                       (259,502)      8.22

Options forfeited or expired                -          -
                                    ---------   ----------  -------------

Non-vested shares at March 31, 2007   200,834   $   7.27         3.52
                                    =========   ==========  =============

     As of March 31, 2007, there was $1,065,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of
     2.25 years.

     Warrants

     On November 22, 2000, Tricon Holdings, LLC, a Florida limited liability corporation ("Tricon"), acquired 10,000,000 shares of the Company's authorized and unissued shares of common stock and warrants to purchase 3,000,000 shares of the Company's authorized and unissued shares of common stock. The warrants were exercisable at $.33 per share and were assigned a value of $601,260 using the Black-Scholes option-pricing model, with the following weighted-average assumptions: dividend yield of 0.0 percent; risk-free interest rates of 6.00 percent; expected lives of 3-5 years, and expected volatility of 91 percent. As of March 31, 2005 all of the 3,000,000 warrants issued on November 22, 2000 were exercised.

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

                                                          Year Ended March 31,
                                                 2007           2006           2005
                                            -------------  -------------  -------------
Net income (numerator):

  Net income                                $  14,443,502  $  12,063,514  $   8,010,370
                                            =============  =============  =============
Shares (denominator)

  Weighted average number of common shares
    outstanding used in basic computation      24,109,035     23,658,722     22,862,417
  Common shares issuable upon exercise
    of stock options and warrants                 151,719        543,108        960,647
  Common shares issuable upon conversion
    of preferred shares                            10,125         10,125         10,125
                                            -------------  -------------  -------------
  Shares used in diluted computation           24,270,879     24,211,955     23,833,189
                                            =============  =============  =============
Net income per common share:

  Basic                                     $        0.60  $        0.51  $        0.35
                                            =============  =============  =============
  Diluted                                   $        0.60  $        0.50  $        0.34
                                            =============  =============  =============


     At March 31, 2007 and 2006, all common stock options were included in the diluted net income per common share computation as their exercise prices were less than the average market price of the common shares for the period. At March 31, 2005, 485,500 common stock options, with a weighted average exercise price of $9.69, were excluded from the diluted net income per share computation as their exercise prices were greater than the average market price of the common shares for the period, therefore the effect would have been anti-dilutive.

(9)  Valuation and Qualifying Accounts

      Activity in the Company's valuation and qualifying accounts consists of the following:

                                                            Year Ended March 31,
                                                     2007           2006           2005
                                                 -----------    -----------    -----------
Allowance for doubtful accounts:
   Balance at beginning of period                $    23,426    $    36,535    $    22,987
   Provision (recovery) for doubtful accounts         29,554         (1,709)        16,092
   Write-off of uncollectible accounts receivable    (25,253)       (11,400)        (2,544)
                                                 -----------    -----------    -----------
   Balance at end of period                      $    27,727    $    23,426    $    36,535
                                                 ===========    ===========    ===========
Valuation allowance for deferred tax assets:
   Balance at beginning of period                $   638,066    $   717,549    $   803,902
   (Deletions) / additions                           (86,726)       (79,483)       (86,353)
                                                 -----------    -----------    -----------

   Balance at end of period $                        551,340    $   638,066    $   717,549
                                                 ===========    ===========    ===========

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Commitments and Contingencies

     Legal Matters

     On January 19, 2006, PetMed Express, Inc. was added as a defendant in the matter of Yali Golan v. Marc Puleo (former President and Chairman of the Board of Directors of the Company), filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. On March 6, 2006, the Company filed a motion to dismiss all counts of the complaint against the Company and on March 30, 2007, the United States District Court for the Southern District of Florida granted the Company's motion to dismiss in its entirety.

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

     Employment Agreements

     On March 16, 2001, the Company entered into an Executive Employment Agreement with its Chief Executive Officer ("CEO") and President, Menderes Akdag ("Mr. Akdag"). Under the terms of this three-year agreement the Company paid the CEO an annual salary of $150,000 for the first six months of the agreement, and thereafter his annual salary was increased to $200,000. The Company also granted the CEO options to purchase 750,000 shares of its common stock under the Company's 1998 Stock Option Plan at an exercise price of $.32 per share, which vested at the rate of 187,500 options on each of March 16, 2001, 2002, 2003 and 2004.

     On March 16, 2004, the Company amended the CEO's existing Executive Employment Agreement. The amendments were as follows: the term of the agreement was for three years, commencing on March 16, 2004; Mr. Akdag's salary was increased to $250,000 per year throughout the term of the agreement, and Mr. Akdag was granted 250,000 incentive stock options under the Company's 1998 Stock Option Plan at an exercise price of $10.64 per share, which vested at the rate of 83,333 options on each of March 16, 2005 and 2006, and 83,334 options on March 16, 2007.

     On February 27, 2007, the Company amended the CEO's existing Executive Employment Agreement and entered into Amendment No. 2 to the Executive Employment Agreement ("Agreement") with Mr. Akdag. The Agreement amended certain provisions of the Executive Employment Agreement as follows: the term of the Agreement will be for three years, commencing on March 16, 2007; Mr. Akdag's salary will be increased to $450,000 per year throughout the term of the Agreement, and Mr. Akdag shall be granted 90,000 shares of restricted stock. The restricted stock was granted on February 27, 2007, in accordance with the Company's 2006 Employee Equity Compensation Restricted Stock Plan and the restrictions shall lapse ratably over a three-year period.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Operating Lease

     The Company leases its 50,000 square foot executive offices and warehouse facility under a non-cancelable operating lease, through May 31, 2009. The Company is responsible for certain maintenance costs, taxes and insurance under this lease. The future minimum annual lease payments are as follows:

             Years Ending March 31,

              2008                   $    500,000
              2009                        520,000
              2010                         87,000
                                     ------------

              Total lease payments   $  1,107,000
                                     ============


     Rent  expense  was $481,000, $435,000 and $383,000  for
     the   years  ended  March  31,  2007,  2006  and  2005,
     respectively.

(11) Sales by Category

     The   following  table  provides  a  breakdown  of  the
     percentage of our total sales by each category during the indicated periods:

                                              Year Ended March 31,
                                            2007      2006      2005
                                           ------    ------    ------
    Non-prescription medications             70%       70%       69%
    Prescription medications                 29%       29%       30%
    Shipping and handling charges and other   1%        1%        1%
                                           ------    ------    ------
    Total                                   100%      100%      100%
                                           ======    ======    ======

 (12)     Quarterly Financial Data (Unaudited)

      Summarized unaudited quarterly financial data for fiscal 2007 and 2006 is as follows:

Quarter Ended:                       June 30, 2006 September 30, 2006 December 31, 2006  March 31, 2007
                                     ------------------------------------------------------------------
Sales                                $  50,673,353   $   43,812,754     $  31,352,277     $  36,408,023
Gross Profit                         $  20,124,325   $   16,922,641     $  12,788,877     $  14,730,326
Income from operations               $   7,211,684   $    4,800,446     $   3,865,329     $   5,622,566
Net income                           $   4,750,258   $    3,314,971     $   2,754,234     $   3,624,039
Diluted net income per common share  $        0.20   $         0.14     $        0.11     $        0.15

Quarter Ended:                       June 30, 2005 September 30, 2005 December 31, 2005  March 31, 2006
                                     ------------------------------------------------------------------
Sales                                $  43,631,758   $   38,652,674     $  25,890,095     $  29,408,628
Gross Profit                         $  16,858,586   $   14,850,852     $  10,276,380     $  12,352,971
Income from operations               $   5,273,844   $    3,987,598     $   3,891,063     $   4,992,739
Net income                           $   3,541,586   $    2,710,826     $   2,672,092     $   3,139,010
Diluted net income per common share  $        0.15   $         0.11     $        0.11     $        0.13


REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING


Management of the Company is responsible for the preparation and integrity of the Consolidated Financial Statements appearing in our Annual Report on Form 10-K. The financial statements were prepared in conformity with generally accepted accounting principles appropriate in the circumstances and, accordingly, include certain amounts based on our best judgments and estimates. Financial information in the Annual Report on Form 10-K is consistent with that in the financial statements.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934 ("Exchange Act"). The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Consolidated Financial Statements. Our internal control over financial reporting is supported by a team of consultants and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel, and a written Corporate Code of Business Conduct and Ethics adopted by our Company's Board of Directors, applicable to all Company Directors and all officers and employees of our Company and subsidiaries.

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

The Audit Committee ("Committee") of our Company's Board of Directors, comprised solely of Directors who are independent in accordance with the requirements of The NASDAQ Stock Market LLC listing standards, the Exchange Act and the Company's Corporate Governance Guidelines, meets with the independent auditors and management periodically to discuss internal control over financial reporting, and auditing and financial reporting matters. The Committee reviews with the independent auditors the scope and results of the audit effort. The Committee also meets periodically with the independent auditors without management present to ensure that the independent auditors have free access to the Committee. Our Audit Committee's Report can be found in the Company's 2007 Proxy Statement.

Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of March 31, 2007.

The Company's independent auditors, Goldstein Golub Kessler LLP, a registered public accounting firm, are appointed by the Audit Committee of the Company's Board of Directors, subject to ratification by our Company's shareholders. Goldstein Golub Kessler LLP have audited and reported on the Consolidated Financial Statements of PetMed Express, Inc. and subsidiaries, management's assessment of the effectiveness of the Company's internal control over financial reporting, and the effectiveness of the Company's management's assessment of the effectiveness of our internal control over financial reporting. The reports of the independent auditors are contained in our Annual Report on Form 10-K.


/s/ Menderes Akdag
------------------
Menderes Akdag
Chief Executive Officer, President, Director

May 31, 2007

/s/ Bruce S. Rosenbloom
-----------------------
Bruce S. Rosenbloom
Chief Financial Officer

May 31, 2007

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
          ON INTERNAL CONTROL OVER FINANCIAL REPORTING


The Board of Directors and Stockholders
PetMed Express, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that PetMed Express, Inc. maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PetMed Express, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

  In our opinion, management's assessment that PetMed Express, Inc. maintained effective internal control over financial reporting as of March 31, 2007 is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, PetMed Express, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the March 31, 2007 consolidated financial statements of PetMed Express, Inc. and our report dated May 31, 2007 expressed an unqualified opinion on those financial statements.



/s/ Goldstein Golub Kessler LLP
-------------------------------
Goldstein Golub Kessler LLP

New York, New York
May 31, 2007

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

  The Company's management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended) as of the year ended March 31, 2007, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for timely gathering, analyzing, and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended.

Management's  Report  on  Internal  Control  over  Financial
Reporting

  Our   management  is  responsible  for  establishing   and
maintaining   adequate  internal  control   over   financial
reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the
effectiveness   of  our  internal  control  over   financial
reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our
evaluation  under  the  framework  in  Internal  Control   -
Integrated Framework, our management concluded that the Company maintained effective internal control over financial reporting as of March 31, 2007. Our management's assessment of the effectiveness of our internal control over financial reporting as of March 31, 2007 has been audited by Goldstein
Golub   Kessler   LLP,  an  independent  registered   public
accounting firm, as stated in their report which is included herein.

Changes in Internal Controls over Financial Reporting

  There have been no significant changes made in our internal controls over financial reporting or in other factors that could significantly affect our internal controls over financial reporting during our last fiscal quarter identified in connection with the evaluation referred to above.

ITEM 9B. OTHER INFORMATION

  Not applicable.

                            PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

  The information required by this item will be set forth in our  Proxy Statement relating to our 2007 Annual Meeting  of
Stockholders  to  be  held  on  August  3,  2007,   and   is
incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item will be set forth in our  Proxy Statement relating to our 2007 Annual Meeting  of
Stockholders  to  be  held  on  August  3,  2007,   and   is
incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The information required by this item (other than information required by Item 201(d) of Regulation S-K with respect to equity compensation plans, which is set forth under Item 5. in this Annual Report on Form 10-K) will be set forth in our Proxy Statement relating to our 2007 Annual Meeting of Stockholders to be held on August 3, 2007, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE

  The information required by this item will be set forth in our  Proxy Statement relating to our 2007 Annual Meeting  of
Stockholders  to  be  held  on  August  3,  2007,   and   is
incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

  The information required by this item will be set forth in our  Proxy Statement relating to our 2007 Annual Meeting  of
Stockholders  to  be  held  on  August  3,  2007,   and   is
incorporated herein by reference.

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

  3.2  By-Laws of the Corporation (1)

  (4)  Instruments Defining the Rights of Security Holders

  4.1  Form of Warrant issued to Noble International Investments, Inc. (1)

  4.2  Specimen common stock certificate (1)

 (10)  Material Contracts

 10.1  1998 Stock Option Plan (1)

 10.2 Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 10 of the Registrant's Form 8-K on March 16, 2001, Commission File No. 000-28827).

 10.3 Agreement for the Sale and Leaseback of the Land and Building (incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K on June 14, 2001, Commission File No. 000-28827).

 10.4  Amendment Number 1 to Executive Employment Agreement with
       Menderes Akdag (incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K on March 16, 2004, Commission File No. 000-28827).

 10.5  Termination of Marc Puleo's Executive Employment Agreement
       (incorporated by reference to Exhibit 10.13 of the Registrant's Form 8-K on August 1, 2005, Commission File No. 000-28827).

 10.6  Amendment Number 2 to Executive Employment Agreement with
       Menderes Akdag (incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K on March 16, 2007, Commission File No. 000-28827).

 10.7  2006 Employee Equity Compensation Restricted Stock Plan
       (incorporated by reference in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders held on July 28, 2006).

 10.8  2006 Outside Director Equity Compensation Restricted Stock
       Plan (incorporated by reference in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders held on July 28,
       2006).

 (14)  Corporate Code of Ethics

 14.1 Corporate Code of Ethics (incorporated by reference in our definitive Proxy Statement for our 2004 Annual Meeting of
       Stockholders held on August 6, 2004).

 (21)  Subsidiaries of Registrant

 21.1  Subsidiaries of Registrant (filed herewith).

 (31)  Certifications

 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant's Report on Form 10-K for the year ended March 31, 2007, Commission File No. 000-28827).

 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant's Report on Form 10-K for the year ended March 31, 2007, Commission File No. 000-28827).

 (32)  Certifications

 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant's Report on Form 10-K for the year ended March 31, 2007, Commission
       File No. 000-28827).

 (1) Incorporated by reference to the Registration Statement on Form 10-SB, File No. 000-28827, as amended, as filed with the Securities and Exchange Commission.

                           SIGNATURES

   In  accordance with Section 13 or 15(d) of  the  Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 1, 2007

                               PETMED EXPRESS, INC.
                               (the "Registrant")

                               By:  /s/ Menderes Akdag
                               --------------------------
                               Menderes Akdag
                               Chief Executive Officer and President
                               (principal executive officer)

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on June 1, 2007.

  SIGNATURE                      TITLE

/s/ Menderes Akdag            Chief Executive Officer and President
--------------------------    (principal executive officer)
Menderes Akdag                Officer and Director

/s/ Robert C. Schweitzer      Chairman of the Board
--------------------------
Robert C. Schweitzer          Director

/s/ Bruce S. Rosenbloom       Chief Financial Officer and Treasurer
--------------------------    (principal financial and accounting officer)
Bruce S. Rosenbloom           Officer

/s/ Ronald J. Korn            Director
--------------------------
Ronald J. Korn

/s/ Gian M. Fulgoni           Director
--------------------------
Gian M. Fulgoni

/s/ Frank J. Formica          Director
--------------------------
Frank J. Formica