Form 10-Q
period 2007-06-30
PETMED EXPRESS INC
filed 2007-08-08
CIK 1040130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 000-28827
______________________

PETMED EXPRESS, INC.
(Exact name of registrant as specified in its charter)
______________________

FLORIDA	65-0680967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1441 S.W. 29th Avenue, Pompano Beach, Florida 33069
(Address of principal executive offices, including zip code)

(954) 979-5995
(Registrant’s telephone number, including area code)

N/A
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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” or “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,534,693 Common Shares, $.001 par value per share at August 8, 2007.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2007	2007
	(UNAUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$2,000,337	$316,470
Temporary investments	45,425,000	39,125,000
Accounts receivable, less allowance for doubtful
accounts of $43,000 and $28,000, respectively	2,106,908	1,369,521
Inventories - finished goods	15,674,851	16,086,207
Prepaid expenses and other current assets	1,211,554	1,071,171
Total current assets	66,418,650	57,968,369

Property and equipment, net	2,118,602	1,990,578
Deferred income taxes	1,136,867	894,540
Intangible asset	365,000	365,000

Total assets	$70,039,119	$61,218,487

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$5,724,897	$5,859,756
Income taxes payable	2,870,262	229,321
Accrued expenses and other current liabilities	2,301,279	1,265,837

Total liabilities	10,896,438	7,354,914

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized;
2,500 convertible shares issued and outstanding with a
liquidation preference of $4 per share	8,898	8,898
Common stock, $.001 par value, 40,000,000 shares authorized;
24,383,181 and 24,309,417 shares issued, respectively	24,383	24,309
Additional paid-in capital	15,563,828	15,213,254
Retained earnings	44,800,196	38,617,112
Less treasury stock, at cost; 97,300 and 0 shares, respectively	(1,254,624)	-

Total shareholders' equity	59,142,681	53,863,573

Total liabilities and shareholders' equity	$70,039,119	$61,218,487

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
	Three Months Ended
	June 30,
	2007	2006

Sales	$59,027,235	$50,673,353
Cost of sales	36,331,851	30,549,028

Gross profit	22,695,384	20,124,325

Operating expenses:
General and administrative	5,615,466	4,448,622
Advertising	8,482,781	8,328,718
Depreciation and amortization	127,934	135,301
Total operating expenses	14,226,181	12,912,641

Income from operations	8,469,203	7,211,684

Other income (expense):
Interest income	392,202	251,167
Other, net	231,656	100,402
Loss on disposal of property and equipment	-	(1,250)
Total other income (expense)	623,858	350,319

Income before provision for income taxes	9,093,061	7,562,003

Provision for income taxes	2,909,977	2,811,745

Net income	$6,183,084	$4,750,258

Net income per common share:
Basic	$0.26	$0.20
Dilutive	$0.25	$0.20

Weighted average number of common shares outstanding:
Basic	24,149,321	24,009,276
Dilutive	24,336,100	24,300,946

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$6,183,084	$4,750,258
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	127,934	135,301
Shared based compensation	359,469	223,146
Deferred income taxes	(242,327)	(34,196)
Loss on disposal of property and equipment	-	1,250
Bad debt expense	24,820	25,129
(Increase) decrease in operating assets
and increase (decrease) in liabilities:
Accounts receivable	(762,207)	(254,963)
Inventories - finished goods	411,356	1,259,533
Prepaid expenses and other current assets	(140,383)	(106,551)
Accounts payable	(134,859)	2,105,911
Income taxes payable	2,640,941	1,657,222
Accrued expenses and other current liabilities	1,035,442	193,702
Net cash provided by operating activities	9,503,270	9,955,742

Cash flows from investing activities:
Net change in temporary investments	(6,300,000)	(10,500,000)
Purchases of property and equipment	(255,958)	(204,627)
Net proceeds from the sale of property and equipment	-	400
Net cash used in investing activities	(6,555,958)	(10,704,227)

Cash flows from financing activities:
Purchases of treasury stock	(1,512,254)	-
Proceeds from the exercise of stock options	240,444	301,859
Tax benefit related to stock options exercised	8,365	79,719
Net cash (used in) provided by financing activities	(1,263,445)	381,578

Net increase (decrease) in cash and cash equivalents	1,683,867	(366,907)
Cash and cash equivalents, at beginning of period	316,470	366,907

Cash and cash equivalents, at end of period	$2,000,337	$-

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$503,000	$1,109,000

Retirement of treasury stock	$257,630	$-

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1: Summary of Significant Accounting Policies

Organization

PetMed Express, Inc. and subsidiaries, d/b/a 1-800-PetMeds (the “Company”), is a leading nationwide pet pharmacy. The Company markets prescription and non-prescription pet medications and other health products for dogs, cats, and horses direct to the consumer. The Company offers consumers an attractive alternative for obtaining pet medications in terms of convenience, price, and speed of delivery.

The Company markets its products through national television, on-line and direct mail/print advertising campaigns, which aim to increase the recognition of the “1-800-PetMeds” brand name, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases. The majority of all of the Company’s sales are to residents in the United States. The Company’s executive offices are located in Pompano Beach, Florida.

The Company’s fiscal year end is March 31, and references herein to fiscal 2008 or 2007 refer to the Company's fiscal years ending March 31, 2008 and 2007, respectively.

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at June 30, 2007 and the Statements of Income and Cash Flows for the three months ended June 30, 2007 and 2006. The results of operations for the three months ended June 30, 2007 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2008. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2007. The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated upon consolidation.

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

Recently Adopted Accounting Standards

The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), in the first quarter of fiscal 2008. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by FIN 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. Upon implementing FIN 48, the Company did not recognize any additional liabilities for unrecognized tax benefits. Other than the determination that nexus was established in another state, resulting in a reduction to the Company’s effective tax rate, the adoption of FIN 48 had no material impact on our condensed consolidated financial position, results of operations or cash flows.

In June 2006, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The scope of EITF 06-3 includes sales, use, value added, and some excise taxes that are assessed by a governmental authority on specific revenue-producing transactions between a seller and customer. EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method. EITF 06-3 was effective for the Company’s fiscal year beginning April 1, 2007. EITF 06-3 will not impact the method for recording these taxes in the Company’s consolidated financial statements as the Company historically has presented sales excluding these taxes.

The Company does not believe that any other recently issued, but not yet effective, accounting standard, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 2: Net Income Per Share

In accordance with the provisions of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” basic net income per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share includes the dilutive effect of potential stock options exercised and the effects of the potential conversion of preferred shares, calculated using the treasury stock method. Outstanding stock options and convertible preferred shares issued by the Company represent the only dilutive effect reflected in diluted weighted average shares outstanding. The following is a reconciliation of the numerators and denominators of the basic and diluted net income per common share computations for the periods presented:

	Three Months Ended
	June 30,
	2007	2006

Net income (numerator):

Net income	$6,183,084	$4,750,258

Shares (denominator):

Weighted average number of common shares
outstanding used in basic computation	24,149,321	24,009,276
Common shares issuable upon exercise
of stock options	176,654	281,545
Common shares issuable upon conversion
of preferred shares	10,125	10,125
Shares used in diluted computation	24,336,100	24,300,946

Net income per common share:

Basic	$0.26	$0.20
Diluted	$0.25	$0.20

For the three months ended June 30, 2007 and 2006, all common stock options were included in the diluted net income per common share computation as their exercise prices were less than the average market price of the common shares for the period.

Note 3: Accounting for Stock-Based Compensation

The Company records compensation expense associated with stock options in accordance with SFAS No. 123R, “Share Based Payment,” which is a revision of SFAS No. 123. The Company adopted the modified prospective transition method provided under SFAS No. 123R. Under this transition method, compensation expense associated with stock options recognized in the first quarter of fiscal year 2007, and in subsequent quarters, includes expense related to the remaining unvested portion of all stock option awards granted prior to April 1, 2006, the estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

As a result of the adoption of SFAS No. 123R, the Company’s operating income for the three months ended June 30, 2007 and 2006 includes approximately $197,000 and $223,000 of stock option compensation expense, respectively. The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of general and administrative expenses. As of June 30, 2007 and 2006, there was $860,000 and $1,734,000, respectively, of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of approximately 2 years. Cash received from stock options exercised for the three months ended June 30, 2007 and 2006 was $240,000 and $302,000, respectively. The income tax benefits from stock options exercised totaled $8,000 and $80,000 for the three months ended June 30, 2007 and 2006, respectively.

The PetMed Express, Inc. 1998 Stock Option Plan (the “Plan”), provides for the issuance of qualified options to officers and key employees, and nonqualified options to directors, consultants and other service providers, to purchase the Company’s common stock. The Company had reserved 5,000,000 shares of common stock for issuance under the Plan. The exercise prices of options issued under the Plan must be equal to or greater than the market price of the Company's common stock as of the date of issuance. The Company had 631,404 and 775,352 options outstanding under the Plan at June 30, 2007 and 2006, respectively. Options generally vest ratably over a three-year period commencing on the first anniversary of the grant with respect to options granted to employees/directors under the Plan. No options were issued during the quarter. The 1998 Plan expires on July 31, 2008.

On July 28, 2006, the Company received shareholder approval for the adoption of the 2006 Employee Equity Compensation Restricted Stock Plan (the “Employee Plan”) and the 2006 Outside Director Equity Compensation Restricted Stock Plan (the “Director Plan”). The purpose of the plans is to promote the interests of the Company by securing and retaining both employees and outside directors. The Company has reserved 1,000,000 shares of common stock for issuance under the Employee Plan. The Company has reserved 200,000 shares of common stock for issuance under the Director Plan. The value of the restricted stock is determined based on the market value of the stock at the issuance date. The restriction period or forfeiture period is determined by the Company’s Board, to be no less than 1 year and no more than ten years. The Company issued 60,650 shares of restricted stock to certain employees under the Employee plan during the quarter. The Company had 196,025 restricted common shares issued under the Employee Plan and 20,000 restricted common shares issued under the Director Plan at June 30, 2007, the fair value of which is being amortized over the three-year restriction period. For the three months ended June 30, 2007 and 2006, the Company recognized $162,000 and $0 of restricted stock compensation expense related to the Employee and Director Plans, respectively.

Note 4: Temporary Investments

During fiscal 2007 the Company had reclassified its auction rate securities (“ARS”) from cash and cash equivalents to temporary investments on its balance sheet in accordance with recent accounting pronouncements. This reclassification affected both the balance sheet in fiscal 2007 and cash flow statement in fiscal 2007, but it did not affect net income or working capital in fiscal 2007. In accordance with Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” no changes to financial statements issued in prior years were deemed necessary. In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, temporary investments are accounted for as trading securities. Trading securities are securities that are bought and held principally for the purpose of selling in the near term. The Company believes that notwithstanding the reclassification, the investments in ARS are short term and highly liquid, and readily convertible to known amounts of cash, and that they present an insignificant risk of change in value due to market changes in interest rates. At June 30, 2007 and 2006, the Company had $45,425,000 and $33,350,000 of temporary investments, respectively.

Note 5: Commitments and Contingencies

The Company is a party to routine litigation and administrative complaints incidental to its business. Management does not believe that the resolution of any or all of such routine litigation and administrative complaints is likely to have a material adverse effect on the Company’s financial condition or results of operations. The Company has settled complaints that had been filed with various states’ pharmacy boards in the past. There can be no assurances made that other states will not attempt to take similar actions against the Company in the future. Legal costs related to the above matters are expensed as incurred.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Summary

PetMed Express was incorporated in the State of Florida in January 1996. The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “PETS.” The Company began selling pet medications and other pet health products in September 1996, and issued its first catalog in the fall of 1997. This catalog displayed approximately 1,200 items, including prescription and non-prescription pet medications, other pet health products and pet accessories. In fiscal 2001, the Company focused its product line on approximately 600 of the most popular pet medications and other health products for dogs and cats. Presently, the Company’s product line includes approximately 750 of the most popular pet medications and other health products for dogs, cats, and horses.

The Company markets its products through national television, on-line, and direct mail/print advertising campaigns which direct consumers to order by phone or on the Internet, and aim to increase the recognition of the “1-800-PetMeds” brand name. The Company’s sales consist of products sold mainly to retail customers and minimally to wholesale customers. Typically, the Company’s customers pay by credit card or check at the time the order is shipped. The Company usually receives cash settlement in two to three banking days for sales paid by credit cards, which minimizes the accounts receivable balances relative to the Company’s sales. The Company’s sales returns average was approximately 1.5% and 1.7% of sales for the quarters ended on June 30, 2007 and 2006, respectively. The twelve-month average retail purchase was approximately $80 per order, and the three-month average retail purchase was approximately $84 per order for both of the quarters ended June 30, 2007 and 2006.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and the results of our operations are based upon our consolidated financial statements and the data used to prepare them. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. On an ongoing basis we re-evaluate our judgments and estimates including those related to product returns, bad debts, inventories, long-lived assets, income taxes, litigation and contingencies. We base our estimates and judgments on our historical experience, knowledge of current conditions, and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. Our estimates are guided by observing the following critical accounting policies.

Revenue recognition

The Company generates revenue by selling pet medication products primarily to retail customers and minimally to wholesale customers. The Company’s policy is to recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the customer. Outbound shipping and handling fees are included in sales and are billed upon shipment. Shipping expenses are included in cost of sales.

The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize accounts receivable balances relative to sales. In certain instances revenue recognition is based on estimates of product returns, allowances, and other factors. The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from the customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends. At June 30, 2007 and 2006, the allowance for doubtful accounts was approximately $43,000 and $28,000, respectively.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. At June 30, 2007 and 2006, the inventory reserve was approximately $118,000 and $280,000, respectively.

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

Accounting for income taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, which generally requires the recognition of deferred tax assets and liabilities for the expected future tax benefits or consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting carrying values and the tax bases of assets and liabilities, and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse.

Results of Operations

The following should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended June 30,
	2007	2006

Sales	100.0%	100.0%
Cost of sales	61.6	60.3

Gross profit	38.4	39.7

Operating expenses:
General and administrative	9.5	8.8
Advertising	14.4	16.4
Depreciation and amortization	0.2	0.3
Total operating expenses	24.1	25.5

Income from operations	14.3	14.2

Other income (expense)	1.1	0.7

Income before provision for income taxes	15.4	14.9

Provision for income taxes	4.9	5.5

Net income	10.5%	9.4%

Three Months Ended June 30, 2007 Compared With Three Months Ended June 30, 2006

Sales

Sales increased by approximately $8,354,000, or 16.5%, to approximately $59,027,000 for the quarter ended June 30, 2007, from approximately $50,673,000 for the quarter ended June 30, 2006. The increase in sales for the three months ended June 30, 2007 can be primarily attributed to increased retail reorders and new orders, offset by decreased wholesale sales. The following chart illustrates sales by various sales classifications:

	Three Months Ended June 30,
	2007	%	2006	%	$ Variance	% Variance

Reorder Sales	$39,986,000	67.8%	$33,910,000	66.9%	$6,076,000	17.9%
New Order Sales	$18,960,000	32.1%	$16,494,000	32.6%	$2,466,000	15.0%
Wholesale Sales	$81,000	0.1%	$269,000	0.5%	$(188,000)	-69.9%

Total Net Sales	$59,027,000	100.0%	$50,673,000	100.0%	$8,354,000	16.5%

Internet Sales	$37,894,000	64.2%	$30,144,000	59.4%	$7,750,000	25.7%
Contact Center Sales	$21,133,000	35.8%	$20,529,000	40.6%	$604,000	2.9%

Total Net Sales	$59,027,000	100.0%	$50,673,000	100.0%	$8,354,000	16.5%

The Company has committed certain amounts specifically designated towards television, direct mail/print and on-line advertising to stimulate sales, create brand awareness, and acquire new customers. As indicated in the chart above, retail reorder sales have increased by approximately $6,076,000, or 17.9%, to approximately $39,986,000 for the three months ended June 30, 2007, from approximately $33,910,000 for the three months ended June 30, 2006. Retail new order sales have increased by approximately $2,466,000, or 15.0%, to approximately $18,960,000 for the three months ended June 30, 2007, from approximately $16,494,000 for the three months ended June 30, 2006. Wholesale sales have decreased by approximately $188,000, or 69.9%, to approximately $81,000 for the three months ended June 30, 2007, from approximately $269,000 for the three months ended June 30, 2006. The decrease in wholesale sales for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006 can be attributed to a strategic business decision to focus more on retail customers and limit wholesale sales. We may continue to limit our wholesale sales in the future to concentrate our business on retail sales.

Internet sales have increased by approximately $7,750,000, or 25.7%, to approximately $37,894,000 for the three months ended June 30, 2007, from approximately $30,144,000 for the three months ended June 30, 2006. Contact center sales have increased by approximately $604,000, or 2.9%, to approximately $21,133,000 for the three months ended June 30, 2007, from approximately $20,529,000 for the three months ended June 30, 2006. For the quarter ended June 30, 2007, approximately 64% of all sales were generated via the Internet compared to 59% for the same period the prior year. The Company acquired approximately 236,000 new customers for the quarter ended June 30, 2007, compared to approximately 207,000 new customers for the same period the prior year. There can be no assurances that this growth trend will continue, due to increased price competition from veterinarians and traditional and on-line retailers.

The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm and flea and tick medications. For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2007, the Company’s sales were approximately 31%, 27%, 19%, and 23%, respectively.

Cost of sales

Cost of sales increased by approximately $5,783,000, or 18.9%, to approximately $36,332,000 for the quarter ended June 30, 2007, from approximately $30,549,000 for the quarter ended June 30, 2006. The increase in cost of sales is directly related to the increase in sales in the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006. As a percent of sales, the cost of sales was 61.6% and 60.3% for the quarters ended June 30, 2007 and 2006, respectively. The percentage increase can be attributed to increases in our product and freight costs.

Gross profit

Gross profit increased by approximately $2,571,000, or 12.8%, to approximately $22,695,000 for the quarter ended June 30, 2007, from approximately $20,124,000 for the quarter ended June 30, 2006. Gross profit as a percentage of sales was 38.4% and 39.7% for the three months ended June 30, 2007 and 2006, respectively. The percentage decrease can be attributed to increases in our product and freight costs.

General and administrative expenses

General and administrative expenses increased by approximately $1,166,000, or 26.2%, to approximately $5,615,000 for the quarter ended June 30, 2007, from approximately $4,449,000 for the quarter ended June 30, 2006. The increase in general and administrative expenses for the three months ended June 30, 2007 was primarily due to the following: a $470,000 increase to payroll expenses, with $136,000 of the increase due to the recognition of additional stock based compensation expense during the quarter relating to the issuance of restricted stock, and the remaining increase also attributed to the addition of new employees in the customer care and pharmacy departments enabling the company to sustain its growth; a $386,000 one-time charge due to the fact that nexus was established in another state, relating to state/county sales tax which was not collected on behalf of our customers; a $187,000 increase to bank service and credit card fees; and a $57,000 increase to office expenses which can be directly attributed to increased sales in the quarter; a $48,000 increase to licenses and fees relating to a quarterly California mill assessment; and a $46,000 increase in other expenses which includes mainly professional fees, property and insurance expenses. Offsetting the increase was a $28,000 decrease to telephone and travel-related expenses.

Advertising expenses

Advertising expenses increased by approximately $154,000, or 1.9%, to approximately $8,483,000 for the quarter ended June 30, 2007, from approximately $8,329,000 for the quarter ended June 30, 2006. As a percentage of sales, advertising expense was 14.4% and 16.4% for the three months ended June 30, 2007 and 2006, respectively. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, for the quarter ended June 30, 2007 was $36, compared to $40 for the same period the prior year. The Company currently anticipates advertising as a percentage of sales to range from approximately 14.0% to 16.0% for fiscal 2008. However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability. For the fiscal year ended March 31, 2007, quarterly advertising expenses as a percentage of sales ranged between 12% and 18%.

Depreciation and amortization expenses

Depreciation and amortization expenses decreased by approximately $7,000, or 5.4%, to approximately $128,000 for the quarter ended June 30, 2007, from approximately $135,000 for the quarter ended June 30, 2006. This decrease to depreciation and amortization expense for the quarter ended June 30, 2007 can be attributed to the fact that existing property and equipment items have been fully depreciated.

Other income

Other income increased by approximately $274,000, or 78.1%, to approximately $624,000 for the quarter ended June 30, 2007 from approximately $350,000 for the quarter ended June 30, 2006. The increase to other income can be primarily attributed to increased interest income due to increases in the Company’s cash balance, which is swept into an interest-bearing overnight account, and a tax-free short term investment account. The increase can also be attributed to additional advertising revenue generated from our website. Interest income may decrease in future years if the Company utilizes its cash balances on its $20,000,000 share repurchase plan, with approximately $18,488,000 remaining, or on its operating activities.

Provision for income taxes

For the quarters ended June 30, 2007 and 2006, the Company recorded an income tax provision for approximately $2,910,000 and $2,812,000, respectively. The income tax provision includes a tax benefit of approximately $300,000 which relates to an income tax over-accrual for the fiscal year ended March 31, 2007. During the quarter ended June 30, 2007, it was determined that the Company was no longer a full tax payer in the state of Florida, due to the fact that it established nexus in another state. This event triggered a lower effective tax rate in the year ended March 31, 2007 and for future quarters. This event resulted in an effective tax rate of 32.0% for the quarter ended June 30, 2007 and 37.2%, for the same quarter in the prior year. Excluding the one-time true-up benefit of $300,000 the Company’s effective tax rate would have been approximately 35.3%. For fiscal 2008, the Company estimates its effective tax rate to be approximately 1.5% less than it was in fiscal 2007.

Liquidity and Capital Resources

  The Company’s working capital at June 30, 2007 and March 31, 2007 was $55,522,000 and $50,613,000, respectively. The $4,909,000 increase in working capital was primarily attributable to cash flow generated from operations, interest income on temporary investments, and the exercise of stock options. Net cash provided by operating activities was $9,503,000 and $9,956,000 for the three months ended June 30, 2007 and 2006, respectively. Net cash used in investing activities was $6,556,000 and $10,704,000 for the three months ended June 30, 2007 and 2006, respectively. This $4,148,000 decrease can be attributed to a lesser amount of purchases of temporary investments. Net cash used in financing activities was $1,263,000 for the three months ended June 30, 2007, compared to net cash provided by financing activities of $382,000 for the three months ended June 30, 2006. This is primarily due to the Company repurchasing 117,300 shares of its common stock for approximately $1,512,000 during the first quarter of fiscal 2008.

As of March 31, 2007 and 2006 the Company had no outstanding lease commitments except for the lease for its executive offices and warehouse. The Company had financed certain equipment acquisitions with capital leases. The Company has approximately $250,000 planned for capital expenditure commitments to further the Company’s growth during fiscal 2008, which will be funded through cash from operations.

The Company’s source of working capital includes cash from operations, interest income on temporary investments, and the exercise of stock options. The Company presently has no need for other alternative sources of working capital, and has no commitments or plans to obtain additional capital. If in the future the Company seeks to raise additional capital through the sale of equity securities, no assurances can be given that the Company will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to the Company. Further, there can be no assurances that even if such additional capital is obtained the Company will sustain profitability or positive cash flow.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. Our financial instruments include cash and cash equivalents, temporary investments, accounts receivable, and accounts payable. The book values of cash equivalents, temporary investments, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and temporary investments. As of June 30, 2007, we had $2,000,337 of cash and cash equivalents and $45,425,000 of temporary investments. A majority of our cash and cash equivalents and investments generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments. It would also impact the market value of our investments. Our investments are subject to market risk, primarily interest rate and credit risk. Our investments are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting our investments to high quality debt instruments with relatively short-term maturities. We do not utilize financial instruments for long term trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risk. At June 30, 2007, we had no debt obligations.

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended June 30, 2007, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect, or is reasonably likely to materially affect, our internal controls over financial reporting during the period covered by this report.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our annual report on Form 10-K for fiscal year 2007 for additional information concerning these and other uncertainties that could negatively impact the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not make any sales of unregistered securities during the first quarter of fiscal year 2008.

Issuer Purchases of Equity Securities

This table provides information with respect to purchases by the Company of shares of common stock during the first quarter of fiscal year 2008:

Month / Year	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)

April 2007 (April 1, 2007 to April 30, 2007)	-	-	-	$ 20,000,000

May 2007 (May 1, 2007 to May 31, 2007)	-	-	-	$ 20,000,000

June 2007 (June 1, 2007 to June 30, 2007)	117,300	$ 12.90	117,300	$ 18,487,746

(1)
In November 2006, the Company announced that the Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock from time to time through negotiated or open market transactions. The repurchase program does not have an expiration date and the program did not expire, nor did the Company terminate the program, during the period covered by the table.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our Annual Meeting of Stockholders in Ft. Lauderdale, Florida on August 3, 2007. Stockholders voted on the following proposals:

1.	To elect five Directors to the Board of Directors for a one-year term expiring in 2008;
2.	To ratify the appointment of Goldstein Golub Kessler LLP, as the independent registered public accounting firm for the Company to serve for the 2008 fiscal year;

With a majority of the outstanding shares voting either by proxy or in person, PetMed Express, Inc. stockholders approved proposals 1 and 2, with voting as follows:

Proposal 1.	For	Abstain/Withhold
Election of directors:
Menderes Akdag	20,447,822	502,782
Frank J. Formica	20,464,802	485,802
Gian M. Fulgoni	20,453,202	497,402
Ronald J. Korn	20,461,630	488,974
Robert C. Schweitzer	20,450,392	500,212

Proposal 2.	For	Against	Abstain

To ratify the appointment of Goldstein Golub Kessler LLP, as the, independent registered public accounting firm for the Company.	20,752,864	149,006	48,734

ITEM 5.      OTHER INFORMATION.

None

ITEM 6.     EXHIBITS

The following exhibits are filed as part of this report.

31.1
Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2007, Commission File No. 000-28827).

31.2
Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2007, Commission File No. 000-28827).

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2007, Commission File No. 000-28827).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.
 (The “Registrant”)

Date: August 8, 2007

By:  /s/ Menderes Akdag
            Menderes Akdag

      Chief Executive Officer and President
      (principal executive officer)

By: /s/ Bruce S. Rosenbloom
      Bruce S. Rosenbloom

      Chief Financial Officer
      (principal financial and accounting officer)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

PETMED EXPRESS, INC

_______________________

FORM 10-Q

FOR THE QUARTER ENDED:

JUNE 30, 2007

_______________________

EXHIBITS

_______________________

EXHIBIT INDEX

Exhibit Number	Description	Number of Pages in Original Document	Incorporated By Reference

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1	**

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1	**

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	1	**

** Filed herewith