Form 10-Q
period 2007-09-30
PETMED EXPRESS INC
filed 2007-11-05
CIK 1040130

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C. 20549

                           FORM 10-Q

                           (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2007

                              or

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

Yes [ ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,477,976 Common Shares, $.001 par value per share at November 2, 2007.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

               PETMED EXPRESS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS


                                                         September 30       March 31,
                                                             2007              2007
                                                         ------------     ------------
                                                          (UNAUDITED)
                            ASSETS
                            ------
ASSETS
Current assets:
   Cash and cash equivalents                          $     7,390,269  $       316,470
   Temporary investments                                   44,850,000       39,125,000
   Accounts receivable, less allowance for doubtful
      accounts of $31,000 and $28,000, respectively         1,535,442        1,369,521
   Inventories - finished goods                            14,950,086       16,086,207
   Prepaid income taxes                                     1,207,496                -
   Prepaid expenses and other current assets                  968,927        1,071,171
                                                         ------------     ------------
          Total current assets                             70,902,220       57,968,369

   Property and equipment, net                              2,025,129        1,990,578
   Deferred income taxes                                    1,239,521          894,540
   Intangible asset                                           365,000          365,000
                                                         ------------     ------------
Total assets                                          $    74,531,870  $    61,218,487
                                                         ============     ============

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

Current liabilities:
   Accounts payable                                   $     7,281,685  $     5,859,756
   Income taxes payable                                             -          229,321
   Accrued expenses and other current liabilities           1,622,155        1,265,837
                                                         ------------     ------------
Total liabilities                                           8,903,840        7,354,914
                                                         ------------     ------------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.001 par value, 5,000,000
      shares authorized; 2,500 convertible shares
      issued and outstanding with a liquidation
      preference of $4 per share                                8,898            8,898
   Common stock, $.001 par value, 40,000,000
      shares authorized; 24,473,676 and 24,309,417
      shares issued and outstanding, respectively              24,474           24,309
   Additional paid-in capital                              16,319,836       15,213,254
   Retained earnings                                       49,325,922       38,617,112
   Less treasury stock, at cost 3,674 and 0 shares,
      respectively                                            (51,100)               -
                                                         ------------     ------------

          Total shareholders' equity                       65,628,030       53,863,573
                                                         ------------     ------------

Total liabilities and shareholders' equity            $    74,531,870  $    61,218,487
                                                         ============     ============


See accompanying notes to condensed consolidated financial statements.

                PETMED EXPRESS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (UNAUDITED)

                                    Three Months Ended                 Six Months Ended
                                       September 30,                     September 30,
                                    2007           2006              2007           2006
                                 -----------    -----------      ------------    -----------
Sales                          $  51,537,197  $  43,812,754    $  110,564,432   $ 94,486,107
Cost of sales                     31,882,937     26,890,113        68,214,788     57,439,141
                                 -----------    -----------      ------------    -----------

Gross profit                      19,654,260     16,922,641        42,349,644     37,046,966
                                 -----------    -----------      ------------    -----------

Operating expenses:
  General and administrative       5,344,320      4,320,703        10,959,786      8,769,325
  Advertising                      8,072,127      7,670,641        16,554,908     15,999,359
  Depreciation and amortization      151,715        130,851           279,649        266,152
                                 -----------    -----------      ------------    -----------
Total operating expenses          13,568,162     12,122,195        27,794,343     25,034,836
                                 -----------    -----------      ------------    -----------

Income from operations             6,086,098      4,800,446        14,555,301     12,012,130
                                 -----------    -----------      ------------    -----------

Other income (expense):
  Interest income                    481,051        336,817           873,253        587,984
  Other, net                         193,274        136,763           424,930        237,165
  Loss on disposal of
    property and equipment                 -              -                 -         (1,250)
                                 -----------    -----------      ------------    -----------
Total other income (expense)         674,325        473,580         1,298,183        823,899
                                 -----------    -----------      ------------    -----------

Income before provision for
  income taxes                     6,760,423      5,274,026        15,853,484     12,836,029

Provision for income taxes         2,234,697      1,959,055         5,144,674      4,770,800
                                 -----------    -----------      ------------    -----------

Net income                     $   4,525,726  $   3,314,971    $   10,708,810   $  8,065,229
                                 ===========    ===========      ============    ===========
Net income per common share:
   Basic                       $        0.19  $        0.14    $         0.44   $       0.33
                                 ===========    ===========      ============    ===========
   Dilutive                    $        0.18  $        0.14    $         0.44   $       0.33
                                 ===========    ===========      ============    ===========

Weighted average number of
  common shares outstanding:
   Basic                          24,214,543     24,172,319        24,182,110     24,091,242
                                 ===========    ===========      ============    ===========
   Dilutive                       24,467,039     24,240,345        24,401,570     24,223,267
                                 ===========    ===========      ============    ===========

See accompanying notes to condensed consolidated financial statements.

                 PETMED EXPRESS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)


                                                                 Six Months Ended
                                                                   September 30,
                                                                 2007          2006
                                                              ----------    ----------
Cash flows from operating activities:
  Net income                                                $ 10,708,810  $  8,065,229
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                               279,649       266,152
     Share based compensation                                    792,637       489,488
     Deferred income taxes                                      (344,981)      (79,661)
     Loss on disposal of property and equipment                        -         1,250
     Bad debt expense                                             22,870        27,565
     (Increase) decrease in operating assets
       and increase (decrease) in liabilities:
         Accounts receivable                                    (188,791)     (375,017)
         Inventories - finished goods                          1,136,121     5,134,115
         Prepaid income taxes                                 (1,207,496)            -
         Prepaid expenses and other current assets               102,244    (1,118,681)
         Other assets                                                  -        14,167
         Accounts payable                                      1,421,929     3,507,594
         Income taxes payable                                   (229,321)     (958,318)
         Accrued expenses and other current liabilities          356,318        34,717
                                                              ----------    ----------
Net cash provided by operating activities                     12,849,989    15,008,600
                                                              ----------    ----------

Cash flows from investing activities:
  Net change in temporary investments                         (5,725,000)  (15,575,000)
  Purchases of property and equipment                           (314,200)     (302,139)
                                                              ----------    ----------
Net proceeds from the sale of property and equipment                   -           400
                                                              ----------    ----------
Net cash used in investing activities                         (6,039,200)  (15,876,739)
                                                              ----------    ----------

Cash flows from financing activities:
  Purchases of treasury stock                                 (2,504,056)            -
  Proceeds from the exercise of stock options                  2,585,593       421,513
  Tax benefit related to stock options exercised                 181,473        79,719
                                                              ----------    ----------
Net cash provided by financing activities                        263,010       501,232
                                                              ----------    ----------

Net increase (decrease) in cash and cash equivalents           7,073,799      (366,907)
Cash and cash equivalents, at beginning of period                316,470       366,907
                                                              ----------    ----------

Cash and cash equivalents, at end of period                 $  7,390,269  $          -
                                                              ==========    ==========
Supplemental disclosure of cash flow information:

  Cash paid for income taxes                                $  6,745,000  $  6,364,063
                                                              ==========    ==========

  Retirement of treasury stock                              $  2,452,956  $          -
                                                              ==========    ==========


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

   The Company markets its products through national television, on-line, and direct mail/print advertising campaigns, which aim to increase the recognition of the "1-800-PetMeds" brand name, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases. The majority of all of the Company's sales are to residents in the United States. The Company's executive offices are located in Pompano Beach, Florida.

   The Company's fiscal year end is March 31, and references herein to fiscal 2008 or 2007 refer to the Company's fiscal years ending March 31, 2008 and 2007, respectively.

Basis of Presentation and Consolidation

   The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at September 30, 2007 and the Statements of Income for the three and six months ended September 30, 2007 and 2006 and Statements of Cash Flows for the six months ended September 30, 2007 and 2006. The results of operations for the three and six months ended September 30, 2007 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2008. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2007. The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated upon consolidation.

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

Recently Adopted Accounting Standards

   The Company adopted the provisions of the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), in the first quarter of fiscal 2008. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by FIN 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the Condensed Consolidated Financial Statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. Upon implementing FIN 48, the Company did not recognize any additional liabilities for unrecognized tax positions. Other than the determination that nexus was established in another state, resulting in a reduction to the Company's effective tax rate, the adoption of FIN 48 had no material impact on our condensed consolidated financial position, results of operations, or cash flows.

   In June 2006, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)." The scope of
EITF 06-3 includes sales, use, value added, and some excise taxes that are assessed by a governmental authority on specific revenue-producing transactions between a seller and customer. EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method. EITF 06-3 was effective for the Company's fiscal year beginning April 1, 2007. EITF 06-3 will not impact the method for recording these taxes in the Company's Condensed Consolidated Financial Statements as the Company historically has presented sales excluding these taxes.

   The Company does not believe that any other recently issued, but not yet effective, accounting standard, if currently adopted, will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

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

                                    Three Months Ended                 Six Months Ended
                                       September 30,                     September 30,
                                    2007           2006              2007           2006
                                 -----------    -----------      -----------    -----------

Net income (numerator):

  Net income                   $   4,525,726  $   3,314,971    $  10,708,810  $   8,065,229
                                 ===========    ===========      ===========    ===========

Shares (denominator):

  Weighted average number of
    common shares outstanding
    used in basic computation     24,214,543     24,172,319       24,182,110     24,091,242
  Common shares issuable upon
    exercise of stock options        242,371         57,901          209,335        121,900
  Common shares issuable upon
    conversion of preferred
    shares                            10,125         10,125           10,125         10,125
                                 -----------    -----------      -----------    -----------
  Shares used in diluted
    computation                   24,467,039     24,240,345       24,401,570     24,223,267
                                 ===========    ===========      ===========    ===========

Net income per common share:

  Basic                         $       0.19  $        0.14    $        0.44   $       0.33
                                 ===========    ===========      ===========    ===========
  Diluted                       $       0.18  $        0.14    $        0.44   $       0.33
                                 ===========    ===========      ===========    ===========

	For the three and six months ended September 30, 2007 and 2006, all common stock options were included in the diluted net income per share computation as their exercise prices were less than the average market price of the common shares for the period.

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

   As a result of the adoption of SFAS No. 123R, the Company's operating income for the three months ended September 30, 2007 and 2006 includes approximately $197,000 and $223,000 of stock option compensation expense, respectively. Operating income for the six months ended September 30, 2007 and 2006 includes approximately $395,000 and $446,000 of stock option compensation expense, respectively. The compensation expense related to all of the Company's stock-based compensation arrangements is recorded as a component of general and administrative expenses. As of September 30, 2007 and 2006, there was approximately $662,000 and $1,511,000, respectively, of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of approximately 2 years. Cash received from stock options exercised for the three months ended September 30, 2007 and 2006 was $2,346,000 and $120,000, respectively, and for the six months ended September 30, 2007 and 2006 was $2,586,000 and $422,000, respectively. The income tax benefits from stock options exercised totaled $181,000 and $80,000 for the six months ended September 30, 2007 and 2006, respectively.

   The PetMed Express, Inc. 1998 Stock Option Plan (the "Plan"), provides for the issuance of qualified options to officers and key employees, and nonqualified options to directors, consultants and other service providers, to purchase the Company's common stock. The Company had reserved 5,000,000 shares of common stock for issuance under the Plan. The exercise prices of options issued under the Plan must be equal to or greater than the market price of the Company's common stock as of the date of issuance. The Company had 397,577 and 672,684 options outstanding under the Plan at September 30, 2007 and
2006, respectively.   Options generally vest ratably over a three-year
period commencing on the first anniversary of the grant with respect to options granted to employees/directors under the Plan. No options were issued during the quarter. The 1998 Plan expires on July 31, 2008.

   On July 28, 2006, the Company received shareholder approval for the adoption of the 2006 Employee Equity Compensation Restricted Stock Plan (the "Employee Plan") and the 2006 Outside Director Equity Compensation Restricted Stock Plan (the "Director Plan"). The purpose of the plans is to promote the interests of the Company by securing and retaining both employees and outside directors. The Company has reserved 1,000,000 shares of common stock for issuance under the Employee Plan. The Company has reserved 200,000 shares of common stock for issuance under the Director Plan. The value of the restricted stock is determined based on the market value of the stock at the issuance date. The restriction period or forfeiture period is determined by the Company's Board, to be no less than 1 year and no more than ten years. The Company issued 24,000 shares of restricted stock to certain directors under the Director Plan during the quarter. The Company had 196,025 restricted common shares issued under the Employee Plan and 44,000 restricted common shares issued under the Director Plan at September 30, 2007 all shares of which were issued subject to a restriction or forfeiture period which will lapse ratably on the first, second and third anniversary of the date of grant, and the fair value of which is being amortized over the three-year restriction period. For the three months ended September 30, 2007 and 2006, the Company recognized $236,000 and $43,000 of restricted stock compensation expense related to the Employee and Director Plans, respectively, and for the six months ended September 30, 2007 and 2006, the Company recognized $398,000 and $43,000, respectively.

Note 4:  Temporary Investments

   During fiscal 2007 the Company had reclassified its auction rate securities ("ARS") from cash and cash equivalents to temporary investments on its balance sheet in accordance with recent accounting pronouncements. This reclassification affected both the balance sheet in fiscal 2007 and cash flow statement in fiscal 2007, but it did not affect net income or working capital in fiscal 2007. In accordance with Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," no changes to financial statements issued in prior years were deemed necessary. In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, temporary investments are accounted for as trading securities.
Trading securities are securities that are bought and held principally for the purpose of selling in the near term. The Company believes that notwithstanding the reclassification, the investments in ARS are short term and highly liquid, and readily convertible to known amounts of cash, and that they present an insignificant risk of change in value due to market changes in interest rates. At September 30, 2007 and 2006, the Company had $44,850,000 and $38,425,000 of temporary investments, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Summary

   PetMed Express was incorporated in the state of Florida in January 1996. The Company's common stock is traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol "PETS." The Company began selling pet medications and other pet health products in September 1996. Presently, the Company's product line includes approximately 750 of the most popular pet medications and other health products for dogs, cats, and horses.

The Company markets its products through national television, online, and direct mail/print advertising campaigns which direct consumers to order by phone or on the Internet, and aim to increase the recognition of the "1-800-PetMeds" brand name. The Company's sales consist of products sold mainly to retail consumers and minimally to wholesale customers. Typically, the Company's customers pay by credit card or check at the time the order is shipped. The Company usually receives cash settlement in two to three banking days for sales paid by credit cards, which minimizes the accounts receivable balances relative to the Company's sales. The Company's sales returns average was approximately 1.7% for both of the quarters ended on September 30, 2007 and 2006. The three month average retail purchase was approximately $79 per order for the quarter ended September 30, 2007, compared to $77 per order for the quarter ended September 30, 2006. The six month average retail purchase was approximately $82 per order for the six months ended September 30, 2007, compared to $80 per order for the six months ended September 30, 2006.

Critical Accounting Policies

   Our discussion and analysis of our financial condition and the results of our operations are based upon our Condensed Consolidated Financial Statements and the data used to prepare them. The Company's Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. On an ongoing basis we re-evaluate our judgments and estimates including those related to product returns, bad debts, inventories, long-lived assets, income taxes, litigation, and contingencies. We base our estimates and judgments on our historical experience, knowledge of current conditions, and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. Our estimates are guided by observing the following critical accounting policies.

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

   The majority of the Company's sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize accounts receivable balances relative to sales. The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from the customers' inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends. At September 30, 2007 and 2006 the allowance for doubtful accounts was approximately $31,000 and $30,000, respectively.

Valuation of inventory

   Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. At September 30, 2007 and 2006, the inventory reserve was approximately $113,000 and $201,000, respectively.

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

Results of Operations

   The following should be read in conjunction with the Company's
Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in the Company's Condensed Consolidated Statements of Income:

                                    Three Months Ended                 Six Months Ended
                                       September 30,                     September 30,
                                    2007           2006              2007           2006
                                 -----------    -----------      -----------    -----------
Sales                                  100.0 %        100.0 %          100.0 %        100.0 %
Cost of sales                           61.9           61.4             61.7           60.8
                                 -----------    -----------      -----------    -----------
Gross profit                            38.1           38.6             38.3           39.2
                                 -----------    -----------      -----------    -----------

Operating expenses:
  General and administrative            10.3            9.8              9.9            9.3
  Advertising                           15.7           17.5             15.0           16.9
  Depreciation and amortization          0.3            0.3              0.2            0.3
                                 -----------    -----------      -----------    -----------
Total operating expenses                26.3           27.6             25.1           26.5
                                 -----------    -----------      -----------    -----------

Income from operations                  11.8           11.0             13.2           12.7
                                 -----------    -----------      -----------    -----------

Other income                             1.3            1.1              1.2            0.9
                                 -----------    -----------      -----------    -----------

Income before provision for
  income taxes                          13.1           12.1             14.4           13.6

Provision for income taxes               4.3            4.5              4.7            5.1
                                 -----------    -----------      -----------    -----------

Net income                               8.8 %          7.6 %            9.7 %          8.5 %
                                 ===========    ===========      ===========    ===========

Three Months Ended September 30, 2007 Compared With Three Months Ended September 30, 2006, and Six Months Ended September 30, 2007 Compared With Six Months Ended September 30, 2006

Sales

	Sales increased by approximately $7,724,000, or 17.6%, to approximately $51,537,000 for the quarter ended September 30, 2007, from approximately $43,813,000 for the quarter ended September 30, 2006. For the six months ended September 30, 2007, sales increased by approximately $16,078,000, or 17.0%, to approximately $110,564,000 compared to sales of approximately $94,486,000 for the six months ended September 30, 2006.

	The increase in sales for the three and six months ended September 30, 2007 can be attributed primarily to increased retail reorders and new orders, offset by decreased wholesale sales. The Company has committed certain amounts specifically designated towards television, direct mail/print and online advertising to stimulate sales, create brand awareness, and acquire new customers. The Company acquired approximately 222,000 new customers for the quarter ended September
30, 2007, compared to approximately 212,000 new customers for the same period the prior year. For the six months ended September 30, 2007, the Company acquired approximately 458,000 new customers, compared to approximately 419,000 new customers for the same period the prior year. There can be no assurances that this growth trend will continue, due to increased price competition from veterinarians and traditional and online retailers. The following chart illustrates sales by various sales classifications:

                                          Three Months Ended September 30,

                            2007        %          2006         %     $ Variance    % Variance
                       -----------------------------------------------------------------------
Reorder Sales          $ 35,025,000   68.0 %   $ 28,108,000   64.2 %  $  6,917,000     24.6 %
New Order Sales        $ 16,459,000   31.9 %   $ 15,511,000   35.4 %  $    948,000      6.1 %
Wholesale Sales        $     53,000    0.1 %   $    194,000    0.4 %  $   (141,000)   (72.7)%
                       ------------  -----     ------------  -----    ------------    -----
Total Net Sales        $ 51,537,000  100.0 %   $ 43,813,000  100.0 %  $  7,724,000     17.6 %
                       ============  =====     ============  =====    ============    =====

Internet Sales         $ 33,686,000   65.4 %   $ 27,448,000   62.5 %  $  6,238,000     22.7 %
Contact Center Sales   $ 17,851,000   34.6 %   $ 16,365,000   37.5 %  $  1,486,000      9.1 %
                       ------------  -----     ------------  -----    ------------    -----
Total Net Sales        $ 51,537,000  100.0 %   $ 43,813,000  100.0 %  $  7,724,000     17.6 %
                       ============  =====     ============  =====    ============    =====

                                            Six Months Ended September 30,

                            2007        %          2006         %     $ Variance    % Variance
                       -----------------------------------------------------------------------
Reorder Sales          $ 75,010,000   67.9 %   $ 62,020,000   65.6 %  $ 12,990,000     20.9 %
New Order Sales        $ 35,420,000   32.0 %   $ 32,003,000   33.9 %  $  3,417,000     10.7 %
Wholesale Sales        $    134,000    0.1 %   $    463,000    0.5 %  $   (329,000)   (71.1)%
                       ------------  -----     ------------  -----    ------------    -----
Total Net Sales        $110,564,000  100.0 %   $ 94,486,000  100.0 %  $ 16,078,000     17.0 %
                       ============  =====     ============  =====    ============    =====

Internet Sales         $ 71,580,000   64.7 %   $ 57,593,000   61.0 %  $ 13,987,000     24.3 %
Contact Center Sales   $ 38,984,000   35.3 %   $ 36,893,000   39.0 %  $  2,091,000      5.7 %
                       ------------  -----     ------------  -----    ------------    -----
Total Net Sales        $110,564,000  100.0 %   $ 94,486,000  100.0 %  $ 16,078,000     17.0 %
                       ============  =====     ============  =====    ============    =====

	Leading up to the 2004 presidential elections we experienced an increase in the advertising cost of acquiring a new customer and a decrease in new customer sales, which may have been attributed to a shortage of television advertising inventory. There can be no assurances that the 2008 presidential elections will not have a similar impact on the advertising cost of acquiring a new customer and new customer sales.

	The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm and flea and tick medications.
For the quarters ended June 30, September 30, December 31, and March
31 of fiscal 2007, the Company's sales were approximately 31%, 27%, 19%, and 23%, respectively.

Cost of sales
-------------

   Cost of sales increased by approximately $4,993,000, or 18.6%, to approximately $31,883,000 for the quarter ended September 30, 2007, from approximately $26,890,000 for the quarter ended September 30, 2006. For the six months ended September 30, 2007, cost of sales increased by approximately $10,776,000, or 18.8%, to approximately $68,215,000 compared to cost of sales of approximately $57,439,000 for the six months ended September 30, 2006. The increase in cost of sales for the three and six months ended September 30, 2007 is directly related to the increase in sales. As a percent of sales, the cost of sales was 61.9% and 61.4% for the three months ended September 30, 2007 and 2006, respectively, and for the six months ended September 30, 2007 and 2006, cost of sales was 61.7% and 60.8%, respectively. The percentage increases can be attributed to increases in our product and freight costs.

Gross profit
------------

   Gross profit increased by approximately $2,731,000, or 16.1%, to approximately $19,654,000 for the quarter ended September 30, 2007, from approximately $16,923,000 for the quarter ended September 30, 2006. For the six months ended September 30, 2007, gross profit increased by approximately $5,303,000, or 14.3%, to approximately $42,350,000 compared to gross profit of approximately $37,047,000 for the six months ended September 30, 2006. Gross profit as a percentage of sales was 38.1% and 38.6% for the three months ended September 30, 2007 and 2006, respectively, and for the six months ended September 30, 2007 and 2006 gross profit as a percentage of sales was 38.3% and 39.2%, respectively. The percentage decreases can be attributed to increases in our product and freight costs.

General and administrative expenses
-----------------------------------

   General and administrative expenses increased by approximately $1,024,000, or 23.7%, to approximately $5,344,000 for the quarter ended September 30, 2007, from approximately $4,321,000 for the quarter ended September 30, 2006. For the six months ended September 30, 2007, general and administrative expenses increased by approximately $2,190,000, or 25.0%, to approximately $10,960,000 compared to general and administrative expenses of approximately $8,769,000 for the six months ended September 30, 2006. The increase in general and administrative expenses for the three months ended September 30, 2007 was primarily due to the following: a $694,000 increase to payroll expenses, with $210,000 of the increase due to the recognition of additional stock based compensation expense during the quarter relating to the issuance of restricted stock, with $121,000 of the increase due to withholding tax expense relating to restricted stock issuances in fiscal 2007, and the remaining amount attributed to the addition of new employees in the customer care and pharmacy departments enabling the Company to sustain its growth; a $187,000 increase to bank service and credit card fees which can be directly attributed to increased sales in the quarter; a $54,000 increase to licenses and fees relating to a quarterly California mill assessment; a $37,000 increase to insurance expenses which can be directly attributed to increased sales in the quarter; and a $74,000 increase in other expenses which includes mainly professional fees, property and office expenses, with a $22,000 decrease to telephone and bad debt expenses offsetting the increase.

   The increase in general and administrative expenses for the six months ended September 30, 2007 was primarily due to the following: a $1,164,000 increase to payroll expenses, with $346,000 of the increase due to the recognition of additional stock based compensation expense during the six months relating to the issuance of restricted stock, with $161,000 of the increase due to withholding tax expense relating to restricted stock issuances in fiscal 2007, and the remaining amount attributed to the addition of new employees in the customer care and pharmacy departments enabling the Company to sustain its growth; a $386,000 one-time charge due to the fact that nexus was established in another state, relating to state/county sales tax which was not collected on behalf of our customers in fiscal 2007; a $374,000 increase to bank service and credit card fees which can be directly attributed to increased sales for the six months; a $101,000 increase to licenses and fees relating to a quarterly California mill assessment; a $73,000 increase to office expenses which can be directly attributed to increased sales; a $55,000 increase to professional fees; and a $85,000 increase in other expenses which includes property and insurance expenses, with a $48,000 decrease to telephone, bad debt and travel related expenses offsetting the increase.

Advertising expenses
--------------------

   Advertising expenses increased by approximately $401,000, or 5.2%, to approximately $8,072,000 for the quarter ended September 30, 2007, from approximately $7,671,000 for the quarter ended September 30, 2006. For the six months ended September 30, 2007, advertising expenses increased by approximately $556,000, or 3.5%, to approximately $16,555,000 compared to advertising expenses of approximately $15,999,000 for the six months ended September 30, 2006. As a percentage of sales, advertising expense was 15.7% and 17.5% for the three months ended September 30, 2007 and 2006, respectively, and 15.0% and 16.9% for the six months ended September 30, 2007 and 2006, respectively. The advertising cost of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $36 for both of the quarters ended September 30, 2007 and 2006, and for the six months ended September 30, 2007, the advertising cost of acquiring a new customer was $36 compared to $38 for the same period prior year. The Company currently anticipates advertising as a percentage of sales to range from approximately 14.0% to 15.0% for fiscal 2008. However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability. For the fiscal year ended March 31, 2007, quarterly advertising expenses as a percentage of sales ranged between 12% and 18%.

Depreciation and amortization expenses
--------------------------------------

   Depreciation and amortization expenses increased by approximately $21,000, or 15.9%, to approximately $152,000 for the quarter ended September 30, 2007, from approximately $131,000 for the quarter ended September 30, 2006. Depreciation and amortization expenses increased by approximately $14,000, or 5.1%, to approximately $280,000 for the six months ended September 30, 2007, from approximately $266,000 for the six months ended September 30, 2006. This increase to depreciation and amortization expense for the quarter and six months ended September 30, 2007 can be attributed to new property and equipment additions in the first and second quarters of fiscal 2008.

Other income
------------

   Other income increased by approximately $200,000 to approximately $674,000 for the quarter ended September 30, 2007, from approximately $474,000 for the quarter ended September 30, 2006. For the six months ended September 30, 2007, other income increased by approximately $474,000 to approximately $1,298,000 compared to other income of approximately $824,000 for the six months ended September 30, 2006. The increase to other income for the three and six months ended September 30, 2007 can be attributed primarily to increased interest income due to increases in the Company's cash balance, which is swept into an interest-bearing overnight account and a tax-free short term investment account. The increase can also be attributed to additional advertising revenue generated from our website. Interest income may decrease in the future if there is a decline in interest rates or if the Company utilizes its cash balances on its $20,000,000 share repurchase plan, with approximately $17,496,000 remaining, or on its operating activities.

Provision for income taxes
--------------------------

   For the quarters ended September 30, 2007 and 2006, the Company recorded an income tax provision for approximately $2,235,000 and $1,959,000, respectively, and for the six months ended September 30, 2007 and 2006, the Company recorded an income tax provision of approximately $5,145,000 and $4,771,000, respectively. The income tax provision for the six months ended September 30, 2007 includes a tax benefit of approximately $308,000 which relates to an income tax over-accrual for the fiscal year ended March 31, 2007. During the first quarter of fiscal 2008, it was determined that the Company was no longer a full tax payer in the state of Florida, due to the fact that it established nexus in another state. This event triggered a lower effective tax rate in the year ended March 31, 2007 and for future quarters.

   The Company also recognized a $134,000 income tax benefit due to the disqualifying disposition of certain incentive stock option exercises during the quarter ended September 30, 2007. These events resulted in an effective tax rate of 33.1% and 37.1% for the quarters ended September 30, 2007 and 2006, respectively, and an effective tax rate of 32.5% and 37.2% for the six months ended September 30, 2007 and 2006, respectively. For the remainder of fiscal 2008, the Company estimates its effective tax rate to be approximately 1.5% less than it was in fiscal 2007.

Liquidity and Capital Resources

   The Company's working capital at September 30, 2007 and March 31, 2007 was $61,998,000 and $50,613,000, respectively. The $11,385,000 increase in working capital was primarily attributable to cash flow generated from operations, the exercise of stock options, and interest income earned on temporary investments, offset by stock repurchased for the six months ended September 30, 2007. Net cash provided by operating activities was $12,850,000 and $15,009,000 for the six months ended September 30, 2007 and 2006, respectively. Net cash used in investing activities was $6,039,000 and $15,877,000 for the six months ended September 30, 2007 and 2006, respectively. This $9,838,000 decrease can be attributed to a lesser amount of purchases of temporary investments in fiscal 2008. Net cash provided by financing activities was $263,000 and $501,000 for the six months ended September 30, 2007 and 2006, respectively. During the six months ended September 30, 2007, the Company received approximately $2,586,000 upon the exercise of stock options and the Company repurchased approximately 187,300 shares of its common stock for approximately $2,504,000.

   As of both September 30, 2007 and 2006 the Company had no outstanding lease commitments except for the lease for its executive offices and warehouse. The Company had financed certain equipment acquisitions with capital leases. The Company has approximately $200,000 planned for capital expenditure commitments to further the Company's growth during fiscal 2008, which will be funded through cash from operations. The lease for our corporate office and distribution facility in Pompano Beach expires in May 2009, therefore the Company expects to allocate capital funds for new property leasehold and equipment additions during fiscal 2009 to address growth needs for the next five years. The Company's source of working capital includes cash from operations, interest income on temporary investments, and the exercise of stock options. The Company presently has no need for other alternative sources of working capital, and has no commitments or plans to obtain additional capital.

Cautionary Statement Regarding Forward-Looking Information

   Certain information in this Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the words "believes," "intends," "expects," "may," "will," "should," "plans," "projects," "contemplates," "budgets," "predicts," "estimates," "anticipates," or similar expressions. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report. When used in this quarterly report on Form 10-Q, "PetMed Express," "1-800-PetMeds," "PetMed," "1-888-PetMeds," "PetMed Express.com," "the Company," "we," "our," and "us" refers to PetMed Express, Inc. and our subsidiaries.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, temporary investments, accounts receivable, and accounts payable. The book values of cash equivalents, temporary investments, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and temporary investments. As of September 30, 2007, we had $7,390,000 of cash and cash equivalents and $44,850,000 of temporary investments. A majority of our cash and cash equivalents and investments generate interest income based on prevailing interest rates.

   A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments. It would also impact the market value of our temporary investments. Our temporary investments are subject to market risk, primarily interest rate and credit risk. Our temporary investments are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity and are intended to limit market risk by restricting our investments to high-quality debt instruments with relatively short-term maturities. We do not utilize financial instruments for long term trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risk. At September 30, 2007, we had no debt obligations.

ITEM 4.   CONTROLS AND PROCEDURES.

   The Company's management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended September 30, 2007, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for timely gathering, analyzing, and disclosing of the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect, or are reasonably likely to materially affect, our internal controls over financial reporting during the period covered by this report.


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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

   The Company did not make any sales of unregistered securities during the first or second quarters of fiscal year 2008.

Issuer Purchases of Equity Securities

This table provides information with respect to purchases by the Company of shares of common stock during the three months ended
September 30, 2007:

                                                              Total Number of         Approximate Dollar
                                                              Shares Purchased        Value of Shares That
                     Total Number of         Average Price    as Part of Publicly     May Yet Be Purchased
Month / Year         Shares Purchased (1)    Paid Per Share   Announced Program (1)   Under the Program (1)
-------------------  --------------------    --------------   ---------------------   ---------------------
July 2007
(July 1, 2007 to
July 31, 2007)                          -                 -                       -   $          18,487,746

August 2007
(August 1, 2007 to
August 31, 2007)                   60,000    $        14.17                  60,000   $          17,637,524

September 2007
(September 1, 2007 to
September 30, 2007)                10,032    $        14.11                  10,032   $          17,495,944


(1)	In November 2006, the Company announced that the Board of
Directors authorized the repurchase of up to $20 million of the Company's common stock from time to time through negotiated or open market transactions. The repurchase program does not have an expiration date and the program did not expire, nor did the Company terminate the program, during the period covered by the table.

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

None

Item 5.   Other Information.

None

Item 6.   Exhibits

    The following exhibits are filed as part of this report.

31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant's Report on Form 10-Q for the quarter ended September 30, 2007, Commission File No. 000-28827).

31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant's Report on Form 10-Q for the quarter ended September 30, 2007, Commission File No. 000-28827).

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant's Report on Form 10-Q for the quarter ended September 30, 2007, Commission File No. 000-28827).

                               SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.
(The "Registrant")

Date: November 2, 2007

By: /s/  Menderes Akdag
   -------------------------------
           Menderes Akdag

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

                    SEPTEMBER 30, 2007



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