Form 10-Q
period 2007-12-31
PETMED EXPRESS INC
filed 2008-02-04
CIK 1040130

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549

                            FORM 10-Q

                           (Mark One)

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 2007

                               or

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ________

                Commission file number: 000-28827
                     ______________________

                      PETMED EXPRESS, INC.
     (Exact name of registrant as specified in its charter)
                     ______________________

          FLORIDA                                 65-0680967
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

       1441 S.W. 29th Avenue, Pompano Beach, Florida 33069
  (Address of principal executive offices, including zip code)

                         (954) 979-5995
      (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
24,184,312 Common Shares, $.001 par value per share at February
1, 2008.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

              PETMED EXPRESS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS

                                              December 31,       March 31,
                                                  2007             2007
                                              ------------     ------------
                                              (UNAUDITED)
                       ASSETS
                       ------

Current assets:
   Cash and cash equivalents                $    2,140,272   $      316,470
   Temporary investments                        44,860,000       39,125,000
   Accounts receivable, less allowance
     for doubtful accounts of $16,000
     and $28,000, respectively                     788,746        1,369,521
   Inventories - finished goods                 20,112,153       16,086,207
   Prepaid income taxes                            213,750             -
   Prepaid expenses and other
     current assets                                902,266        1,071,171
                                              ------------     ------------
          Total current assets              $   69,017,187   $   57,968,369

   Property and equipment, net                   1,907,580        1,990,578
   Deferred income taxes                         1,430,554          894,540
   Intangible asset                                365,000          365,000
                                              ------------     ------------

Total assets                                $   72,720,321   $   61,218,487
                                              ============     ============


       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------

Current liabilities:
   Accounts payable                         $    2,660,589   $    5,859,756
   Income taxes payable                               -             229,321
   Accrued expenses and other
     current liabilities                         1,791,632        1,265,837
                                              ------------     ------------

Total liabilities                                4,452,221        7,354,914
                                              ------------     ------------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.001 par value,
     5,000,000 shares authorized;
     2,500 convertible shares issued
     and outstanding with a liquidation
     preference of $4 per share                      8,898            8,898
   Common stock, $.001 par value,
     40,000,000 shares authorized;
     24,313,231 and 24,309,417 shares
     issued, respectively                           24,298           24,309
   Additional paid-in capital                   14,678,352       15,213,254
   Retained earnings                            53,735,904       38,617,112
   Less treasury stock, at cost 14,764
     and 0 shares, respectively                   (179,352)            -
                                              ------------     ------------

          Total shareholders' equity            68,268,100       53,863,573
                                              ------------     ------------

Total liabilities and shareholders' equity  $   72,720,321   $   61,218,487
                                              ============     ============

See accompanying notes to condensed consolidated financial statements.

              PETMED EXPRESS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)

                                         Three Months Ended               Nine Months Ended
                                            December 31,                    December 31,
                                       2007            2006             2007            2006
                                   ------------    ------------    ------------    ------------
Sales                            $   37,348,867  $   31,352,277  $  147,913,299  $  125,838,384
Cost of sales                        22,175,847      18,563,400      90,390,635      76,002,541
                                   ------------    ------------    ------------    ------------

Gross profit                         15,173,020      12,788,877      57,522,664      49,835,843
                                   ------------    ------------    ------------    ------------

Operating expenses:
  General and administrative          4,542,522       4,022,852      15,502,308      12,792,177
  Advertising                         4,170,113       4,771,341      20,725,021      20,770,700
  Depreciation and amortization         155,385         129,355         435,034         395,507
                                   ------------    ------------    ------------    ------------
Total operating expenses              8,868,020       8,923,548      36,662,363      33,958,384
                                   ------------    ------------    ------------    ------------

Income from operations                6,305,000       3,865,329      20,860,301      15,877,459
                                   ------------    ------------    ------------    ------------

Other income (expense):
  Interest income                       454,438         329,141       1,327,691         917,125
  Other, net                            110,416          94,964         535,346         332,129
Loss on disposal of property
  and equipment                               -            -               -             (1,250)
                                   ------------    ------------    ------------    ------------
Total other income (expense)            564,854         424,105       1,863,037       1,248,004
                                   ------------    ------------    ------------    ------------

Income before provision for
   income taxes                       6,869,854       4,289,434      22,723,338      17,125,463

Provision for income taxes            2,459,872       1,535,200       7,604,546       6,306,000
                                   ------------    ------------    ------------    ------------

Net income                       $    4,409,982  $    2,754,234  $   15,118,792  $   10,819,463
                                   ============    ============    ============    ============

Net income per common share:
  Basic                          $         0.18  $         0.11  $         0.63  $         0.45
                                   ============    ============    ============    ============
  Diluted                        $         0.18  $         0.11  $         0.62  $         0.44
                                   ============    ============    ============    ============

Weighted average number of
common shares outstanding:
  Basic                              24,162,552      24,213,937      24,175,567      24,132,289
                                   ============    ============    ============    ============
  Diluted                            24,386,821      24,382,861      24,396,653      24,316,117
                                   ============    ============    ============    ============


See accompanying notes to condensed consolidated financial statements.

              PETMED EXPRESS, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                                             Nine Months Ended
                                                                December 31,
                                                           2007             2006
                                                       ------------     ------------

Cash flows from operating activities:
  Net income                                         $   15,118,792   $   10,819,463
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                         435,034          395,507
      Share based compensation                            1,237,893          777,426
      Deferred income taxes                                (536,014)        (224,737)
      Loss on disposal of property and equipment               -               1,250
      Bad debt expense                                       16,508           16,038
      (Increase) decrease in operating assets
        and increase (decrease) in liabilities:
          Accounts receivable                               564,267          218,592
          Inventories - finished goods                   (4,025,946)       4,966,371
          Prepaid income taxes                             (213,750)        (846,045)
          Prepaid expenses and other current
            assets                                          168,905         (550,000)
          Other assets                                         -              14,167
          Accounts payable                               (3,199,167)         599,445
          Income taxes payable                             (229,321)        (958,318)
          Accrued expenses and other current
            liabilities                                     525,795         (118,557)
                                                       ------------     ------------
Net cash provided by operating activities                 9,862,996       15,110,602
                                                       ------------     ------------

Cash flows from investing activities:
  Net change in temporary investments                    (5,735,000)     (15,250,000)
  Purchases of property and equipment                      (352,036)        (824,416)
  Net proceeds from the sale of property
    and equipment                                              -                 400
                                                       ------------     ------------
Net cash used in investing activities                    (6,087,036)     (16,074,016)
                                                       ------------     ------------

Cash flows from financing activities:
  Purchases of treasury stock                            (4,868,492)            -
  Proceeds from the exercise of stock options             2,648,703          435,064
  Tax benefit related to stock options exercised            267,631          231,037
                                                       ------------     ------------
Net cash (used in) provided by financing
  activities                                             (1,952,158)         666,101
                                                       ------------     ------------

Net increase (decrease) in cash and
  cash equivalents                                        1,823,802         (297,313)
Cash and cash equivalents, at beginning of period           316,470          366,907
                                                       ------------     ------------

Cash and cash equivalents, at end of period          $    2,140,272   $       69,594
                                                       ============     ============
Supplemental disclosure of cash flow information:

  Cash paid for income taxes                         $    8,316,000   $    8,104,063
                                                       ============     ============

  Retirement of treasury stock                       $    4,689,140   $         -
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

Basis of Presentation and Consolidation

  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at December 31, 2007 and the Statements of Income for the three and nine months ended December 31, 2007 and 2006 and Statements of Cash Flows for the nine months ended December 31, 2007 and 2006. The results of operations for the three and nine months ended December 31, 2007 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2008. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2007. The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated upon consolidation.

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

Recently Adopted Accounting Standards

  The Company adopted the provisions of the Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), in the first quarter of fiscal 2008. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by FIN 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the Condensed Consolidated Financial Statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. Upon implementing FIN 48, the
Company did not recognize any additional liabilities for unrecognized tax positions. Other than the determination that nexus was established in another state, resulting in a reduction to the Company's effective tax rate, the adoption of FIN 48 had no material impact on our condensed consolidated financial position, results of operations, or cash flows.

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

Note 2:  Net Income Per Share

  In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," basic net income per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share includes the dilutive effect of potential stock options exercised, restricted stock awards and the effects of the potential conversion of preferred shares, calculated using the treasury stock method. Outstanding stock options and convertible preferred shares issued by the Company represent the only dilutive effect reflected in diluted weighted average shares outstanding. The following is a reconciliation of the numerators and denominators of the basic and diluted net income per common share computations for the periods presented:

                                         Three Months Ended               Nine Months Ended
                                            December 31,                    December 31,
                                       2007            2006             2007            2006
                                   ------------    ------------    ------------    ------------
Net income (numerator):

  Net income                     $    4,409,982  $    2,754,234  $   15,118,792  $   10,819,463
                                   ============    ============    ============    ============

Shares (denominator):

  Weighted average number of
    common shares outstanding
    used in basic computation        24,162,552      24,213,937      24,175,567      24,132,289
  Common shares issuable upon
    exercise of stock options
    and restricted stock                214,144         158,799         210,961         173,703
  Common shares issuable upon
    conversion of preferred
    shares                               10,125          10,125          10,125          10,125
                                   ------------    ------------    ------------    ------------
  Shares used in diluted
    computation                      24,386,821      24,382,861      24,396,653      24,316,117
                                   ============    ============    ============    ============

Net income per common share:

  Basic                          $         0.18  $         0.11  $         0.63  $         0.45
                                   ============    ============    ============    ============
  Diluted                        $         0.18  $         0.11  $         0.62  $         0.44
                                   ============    ============    ============    ============

  For the three and nine months ended December 31, 2007 and 2006, all common stock options were included in the diluted net income per share computation as their exercise prices were less than the average market price of the common shares for the period.

Note 3:  Accounting for Stock-Based Compensation

  The Company records compensation expense associated with stock options in accordance with SFAS No. 123R, "Share Based Payment," which is a revision of SFAS No. 123. The Company adopted the modified prospective transition method provided under SFAS No. 123R. Under this transition method, compensation expense associated with stock options recognized in the first quarter of fiscal year 2007, and in subsequent quarters, includes expense related to the remaining unvested portion of all stock option awards granted prior to April 1, 2006, and the estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

  As a result of the adoption of SFAS No. 123R, the Company's operating income for the three months ended December 31, 2007 and 2006 includes approximately $197,000 and $223,000 of stock option compensation expense, respectively. Operating income for the nine months ended December 31, 2007 and 2006 includes approximately $592,000 and $669,000 of stock option compensation expense, respectively. The compensation expense related to all of the Company's stock-based compensation arrangements is recorded as a component of general and administrative expenses. As of December 31, 2007 and 2006, there was approximately $465,000 and $1,288,000, respectively, of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of approximately 2 years. Cash received from stock options exercised for the three months ended December 31, 2007 and 2006 was $63,000 and $14,000, respectively, and for the nine months ended December 31, 2007 and 2006 was $2,649,000 and $435,000, respectively. The income tax benefits from stock options exercised totaled $268,000 and $231,000 for the nine months ended December 31, 2007 and 2006, respectively.

  The PetMed Express, Inc. 1998 Stock Option Plan (the "Plan") provides for the issuance of qualified options to officers and key employees, and nonqualified options to directors, consultants and other service providers, to purchase the Company's common stock. The Company had reserved 5,000,000 shares of common stock for issuance under the Plan. The exercise prices of options issued under the Plan must be equal to or greater than the market price of the Company's common stock as of the date of issuance. The Company had 389,827 and 668,968 options outstanding under the Plan at December 31, 2007 and 2006, respectively. Options generally vest ratably over a three-year period commencing on the first anniversary of the grant with respect to options granted to employees/directors under the Plan. No options were issued during the quarter. The 1998 Plan expires on July 31, 2008.

  On July 28, 2006, the Company received shareholder approval for the adoption of the 2006 Employee Equity Compensation Restricted Stock Plan (the "Employee Plan") and the 2006 Outside Director Equity Compensation Restricted Stock Plan (the "Director Plan"). The purpose of the plans is to promote the interests of the Company by securing and retaining both employees and outside directors. The Company has reserved 1,000,000 shares of common stock for issuance under the Employee Plan. The Company has reserved 200,000 shares of common stock for issuance under the
Director Plan. The value of the restricted stock is determined based on the market value of the stock at the issuance date. The restriction period or forfeiture period is determined by the Company's Board, to be no less than 1 year and no more than ten years. The Company did not issue any shares of restricted stock during the quarter. The Company had 195,025 restricted common shares issued under the Employee Plan and 44,000 restricted common shares issued under the Director Plan at December 31, 2007 all shares of which were issued subject to a restriction or forfeiture period which will lapse ratably on the first, second and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period. For the three months ended December 31, 2007 and 2006, the Company recognized $248,000 and $65,000 of restricted stock compensation expense related to the Employee and Director Plans, respectively, and for the nine months ended December 31, 2007 and 2006, the Company recognized $646,000 and $108,000, respectively. During the nine months ended December 31, 2007 and 2006, the Company issued 84,650 and 66,625 restricted shares, respectively.

Note 4:  Temporary Investments

  During fiscal 2007 the Company had reclassified its auction rate securities ("ARS") from cash and cash equivalents to temporary investments on its balance sheet in accordance with recent accounting pronouncements. This reclassification affected both the balance sheet and cash flow statement in fiscal 2007, but it did not affect net income or working capital in fiscal 2007. In accordance with Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," no changes to financial statements issued in prior years were deemed necessary. In accordance with "SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities," temporary investments are accounted for as trading securities. Trading securities are securities that are bought and held principally for the purpose of selling in the near term. The Company believes that notwithstanding the reclassification, the investments in ARS are short term and highly liquid, and readily convertible to known amounts of cash, and that they present an insignificant risk of change in value due to market changes in interest rates. At December 31, 2007 and 2006, the Company had $44,860,000 and $38,100,000 of temporary investments, respectively.

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

  The Company markets its products through national television, online, and direct mail/print advertising campaigns which direct consumers to order by phone or on the Internet, and aim to increase the recognition of the "1-800-PetMeds" brand name. The Company's sales consist of products sold mainly to retail consumers and minimally to wholesale customers. Typically, the Company's customers pay by credit card or check at the time the order is shipped. The Company usually receives cash settlement in two to three banking days for sales paid by credit cards, which minimizes the accounts receivable balances relative to the Company's sales. The Company's sales returns average was approximately 1.4% for the quarter ended on December 31, 2007, compared to 1.6% for the quarter ended December 31, 2006. The three-month average retail purchase was approximately $76 per order for the quarter ended December 31, 2007, compared to $75 per order for the quarter ended December 31, 2006. The nine-
month average retail purchase was approximately $80 per order for the nine months ended December 31, 2007, compared to $79 per order for the nine months ended December 31, 2006.

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

   The majority of the Company's sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize accounts receivable balances relative to sales. The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers' inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends. At December 31, 2007 and 2006 the allowance for doubtful accounts was approximately $16,000 and $19,000, respectively.

Valuation of inventory

   Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. At December 31, 2007 and 2006, the inventory reserve was approximately $152,000 and $205,000, respectively.

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

Results of Operations

   The following should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in the Company's Condensed Consolidated Statements of Income:

                                         Three Months Ended               Nine Months Ended
                                            December 31,                    December 31,
                                       2007            2006             2007            2006
                                   ------------    ------------    ------------    ------------
Sales                                     100.0 %         100.0 %         100.0 %         100.0 %
Cost of sales                              59.4            59.2            61.1            60.4
                                   ------------    ------------    ------------    ------------

Gross profit                               40.6            40.8            38.9            39.6
                                   ------------    ------------    ------------    ------------

Operating expenses:
  General and administrative               12.1            12.8            10.5            10.2
  Advertising                              11.2            15.2            14.0            16.5
  Depreciation and amortization             0.4             0.4             0.3             0.3
                                   ------------    ------------    ------------    ------------

Total operating expenses                   23.7            28.4            24.8            27.0
                                   ------------    ------------    ------------    ------------

Income from operations                     16.9            12.4            14.1            12.6
                                   ------------    ------------    ------------    ------------

Other income                                1.5             1.3             1.2             1.0
                                   ------------    ------------    ------------    ------------

Income before provision for
  income taxes                             18.4            13.7            15.3            13.6

Provision for income taxes                  6.6             4.9             5.1             5.0
                                   ------------    ------------    ------------    ------------

Net income                                 11.8 %           8.8 %          10.2 %           8.6 %
                                   ============    ============    ============    ============

Three  Months Ended December 31, 2007 Compared With Three  Months
Ended December 31, 2006, and Nine Months Ended December 31,  2007
Compared With Nine Months Ended December 31, 2006

Sales
-----

   Sales increased by approximately $5,997,000, or 19.1%, to approximately $37,349,000 for the quarter ended December 31, 2007, from approximately $31,352,000 for the quarter ended December 31, 2006. For the nine months ended December 31, 2007, sales increased by approximately $22,075,000, or 17.5%, to approximately $147,913,000 compared to sales of approximately $125,838,000 for the nine months ended December 31, 2006.

   The increase in sales for the three months ended December 31, 2007 was primarily due to increased retail reorders and for the nine months ended December 31, 2007, the increase in sales can be attributed primarily to increased retail reorders and new orders, offset by decreased wholesale sales. The Company has committed certain dollars amounts specifically designated towards television, direct mail/print and online advertising to stimulate sales, create brand awareness, and acquire new customers. The Company acquired approximately 127,000 new customers for the quarter ended December 31, 2007, compared to approximately 130,000 new customers for the same period the prior year. The decrease in new customer orders for the quarter ended December 31, 2007 can be directly related to a 13% reduction in advertising expenses during the quarter. For the nine months ended December 31, 2007, the Company acquired approximately 585,000 new customers, compared to approximately 549,000 new customers for the same period the prior year. There can be no assurances that this growth trend will continue, due to increased price competition from veterinarians and traditional and online retailers. The following chart illustrates sales by various sales classifications:

                                         Three Months Ended December 31,
                           2007        %          2006        %       $ Variance    % Variance
                      ------------------------------------------------------------------------

Reorder Sales         $ 28,352,000   75.9%   $ 22,066,000   70.4%    $  6,286,000      28.4%
New Order Sales       $  8,954,000   24.0%   $  9,214,000   29.4%    $   (260,000)     -2.8%
Wholesale Sales       $     43,000    0.1%   $     72,000    0.2%    $    (29,000)    -40.2%
                      ------------  ------   ------------  ------    ------------    -------
Total Net Sales       $ 37,349,000  100.0%   $ 31,352,000  100.0%    $  5,997,000      19.1%
                      ============  ======   ============  ======    ============    =======

Internet Sales        $ 24,416,000   65.4%   $ 19,795,000   63.1%    $  4,621,000      23.3%
Contact Center Sales  $ 12,933,000   34.6%   $ 11,557,000   36.9%    $  1,376,000      11.9%
                      ------------  ------   ------------  ------    ------------    -------

Total Net Sales       $ 37,349,000  100.0%   $ 31,352,000  100.0%    $  5,997,000      19.1%
                      ============  ======   ============  ======    ============    =======


                                          Nine Months Ended December 31,
                           2007        %          2006        %       $ Variance    % Variance
                      ------------------------------------------------------------------------
Reorder Sales         $103,353,000   69.9%    $ 84,075,000   66.8%    $ 19,278,000     22.9%
New Order Sales       $ 44,384,000   30.0%    $ 41,228,000   32.8%    $  3,156,000      7.7%
Wholesale Sales       $    176,000    0.1%    $    535,000    0.4%    $   (359,000)   -66.9%
                      ------------  ------   ------------  ------    ------------    -------

Total Net Sales       $147,913,000  100.0%    $125,838,000  100.0%    $ 22,075,000     17.5%
                      ============  ======   ============  ======    ============    =======

Internet Sales        $ 95,996,000   64.9%    $ 77,388,000   61.5%    $ 18,608,000     24.0%
Contact Center Sales  $ 51,917,000   35.1%    $ 48,450,000   38.5%    $  3,467,000      7.2%
                      ------------  ------   ------------  ------    ------------    -------

Total Net Sales       $147,913,000  100.0%    $125,838,000  100.0%    $ 22,075,000     17.5%
                      ============  ======   ============  ======    ============    =======

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

Cost of sales
-------------

   Cost of sales increased by approximately $3,613,000, or 19.5%, to approximately $22,176,000 for the quarter ended December 31, 2007, from approximately $18,563,000 for the quarter ended December 31, 2006. For the nine months ended December 31, 2007, cost of sales increased by approximately $14,388,000, or 18.9%, to approximately $90,391,000 compared to cost of sales of approximately $76,003,000 for the nine months ended December 31, 2006. The increase in cost of sales for the three and nine months ended December 31, 2007 is directly related to the increase in sales. As a percent of sales, the cost of sales was 59.4% and 59.2% for the three months ended December 31, 2007 and 2006, respectively, and for the nine months ended December 31, 2007 and 2006, cost of sales was 61.1% and 60.4%, respectively. The percentage increases can be attributed to increases in our product and freight costs.

Gross profit
------------

   Gross profit increased by approximately $2,384,000, or 18.6%, to approximately $15,173,000 for the quarter ended December 31, 2007, from approximately $12,789,000 for the quarter ended December 31, 2006. For the nine months ended December 31, 2007, gross profit increased by approximately $7,687,000, or 15.4%, to approximately $57,523,000 compared to gross profit of approximately $49,836,000 for the nine months ended December 31, 2006. Gross profit as a percentage of sales was 40.6% and 40.8% for the three months ended December 31, 2007 and 2006, respectively, and for the nine months ended December 31, 2007 and 2006 gross profit as a percentage of sales was 38.9% and 39.6%, respectively. The percentage decreases can be attributed to increases in our product and freight costs.

General and administrative expenses
-----------------------------------

   General and administrative expenses increased by approximately $520,000, or 12.9%, to approximately $4,543,000 for the quarter ended December 31, 2007, from approximately $4,023,000 for the quarter ended December 31, 2006. For the nine months ended December 31, 2007, general and administrative expenses increased by approximately $2,710,000, or 21.2%, to approximately $15,502,000 compared to approximately $12,792,000 for the nine months ended December 31, 2006. The increase in general and administrative expenses for the three months ended December 31, 2007 was primarily due to the following: a $363,000 increase to payroll expenses, with $157,000 of the increase due to the recognition of additional stock based compensation expense during the quarter relating to the issuance of restricted stock and stock options, with $67,000 of the increase due to withholding tax expense relating to restricted stock issuances in fiscal 2007 and 2008, and the remaining amount attributed to the addition of new employees in the customer care and pharmacy departments enabling the Company to sustain its growth; a $210,000 increase to bank service and credit card fees which can be directly attributed to increased sales in the quarter; a $56,000 increase to office expenses which can be directly attributed to increased sales for the quarter; a $21,000 increase to licenses and fees relating to a quarterly California mill assessment on flea and tick products; and a $19,000 increase in other expenses which includes mainly property expenses. Offsetting the increase was a $62,000 decrease to insurance expenses relating to decreased insurance premiums in the quarter; a $48,000 decrease to professional fees relating to a decrease in legal fees in the quarter; and a $39,000 decrease to telephone and travel-related expenses.

   The increase in general and administrative expenses for the nine months ended December 31, 2007 was primarily due to the following: a $1,527,000 increase to payroll expenses, with $460,000 of the increase due to the recognition of additional stock based compensation expense during the nine months relating to the issuance of restricted stock and stock options, with $228,000 of the increase due to withholding tax expense relating to restricted stock issuances in fiscal 2007 and 2008, and the remaining amount attributed to the addition of new employees in the customer care and pharmacy departments enabling the Company to sustain its growth; a $584,000 increase to bank service and credit card fees which can be directly attributed to increased sales for the nine months; a $386,000 one-time charge due to the fact that nexus was established in another state, relating to state/county sales tax which was not collected on behalf of our customers in fiscal 2007; a $130,000 increase to office expenses which can be directly attributed to increased sales for the nine months; a $122,000 increase to licenses and fees relating to a quarterly California mill assessment on flea and tick products; and a $63,000 increase in other expenses which includes property expenses and professional fees, with a $58,000 decrease to telephone expenses, a $26,000 decrease to travel-related expenses, and an $18,000 decrease to insurance expenses offsetting the increase.

Advertising expenses
--------------------

  Advertising expenses decreased by approximately $601,000, or 12.6%, to approximately $4,170,000 for the quarter ended December 31, 2007, from approximately $4,771,000 for the quarter ended December 31, 2006. For the nine months ended December 31, 2007, advertising expenses decreased slightly by approximately $46,000, or 0.2%, to approximately $20,725,000 compared to advertising expenses of approximately $20,771,000 for the nine months ended December 31, 2006. As a percentage of sales, advertising expense was 11.2% and 15.2% for the three months ended December 31, 2007 and 2006, respectively, and 14.0% and 16.5% for the nine months ended December 31, 2007 and 2006, respectively. The decrease in advertising expense for the quarter can be attributed to decreased television advertising due to a shortage of television advertising inventory as compared to last year for the same
quarter.   The  advertising  cost of acquiring  a  new  customer,
defined as total advertising costs divided by new customers acquired, was $33 for the quarter ended December 31, 2007, compared to $37 for the quarter ended December 31, 2006, and for the nine months ended December 31, 2007, the advertising cost of acquiring a new customer was $35 compared to $38 for the same period in the prior year. The Company currently anticipates advertising as a percentage of sales to be approximately 14.0% for fiscal 2008. However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability. For the fiscal year ended March 31, 2007, quarterly advertising expenses as a percentage of sales ranged between 12% and 18%.

Depreciation and amortization expenses
--------------------------------------

    Depreciation and amortization expenses increased by approximately $26,000, or 20.1%, to approximately $155,000 for the quarter ended December 31, 2007, from approximately $129,000 for the quarter ended December 31, 2006. Depreciation and amortization expenses increased by approximately $39,000, or 10.0%, to approximately $435,000 for the nine months ended December 31, 2007, from approximately $396,000 for the nine months ended December 31, 2006. This increase to depreciation and amortization expense for the quarter and nine months ended December 31, 2007 can be attributed to new property and equipment additions in fiscal 2008.

Other income
------------

    Other income increased by approximately $141,000 to approximately $565,000 for the quarter ended December 31, 2007, from approximately $424,000 for the quarter ended December 31, 2006. For the nine months ended December 31, 2007, other income increased by approximately $615,000 to approximately $1,863,000 compared to other income of approximately $1,248,000 for the nine months ended December 31, 2006. The increase to other income for the three and nine months ended December 31, 2007 can be
attributed  primarily  to  increased  interest  income   due   to
increases in the Company's cash balance, which is swept into an interest-bearing overnight account and a tax-free short term investment account. The increase can also be attributed to additional advertising revenue generated from our website. Interest income may decrease in the future if there is a decline in interest rates or if the Company utilizes its cash balances on its $20,000,000 share repurchase plan, with approximately $15,131,000 remaining, or on its operating activities.

Provision for income taxes
--------------------------

   For the quarters ended December 31, 2007 and 2006, the Company recorded an income tax provision for approximately $2,460,000 and $1,535,000, respectively, and for the nine months ended December 31, 2007 and 2006, the Company recorded an income tax provision of approximately $7,605,000 and $6,306,000, respectively. The income tax provision for the nine months ended December 31, 2007 includes a tax benefit of approximately $308,000 which relates to an income tax over-accrual for the fiscal year ended March 31, 2007. During the first quarter of fiscal 2008, it was determined that the Company was no longer a full tax payer in the state of Florida, due to the fact that it established nexus in another state. This event triggered a lower effective tax rate in the year ended March 31, 2007 and for future quarters.

   The Company also recognized a $155,000 income tax benefit due to the disqualifying disposition of certain incentive stock option exercises during the nine months ended December 31, 2007. These events resulted in an effective tax rate of 35.8% for both of the quarters ended December 31, 2007 and 2006, and an effective tax rate of 33.5% and 36.8% for the nine months ended December 31, 2007 and 2006, respectively. For the remainder of fiscal 2008, the Company estimates its effective tax rate to be approximately 1.5% less than it was in fiscal 2007.

Liquidity and Capital Resources

   The Company's working capital at December 31, 2007 and March 31, 2007 was $64,565,000 and $50,613,000, respectively. The
$13,952,000 increase in working capital was primarily attributable to cash flow generated from operations, the exercise of stock options, and interest income earned on temporary investments, offset by stock repurchased for the nine months ended December 31, 2007. Net cash provided by operating activities was $9,863,000 and $15,111,000 for the nine months ended December 31, 2007 and 2006, respectively, and the $5,248,000 decrease can be attributed to an increase in inventory and a decrease in account payables. Net cash used in investing activities was $6,087,000 and $16,074,000 for the nine months ended December 31, 2007 and 2006, respectively. This $9,987,000 decrease can be attributed to a lesser amount of purchases of temporary investments in fiscal 2008. Net cash used in financing activities was $1,952,000 for the nine months ended December 31, 2007, and net cash provided by financing activities was $666,000 for the nine months ended December 31, 2006. During the nine months ended December 31, 2007, the Company received approximately $2,649,000 upon the exercise of 275,941 stock option shares and the Company repurchased approximately 369,500 shares of its common stock for approximately $4,869,000.

   As of both December 31, 2007 and 2006 the Company had no outstanding lease commitments except for the lease for its executive offices and warehouse. The Company had financed certain equipment acquisitions with capital leases. The Company has approximately $200,000 planned for capital expenditure commitments to further the Company's growth during fiscal 2008, which will be funded through cash from operations. The lease for our corporate office and distribution facility in Pompano Beach expires in May 2009. Therefore the Company expects to allocate capital funds for new property leasehold and equipment additions during fiscal 2009 to address growth needs for the next five years. The Company's source of working capital includes cash from operations, interest income on temporary investments, and the exercise of stock options. The Company presently has no need for other alternative sources of working capital, and has no commitments or plans to obtain additional capital.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK.

  Market  risk  generally represents the  risk  that  losses  may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, temporary investments, accounts receivable, and accounts payable. The book values of cash equivalents, temporary investments, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and temporary investments. As of December 31, 2007, we had $2,140,000 in cash and cash equivalents and $44,860,000 in temporary investments. A majority of our cash and cash equivalents and investments generate interest income based on prevailing interest rates.

  A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments. It would also impact the market value of our temporary investments. Our temporary investments are subject to market risk, primarily interest rate and credit risk. Our temporary investments are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our investments to high-quality debt instruments with relatively short-term maturities. We do not utilize financial instruments for long term trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risk. At December 31, 2007, we had no debt obligations.

ITEM 4.  CONTROLS AND PROCEDURES.

  The Company's management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended December 31, 2007, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for timely gathering, analyzing, and disclosing of the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect, or are reasonably likely to materially affect, our internal controls over financial reporting during the period covered by this report.

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

Item 2.  Unregistered Sales of Equity Securities and Use of
         Proceeds.

  The Company did not make any sales of unregistered securities during the first, second, or third quarters of fiscal year 2008.

Issuer Purchases of Equity Securities

  This table provides information with respect to purchases by the Company of shares of common stock during the three months ended December 31, 2007:

                                                                                                 Approximate Dollar
                                                                         Total Number of         Value of Shares
                                                                         Shares Purchased        That May Yet Be
                                Total Number of        Average Price     as Part of Publicly     Purchased Under
Month / Year                    Shares Purchased (1)   Paid Per Share    Announced Program (1)   the Program (1)
------------------------------- --------------------   --------------    ---------------------   ------------------

October 2007 (October 1, 2007
to October 31, 2007)                       -                   -                        -        $      17,495,794

November 2007 (November 1, 2007
to November 30, 2007)                   167,362        $     13.06                   167,362     $      15,310,726

December 2007 (December 1, 2007
to December 31, 2007)                    14,764        $     12.15                    14,764     $      15,131,359

(1) In November 2006, the Company announced that the Board of Directors authorized the repurchase of up to $20,000,000 of the Company's common stock from time to time through negotiated or open market transactions. The repurchase program does not have an expiration date and the program did not expire, nor did the Company terminate the program, during the period covered by the table.

Item 3.     Defaults Upon Senior Securities.

  None

Item 4.     Submission of Matters to a Vote of Security Holders.

  None

Item 5.     Other Information.

  None

Item 6.     Exhibits

   The following exhibits are filed as part of this report.

31.1  Certification  of  Principal Executive  Officer  Pursuant  to
      Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant's Report on Form 10-Q for the quarter ended December 31, 2007, Commission File No. 000-28827).

31.2  Certification  of  Principal Financial  Officer  Pursuant  to
      Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant's Report on Form 10-Q for the quarter ended December 31, 2007, Commission File No. 000-28827).

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant's Report on Form 10-Q for the quarter ended December 31, 2007, Commission File No. 000-28827).

                           SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.
 (The "Registrant")

Date: February 1, 2008

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

                        DECEMBER 31, 2007



                     _______________________


                            EXHIBITS

                     _______________________









______________________________________________________________________
______________________________________________________________________


                          EXHIBIT INDEX
                          -------------
                                              Number of Pages   Incorporated
Exhibit                                        in Original           By
Number                 Description               Document         Reference

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