Form 10-K
period 2008-03-31
PETMED EXPRESS INC
filed 2008-06-03
CIK 1040130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 000-28827

_______________________________________________________

PETMED EXPRESS, INC.

(Exact name of registrant as specified in its charter)

FLORIDA	65-0680967
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1441 S.W. 29th Avenue, Pompano Beach, Florida 33069
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (954) 979-5995

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

COMMON STOCK, $.001 PAR VALUE	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered under Section 12(g) of the Act:

NONE

___________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer” or “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of September 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $342,876,000 based on the closing sales price for the registrant’s Common Stock on that date, as reported on the NASDAQ Global Select Market.

The number of shares of the registrant’s Common Stock outstanding as of June 2, 2008 was 23,721,956.

DOCUMENTS INCORPORATED BY REFERENCE

Information to be set forth in our Proxy Statement relating to our 2008 Annual Meeting of Stockholders to be held on August 1, 2008 is incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this report.

PETMED EXPRESS, INC.

2008 Annual Report on Form 10-K

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

Our Products

We offer a broad selection of products for dogs, cats, and horses.  Our current product line contains approximately 750 skus.  These products include a majority of the well-known brands of medication, such as Frontline Plus®, K9 Advantix®, Advantage®, Heartgard Plus®, Sentinel®, Interceptor®, Program®, Revolution®, Deramaxx®, and Rimadyl®.  Generally, our prices are competitive with the prices for medications charged by veterinarians and retailers.

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

Prescription Medications (Rx): Heartworm preventatives, thyroid and arthritis medications, antibiotics, and other specialty medications, as well as generic substitutes.

Sales

The following table provides a breakdown of the percentage of our total sales by each category during the indicated periods:

	Year Ended March 31,
	2008	2007	2006
Non-prescription medications	69%	70%	70%
Prescription medications	30%	29%	29%
Shipping and handling charges and other	1%	1%	1%
Total	100%	100%	100%

We offer our products through three main sales channels: Internet through our website, telephone contact center through our toll-free number, and direct mail/print through 1-800-PetMeds catalogs, brochures, and postcards.  We have designed both our catalogs and website to provide a convenient, cost-effective and informative shopping experience that encourages consumers to purchase products important for a pet’s health and quality of life.  We believe that these multiple channels allow us to increase the visibility of our brand name and provide customers with increased shopping flexibility and service.

Internet

We seek to combine our product selection and pet health information with the shopping ease of the Internet to deliver a convenient and personalized shopping experience.  Our website offers health and nutritional product selections for dogs, cats, and horses, and relevant editorial and easily obtainable or retrievable resource information.  From our home page, customers can search our website for products and access resources on a variety of information on dogs, cats, and horses.  Customers can shop at our website by category, product line, or individual product.  We attracted approximately 17 million visitors to our website during fiscal 2008, approximately 10% of those visitors placed an order, and our website generated approximately 65% of our total sales for the same time period.

In February 2006, we began sponsorship of a new website called "PetHealth101" which is located at www.PetHealth101.com. In PetHealth101, pet owners have access to health information covering pets’ behavior and illnesses, and natural and pharmaceutical remedies specifically for a pet’s problems. PetHealth101 is continually updated with the latest research for pet owners.

Telephone Contact Center

Our customer care representatives receive and process inbound customer calls, facilitate our outbound campaigns around maximizing customers’ reorders, facilitate our live web chat, and process customer e-mails.  Our telephone system is equipped with certain features including pop-up screens and call blending capabilities that give us the ability to efficiently utilize our customer care representatives’ time, providing excellent customer care, service, and support.  Our customer care representatives receive a base salary and are rewarded with commissions for sales, and bonuses and other awards for achieving certain goals.

Direct Mail/Print

The 1-800-PetMeds catalog is a full-color catalog that features our most popular products.  The catalog is produced by a combination of in-house writers, production artists, and independent contractors.  We mail catalogs, brochures, and postcards in response to requests generated from our advertising and as part of direct mail campaigns to our customers.

Our Customers

Approximately 2,200,000 customers have purchased from us within the last two years.  We attracted approximately 710,000 and 681,000 new customers in fiscal 2008 and 2007, respectively.  Our customers are located throughout the United States, with approximately 50% of customers residing in California, Florida, Texas, New York, Pennsylvania, Georgia, Virginia, and New Jersey.  While our primary focus has been on retail customers, we have also sold various non-prescription medications wholesale to a variety of businesses, including pet stores, groomers, and traditional retailers in the United States.  For the fiscal year ended March 31, 2008, the majority of our sales were made to retail customers with less than 1% of our sales made to wholesale customers.  The average retail purchase was approximately $80 for fiscal 2008 compared to $79 for fiscal 2007.

Marketing

The goal of our marketing strategy is to build brand recognition, increase customer traffic, add new customers, build strong customer loyalty, maximize reorders, and develop incremental revenue opportunities.  We have an integrated marketing campaign that includes television advertising, direct mail/print and e-mail, and online marketing.

Television Advertising

Our television advertising is designed to build brand equity, create brand awareness, and generate initial purchases of products via the telephone and the Internet.  We have used :30 and :15 second television commercials to attract new customer orders.  Our television commercials typically focus on our ability to rapidly deliver to customers the same medications offered by veterinarians, but at reduced prices.  We generally purchase advertising on national cable channels to target our key demographic groups – women, ages 30 to 65.  We believe that television advertising is particularly effective and instrumental in building brand awareness.  Our most current television commercial, airing nationally, speaks to pet owners about the savings and convenience of purchasing the same exact pet medications from 1-800-PetMeds, compared to purchasing the medications from a veterinarian.

Direct Mail/Print and E-mail

We use direct mail/print and e-mail to acquire new customers and to remind our existing customers to reorder.

Online Marketing

We supplement our traditional advertising with online advertising and marketing efforts.  We make our brand available to internet consumers by purchasing targeted keywords and achieving prominent placement on the top search engines and search engine networks, including Google, Microsoft Network, and Yahoo.  We utilize Internet banner advertisements and we are also members of the LinkShare Network, which is an affiliate program with merchant clients and affiliate websites.  This network is designed to develop and build a long-term, branded affiliate program in order to increase online sales and establish an Internet presence.  The LinkShare Network enables us to establish link arrangements with other websites, as well as with portals and search engines.

Operations

Purchasing

We purchase our products from a variety of sources, including certain manufacturers, domestic distributors, and wholesalers.  We have multiple suppliers for each of our products to obtain the lowest cost.  We purchase the majority of our health and nutritional supplements directly from manufacturers.  We believe having strong relationships with product manufacturers will ensure the availability of an adequate volume of products ordered by our customers, and will enable us to provide more and better product information.  Historically, substantially all the major manufacturers of prescription and non-prescription medications have declined to sell these products to direct marketing companies, such as our Company.  (See Risk Factors.)  Part of our growth strategy includes developing direct relationships with the leading pharmaceutical manufacturers of the more popular prescription and non-prescription medications.

Order Processing

We provide our customers with toll-free telephone access to our customer care representatives.  Our call center generally operates from 8:00 AM to 11:00 PM Monday through Thursday, 8:00 AM to 9:00 PM on Friday, 9:00 AM to 6:00 PM on Saturday, and 10:00 AM to 5:00 PM on Sunday, Eastern Time.  The process of customers purchasing products from 1-800-PetMeds consists of a few simple steps.  A customer first places a call to our toll-free telephone number or visits our website.  The following information is needed to process prescription orders: general pet information, prescription information, and the veterinarian’s name and phone number.  This information is entered into our computer system.  Then our pharmacists and pharmacy technicians verify all prescriptions.  The order process system checks for the verification for prescription medication orders and a valid payment method for all orders.  An invoice is generated and printed in our fulfillment center, where items are picked for shipping.  The product(s) in the customer’s order are then selected from the Company's inventory and shipped via United States Postal Service, United Parcel Service, or Federal Express.

Our customers enjoy the convenience of rapid home delivery, with approximately 72% of all orders being shipped within 24 hours of ordering.  Our website allows customers to easily browse and purchase substantially all of our products online.  Our website is designed to be fast, secure, and easy to use with order and shipping confirmations, and with online order tracking capabilities.

Warehousing and Shipping

We inventory our products and fill all customer orders from our corporate headquarters in Pompano Beach, Florida.  We have an in-house fulfillment and distribution operation, which is used to manage the entire supply chain, beginning with the placement of the order, continuing through order processing, and then fulfilling and shipping of the product to the customer.  We offer a variety of shipping options, including next day delivery.  We ship to anywhere in the United States served by the United States Postal Service, United Parcel Service, or Federal Express.  Priority orders are expedited in our fulfillment process.  Our goal is to ship the products the same day that the order is received.  For prescription medications, our goal is to ship the product immediately after the prescription has been authorized by the customer’s veterinarian.

Customer Service and Support

We believe that a high level of customer service and support is critical in retaining and expanding our customer base.  Customer care representatives participate in ongoing training programs under the supervision of our training managers.  These training sessions include a variety of topics such as product knowledge, computer usage, customer service tips, and the relationship between our Company and veterinarians.  Our customer care representatives respond to customers’ e-mails and calls that are related to products, order status, prices, and shipping.  Our customer care representatives also respond to customers through our live web chat.  If our customer care representatives are unable to respond to a customer’s inquiry at the time of a call, we strive to provide an answer within 24 hours.  We believe our customer care representatives are a valuable source of feedback regarding customer satisfaction.  Our customer returns and credits average approximately 1.5 % of total sales.

Technology

We utilize integrated technologies in call center, e-commerce, order entry, and inventory control/fulfillment operations.  Our systems are custom configured by the Company to optimize our computer telephone integration and mail-order processing.  The systems are designed to maintain a large database of specialized information and process a large volume of orders efficiently and effectively.  Our systems provide our customer care representatives and our customers, on our website, with real time product availability information and updated customer information to enhance our customer service.  We also have an integrated direct connection for processing credit cards to ensure that a valid credit card number and authorization have been received at the same time our customer care representatives are on the phone with the customer or when a customer submits an order on our website.  Our information systems provide our customer care representatives with records of all prior contact with a customer, including the customer’s address, phone number, e-mail address, fax number, prescription information, order history, payment history, and notes.

Competition

The pet medications market is competitive and highly fragmented.  Our competitors consist of veterinarians, traditional retailers, and other mail-order and online retailers of pet medications and other health products.  We believe that the following are the principal competitive factors in our market:

•

Product selection and availability, including the availability of prescription and non-prescription medications;

•

Brand recognition;

•

Reliability and speed of delivery;

•

Personalized service and convenience;

•

Price; and

•

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

According to the American Pet Products Manufacturers Association, pet spending in the United States increased 7.3% to $41.2 billion in 2007.  Pet supplies and medications represented $9.8 billion, or 24% of the total spending on pets in the United States.  The pet medication market that we participate in is estimated to be approximately $3.4 billion, with veterinarians having the majority of the market share.  The dog and cat population is approximately 163 million, with approximately 63% of all households owning a pet.

We believe that the following are the main competitive strengths that differentiate 1-800-PetMeds from the competition:

•

“1-800-PetMeds” brand name;

•

Exceptional customer service and support;

•

Consumer benefit structure of savings and convenience;

•

Licensed pharmacy to conduct business in 50 states; and

•

Multiple sources of supply of pet medications.

Intellectual Property

We conduct our business under the trade name “1-800-PetMeds.”  We believe this name, which is also our toll-free telephone number, has added significant value and is an important factor in the marketing of our products.  We have also obtained the right to the Internet addresses www.1800petmeds.com, www.1888petmeds.com, www.petmedexpress.com, and www.petmeds.com.   As with phone numbers, we do not have and cannot acquire any property rights in an Internet address.  We do not expect to lose the ability to use the Internet addresses; however, there can be no assurance in this regard and the loss of these addresses may have a material adverse effect on our financial position and results of operations.  We are the exclusive owners of United States Trademark Registrations for “PetMed Express®,” “1888PetMeds®,” “1-800-PetMeds®,” and “PetMeds®.”

Government Regulation

Dispensing prescription medications is governed at the state level by the Board of Pharmacy, or similar regulatory agencies, of each state where prescription medications are dispensed.  We are subject to regulation by the State of Florida and are licensed as a community pharmacy by the Florida Board of Pharmacy.  Our current license is valid until February 28, 2009, and prior to that date a renewal application will be submitted to the Board of Pharmacy.  Our pharmacy practice is also licensed and/or regulated by 49 other state pharmacy boards and, with respect to our products, by other regulatory authorities including, but not necessarily limited to, the United States Food and Drug Administration (“FDA”) and the United States Environmental Protection Agency.  As a licensed pharmacy in the State of Florida, we are subject to the Florida Pharmacy Act and regulations promulgated thereunder.  To the extent that we are unable to maintain our license as a community pharmacy with the Florida Board of Pharmacy, or if we do not maintain the licenses granted by other state pharmacy boards, or if we become subject to actions by the FDA, or other enforcement regulators, our distribution of prescription medications to pet owners could cease, which could have a material adverse effect on our financial condition and results of operations.

Employees

We currently have 256 full time employees, including: 146 in customer care and marketing; 30 in fulfillment and purchasing; 68 in our pharmacy; 3 in information technology; 4 in administrative positions; and 5 in management.  None of our employees are represented by a labor union, or governed by any collective bargaining agreements.  We consider relations with our employees to be satisfactory.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC").  Our SEC filings, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act are available to the public free of charge over the internet at our website at www.1800petmeds.com or at the SEC's web site at www.sec.gov.  Our SEC filings will be available through our website as soon as reasonably practicable after we have electronically filed or furnished them to the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K.  You may also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington D.C. 20549.  You may obtain information on the operation of the Public Reference

Room by calling the SEC at 1-800-SEC-0330 or on the internet at www.sec.gov/info/edgar/prrrules.htm..  The Company’s Code of Business Conduct and Ethics and the charters for each of our committees of the Board of Directors may be found in our 2004 Proxy which was filed on June 30, 2004.  You may also obtain a copy of our Code of Business Conduct and Ethics and the charters for each of our committees of the Board of Directors free of charge by contacting investor relations at 1-800-738-6337.

ITEM 1A. RISK FACTORS

You should carefully consider the risks and uncertainties described below, and all the other information included in this Annual Report before you decide to invest in our common stock.  Any of the following risks could materially adversely affect our business, financial condition, or operating results and could result in a loss of your investment.

We may inadvertently fail to comply with various state regulations covering the dispensing of prescription pet medications. We could be subject to reprimands, sanctions, probations, fines, suspensions, or the loss of one or more of our pharmacy licenses.

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

While we make every effort to fully comply with all applicable state rules, laws, and regulations, from time to time we have been the subject of administrative complaints regarding the authorization of prescriptions prior to shipment.  We cannot assure you that we will not continue to be the subject of administrative complaints in the future.  We cannot guarantee you that we will not be subject to reprimands, sanctions, probations, or fines, or that one or more of our pharmacy licenses will not be suspended or revoked.  If we were unable to maintain our license as a community pharmacy in the State of Florida, or if we are not granted licensure in a state that begins to require licensure, or if one or more of the licenses granted by other state boards should be suspended or revoked, our ability to continue to sell prescription medications and to continue our business as it is presently conducted could be in jeopardy.

We currently purchase a portion of our prescription and non-prescription medications from third party distributors and we are not an authorized distributor of these products.  We do not have any guaranteed supply of medications at any pre-established prices.

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

We cannot guarantee that if we continue to purchase prescription and non-prescription pet medications from secondary sources that we will be able to purchase an adequate supply to meet our customers’ demands, or that we will be able to purchase these products at competitive prices.  As these products represent a significant portion of our sales, our failure to fill customer orders for these products could adversely impact our sales.  If we are forced to pay higher prices for these products to ensure an adequate supply, we cannot guarantee that we will be able to pass along to our customers any increases in the prices we pay for these medications.  This inability to pass along increased prices could materially adversely affect our financial condition and results of operations.

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

Resistance from veterinarians to authorize prescriptions, or attempts/efforts on their part to discourage pet owners to purchase from internet mail-order pharmacies could cause our sales to decrease and could materially adversely affect our financial condition and results of operations.

Since we began our operations some veterinarians have resisted providing our customers with a copy of their pet’s prescription or authorizing the prescription to our pharmacy staff, thereby effectively preventing us from filling such prescriptions under state law.  We have also been informed by customers and others that veterinarians have also tried to discourage pet owners from purchasing from internet mail-order pharmacies.  Sales of prescription medications represented approximately 30% of our sales for the fiscal year.  Although veterinarians in some states are required by law to provide a pet owner with this prescription information, if the number of veterinarians who refuse to authorize prescriptions should increase, or if veterinarians are successful in discouraging pet owners from purchasing from internet mail-order pharmacies, our sales could decrease and our financial condition and results of operations may be materially adversely affected.

Significant portions of our sales are made to residents of seven states.  If we should lose our pharmacy license in one or more of these states, our financial condition and results of operations would be materially adversely affected.

While we ship pet medications to customers in all 50 states, approximately 50% of our sales for the fiscal year ended March 31, 2008 were made to customers located in the states of California, Florida, Texas, New York, Pennsylvania, Georgia, Virginia, and New Jersey.  If for any reason our license to operate a pharmacy in one or more of those states should be suspended or revoked, or if it is not granted or renewed, our ability to sell prescription medications to residents of those states would cease and our financial condition and results of operations in future periods would be materially adversely affected.

We face significant competition from veterinarians and online and traditional retailers and may not be able to compete profitably with them.

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

Because we post product information and other content on our website, we face potential liability for negligence, copyright infringement, patent infringement, trademark infringement, defamation, and/or other claims based on the nature and content of the materials we post.  Various claims have been brought, and sometimes successfully prosecuted, against Internet content distributors.  We could be exposed to liability with respect to the unauthorized duplication of content or unauthorized use of other parties’ proprietary technology.

Although we maintain general liability insurance, our insurance may not cover potential claims of this type, or may not be adequate to indemnify us for all liability that may be imposed.  Any imposition of liability that is not covered by insurance, or is in excess of insurance coverage, could materially adversely affect our financial condition and results of operations.

We may not be able to protect our intellectual property rights, and/or we may be found to infringe on the proprietary rights of others.

We rely on a combination of trademarks, trade secrets, copyright laws, and contractual restrictions to protect our intellectual property rights.  These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our non-prescription private label generic equivalents, when and if developed, as well as aspects of our sales formats, or to obtain and use information that we regard as proprietary, including the technology used to operate our website and our content, and our trademarks.  Litigation or proceedings before the United States Patent and Trademark Office or other bodies may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain names, and to determine the validity and scope of the proprietary rights of others.  Any litigation or adverse proceeding could result in substantial costs and diversion of resources, and could seriously harm our business and operating results.

 Third parties may also claim infringement by us with respect to past, current, or future technologies.  We expect that participants in our market will be increasingly involved in infringement claims as the number of services and competitors in our industry segment grows.  Any claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays, or require us to enter into royalty or licensing agreements.  These royalty or licensing agreements might not be available on terms acceptable to us or at all.

If we are unable to protect our Internet addresses or to prevent others from using Internet addresses that are confusingly similar, our business may be adversely impacted.

Our Internet addresses, www.1800petmeds.com, www.1888petmeds.com, www.petmedexpress.com, and www.petmeds.com are critical to our brand recognition and our overall success.  If we are unable to protect these Internet addresses, our competitors could capitalize on our brand recognition.  We are aware of substantially similar Internet addresses used by competitors.  Governmental agencies and their designees generally regulate the acquisition and maintenance of Internet addresses.  The regulation of Internet addresses in the United States and in foreign countries has changed, and may undergo further change in the near future.  Furthermore, the relationship between regulations governing Internet addresses and laws protecting trademarks and similar proprietary rights is unclear.  Therefore, we may not be able to protect our own Internet addresses, or prevent third parties from acquiring Internet addresses that are confusingly similar to, infringe upon, or otherwise decrease the value of our Internet addresses.

Since all of our operations are housed in a single location, we are more susceptible to business interruption in the event of damage to or disruptions in our facility.

Our headquarters and distribution center are located in the same building in South Florida, and all of our shipments of products to our customers are made from this sole distribution center.  We have no present plans to establish any additional distribution centers or offices.  Because we consolidate our operations in one location, we are more susceptible to power and equipment failures, and business interruptions in the event of fires, floods, and other natural disasters than if we had additional locations.  Furthermore, because we are located in South Florida, which is a hurricane-sensitive area, we are particularly susceptible to the risk of damage to, or total destruction of, our headquarters and distribution center and surrounding transportation infrastructure caused by a hurricane.  We cannot assure you that we are adequately insured to cover the amount of any losses relating to any of these potential events, business interruptions resulting from damage to or destruction of our headquarters and distribution center, or power and equipment failures relating to our call center or websites, or interruptions or disruptions to major transportation infrastructure, or other events that do not occur on our premises.  The occurrence of one or more of these events could adversely impact our ability to generate revenues in future periods.

A portion of our sales are seasonal and our operating results are difficult to predict and may fluctuate.

Because our operating results are difficult to predict, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.  The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm, and flea and tick medications.  For the quarters ended June 30, 2007, September 30, 2007, December 31, 2007, and March 31, 2008, Company sales were 31%, 27%, 20%, and 22%, respectively.  In addition to the seasonality of our sales, our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are out of our control.  Factors that may cause our operating results to fluctuate include:

•

Our ability to obtain new customers at a reasonable cost, retain existing customers, or encourage reorders;

•

Our ability to increase the number of visitors to our website, or our ability to convert visitors to our website into customers;

•

The mix of medications and other pet products sold by us;

•

Our ability to manage inventory levels or obtain an adequate supply of products;

•

Our ability to adequately maintain, upgrade and develop our website, the systems that we use to process customers’ orders and payments, or our computer network;

•

Increased competition within our market niche;

•

Price competition;

•

Increases in the cost of advertising;

•

The amount and timing of operating costs and capital expenditures relating to expansion of our product line or operations; and

•

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

The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control.  These factors include: quarterly variations in operating results; changes in accounting treatments or principles; announcements by us or our competitors of new products and services offerings, significant contracts, acquisitions, or strategic relationships; additions or departures of key personnel; any future sales of our common stock or other securities; stock market price and volume fluctuations of publicly-traded companies; and general political, economic, and market conditions.

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

Our investments in auction rate securities are subject to risks which may adversely affect our liquidity.

At March 31, 2008, we had approximately $4,780,000 in temporary investments and approximately $24,740,000 in long term investments, both consisting of auction rate securities (“ARS”).  At May 31, 2008, we were successful in liquidating all of our temporary investments and a small portion of our long term investments, and we still had approximately $21,125,000 in long term investments.  Liquidity for our ARS historically has been provided by an auction process which has allowed us the opportunity to sell the securities at each auction date, and for those securities not sold, resets the applicable interest rate every 7 or 28 days.  Although auctions have been successful for periods immediately subsequent to February 2008, recently auctions for our ARS have failed which therefore have eliminated our ability to sell these securities through the standard auction process. Currently there is no liquid market for these securities. There is no assurance that future auctions in our ARS will succeed.

An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate which may or may not correspond to market rates for other types of similar short-term instruments. Our securities for which auctions have failed will continue to accrue interest at the contractual rate and be subject to the auction process every 7 or 28 days until the auction succeeds, the issuer redeems the securities, or the security matures. As a result, our ability to liquidate our investment in these securities and use the cash proceeds in the near term may be limited. Our ability to fully recover the carrying value of our investment in these securities may also be limited. The majority of our investments in ARS are classified as long term investments in our financial statements for the fiscal year ended March 31, 2008.  Our ARS investments are not mortgage-backed based but are municipal based, and banks are still valuing the bonds at 100% of par.  These ARS are currently rated AAA, the highest rating available by a rating agency.  We currently believe the market values of our ARS are not impaired.  However, it could take until the final maturity or issuer refinancing of the underlying debt for us to realize the recorded value of our investments in these securities. If the issuers of our ARS are unable to successfully close future auctions or redeem or refinance the securities and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments, and may need to sell these securities on a secondary market. Although we believe we will be able to liquidate our investments in these securities without any significant loss, the timing and financial impact of such an outcome is uncertain. Based on our expected cash expenditures, our cash and cash equivalents balance and other potential sources of cash, we do not anticipate that the potential lack of liquidity of these investments in the near term will adversely affect our ability to execute our current business plan.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

Our facilities, including our principal executive offices, are located at 1441 S.W. 29th Avenue, Pompano Beach, Florida 33069.  The Company leases its 50,000 square foot executive offices and warehouse facility under a non-cancelable operating lease, through May 31, 2012.  On February 29, 2008, the Company signed a fifth addendum to its existing lease adding an additional 15,300 square feet and extending the lease to May 31, 2012, effective July 1, 2008.  The Company is responsible for certain maintenance costs, taxes, and insurance under this lease.  The future minimum annual lease payments are as follows: $641,000 for fiscal 2009, $702,000 for fiscal 2010, $723,000 for fiscal 2011, $745,000 for fiscal 2012, and $125,000 for fiscal 2013.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended March 31, 2008.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The Company’s common shares are traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “PETS.”  The prices set forth below reflect the range of high and low closing sale prices per share in each of the quarters of fiscal 2008 and 2007 as reported by the NASDAQ.  These prices represent quotations among dealers without adjustments for retail mark-ups, markdowns or commissions, and may not represent actual transactions.

Fiscal 2008:	High	Low
First Quarter	$13.60	$10.78
Second Quarter	$15.98	$12.88
Third Quarter	$15.07	$11.99
Fourth Quarter	$13.47	$10.45

Fiscal 2007:	High	Low
First Quarter	$17.72	$10.97
Second Quarter	$13.08	$ 9.44
Third Quarter	$14.19	$10.13
Fourth Quarter	$14.17	$11.74

There were 86 holders of record of our common stock at May 30, 2008, and we estimate there were approximately 11,000 beneficial stockholders on that date.

Dividend Policy

The Company has never paid cash dividends on its common stock.  We presently intend to retain future earnings to finance the expansion of our business.  Our future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition, and other relevant factors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 1998 Stock Option Plan, 2006 Employee Equity Compensation Restricted Stock Plan, and 2006 Outside Director Equity Compensation Restricted Stock Plan as of March 31, 2008:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities
	to be issued upon	Weighted average
	exercise of outstanding	exercise price of	Number of securities
	options, warrants	outstanding options,	remaining available
Plan category	and rights	warrants and rights	for future issuance
	(a)	(b)	(c)
1998 Stock Option Plan	372,660	$7.96	810,068

2006 Employee Restricted Stock Plan	193,942	-	806,058

2006 Director Restricted Stock Plan	44,000	-	156,000

Total	610,602		1,772,126

Share Repurchase Plan

On November 8, 2006, the Company's Board of Directors approved a share repurchase plan of up to $20.0 million.  This plan is intended to be implemented through purchases made from time to time in either the open market or through private transactions at the Company's discretion, subject to market conditions and other factors, in accordance with Securities and Exchange Commission requirements.  There can be no assurances as to the precise number of shares that will be repurchased under the share repurchase plan, and the Company may discontinue the share repurchase plan at any time subject to compliance with applicable regulatory requirements.  Shares purchased pursuant to the share repurchase plan will either be cancelled or held in the Company's treasury.  Any share repurchase would reduce our available cash.  During fiscal 2008 we repurchased approximately 952,000 shares of our outstanding common stock for approximately $11.6 million, pursuant to the Company’s $20.0 million stock buy back plan, averaging approximately $12.19 per share.

This table provides information with respect to purchases by the Company of shares of common stock during the three months ended March 31, 2008:

Month / Year	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)

January 2008 (January 1, 2008 to January 31, 2008)	114,155	$ 11.50	114,155	$ 13,818,706

February 2008 (February 1, 2008 to February 29, 2008)	235,291	$ 11.92	235,291	$ 11,014,491

March 2008 (March 1, 2008 to March 31, 2008)	233,137	$ 11.22	233,137	$ 8,399,279

(1)

In November 2006, the Company announced that the Board of Directors authorized the repurchase of up to $20.0 million of the Company’s common stock from time to time through negotiated or open market transactions.  The repurchase program does not have an expiration date and the program did not expire, nor did the Company terminate the program, during the period covered by the table.

Since the inception of the share repurchase plan, approximately 1,000,000 shares have been repurchased under the plan and approximately $7.9 million of the original $20.0 million authorization remains available for repurchase, as of May 31, 2008.

Performance Graph

Set forth below is a graph comparing the cumulative performance of our Common Stock with the Standard & Poor’s Composite-500 Stock Index (the “S&P 500”), the Nasdaq Composite, and the Russell 2000, from March 31, 2003 to March 31, 2008.  The graph assumes that $100 was invested on March 31, 2003 in each of our Common Stock, the S&P 500, the Nasdaq Composite, and the Russell 2000 and that all dividends were reinvested.

Performance graph data:

	Fiscal Year Ended March 31,
	2003	2004	2005	2006	2007	2008
Nasdaq Composite	100.00	148.69	149.07	174.46	180.56	169.93
S&P 500	100.00	132.78	98.15	102.89	112.85	123.83
Russell 2000	100.00	161.93	168.72	209.89	219.65	188.72
PetMed Express, Inc.	100.00	466.10	313.98	752.95	502.12	469.92

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and notes thereto, and other financial information included elsewhere in this Annual Report on Form 10-K.  The Consolidated Statements of Income data set forth below for the fiscal years ended March 31, 2008, 2007, and 2006 and the Consolidated Balance Sheet data as of March 31, 2008 and 2007 have been derived from our audited Consolidated Financial Statements which are included elsewhere in this Annual Report on Form 10-K.  The Consolidated Statements of Income data set forth below for the fiscal years ended March 31, 2005 and 2004 and the Consolidated Balance Sheet data as of March 31, 2006, 2005 and 2004 have been derived from our audited Consolidated Financial Statements which are not included in this Annual Report on Form 10-K.

STATEMENTS OF INCOME

	Fiscal Year Ended March 31,
	2008	2007	2006	2005	2004

Sales	$ 188,336,469	$ 162,246,407	$ 137,583,155	$ 108,357,747	$ 93,994,233
Cost of sales	114,122,433	97,680,238	83,244,366	64,700,002	55,824,406
Gross profit	74,214,036	64,566,169	54,338,789	43,657,745	38,169,827
Operating expenses	46,218,424	43,066,144	36,193,545	31,156,119	28,958,433
Net income	20,022,231	14,443,502	12,063,514	8,010,370	5,813,604
Net income per common share:
Basic	0.83	0.60	0.51	0.35	0.30
Diluted	0.82	0.60	0.50	0.34	0.25
Weighted average number of
common shares outstanding:
Basic	24,088,258	24,109,035	23,658,722	22,862,417	19,471,681
Diluted	24,299,364	24,270,879	24,211,955	23,833,189	23,689,866

BALANCE SHEET DATA

	March 31,
	2008	2007	2006	2005	2004

Working capital	$ 38,803,828	$ 50,613,455	$ 34,968,771	$ 21,968,784	$ 11,338,004
Total assets	73,454,647	61,218,487	42,624,159	28,119,483	18,480,808
Total liabilities	6,420,672	7,354,914	4,984,630	3,902,419	4,486,299
Shareholders' equity	67,033,975	53,863,573	37,639,529	24,217,064	13,994,509

NON FINANCIAL DATA (UNAUDITED)

	March 31,
	2008	2007	2006	2005	2004

New customers acquired	710,000	681,000	624,000	510,000	572,000
Total accumulated customers (1)	3,846,000	3,136,000	2,455,000	1,831,000	1,321,000

(1) includes both active and inactive customers

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company markets its products through national television, online, and direct mail/print advertising campaigns which direct consumers to order by phone or on the Internet, and aim to increase the recognition of the “1-800-PetMeds” brand name.  Approximately 65% of all sales were generated via the Internet in fiscal 2008, compared to 62% in fiscal 2007.

The Company’s sales consist of products sold mainly to retail consumers and minimally to wholesale customers.  Typically, the Company’s customers pay by credit card or check at the time the order is shipped.  The Company usually receives cash settlement in two to three banking days for sales paid by credit cards, which minimizes the accounts receivable balances relative to the Company’s sales.  The Company’s sales returns average was approximately 1.5% and 1.7% of sales for the fiscal years ended March 31, 2008 and 2007, respectively.  The twelve-month average purchase was approximately $80 and $79 per order for the fiscal years ended March 31, 2008 and 2007, respectively.

Critical Accounting Policies

Our discussion and analysis of our financial condition and the results of our operations are based upon our Consolidated Financial Statements and the data used to prepare them.  The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  On an ongoing basis we re-evaluate our judgments and estimates including those related to product returns, bad debts, inventories, and income taxes.  We base our estimates and judgments on our historical experience, knowledge of current conditions, and our beliefs of what could occur in the future considering available information.  Actual results may differ from these estimates under different assumptions or conditions.  Our estimates are guided by observing the following critical accounting policies.

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

The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days.  Credit card sales minimize accounts receivable balances relative to sales.  The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks.  The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends.  At March 31, 2008 and 2007 the allowance for doubtful accounts was approximately $32,000 and $28,000, respectively.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method.  The Company writes down its inventory for estimated obsolescence.  The inventory reserve was approximately $135,000 and $122,000 for the fiscal years ended March 31, 2008 and 2007, respectively.

Advertising

The Company's advertising expense consists primarily of television advertising, internet marketing, and direct mail/print advertising.  Television advertising costs are expensed as the advertisements are televised.  Internet costs are expensed in the month incurred and direct mail/print advertising costs are expensed when the related catalog, brochure, and postcards are produced, distributed, or superseded.

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

Results of Operations

The following should be read in conjunction with the Company’s Consolidated Financial Statements and the related notes thereto included elsewhere herein.  The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Consolidated Statements of Income:

	Fiscal Year Ended March 31,

	2008	2007	2006

Sales	100.0%	100.0%	100.0%
Cost of sales	60.6	60.2	60.5

Gross profit	39.4	39.8	39.5

Operating expenses:
General and administrative	10.8	10.6	10.2
Advertising	13.4	15.6	15.7
Depreciation and amortization	0.3	0.3	0.4
Total operating expenses	24.5	26.5	26.3

Income from operations	14.9	13.3	13.2

Total other income (expense)	1.2	1.0	0.7

Income before provision for income taxes	16.1	14.3	13.9

Provision for income taxes	5.5	5.4	5.1

Net income	10.6%	8.9%	8.8%

Fiscal 2008 Compared to Fiscal 2007

Sales

Sales increased by approximately $26,090,000, or 16.1%, to approximately $188,336,000 for the fiscal year ended March 31, 2008, from approximately $162,246,000 for the fiscal year ended March 31, 2007.  The increase in sales for the fiscal year ended March 31, 2008 was primarily due to increased retail reorders and new orders, offset by decreased wholesale sales.  The Company has committed certain dollar amounts specifically designated towards television, direct mail/print, and online advertising to stimulate sales, create brand awareness, and acquire new customers.  The Company acquired approximately 710,000 new customers for the year ended March 31, 2008, compared to approximately 681,000 new customers for the same period the prior year.  There can be no assurances that this growth trend will continue, due to increased price competition from veterinarians and traditional and online retailers.

The following chart illustrates sales by various sales classifications:

Year Ended March 31,
	2008	%	2007	%	$ Variance	% Variance

Reorder Sales	$ 134,349,000	71.3%	$ 110,540,000	68.1%	$ 23,809,000	21.5%
New Order Sales	$ 53,766,000	28.6%	$ 51,096,000	31.5%	$ 2,670,000	5.2%
Wholesale Sales	$ 221,000	0.1%	$ 610,000	0.4%	$ (389,000)	-63.6%

Total Net Sales	$ 188,336,000	100.0%	$ 162,246,000	100.0%	$ 26,090,000	16.1%

Internet Sales	$ 122,484,000	65.0%	$ 100,916,000	62.2%	$ 21,568,000	21.4%
Contact Center Sales	$ 65,852,000	35.0%	$ 61,330,000	37.8%	$ 4,522,000	7.4%

Total Net Sales	$ 188,336,000	100.0%	$ 162,246,000	100.0%	$ 26,090,000	16.1%

Leading up to the 2004 presidential election we experienced an increase in the advertising cost of acquiring a new customer and a decrease in new customer sales, which may have been attributed to a shortage of television advertising inventory.  There can be no assurances that the 2008 presidential election will not have a similar impact on the advertising cost of acquiring a new customer and new customer sales.

The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm, and flea and tick medications.  For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2008, the Company’s sales were approximately 31%, 27%, 20%, and 22%, respectively.

Cost of sales

Cost of sales increased by $16,442,000, or 16.8%, to $114,122,000 for the fiscal year ended March 31, 2008, from $97,680,000 for the fiscal year ended March 31, 2007.  The increase in cost of sales is directly related to the increase in retail sales in fiscal 2008 as compared to fiscal 2007.  As a percent of sales, the cost of sales was 60.6% in fiscal 2008, as compared to 60.2% in fiscal 2007.  The percentage increase can be mainly attributed to increases in our product and freight costs offset by a shift in our product mix to higher margin items.

Gross profit

Gross profit increased by $9,648,000, or 14.9%, to $74,214,000 for the fiscal year ended March 31, 2008, from $64,566,000 for the fiscal year ended March 31, 2007.  Gross profit as a percentage of sales for fiscal 2008 and 2007 was 39.4% and 39.8%, respectively.  The gross profit percentage decrease can be mainly attributed to increases in our product and freight costs offset by a shift in our product mix to higher margin items.

General and administrative expenses

General and administrative expenses increased by $3,074,000, or 17.8%, to $20,367,000 for the fiscal year ended March 31, 2008 from $17,293,000 for the fiscal year ended March 31, 2007.  General and administrative expenses as a percentage of sales was 10.8% compared to 10.6% for the fiscal years ended March 31, 2008 and 2007, respectively.  The increase in general and administrative expenses for the fiscal year ended March 31, 2008 was primarily due to the following: a $1,981,000 increase in payroll expenses, with $584,000 of the increase due to the recognition of additional stock based compensation expense during the fiscal year relating to the issuance of restricted stock and stock options, with $295,000 of the increase due to withholding tax expense relating to restricted stock issuances in fiscal 2007 and 2008, and the remaining amount attributed to the addition of new employees in the customer care and pharmacy departments enabling the Company to sustain its growth; a $692,000 increase in credit card and bank service fees which is directly attributable to increased sales in the fiscal year; a $386,000 one-time charge due to the fact that nexus was established in another state, relating to state/county sales tax which was not collected on behalf of our customers in fiscal 2007; a $175,000 increase in office expenses which can be directly attributed to increased sales; and a $97,000 increase in property expenses which can be directly attributed to increased sales; with a $78,000 decrease in license fees; a $65,000 decrease in professional fees; a $55,000 decrease in telephone expense; a $41,000 decrease in insurance expense; and a $18,000 decrease in other expenses, including travel and bad debt expenses, offsetting the increase.

Advertising expenses

Advertising expenses increased by approximately $18,000, or approximately 0.1%, to approximately $25,261,000 for the fiscal year ended March 31, 2008 from approximately $25,243,000 for the fiscal year ended March 31, 2007.  The slight increase in advertising expenses for the fiscal year ended March 31, 2008 was due to the Company’s plan to commit certain amounts specifically designated towards television, direct mail/print, and online advertising to stimulate sales, create brand awareness, and acquire new customers.

The advertising cost of acquiring a new customer, defined as total advertising cost divided by new customers acquired, for the fiscal year ended March 31, 2008 was $36, compared to $37 for the same period the prior year.  Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, increased advertising spending, and price competition from veterinarians and other retailers of pet medications.  Historically, the advertising environment fluctuates due to supply and demand.  A less favorable advertising environment may negatively impact future new order sales.  As a percentage of sales, advertising expense was 13.4% in fiscal 2008, as compared to 15.6% in fiscal 2007.  The decrease in advertising expense as a percentage of total sales for fiscal 2008 can be attributed to increased sales with a slight improvement in new customer acquisition costs during the year.  The Company currently anticipates advertising as a percentage of sales to range from approximately 13.0% to 14.0% in fiscal 2009.  However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.  For the fiscal year ended March 31, 2008, quarterly advertising expenses as a percentage of sales ranged between 11% and 16%.

Depreciation and amortization

Depreciation and amortization increased by approximately $60,000, or 11.2%, to approximately $590,000 for the fiscal year ended March 31, 2008 from approximately $530,000 for the fiscal year ended March 31, 2007.  This increase to depreciation and amortization expense for fiscal 2008 can be attributed to an increase in new property and equipment additions in fiscal 2008.

Other income

Other income increased by approximately $715,000, or 42.0%, to approximately $2,416,000 for the fiscal year ended March 31, 2008, from approximately $1,701,000 for the fiscal year ended March 31, 2007.  The increase to other income can be primarily attributed to increased interest income due to increases in the Company’s cash balance, which is swept into an interest-bearing overnight account, and a tax-free investment account.  The increase can also be attributed to additional advertising revenue generated from our website.  Interest income may decrease in the future due to a reduction in interest rates and also as the Company utilizes its cash balances on its $20,000,000 share repurchase plan, with approximately $8,399,000 remaining, or on its operating activities.

Provision for income taxes

For the fiscal years ended March 31, 2008 and 2007, the Company recorded an income tax provision for approximately $10,389,000 and $8,757,000, respectively.  The income tax provision for fiscal 2008 includes a tax benefit of approximately $308,000 which relates to an income tax over-accrual for the fiscal year ended March 31, 2007.  During the first quarter of fiscal 2008, it was determined that the Company was no longer a full tax payer in the state of Florida, due to the fact that it established nexus in another state.  This event triggered a lower effective tax rate in fiscal 2008.  The Company also recognized a $155,000 income tax benefit due to the disqualifying disposition of certain incentive stock option exercises during fiscal 2008.  These events resulted in an effective tax rate of 34.2% for the year ended March 31, 2008, compared to an effective tax rate of 37.7% for the year ended March 31, 2007.  The Company estimates its effective tax rate to be approximately 36.0% in fiscal 2009.

Net income

Net income increased by approximately $5,578,000, or 38.6%, to approximately $20,022,000 for the fiscal year ended March 31, 2008 from approximately $14,444,000 for the fiscal year ended March 31, 2007.  The increase was mainly attributable to the Company’s sales growth and our success in leveraging our operating expenses.

Fiscal 2007 Compared to Fiscal 2006

Sales

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

General and administrative expenses

General and administrative expenses increased by $3,215,000, or 22.8%, to $17,293,000 for the fiscal year ended March 31, 2007 from $14,078,000 for the fiscal year ended March 31, 2006.  General and administrative expenses as a percentage of sales was 10.6% compared to 10.2% for the fiscal years ended March 31, 2007 and 2006, respectively.  The increase in general and administrative expenses for the fiscal year ended March 31, 2007 was primarily due to the following: a $2,194,000 increase to payroll expenses, with $893,000 of the increase due to the recognition of stock option compensation expense during the period relating to the implementation of SFAS 123R, “ Share Based Payment,” and the remaining increase  attributed to the addition of new employees in the customer care and pharmacy departments enabling the Company to sustain its growth; a $530,000 increase to credit card and bank service fees which is directly attributable to increased sales in the fiscal year; a $260,000 increase to licenses and fees, the majority of the increase relating to the first time compliance with a California mill assessment fee on certain products sold in that state; a $169,000 increase to property expenses relating to additional rent due to our warehouse expansion; a $125,000 increase to office expenses which can be directly attributed to increased sales; a $105,000 increase to telephone expenses resulting from receiving one-time usage credits during the prior fiscal year; a $87,000 increase to insurance expenses, relating to an increase in premiums paid; and a $36,000 increase to other expenses which includes bad debt and travel expenses.  Offsetting the increase was a $162,000 one-time charge, relating to state/county sales tax, which was not collected on behalf of customers, which was booked in the first quarter of fiscal 2006; and a $129,000 decrease in professional fees, primarily relating to the reduction of legal fees and Sarbanes-Oxley compliance fees.

Advertising expenses

Advertising expenses increased by approximately $3,672,000, or approximately 17.0%, to approximately $25,243,000 for the fiscal year ended March 31, 2007 from approximately $21,571,000 for the fiscal year ended March 31, 2006.  The increase in advertising expenses for the fiscal year ended March 31, 2007 was due to the Company’s plan to commit certain amounts specifically designated towards television, direct mail/print, and online advertising to stimulate sales, create brand awareness, and acquire new customers.

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

Other income

Other income increased by approximately $811,000, or 91.1%, to approximately $1,701,000 for the fiscal year ended March 31, 2007, from approximately $890,000 for the fiscal year ended March 31, 2006.  The increase to other income can be primarily attributed to increased interest income due to increases in the Company’s cash balance, which is swept into an interest bearing overnight account, and a tax-free short term investment account.  The increase can also be attributed to additional advertising revenue generated from our website.  Interest income may decrease in future years if the Company utilizes its cash balances on its $20,000,000 share repurchase plan or on its operating activities.

Provision for income taxes

For the fiscal years ended March 31, 2007 and 2006, the Company recorded an income tax provision for approximately $8,757,000 and $6,972,000, respectively, which resulted in an effective tax rate of 37.7% and 36.6%, respectively.

Net income

Net income increased by approximately $2,380,000, or 19.7%, to approximately $14,444,000 for the fiscal year ended March 31, 2007 from approximately $12,064,000 for the fiscal year ended March 31, 2006.  The increase was mainly attributable to the Company’s sales growth and profitable operations.

Liquidity and Capital Resources

The Company’s working capital at March 31, 2008 and 2007 was $38,804,000 and $50,613,000, respectively.  The $11,809,000 decrease in working capital was primarily attributable to the reclassification of $24,740,000 of the Company’s auction rate securities from short term to long term investments and the repurchase of shares pursuant to the Company’s stock buy back plan, offset by cash flow generated from operations, the exercise of stock options, and interest income earned on investments.  Net cash provided by operating activities was $19,380,000 and $16,564,000 for the fiscal years ended March 31, 2008 and 2007, respectively.  Net cash provided by investing activities was $9,102,000 for the fiscal year ended March 31, 2008, compared to net cash used in investing activities of $17,300,000 for the same period in the prior year.  This change can be attributed to an increased amount of investment redemptions in fiscal 2008, offset by increased property and equipment additions needed to support the Company’s future growth.  Net cash used in financing activities for fiscal 2008 was $8,531,000, compared to net cash provided by financing activities of $685,000 for fiscal 2007.  This change can be attributed to the repurchase of approximately 952,000 shares for approximately $11,601,000, pursuant to the Company’s stock buy back plan, offset by the exercise of approximately 292,000 shares of stock options for approximately $2,785,000.  As of March 31, 2008 the Company had approximately $8,400,000 remaining under the Company’s $20,000,000 stock buy back plan.  Based on future market conditions the Company may utilize its cash balance on the remaining balance of its current share repurchase plan.

The Company had $24,740,000 in ARS which were classified as long term investments in our financial statements as of March 31, 2008.  Our ARS investments are not mortgage-backed based but are municipal based, and banks are still valuing the bonds at 100% of par.  These ARS are currently rated AAA, the highest rating available by a rating agency.  We currently believe the market values of our ARS are not impaired.  However, it could take until the final maturity or issuer refinancing of the underlying debt for us to realize the recorded value of our investments in these securities. If the issuers of our ARS are unable to successfully close future auctions or redeem or refinance the securities and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments, and may need to sell these securities on a secondary market.  Although we believe we will be able to liquidate our investments in these securities without any significant loss, the timing and financial impact of such an outcome is uncertain.  Based on our expected cash expenditures, our cash and cash equivalents balance and other potential sources of cash, we do not anticipate that the potential lack of liquidity of these investments in the near term will adversely affect our ability to execute our current business plan.

As of March 31, 2008 and 2007 the Company had no outstanding lease commitments except for the lease for its 50,000 square foot executive offices and warehouse.  On February 29, 2008, the Company signed a fifth addendum to its existing lease, effective on July 1, 2008, adding an additional 15,300 square feet and extending the lease until May 31, 2012.  This additional space will be used to expand the warehouse and pharmacy to increase the Company’s capacity to store additional inventory and expand its fulfillment operations.

The Company expects to allocate capital funds for new property leasehold and equipment additions during fiscal 2009 to address growth needs for the next five years.  The Company has estimated approximately $2,000,000 for capital expenditures during fiscal 2009, the majority of which will be used for the Company’s planned warehouse expansion to further the Company’s growth, which will be funded through cash from operations.  The Company’s source of working capital includes cash from operations and the exercise of stock options.  The Company presently has no need for other alternative sources of working capital, and has no commitments or plans to obtain additional capital.

Contractual Obligation and Commitments

	Total	Less than 1 year	1-2 years	3-5 Years	More than 5 years
Property lease	$ 2,936,000	$ 641,000	$ 1,425,000	$ 870,000	$ -
Executive employment contract	$ 900,000	$ 450,000	$ 450,000	$ -	$ -

Total obligations	$ 3,836,000	$ 1,091,000	$ 1,875,000	$ 870,000	$ -

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2008.

Recent Accounting Pronouncements

The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), in the first quarter of fiscal 2008.  Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies.  As required by FIN 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the Consolidated Financial Statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open.  Upon implementing FIN 48, the Company did not recognize any additional liabilities for unrecognized tax positions.  Other than the determination that nexus was established in another state, resulting in a reduction to the Company’s effective tax rate, the adoption of FIN 48 had no material impact on our consolidated financial position, results of operations, or cash flows.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurement.  In February 2008, the FASB issued Staff Position (“FSP”) SFAS 157-2 which delays the effective date of SFAS No. 157 for non financial assets and non financial liabilities, except items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008 (our Fiscal 2010), and for interim periods within those fiscal years. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 157 on our consolidated financial position, results of operations, and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” which provides companies with an option to measure at fair value, at specified election dates, many financial instruments and certain other items that are not currently measured at fair value.  A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (our Fiscal 2009). We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 159 on our consolidated financial position, results of operations, and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces FASB Statement No. 141, “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our Fiscal 2010). We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 141(R) on our consolidated financial position, results of operations, and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51,” which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No.160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (our Fiscal 2010). We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated financial position, results of operations, and cash flows.

The Company does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices.  Our financial instruments include cash and cash equivalents, short and long term investments, accounts receivable, and accounts payable.  The book values of cash equivalents, short and long term investments, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments.  Interest rates affect our return on excess cash and investments.  As of March 31, 2008, we had $20,268,000 in cash and cash equivalents, $4,780,000 in short term investments and $24,740,000 in long term investments.  A majority of our cash and cash equivalents and investments generate interest income based on prevailing interest rates.

A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments.  It would also impact the market value of our investments.  Our investments are subject to market risk, primarily interest rate and credit risk.  Our investments are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors.  Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our investments to high-quality debt instruments with both short and long term maturities.  We do not hold any derivative financial instruments that could expose us to significant market risk.  At March 31, 2008, we had no debt obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  PETMED EXPRESS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

PetMed Express, Inc. and Subsidiaries

We have audited the consolidated balance sheet of PetMed Express, Inc. and Subsidiaries as of March 31, 2008, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PetMed Express, Inc. and Subsidiaries as of March 31, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PetMed Express, Inc. and Subsidiaries' internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 30, 2008 expressed an unqualified opinion on the effectiveness of PetMed Express, Inc. and Subsidiaries’ internal control over financial reporting.

/s/ McGladrey & Pullen, LLP

McGladrey & Pullen, LLP

New York, New York

May 30, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

PetMed Express, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of PetMed Express, Inc. and Subsidiaries (the "Company") as of March 31, 2007, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the two years in the period ended March 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PetMed Express, Inc. and Subsidiaries as of March 31, 2007, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation effective April 1, 2006.

/s/ Goldstein Golub Kessler LLP

Goldstein Golub Kessler LLP

New York, New York

May 31, 2007

PETMED EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	March 31
	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$20,267,829	$316,470
Temporary investments	4,780,000	39,125,000
Accounts receivable, less allowance for doubtful
accounts of $32,040 and $27,727, respectively	1,575,263	1,369,521
Inventories - finished goods	17,909,549	16,086,207
Prepaid expenses and other current assets	691,859	1,071,171
Total current assets	45,224,500	57,968,369

Long term investments	24,740,000	-
Property and equipment, net	1,903,294	1,990,578
Deferred income taxes	1,221,853	894,540
Intangible asset	365,000	365,000

Total assets	$73,454,647	$61,218,487

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$4,358,774	$5,859,756
Income taxes payable	185,243	229,321
Accrued expenses and other current liabilities	1,876,655	1,265,837

Total liabilities	6,420,672	7,354,914

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized;
2,500 convertible shares issued and outstanding with a
liquidation preference of $4 per share	8,898	8,898
Common stock, $.001 par value, 40,000,000 shares authorized;
23,734,067 and 24,309,417 shares issued, respectively	23,734	24,309
Additional paid-in capital	8,396,277	15,213,254
Retained earnings	58,639,343	38,617,112
Less treasury stock, at cost, 3,100 and 0 shares, respectively	(34,277)	-

Total shareholders' equity	67,033,975	53,863,573

Total liabilities and shareholders' equity	$73,454,647	$61,218,487

        See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
	Year Ended March 31,
	2008	2007	2006

Sales	$188,336,469	$162,246,407	$137,583,155
Cost of sales	114,122,433	97,680,238	83,244,366

Gross profit	74,214,036	64,566,169	54,338,789

Operating expenses:
General and administrative	20,367,392	17,292,675	14,078,343
Advertising	25,261,042	25,243,029	21,570,667
Depreciation and amortization	589,990	530,440	544,535
Total operating expenses	46,218,424	43,066,144	36,193,545

Income from operations	27,995,612	21,500,025	18,145,244

Other income (expense):
Interest income, net	1,771,653	1,266,150	676,083
Other, net	643,880	435,824	215,586
Loss on disposal of property and equipment	-	(1,250)	(1,719)
Total other income (expense)	2,415,533	1,700,724	889,950

Income before provision for income taxes	30,411,145	23,200,749	19,035,194

Provision for income taxes	10,388,914	8,757,247	6,971,680

Net income	$20,022,231	$14,443,502	$12,063,514

Net income per common share:
Basic	$0.83	$0.60	$0.51
Diluted	$0.82	$0.60	$0.50

Weighted average number of common shares outstanding:
Basic	24,088,258	24,109,035	23,658,722
Diluted	24,299,364	24,270,879	24,211,955

    See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY Fiscal years ended March 31, 2006, March 31, 2007, and March 31, 2008
	Convertible		Common Stock		Additional
	Preferred Stock				Paid-In	Retained	Treasury
	Shares	Amounts	Shares	Amounts	Capital	Earnings	Stock	Total

Balance, March 31, 2005	2,500	$8,898	23,458,725	$23,459	$12,074,611	$12,110,096	$-	$24,217,064

Issuance of common stock from
exercise of stock options	-	-	508,665	508	1,015,523	-	-	1,016,031

Tax benefit related to stock
options exercised	-	-	-	-	342,920	-	-	342,920

Net income	-	-	-	-	-	12,063,514	-	12,063,514

Balance, March 31, 2006	2,500	$8,898	23,967,390	$23,967	$13,433,054	$24,173,610	$-	$37,639,529

Issuance of common stock from
exercise of stock options	-	-	185,402	185	441,899	-	-	442,084

Issuance of common stock from
issuance of restricted stock	-	-	156,625	157	(157)	-	-	-

Share based compensation	-	-	-	-	1,095,740	-	-	1,095,740

Tax benefit related to stock
options exercised	-	-	-	-	242,718	-	-	242,718

Net income	-	-	-	-	-	14,443,502	-	14,443,502

Balance, March 31, 2007	2,500	$8,898	24,309,417	$24,309	$15,213,254	$38,617,112	$-	$53,863,573

Issuance of common stock from
exercise of stock options	-	-	292,274	292	2,784,695	-	-	2,784,987

Issuance of common stock from
issuance of restricted stock, less
forfeitures of 3,333 shares	-	-	81,317	81	(81)	-	-	-

Share based compensation					1,679,600		-	1,679,600

Tax benefit related to stock
options exercised	-	-	-	-	284,305	-	-	284,305

Repurchased and retired shares,
and treasury shares	-	-	(948,941)	(948)	(11,565,496)	-	(34,277)	(11,600,721)

Net income	-	-	-	-	-	20,022,231	-	20,022,231

Balance, March 31, 2008	2,500	$8,898	23,734,067	$23,734	$8,396,277	$58,639,343	$(34,277)	$67,033,975

    See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended March 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$20,022,231	$14,443,502	$12,063,514
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization	589,990	530,440	544,535
Share based compensation	1,679,600	1,095,740	-
Tax benefit related to stock options exercised	-	-	342,920
Deferred income taxes	(327,313)	(100,538)	(211,156)
Loss on disposal of property and equipment	-	1,250	1,719
Bad debt expense (recovery)	40,823	29,554	(1,709)
(Increase) decrease in operating assets
and increase (decrease) in liabilities:
Accounts receivable	(246,565)	(243,294)	642,684
Inventories - finished goods	(1,823,342)	(1,088,532)	(3,817,342)
Prepaid expenses and other current assets	379,312	(488,133)	(369,886)
Other assets	-	14,167	-
Accounts payable	(1,500,982)	2,806,803	327,963
Income taxes payable	(44,078)	(728,997)	356,783
Accrued expenses and other current liabilities	610,818	292,478	397,465
Net cash provided by operating activities	19,380,494	16,564,440	10,277,490

Cash flows from investing activities:
Net change in investments	9,605,000	(16,275,000)	(11,050,000)
Purchases of property and equipment	(502,706)	(1,025,079)	(758,176)
Net proceeds from the sale of property and equipment	-	400	600
Net cash provided by (used in) investing activities	9,102,294	(17,299,679)	(11,807,576)

Cash flows from financing activities:
Purchases of treasury stock	(11,600,721)	-	-
Proceeds from the exercise of stock options	2,784,987	442,084	1,016,031
Tax benefit related to stock options exercised	284,305	242,718	-
Net cash (used in) provided by financing activities	(8,531,429)	684,802	1,016,031

Net increase (decrease) in cash and cash equivalents	19,951,359	(50,437)	(514,055)
Cash and cash equivalents, at beginning of year	316,470	366,907	880,962

Cash and cash equivalents, at end of year	$20,267,829	$316,470	$366,907

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$10,331,000	$9,344,063	$6,483,132

Retirement of treasury stock	$11,566,444	$-	$-

       See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)

Summary of Significant Accounting Policies

Organization

PetMed Express, Inc. and subsidiaries, d/b/a 1-800-PetMeds (the “Company”), is a leading nationwide pet pharmacy.  The Company markets and sells prescription and non-prescription pet medications and other health products for dogs, cats, and horses direct to the consumer.  The Company markets its products through national television, online, and direct mail/print advertising campaigns, which aim to increase the recognition of the “1-800-PetMeds” brand name, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases.  The majority of all of the Company's sales are to residents in the United States.  The Company’s executive offices are located in Pompano Beach, Florida.  The Company's fiscal year end is March 31, and references herein to fiscal 2008, 2007, or 2006 refer to the Company's fiscal years ended March 31, 2008, 2007 and 2006, respectively.

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

The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days.  Credit card sales minimize the accounts receivable balances relative to sales.  The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from the customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks.  The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends.  At March 31, 2008 and 2007, the allowance for doubtful accounts was approximately $32,000 and $28,000, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.  Cash and cash equivalents at March 31, 2008 and 2007 consisted of the Company’s cash accounts, overnight repurchase agreements, and money market accounts with a maturity of three months or less.  The carrying amount of cash equivalents approximates fair value.  The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.

Temporary and Long Term Investments

The Company’s investment portfolio consists of auction rate securities (“ARS”), which are investments with contractual maturities generally between 20 to 30 years, in the form of municipal bonds and preferred stock, whose interest rates are reset, typically every seven to thirty-five days, through an auction process.  At the end of each reset period, investors can sell or continue to hold the securities at par.  Beginning in February 2008, auctions failed for the ARS held because sell orders exceeded buy orders.  These failures are not believed to be a credit issue, but rather are caused by a lack of liquidity.  The funds associated with these failed auctions may not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.  As a result, these securities with failed auctions have been reclassified as long-term assets in the consolidated balance sheet.  These auction rate securities are recorded at fair value and have variable interest rates that are recorded as interest income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)

Summary of Significant Accounting Policies (Continued)

In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, temporary investments are accounted for as trading securities.  Trading securities are securities that are bought and held principally for the purpose of selling in the near term.  In fiscal 2008, the Company reclassified the majority of its ARS from temporary investments to long term investments due to the widespread auction failures occurring in February 2008, as it is unknown if the Company will be able to liquidate these securities within one year.  Long term investments are classified as available-for-sale, with any changes in fair value to be reflected in other comprehensive income.  The Company did not recognize any changes in fair value in its long term investments during fiscal 2008.  The Company evaluates its long term investments for impairment and whether impairment is other-than-temporary, and measurement of an impairment loss as a charge to net income.  The Company did not recognize any impairment on investments during fiscal 2008 as it does not believe that the underlying credit quality of the assets has been impacted by the reduced liquidity of these investments.  The Company has changed its investment policy and is currently trying to liquidate all ARS and holding all excess cash in a money market account.

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

Inventories

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method.  The Company writes down its inventory for estimated obsolescence.  The inventory reserve was approximately $135,000 and $122,000 at March 31, 2008 and 2007, respectively.

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

Advertising

The Company's advertising expenses consist primarily of television advertising, internet marketing, and direct mail/print advertising.  Television advertising costs are expensed as the advertisements are televised.  Internet costs are expensed in the month incurred and direct mail/print costs are expensed when the related catalogs, brochures, and postcards are produced, distributed, or superseded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)

Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

The carrying amounts of the Company's cash and cash equivalents, temporary investments, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments.  The Company believes that the carrying amount of its long term investments approximate fair value.

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

The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), in the first quarter of fiscal 2008.  Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies.  As required by FIN 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the Consolidated Financial Statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open.  Upon implementing FIN 48, the Company did not recognize any additional liabilities for unrecognized tax positions.  Other than the determination that nexus was established in another state, resulting in a reduction to the Company’s effective tax rate, and the recognition of a $386,000 one time charge related to uncollected state/county sales tax, the adoption of FIN 48 had no other material impact on the Company’s consolidated financial position, results of operations, or cash flows.  Any interest and penalties related to income taxes will be recorded to general and administrative expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)

Summary of Significant Accounting Policies (Continued)

Accounting for Share Based Compensation

Stock Options

The Company records compensation expense associated with stock options in accordance with SFAS No. 123R, “Share Based Payment,” which is a revision of SFAS No. 123.  The Company adopted the modified prospective transition method provided under SFAS No. 123R. Under this transition method, compensation expense associated with stock options recognized in the first quarter of fiscal 2007, and in subsequent quarters, includes expense related to the remaining unvested portion of all stock option awards granted prior to April 1, 2006, and the estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.  The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of general and administrative expenses.

As a result of the adoption of SFAS No. 123R, the Company’s net income for the fiscal years ended March 31, 2008 and 2007 includes approximately $790,000 and $893,000 of stock option compensation expense, respectively.  As of March 31, 2008 and 2007, there was approximately $267,000 and $1,057,000, respectively, of unrecognized compensation expense related to non-vested stock option awards, which are expected to be recognized over a remaining weighted average vesting period of approximately 2 years.

For stock options granted prior to April 1, 2006, the estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model.  For stock option grants on and after April 1, 2006, the estimated fair value of each option award granted will be determined on the date of grant using the Black-Scholes option-pricing model or a lattice-based option valuation model.  The per share weighted-average fair value of stock options granted during fiscal 2006 was $3.51 on the date of grant using the Black-Scholes option-pricing model, as prescribed by SFAS No. 123, with the following weighted-average assumptions: no dividend yield; risk-free interest rates ranging from 4 to 6 percent; expected lives of 3-5 years, and expected volatility of 66 percent.  The risk-free interest rate for fiscal 2006 was based on the prime interest rate at the date of grant.  The expected volatility was based on the historical volatility of the Company’s stock.  No assumptions were necessary for fiscal 2007 or 2008, due to the fact that no stock options were granted during the year.

The following table illustrates the pro forma effect on net income and earnings per common share as if the Company has applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, and related interpretations in accounting for its stock options in determining stock-based compensation for awards under the plan:

Year Ended March 31,	2006

Reported net income:	$12,063,514

Deduct: total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	596,434
Pro forma net income:	$11,467,080

Reported basic net income per share:	$0.51

Pro forma basic net income per share:	$0.48

Reported diluted net income per share:	$0.50

Pro forma diluted net income per share:	$0.48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)

Summary of Significant Accounting Policies (Continued)

Restricted Stock

The Company had 193,942 restricted common shares issued under the Employee Plan and 44,000 restricted common shares issued under the Director Plan at March 31, 2008, the fair value of which is being amortized over a three-year period.  The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of general and administrative expenses.

Recent Accounting Pronouncements

In June 2006, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).”  The scope of EITF 06-3 includes sales, use, value added, and some excise taxes that are assessed by a governmental authority on specific revenue-producing transactions between a seller and customer.  EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method.  EITF 06-3 was effective for the Company’s fiscal year beginning April 1, 2007.  EITF 06-3 has not impacted the method for recording these taxes in the Company’s Consolidated Financial Statements as the Company historically has presented sales excluding these taxes.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurement.  In February 2008, the FASB issued Staff Position (“FSP”) SFAS 157-2 which delays the effective date of SFAS No. 157 for non financial assets and non financial liabilities, except items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008 (our Fiscal 2010), and for interim periods within those fiscal years. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 157 on our consolidated financial position, results of operations, and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” which provides companies with an option to measure at fair value, at specified election dates, many financial instruments and certain other items that are not currently measured at fair value.  A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (our Fiscal 2009). We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 159 on our consolidated financial position, results of operations, and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces FASB Statement No. 141, “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our Fiscal 2010). We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 141(R) on our consolidated financial position, results of operations, and cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)

Summary of Significant Accounting Policies (Continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51,” which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No.160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (our Fiscal 2010). We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated financial position, results of operations, and cash flows.

The Company does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

(2)

Temporary and Long Term Investments

The following is a summary of our investments:

	2008	2007

Temporary investments	$4,780,000	$39,125,000

Long term investments	24,740,000	-

Total investments	$29,520,000	$39,125,000

The investment balances consist of ARS investments.  The fair value of investments is determined based on quoted market prices at the reporting date for those instruments.  Despite the long-term contractual maturities of the underlying debt of the ARS held at March 31, 2008, the Company intends to liquidate all of these securities whenever possible.

The Company has $24,740,000 in ARS, which were classified as long term investments in the Company’s financial statements, as of March 31, 2008.  The Company’s ARS investments are not mortgage-backed based but are municipal based, and banks are still valuing the bonds at 100% of par.  These ARS are currently rated AAA, the highest rating available by a rating agency.  The Company currently believes that the market values of its ARS are not impaired.  However, it could take until the final maturity or issuer refinancing of the underlying debt for the Company to realize the recorded value of its investments in these securities. If the issuers of the Company’s ARS are unable to successfully close future auctions or redeem or refinance the securities and their credit ratings deteriorate, the Company may in the future be required to record an impairment charge on these investments, and may need to sell these securities on a secondary market.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)

Property and Equipment

Major classifications of property and equipment consist of the following:

	March 31,
	2008	2007

Leasehold improvements	$453,771	$428,768
Computer software	1,329,690	945,356
Furniture, fixtures and equipment	3,035,830	2,942,461
	4,819,291	4,316,585
Less: accumulated depreciation and amortization	(2,915,997)	(2,326,007)

Property and equipment, net	$1,903,294	$1,990,578

 (4)

Accrued Expenses and Other Current Liabilities

Major classifications of accrued expenses and other current liabilities consist of the following:

	March 31,
	2008	2007

Accrued sales tax	$512,151	$77,575
Accrued credit card fees	320,083	285,972
Accrued salaries and benefits	224,258	266,002
Accrued professional expenses	210,657	212,500
Other accrued liabilities	609,506	423,788

Accrued expenses and other current liabilities	$1,876,655	$1,265,837

(5)

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

	March 31,
	2008	2007
Deferred tax assets:
Bad debt and inventory reserves	$62,285	$57,779
Accrued expenses	457,915	227,841
Deferred stock compensation	313,779	154,951
Net operating loss carryforward	928,347	1,065,092

Deferred tax assets	1,762,326	1,505,663
Less: valuation allowance	(432,744)	(551,340)

Total deferred tax assets	1,329,582	954,323

Deferred tax liabilities:
Depreciation	(107,729)	(59,783)

Total net deferred taxes	$1,221,853	$894,540

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)

Income Taxes (Continued)

The change in the valuation allowance for the years ended March 31, 2008 and 2007 was approximately $119,000 and $87,000, respectively.  At March 31, 2008, the Company had federal net operating loss carryforwards of approximately $2,495,000.  The federal net operating loss carryforwards expire in the years 2013 through 2020.  The use of such net operating loss carryforwards is limited to approximately $266,000 annually due to a change of control on November 22, 2000.

The components of the income tax provision consist of the following:

	Year Ended March 31,
	2008	2007	2006

Current taxes
Federal	$9,736,070	$7,594,848	$6,114,087
State	980,157	1,262,937	1,046,607
Total current taxes	10,716,227	8,857,785	7,160,694

Deferred taxes
Federal	(297,375)	(86,204)	(161,388)
State	(29,938)	(14,334)	(27,626)
Total deferred taxes	(327,313)	(100,538)	(189,014)

Total provision for income taxes	$10,388,914	$8,757,247	$6,971,680

The reconciliation of income tax provision computed at the U.S. federal statutory tax rates to income tax expense is as follows:

	Year Ended March 31,
	2008	2007	2006

Income taxes at U.S. statutory rates	$10,643,901	$8,120,262	$6,471,966
State income taxes, net of federal tax benefit	607,164	829,427	690,978
Permanent differences	(551,503)	(226,620)	(186,470)
Other	(192,052)	120,904	74,689
Change in valuation allowance	(118,596)	(86,726)	(79,483)

Total provision for income taxes	$10,388,914	$8,757,247	$6,971,680

(6)

Shareholders’ Equity

Preferred Stock

In April 1998, the Company issued 250,000 shares of its $.001 par value preferred stock at a price of $4.00 per share, less issuance costs of $112,187.  Each share of the preferred stock is convertible into approximately 4.05 shares of common stock at the election of the shareholder.  The shares have a liquidation value of $4.00 per share and may pay dividends at the sole discretion of the Company.  The Company does not anticipate paying dividends to the preferred shareholders in the foreseeable future.  Each share of preferred stock is entitled to one vote on all matters submitted to a vote of shareholders of the Company.  As of March 31, 2008 and 2007, 2,500 shares of the convertible preferred stock remained unconverted and outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)

Shareholders’ Equity (Continued)

Share Repurchase Plan

On November 8, 2006, the Company's Board of Directors approved a share repurchase plan of up to $20,000,000.  This plan is intended to be implemented through purchases made from time to time in either the open market or through private transactions at the Company's discretion, subject to market conditions and other factors, in accordance with Securities and Exchange Commission requirements.  There can be no assurances as to the precise number of shares that will be repurchased under the share repurchase plan, and the Company may discontinue the share repurchase plan at any time subject to compliance with applicable regulatory requirements.  Shares purchased pursuant to the share repurchase plan will either be cancelled or held in the Company's treasury.  During fiscal 2008 the Company repurchased approximately 952,000 shares of the Company’s outstanding common stock for approximately $11,601,000, averaging approximately $12.19 per share.  As of March 31, 2008 the Company had approximately $8,400,000 remaining under the Company’s $20,000,000 stock buy back plan.

(7)

Stock Options and Restricted Stock

Stock Options

The PetMed Express, Inc. 1998 Stock Option Plan (the “Plan”) provides for the issuance of qualified options to officers and key employees, and nonqualified options to directors, consultants and other service providers, to purchase the Company’s common stock.  The Company had reserved 5,000,000 shares of common stock for issuance under the Plan.  The exercise prices of options issued under the Plan must be equal to or greater than the market price of the Company's common stock as of the date of issuance.  The Company had 372,660 and 665,768 options outstanding under the Plan at March 31, 2008 and 2007, respectively.   Options generally vest ratably over a three-year period commencing on the first anniversary of the grant with respect to options granted to employees/directors under the Plan.  No options have been issued since May 2005.  The 1998 Plan expires on July 31, 2008.

A summary of the status of the Company’s stock option plan as of March 31, 2008 is as follows:

	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractural Term (years)	Aggregate Intrinsic Value

Options outstanding at March 31, 2007	665,768	$8.65

Options granted	-	-

Options exercised	(292,274)	9.53

Options forfeited or expired	(834)	6.60

Options outstanding at March 31, 2008	372,660	$7.96	1.78	$2,967,939

Options vested and exercisable at March 31, 2008	306,662	$8.26	1.49	$2,532,352

Cash received from stock options exercised for the fiscal years ended March 31, 2008, 2007, and 2006 was approximately $2,785,000, $442,000, and $1,016,000, respectively.  The income tax benefits from stock options exercised totaled approximately $284,000, $243,000, and $343,000 for the fiscal years ended March 31, 2008, 2007, and 2006, respectively.  At March 31, 2008 and 2007, the number of options exercisable was 306,662 and 464,934, respectively, and the weighted-average exercise price of those options was $8.26 and $9.25, respectively.  Adjustments were made for options forfeited prior to vesting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)

Stock Options and Restricted Stock (Continued)

A summary of the status of the Company’s non-vested stock options as of March 31, 2008 is presented below:

	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractural Term (years)

Non-vested options at March 31, 2007	200,834	$7.27

Options granted	-	-

Options vested	(134,002)	7.41

Options forfeited or expired	(834)	6.60

Non-vested options at March 31, 2008	65,998	$6.60	3.17

Restricted Stock

On July 28, 2006, the Company received shareholder approval for the adoption of the 2006 Employee Equity Compensation Restricted Stock Plan (the “Employee Plan”) and the 2006 Outside Director Equity Compensation Restricted Stock Plan (the “Director Plan”).  The purpose of the plans is to promote the interests of the Company by securing and retaining both employees and outside directors.  The Company has reserved 1,000,000 shares of common stock for issuance under the Employee Plan, and 200,000 shares of common stock for issuance under the Director Plan.  The value of the restricted stock is determined based on the market value of the stock at the issuance date.  The restriction period or forfeiture period is determined by the Company’s Board and is to be no less than 1 year and no more than ten years.  The Company had 193,942 restricted common shares issued under the Employee Plan and 44,000 restricted common shares issued under the Director Plan at March 31, 2008, all shares of which were issued subject to a restriction or forfeiture period which will lapse ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period.  During the fiscal years ended March 31, 2008 and 2007, the Company issued, net of forfeitures, 81,317 and 156,625 restricted shares, respectively.  For the years ended March 31, 2008 and 2007, the Company recognized $890,000 and $203,000, respectively, of compensation expense related to the Employee and Director Plans.  At March 31, 2008 and 2007, there was $1,879,000 and $1,668,000 of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the remaining weighted average vesting period of 2.4 and 2.7 years, respectively.

(8)

Net Income Per Share

In accordance with the provisions of SFAS No. 128, “Earnings Per Share,” basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted net income per common share includes the dilutive effect of potential restricted stock and stock options exercised and the effects of the potential conversion of preferred shares, calculated using the treasury stock method.  Outstanding stock options, restricted stock, and convertible preferred shares issued by the Company represent the only dilutive effect reflected in diluted weighted average shares outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)

Net Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Year Ended March 31,
	2008	2007	2006
Net income (numerator):
Net income	$20,022,231	$14,443,502	$12,063,514
Shares (denominator)
Weighted average number of common shares
outstanding used in basic computation	24,088,258	24,109,035	23,658,722
Common shares issuable upon exercise
of stock options and restricted stock	200,981	151,719	543,108
Common shares issuable upon conversion
of preferred shares	10,125	10,125	10,125
Shares used in diluted computation	24,299,364	24,270,879	24,211,955

Net income per common share:
Basic	$0.83	$0.60	$0.51
Diluted	$0.82	$0.60	$0.50

At March 31, 2008 and 2007, all common stock options and restricted stock were included in the diluted net income per common share computation as their exercise prices were less than the average market price of the common shares for the period.

(9)

Valuation and Qualifying Accounts

Activity in the Company's valuation and qualifying accounts consists of the following:

	Year Ended March 31,
	2008	2007	2006
Allowance for doubtful accounts:
Balance at beginning of period	$27,727	$23,426	$36,535
Provision (recovery) for doubtful accounts	40,823	29,554	(1,709)
Write-off of uncollectible accounts receivable	(36,510)	(25,253)	(11,400)

Balance at end of period	$32,040	$27,727	$23,426
Valuation allowance for deferred tax assets:
Balance at beginning of period	$551,340	$638,066	$717,549
Reductions	(118,596)	(86,726)	(79,483)

Balance at end of period	$432,744	$551,340	$638,066

(10)

Commitments and Contingencies

Legal Matters and Routine Proceedings

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)

Commitments and Contingencies (Continued)

Employment Agreements

On March 16, 2001, the Company entered into an Executive Employment Agreement with its Chief Executive Officer (“CEO”) and President, Menderes Akdag (“Mr. Akdag”).  Under the terms of this three-year agreement the Company paid the CEO an annual salary of $150,000 for the first six months of the agreement, and thereafter his annual salary was increased to $200,000.  The Company also granted the CEO options to purchase 750,000 shares of its common stock under the Company’s 1998 Stock Option Plan at an exercise price of $.32 per share, which vested at the rate of 187,500 options on each of March 16, 2001, 2002, 2003 and 2004.

On March 16, 2004, the Company amended the CEO’s existing Executive Employment Agreement.  The amendments were as follows: the term of the agreement was for three years, commencing on March 16, 2004; Mr. Akdag’s salary was increased to $250,000 per year throughout the term of the agreement, and Mr. Akdag was granted 250,000 incentive stock options under the Company’s 1998 Stock Option Plan at an exercise price of $10.64 per share, which vested at the rate of 83,333 options on each of March 16, 2005 and 2006, and 83,334 options on March 16, 2007.

On February 27, 2007, the Company amended the CEO’s existing Executive Employment Agreement and entered into Amendment No. 2 to the Executive Employment Agreement (“Agreement”) with Mr. Akdag.  The Agreement amended certain provisions of the Executive Employment Agreement as follows: the term of the Agreement was for three years, commencing on March 16, 2007; Mr. Akdag’s salary was increased to $450,000 per year throughout the term of the Agreement, and Mr. Akdag was granted 90,000 shares of restricted stock.  The restricted stock was granted on February 27, 2007, in accordance with the Company’s 2006 Employee Equity Compensation Restricted Stock Plan and the restrictions shall lapse ratably over a three-year period.

Operating Lease

The Company leases its 50,000 square foot executive offices and warehouse facility under a non-cancelable operating lease, through May 31, 2012.  On February 29, 2008, the Company signed a fifth addendum to its existing lease adding an additional 15,300 square feet and extending the lease to May 31, 2012, effective July 1, 2008.  The Company is responsible for certain maintenance costs, taxes and insurance under this lease.  The future minimum annual lease payments are as follows:

Years Ending March 31,

2009	$641,000
2010	702,000
2011	723,000
2012	745,000
2013	125,000

Total lease payments	$2,936,000

Rent expense was $500,000, $481,000, and $435,000 for the years ended March 31, 2008, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)

Sales by Category

The following table provides a breakdown of the percentage of total sales by each category during the indicated periods:

	Year Ended March 31,
	2008	2007	2006

Non-prescription medications	69%	70%	70%
Prescription medications	30%	29%	29%
Shipping and handling charges and other	1%	1%	1%
Total	100%	100%	100%

 (12)

Employee Benefit Plan

The Company maintains a 401(k) Savings Plan for eligible employees.  The plan is a defined contribution plan that is administered by the Company.  All regular, full-time employees are eligible for voluntary participation upon completing one year of service and having attained the age of 21.  The plan provides for growth in savings through contributions and income from investments.  It is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended.  Plan participants are allowed to contribute a specified percentage of their base salary.  In 2006, the Company adopted a matching plan which is funded subsequent to the calendar year.  During the years ended March 31, 2008 and 2007, the Company charged $125,000 and $115,000, respectively, of 401(k) matching contribution and administration expense to general and administrative expenses.

(13)

Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data for fiscal 2008 and 2007 is as follows:

Quarter Ended:	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008

Sales	$59,027,235	$51,537,197	$37,348,867	$40,423,170
Gross Profit	$22,695,384	$19,654,260	$15,173,020	$16,691,372
Income from operations	$8,469,203	$6,086,098	$6,305,000	$7,135,311
Net income	$6,183,084	$4,525,726	$4,409,982	$4,903,439
Diluted net income per common share	$0.25	$0.18	$0.18	$0.20

Quarter Ended:	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007

Sales	$50,673,353	$43,812,754	$31,352,277	$36,408,023
Gross Profit	$20,124,325	$16,922,641	$12,788,877	$14,730,326
Income from operations	$7,211,684	$4,800,446	$3,865,329	$5,622,566
Net income	$4,750,258	$3,314,971	$2,754,234	$3,624,039
Diluted net income per common share	$0.20	$0.14	$0.11	$0.15

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934 (“Exchange Act”).  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Consolidated Financial Statements.  Our internal control over financial reporting is supported by a team of consultants and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel, and a written Corporate Code of Business Conduct and Ethics adopted by our Company’s Board of Directors, applicable to all Company Directors and all officers and employees of our Company and subsidiaries.

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

The Audit Committee (“Committee”) of our Company’s Board of Directors, comprised solely of Directors who are independent in accordance with the requirements of The NASDAQ Stock Market LLC listing standards, the Exchange Act and the Company’s Corporate Governance Guidelines, meets with the independent auditors and management periodically to discuss internal control over financial reporting, and auditing and financial reporting matters.  The Committee reviews with the independent auditors the scope and results of the audit effort.  The Committee also meets periodically with the independent auditors without management present to ensure that the independent auditors have free access to the Committee.  Our Audit Committee’s Report can be found in the Company’s 2008 Proxy Statement.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of March 31, 2008.

The Company’s independent auditors, McGladrey & Pullen, LLP, a registered public accounting firm, are appointed by the Audit Committee of the Company’s Board of Directors, subject to ratification by our Company’s shareholders.  McGladrey & Pullen, LLP have audited and reported on the Consolidated Financial Statements of PetMed Express, Inc. and subsidiaries, and issued a report on the Company’s internal control over financial reporting.  The reports of the independent auditors are contained in our Annual Report on Form 10-K.

/s/ Menderes Akdag

Menderes Akdag

Chief Executive Officer, President, Director

June 2, 2008

/s/ Bruce S. Rosenbloom

Bruce S. Rosenbloom

Chief Financial Officer

June 2, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
PetMed Express, Inc:

We have audited PetMed Express, Inc. and Subsidiaries’ (hereafter referred to as “PetMed”) internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  PetMed’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, PetMed Express, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of PetMed Express, Inc. and our report dated May 30, 2008 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

McGladrey & Pullen, LLP

New York, New York
May 30, 2008

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2008, the end of the period covered by this report (the "Evaluation Date").  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date, that our disclosure controls and procedures were effective such that the information relating to PetMed Express, Inc., including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2008 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that the Company maintained effective internal control over financial reporting as of March 31, 2008, as stated in our report which is included herein.  Our internal control over financial reporting as of March 31, 2008 has been audited by McGladrey & Pullen LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be set forth in our Proxy Statement , to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2008, relating to our 2008 Annual Meeting of Stockholders to be held on August 1, 2008, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in our Proxy Statement , to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2008, relating to our 2008 Annual Meeting of Stockholders to be held on August 1, 2008, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item (other than information required by Item 201(d) of Regulation S-K with respect to equity compensation plans, which is set forth under Item 5. in this Annual Report on Form 10-K) will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2008, relating to our 2008 Annual Meeting of Stockholders to be held on August 1, 2008, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2008, relating to our 2008 Annual Meeting of Stockholders to be held on August 1, 2008, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2008, relating to our 2008 Annual Meeting of Stockholders to be held on August 1, 2008, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report on Form 10-K.

(1) Consolidated Financial Statements

The following exhibits are filed as part of this report on Form 10-K.

(3) Articles of Incorporation and By-Laws

3.1

Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10-SB, File No. 000-28827, filed January 10, 2000).

3.2

By-Laws of the Corporation incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10-SB, File No. 000-28827, filed January 10, 2000).

(4) Instruments Defining the Rights of Security Holders

4.1

Specimen common stock certificate incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 10-SB, File No. 000-28827, filed January 10, 2000).

(10) Material Contracts

10.1

1998 Stock Option Plan incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10-SB, File No. 000-28827, filed January 10, 2000).

10.2

Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 10 of the Registrant’s Form 8-K on March 16, 2001).

10.3

Agreement for the Sale and Leaseback of the Land and Building (incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K on June 14, 2001).

10.4

Amendment Number 1 to Executive Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K on March 16, 2004).

10.5

Amendment Number 2 to Executive Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K on March 16, 2007).

10.6

2006 Employee Equity Compensation Restricted Stock Plan (incorporated by reference to our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders held on July 28, 2006).

10.7

2006 Outside Director Equity Compensation Restricted Stock Plan (incorporated by reference to our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders held on July 28, 2006).

(14) Corporate Code of Ethics

14.1

Corporate Code of Ethics (incorporated by reference to our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders held on August 6, 2004).

(21) Subsidiaries of Registrant

21.1

Subsidiaries of Registrant*

(31)

Certifications

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*

(32)

Certifications

32.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350.**

____________

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 2, 2008

PETMED EXPRESS, INC. (the “registrant”)

By: /s/ Menderes Akdag
Menderes Akdag Chief Executive Officer and President (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on June 2, 2008.

SIGNATURE	TITLE
/s/ Menderes Akdag	Chief Executive Officer and President (principal executive officer)
Menderes Akdag	Officer and Director
/s/ Robert C. Schweitzer	Chairman of the Board
Robert C. Schweitzer	Director
/s/ Bruce S. Rosenbloom	Chief Financial Officer and Treasurer (principal financial and accounting officer)
Bruce S. Rosenbloom	Officer
/s/ Ronald J. Korn	Director
Ronald J. Korn
/s/ Gian M. Fulgoni	Director
Gian M. Fulgoni
/s/ Frank J. Formica	Director
Frank J. Formica

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Menderes Akdag, Chief Executive Officer and President of PetMed Express, Inc., certify that:

1.

I have reviewed this Annual Report on Form 10-K of PetMed Express, Inc. for the fiscal year ended March 31, 2008;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s Board of Directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

June 2, 2008

By: /s/ Menderes Akdag

Menderes Akdag

Chief Executive Officer and President

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bruce S. Rosenbloom, Chief Financial Officer of PetMed Express, Inc, certify that:

1.

I have reviewed this Annual Report on Form 10-K of PetMed Express, Inc. for the fiscal year ended March 31, 2008;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s Board of Directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

June 2, 2008

By: /s/ Bruce S. Rosenbloom

Bruce S. Rosenbloom

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Menderes Akdag, Chief Executive Officer and President (principal executive officer) and I, Bruce S. Rosenbloom, Chief Financial Officer (principal financial officer) of PetMed Express, Inc. (the “Registrant”), each certify to the best of our knowledge, based upon a review of the Annual Report on Form 10-K for the year ended March 31, 2008 (the “Report”) of the Registrant, that:

(1)

the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

the information contained in the Report, fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: June 2, 2008

By: /s/  Menderes Akdag

Menderes Akdag

Chief Executive Officer and President

By: /s/  Bruce S. Rosenbloom

Bruce S. Rosenbloom

Chief Financial Officer

Exhibit 21.1

SUBSIDIARIES OF PETMED EXPRESS, INC.

PetMed Express, Inc. directly owns all of the outstanding interests in the following subsidiaries:

Southeastern Veterinary Exports, Inc., a Florida corporation

First Image Marketing, Inc., a Florida Corporation