Form 10-Q
period 2008-06-30
PETMED EXPRESS INC
filed 2008-08-04
CIK 1040130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☐  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,702,604 Common Shares, $.001 par value per share at August 1, 2008.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2008	2008
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$38,592,784	$20,267,829
Temporary investments	2,025,000	4,780,000
Accounts receivable, less allowance for doubtful
accounts of $61,930 and $32,040, respectively	3,045,816	1,575,263
Inventories - finished goods	24,753,310	17,909,549
Prepaid expenses and other current assets	987,665	691,859
Total current assets	69,404,575	45,224,500

Long term investments	14,875,000	24,740,000
Property and equipment, net	1,960,433	1,903,294
Deferred income taxes	1,269,027	1,221,853
Intangible asset	365,000	365,000
Total assets	$87,874,035	$73,454,647

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$8,786,065	$4,358,774
Income taxes payable	3,585,635	185,243
Accrued expenses and other current liabilities	2,250,042	1,876,655
Total liabilities	14,621,742	6,420,672

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized;
2,500 convertible shares issued and outstanding with a
liquidation preference of $4 per share	8,898	8,898
Common stock, $.001 par value, 40,000,000 shares authorized;
23,724,240 and 23,734,067 shares issued, respectively	23,724	23,734
Additional paid-in capital	8,517,554	8,396,277
Retained earnings	65,260,552	58,639,343
Less treasury stock, at cost; 44,815 and 3,100 shares, respectively	(558,435)	(34,277)

Total shareholders' equity	73,252,293	67,033,975
Total liabilities and shareholders' equity	$87,874,035	$73,454,647

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended
	June 30,
	2008	2007

Sales	$68,366,683	$59,027,235
Cost of sales	42,576,381	36,331,851

Gross profit	25,790,302	22,695,384

Operating expenses:
General and administrative	5,812,214	5,615,466
Advertising	10,060,123	8,482,781
Depreciation and amortization	155,552	127,934
Total operating expenses	16,027,889	14,226,181

Income from operations	9,762,413	8,469,203

Other income:
Interest income, net	309,315	392,202
Other, net	160,383	231,656
Total other income	469,698	623,858

Income before provision for income taxes	10,232,111	9,093,061

Provision for income taxes	3,610,902	2,909,977

Net income	$6,621,209	$6,183,084

Net income per common share:
Basic	$0.28	$0.26
Diluted	$0.28	$0.25

Weighted average number of common shares outstanding:
Basic	23,523,297	24,149,321
Diluted	23,671,933	24,336,100

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$6,621,209	$6,183,084
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	155,552	127,934
Share based compensation	304,041	359,469
Deferred income taxes	(47,174)	(242,327)
Bad debt expense	43,986	24,820
(Increase) decrease in operating assets
and increase (decrease) in liabilities:
Accounts receivable	(1,514,539)	(762,207)
Inventories - finished goods	(6,843,761)	411,356
Prepaid expenses and other current assets	(295,807)	(140,383)
Accounts payable	4,427,291	(134,859)
Income taxes payable	3,400,392	2,640,941
Accrued expenses and other current liabilities	373,387	1,035,442
Net cash provided by operating activities	6,624,577	9,503,270

Cash flows from investing activities:
Net change in investments	12,620,000	(6,300,000)
Purchases of property and equipment	(212,690)	(255,958)
Net cash provided by (used in) investing activities	12,407,310	(6,555,958)

Cash flows from financing activities:
Purchases of treasury stock	(1,086,816)	(1,512,254)
Proceeds from the exercise of stock options	348,200	240,444
Tax benefit related to stock options exercised	31,684	8,365
Net cash used in financing activities	(706,932)	(1,263,445)

Net increase in cash and cash equivalents	18,324,955	1,683,867
Cash and cash equivalents, at beginning of period	20,267,829	316,470

Cash and cash equivalents, at end of period	$38,592,784	$2,000,337

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$226,000	$503,000

Retirement of treasury stock	$562,658	$257,630

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1:

Summary of Significant Accounting Policies

Organization

PetMed Express, Inc. and subsidiaries, d/b/a 1-800-PetMeds (the “Company”), is a leading nationwide pet pharmacy.  The Company markets prescription and non-prescription pet medications and other health products for dogs, cats, and horses direct to the consumer.  The Company offers consumers an attractive alternative for obtaining pet medications in terms of convenience, price, and speed of delivery.  The Company markets its products through national television, online, and direct mail/print advertising campaigns, which aim to increase the recognition of the “1-800-PetMeds” brand name, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases.  The majority of all of the Company’s sales are to residents in the United States.  The Company’s executive offices are located in Pompano Beach, Florida.  The Company’s fiscal year end is March 31, and references herein to fiscal 2009 or 2008 refer to the Company's fiscal years ending March 31, 2009 and 2008, respectively.

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at June 30, 2008 and the Statements of Income and Cash Flows for the three months ended June 30, 2008 and 2007.  The results of operations for the three months ended June 30, 2008 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2009.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2008.  The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries.  All significant intercompany transactions have been eliminated upon consolidation.

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

Note 2:

Net Income Per Share

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” basic net income per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted net income per common share includes the dilutive effect of potential stock options exercised, restricted stock and the effects of the potential conversion of preferred shares, calculated using the treasury stock method.  Outstanding stock options and convertible preferred shares issued by the Company represent the only dilutive effect reflected in diluted weighted average shares outstanding.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per common share computations for the periods presented:

	Three Months Ended
	June 30,
	2008	2007
Net income (numerator):

Net income	$6,621,209	$6,183,084

Shares (denominator):

Weighted average number of common shares
outstanding used in basic computation	23,523,297	24,149,321
Common shares issuable upon exercise
of stock options	138,511	176,654
Common shares issuable upon conversion
of preferred shares	10,125	10,125
Shares used in diluted computation	23,671,933	24,336,100

Net income per common share:

Basic	$0.28	$0.26
Diluted	$0.28	$0.25

For the three months ended June 30, 2008 and 2007, all common stock options were included in the diluted net income per common share computation as their exercise prices were less than the average market price of the common shares for the period.

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

As a result of the adoption of SFAS No. 123R, the Company’s net income for the three months ended June 30, 2008 and 2007 includes approximately $61,000 and $197,000 of stock option compensation expense, respectively.  As of June 30, 2008 and 2007, there was approximately $207,000 and $860,000, respectively, of unrecognized compensation expense related to stock option awards, which will be fully expensed in approximately 1 year.  Cash received from stock options exercised for the three months ended June 30, 2008 and 2007 was $348,000 and $240,000, respectively.  The income tax benefits from stock options exercised totaled approximately $32,000 and $8,000 for the three months ended June 30, 2008 and 2007, respectively.

The PetMed Express, Inc. 1998 Stock Option Plan (the “Plan”), provided for the issuance of qualified options to officers and key employees, and nonqualified options to directors, consultants and other service providers, to purchase the Company’s common stock.  The Company had reserved 5,000,000 shares of common stock for issuance under the Plan.  The exercise prices of options issued under the Plan had to be equal to or greater than the market price of the Company's common stock as of the date of issuance.  The Company had 330,508 and 631,404 options outstanding under the Plan at June 30, 2008 and 2007, respectively.  Options generally vested ratably over a three-year period commencing on the first anniversary of the grant with respect to options granted to employees/directors under the Plan.  No options have been issued since May 2005.  The 1998 Plan expired on July 31, 2008.

On July 28, 2006, the Company received shareholder approval for the adoption of the 2006 Employee Equity Compensation Restricted Stock Plan (the “Employee Plan”) and the 2006 Outside Director Equity Compensation Restricted Stock Plan (the “Director Plan”).  The purpose of the plans is to promote the interests of the Company by securing and retaining both employees and outside directors.  The Company has reserved 1,000,000 shares of common stock for issuance under the Employee Plan.  The Company has reserved 200,000 shares of common stock for issuance under the Director Plan.  The value of the restricted stock is determined based on the market value of the stock at the issuance date.  The restriction period or forfeiture period is determined by the Company’s Board and is to be no less than 1 year and no more than ten years.  The Company did not issue any shares of restricted stock during the quarter.  The Company had 193,942 restricted common shares issued under the Employee Plan and 44,000 restricted common shares issued under the Director Plan at March 31, 2008, all shares of which were issued subject to a restriction or forfeiture period which will lapse ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period.  For the three months ended June 30, 2008 and 2007, the Company recognized $243,000 and $162,000, respectively, of restricted stock compensation expense related to the Employee and Director Plans.

Note 4:

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

In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, temporary investments are accounted for as trading securities.  Trading securities are securities that are bought and held principally for the purpose of selling in the near term.  In Fiscal 2008, the Company reclassified the majority of its ARS from temporary investments to long term investments due to the widespread auction failures occurring in February 2008, as it is unknown if the Company will be able to liquidate these securities within one year.  Long term investments are classified as available-for-sale, with any changes in fair value to be reflected in other comprehensive income.  The Company did not recognize any changes in fair value in its long term investments during fiscal 2008 or in the first quarter of fiscal 2009.  The Company evaluates its long term investments for impairment and whether impairment is other-than-temporary, and measurement of an impairment loss as a charge to net income.  The Company did not recognize any impairment on investments during fiscal 2008 or in the first quarter of fiscal 2009 as it does not believe that the underlying credit quality of the assets has been impacted by the reduced liquidity of these investments.  The Company has changed its investment policy and is currently trying to liquidate all ARS and is holding all excess cash in a money market account and other short term investments.

The following is a summary of our investments:

	June 30,	March 31,
	2008	2008

Temporary investments	$2,025,000	$4,780,000

Long term investments	14,875,000	24,740,000

Total investments	$16,900,000	$29,520,000

The investment balances consist of ARS investments.  The fair value of investments is determined based on quoted market prices at the reporting date for those instruments.  Despite the long-term contractual maturities of the underlying debt of the ARS held at June 30, 2008, the Company intends to liquidate all of these securities whenever possible.

The Company has $14,875,000 in ARS, which were classified as long term investments in the Company’s financial statements, as of June 30, 2008.  The Company’s ARS investments are not mortgage-backed based but are municipal-based, and banks are still valuing the bonds at 100% of par.  These securities underlying the ARS are currently rated AAA, the highest rating available by a rating agency.  The Company currently believes that the market values of its ARS are not impaired.  However, it could take until the final maturity or issuer refinancing of the underlying debt for the Company to realize the recorded value of its investments in these securities. If the issuers of the Company’s ARS are unable to successfully close future auctions or redeem or refinance the securities and their credit ratings deteriorate, the Company may in the future be required to record an impairment charge on these investments, and may need to sell these securities on a secondary market.

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

Note 6:

Subsequent Event

Subsequent to June 30, 2008, the Company repurchased and retired 89,555 shares of its common stock for approximately $1,105,000.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

PetMed Express was incorporated in the state of Florida in January 1996.  The Company’s common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “PETS.”  The Company began selling pet medications and other pet health products in September 1996.  Presently, the Company’s product line includes approximately 750 of the most popular pet medications and other health products for dogs, cats, and horses.

The Company markets its products through national television, online, and direct mail/print advertising campaigns which direct consumers to order by phone or on the Internet, and aim to increase the recognition of the “1-800-PetMeds” brand name.  The Company’s sales consist of products sold mainly to retail consumers and minimally to wholesale customers.  Typically, the Company’s customers pay by credit card or check at the time the order is shipped.  The Company usually receives cash settlement in two to three banking days for sales paid by credit cards, which minimizes the accounts receivable balances relative to the Company’s sales.  The Company’s sales returns average was approximately 1.5% for the quarters ended on June 30, 2008 and 2007, respectively.  The three-month average retail purchase was approximately $87 per order for the quarter ended June 30, 2008, compared to $84 per order for the quarter ended June 30, 2007.

Critical Accounting Policies

Our discussion and analysis of our financial condition and the results of our operations are based upon our Condensed Consolidated Financial Statements and the data used to prepare them.  The Company’s Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  On an ongoing basis we re-evaluate our judgments and estimates including those related to product returns, bad debts, inventories, and income taxes.  We base our estimates and judgments on our historical experience, knowledge of current conditions, and our beliefs of what could occur in the future considering available information.  Actual results may differ from these estimates under different assumptions or conditions.  Our estimates are guided by observing the following critical accounting policies.

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

The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days.  Credit card sales minimize accounts receivable balances relative to sales.  The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks.  The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends.  At June 30, 2008 and 2007 the allowance for doubtful accounts was approximately $62,000 and $43,000, respectively.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method.  The Company writes down its inventory for estimated obsolescence.  At June 30, 2008 and 2007, the inventory reserve was approximately $187,000 and $118,000, respectively.

Advertising

The Company's advertising expenses consist primarily of television advertising, internet marketing, and direct mail/print advertising.  Television advertising costs are expensed as the advertisements are televised.  Internet costs are expensed in the month incurred and direct mail/print costs are expensed when the related catalog, brochures, and postcards are produced, distributed or superseded.

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

Results of Operations

The following should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein.  The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended
	June 30,
	2008	2007

Sales	100.0%	100.0%
Cost of sales	62.3	61.6

Gross profit	37.7	38.4

Operating expenses:
General and administrative	8.5	9.5
Advertising	14.7	14.4
Depreciation and amortization	0.2	0.2
Total operating expenses	23.4	24.1

Income from operations	4.3	14.3

Total other income	0.7	1.1

Income before provision for income taxes	15.0	5.4

Provision for income taxes	5.3	4.9

Net income	9.7%	10.5%

Three Months Ended June 30, 2008 Compared With Three Months Ended June 30, 2007

Sales

Sales increased by approximately $9,340,000, or 15.8%, to approximately $68,367,000 for the quarter ended June 30, 2008, from approximately $59,027,000 for the quarter ended June 30, 2007.  The increase in sales for the three months ended June 30, 2008 can be primarily attributed to increased retail reorders and new orders. The Company has committed certain dollars amounts specifically designated towards television, direct mail/print, and online advertising to stimulate sales, create brand awareness, and acquire new customers.  The Company acquired approximately 267,000 new customers for the quarter ended June 30, 2008, compared to approximately 236,000 new customers for the same period the prior year.  The increase in new customer orders for the quarter ended June 30, 2008 can be directly related to a 19% increase in advertising expenses during the quarter.

The following chart illustrates sales by various sales classifications:

	2008	%	2007	%	$ Variance	% Variance

Reorder Sales	$46,186,000	67.6%	$39,986,000	67.8%	$6,200,000	15.5%
New Order Sales	$22,135,000	32.4%	$18,960,000	32.1%	$3,175,000	16.7%
Wholesale Sales	$46,000	0.0%	$81,000	0.1%	$(35,000)	-43.2%

Total Net Sales	$68,367,000	100.0%	$59,027,000	100.0%	$9,340,000	15.8%

Internet Sales	$43,744,000	64.0%	$37,894,000	64.2%	$5,850,000	15.4%
Contact Center Sales	$24,623,000	36.0%	$21,133,000	35.8%	$3,490,000	16.5%

Total Net Sales	$68,367,000	100.0%	$59,027,000	100.0%	$9,340,000	15.8%

Leading up to the 2004 presidential election we experienced an increase in the advertising cost of acquiring a new customer and a decrease in new customer sales, which may have been attributed to a shortage of television advertising inventory.  There can be no assurances that the 2008 presidential election will not have a similar impact on the advertising cost of acquiring a new customer and new customer sales in the second and third quarters of Fiscal 2009.

The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm, and flea and tick medications.  For the quarters ended June 30, September 30, December 31, and March 31 of Fiscal 2008, the Company’s sales were approximately 31%, 27%, 20%, and 22%, respectively.

Cost of sales

Cost of sales increased by approximately $6,244,000, or 17.2%, to approximately $42,576,000 for the quarter ended June 30, 2008, from approximately $36,332,000 for the quarter ended June 30, 2007.  The increase in cost of sales is directly related to the increase in sales in the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007.  As a percent of sales, the cost of sales was 62.3% and 61.6% for the quarters ended June 30, 2008 and 2007, respectively.  The percentage increase can be attributed to increases in our product costs, offset by a reduction in freight expenses due to a shift from priority to standard shipping.

Gross profit

Gross profit increased by approximately $3,095,000, or 13.6%, to approximately $25,790,000 for the quarter ended June 30, 2008, from approximately $22,695,000 for the quarter ended June 30, 2007.  Gross profit as a percentage of sales was 37.7% and 38.4% for the three months ended June 30, 2008 and 2007, respectively.  The percentage decrease can be attributed to increases in our product costs, offset by a reduction in freight expenses due to a shift from priority to standard shipping.

General and administrative expenses

General and administrative expenses increased by approximately $197,000, or 3.5%, to approximately $5,812,000 for the quarter ended June 30, 2008, from approximately $5,615,000 for the quarter ended June 30, 2007.  The increase in general and administrative expenses for the three months ended June 30, 2008 was primarily due to the following: a $258,000 increase to payroll expenses related to the addition of new employees in the customer care and pharmacy departments enabling the company to sustain its growth; a $218,000 increase in credit card and bank service fees which is directly attributable to increased sales in the quarter; a $171,000 increase to professional fees, with the majority of the increase relating to legal fees; and a $65,000 increase in other expenses, including insurance expenses, bad debt expenses, telephone expenses, and property expenses.  Offsetting the increase was a $386,000 one-time sales/county sales tax charge which was booked in the quarter ended June 30, 2007, relating to state/county sales tax which was not collected on behalf of our customers; and a $129,000 reduction in office expenses, a portion of which was due to the fact that certain shipping-related expenses were reclassified to cost of sales in the quarter ended June 30, 2008.

Advertising expenses

Advertising expenses increased by approximately $1,577,000, or 18.6%, to approximately $10,060,000 for the quarter ended June 30, 2008, from approximately $8,483,000 for the quarter ended June 30, 2007.  The increase in advertising expenses for the quarter ended June 30, 2008 was due to the Company’s plan to commit certain amounts specifically designated towards television, direct mail/print, and online advertising to stimulate sales, create brand awareness, and acquire new customers.  The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, for the quarter ended June 30, 2008 was $38, compared to $36 for the same period the prior year.  Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, increased advertising spending, and price competition from veterinarians and other retailers of pet medications.  Historically, the advertising environment fluctuates due to supply and demand.  A more favorable advertising environment may positively impact future new order sales, whereas a less favorable advertising environment may negatively impact future new order sales. As a percentage of sales, advertising expense was 14.7% and 14.4% for the three months ended June 30, 2008 and 2007, respectively.  The Company currently anticipates advertising as a percentage of sales to range from approximately 13.0% to 14.0% for Fiscal 2009.  However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.  For the fiscal year ended March 31, 2008, quarterly advertising expenses as a percentage of sales ranged between 11% and 16%.

Depreciation and amortization expenses

Depreciation and amortization expenses increased by approximately $28,000, or 21.6%, to approximately $156,000 for the quarter ended June 30, 2008, from approximately $128,000 for the quarter ended June 30, 2007.  This increase to depreciation and amortization expense for the quarter ended June 30, 2008 can be attributed to the new property and equipment additions in Fiscal 2008 and in the first quarter of Fiscal 2009.

Other income

Other income decreased by approximately $154,000, or 24.7%, to approximately $470,000 for the quarter ended June 30, 2008 from approximately $624,000 for the quarter ended June 30, 2007.  The decrease to other income can be primarily attributed to decreased interest income due to a reduction in interest rates.  The decrease can also be attributed to a reduction in advertising revenue generated from our website.  Interest income may decrease in the future due to a reduction in interest rates and also as the Company utilizes its cash balances on its $20,000,000 share repurchase plan, with approximately $7,312,000 remaining as of June 30, 2008, or on its operating activities.

Provision for income taxes

For the quarters ended June 30, 2008 and 2007, the Company recorded an income tax provision for approximately $3,611,000 and $2,910,000, respectively.  The income tax provision for the quarter ended June 30, 2007 included a tax benefit of approximately $300,000 which related to an income tax over-accrual for the fiscal year ended March 31, 2007.  During the first quarter of fiscal 2008, it was determined that the Company was no longer a full tax payer in the state of Florida, due to the fact that it established nexus in another state.  These events resulted in an effective tax rate of 35.3% for the quarter ended June 30, 2008 and 32.0%, for the same quarter in the prior year.  The Company estimates its effective tax rate to be approximately 36.0% in fiscal 2009.

Liquidity and Capital Resources

The Company’s working capital at June 30, 2008 and March 31, 2008 was $54,783,000 and $38,804,000, respectively.  The $15,979,000 increase in working capital was primarily attributable to the reduction in long-term investments, cash flow generated from operations, interest income earned on investments, and the exercise of stock options, offset by the repurchase of shares pursuant to the Company’s stock buy back plan.  Net cash provided by operating activities was $6,625,000 and $9,503,000 for the three months ended June 30, 2008 and 2007, respectively.  Net cash provided by investing activities was $12,407,000 for the quarter ended June 30, 2008, compared to net cash used in investing activities of $6,556,000 for the same period in the prior year.  This change can be attributed to an increased amount of investment redemptions in the current quarter.  Net cash used in financing activities was $707,000 and $1,263,000 for the three months ended June 30, 2008 and 2007, respectively.  This decrease was primarily due the Company repurchasing 92,900 shares of its common stock for approximately $1,087,000 during the first quarter of fiscal 2009, compared to the Company repurchasing 117,300 shares of its common stock for approximately $1,512,000 during the first quarter of fiscal 2008, offset by the exercise of approximately 42,000 shares of stock options for approximately $348,000, compared to approximately 34,000 shares of stock options exercised for approximately $240,000 in the prior year.  As of June 30, 2008 the Company had approximately $7,312,000 remaining under the Company’s $20,000,000 stock buy back plan.  Based on future market conditions the Company may utilize its cash balance on the remaining balance of its current share repurchase plan.

The Company had $14,875,000 invested in auction rate securities (“ARS”) which were classified as long term investments in our financial statements as of June 30 2008.  Our ARS investments are not mortgage-backed based but are municipal-based, and banks are still valuing the bonds at 100% of par.  These securities underlying the ARS are currently rated AAA, the highest rating available by a rating agency.  We currently believe the market values of our ARS are not impaired.  However, it could take until the final maturity or issuer refinancing of the underlying debt for us to realize the recorded value of our investments in these securities. If the issuers of our ARS are unable to successfully close future auctions or redeem or refinance the securities and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments, and may need to sell these securities on a secondary market.  Although we believe we will be able to liquidate our investments in these securities without any significant loss, the timing and financial impact of such an outcome is uncertain.  Based on our expected cash expenditures, our cash and cash equivalents balance and other potential sources of cash, we do not anticipate that the potential lack of liquidity of these investments in the near term will adversely affect our ability to execute our current business plan.

As of June 30, 2008 and 2007 the Company had no outstanding lease commitments except for the lease for its 50,000 square foot executive offices and warehouse.  On February 29, 2008, the Company signed a fifth addendum to its existing lease, effective on July 1, 2008, adding an additional 15,300 square feet and extending the lease until May 31, 2012.  This additional space will be used to expand the warehouse and pharmacy to increase the Company’s capacity to store additional inventory and expand its fulfillment operations.  The Company expects to allocate capital funds for new property leasehold and equipment additions during fiscal 2009 to address growth needs for the next five years.  The Company has estimated approximately $2,500,000 for capital expenditures for the remainder of fiscal 2009, which will be funded through cash from operations, the majority of which will be used for the Company’s planned warehouse expansion to further the Company’s growth..  The Company’s source of working capital includes cash from operations and the exercise of stock options.  The Company presently has no need for other alternative sources of working capital, and has no commitments or plans to obtain additional capital.

Cautionary Statement Regarding Forward-Looking Information

Certain information in this Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  You can identify these forward-looking statements by the words "believes," "intends," "expects," "may," "will," "should," "plans," "projects," "contemplates," "intends," "budgets," "predicts," "estimates," "anticipates," or similar expressions.  These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us.  Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions.  Actual future results may differ significantly from the results discussed in the forward-looking statements.  A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report.   When used in this quarterly report on Form 10-Q, "PetMed Express," "1-800-

PetMeds," "PetMed," "1-888-PetMeds," "PetMed Express.com," "the Company,"  "we," "our," and "us" refers to PetMed Express, Inc. and our subsidiaries.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices.  Our financial instruments include cash and cash equivalents, short and long term investments, accounts receivable, and accounts payable.  The book values of cash equivalents, short and long term investments, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments.  Interest rates affect our return on excess cash and investments.  As of June 30, 2008, we had $38,593,000 in cash and cash equivalents, $2,025,000 in short term investments and $14,875,000 in long term investments.  A majority of our cash and cash equivalents, and investments generate interest income based on prevailing interest rates.

A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments.  It would also impact the market value of our investments.  Our investments are subject to market risk, primarily interest rate and credit risk.  Our investments are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors.  Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our investments to high-quality debt instruments with both short and long term maturities.  We do not hold any derivative financial instruments that could expose us to significant market risk.  At June 30, 2008, we had no debt obligations.

ITEM 4.

CONTROLS AND PROCEDURES.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended June 30, 2008, the end of the period covered by this report (the "Evaluation Date").  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective such that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act: (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  There have been no significant changes made in our internal controls over financial reporting or in other factors that could significantly affect, or are reasonably likely to materially affect, our internal controls over financial reporting during the period covered by this report.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 1A.

RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock.  Please refer to our annual report on Form 10-K for fiscal year 2008 for additional information concerning these and other uncertainties that could negatively impact the Company.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not make any sales of unregistered securities during the first quarter of Fiscal 2009.

Issuer Purchases of Equity Securities

This table provides information with respect to purchases by the Company of shares of common stock during the first quarter of Fiscal 2009:

Month / Year	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)

April 2008 (April 1, 2008 to April 30, 2008)	48,046	$11.00	48,046	$7,870,898

May 2008 (May 1, 2008 to May 31, 2008)	-	-	-	7,870,898

June 2008 (June 1, 2008 to June 30, 2008)	44,815	$12.46	44,815	$7,312,463

(1)

In November 2006, the Company announced that the Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock from time to time through negotiated or open market transactions.  The repurchase program does not have an expiration date and the program did not expire, nor did the Company terminate the program, during the period covered by the table.

Since the inception of the share repurchase plan, approximately 1,134,000 shares have been repurchased under the plan and approximately $6.2 million of the original $20.0 million authorization remains available for repurchase, as of August 1, 2008.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our Annual Meeting of Stockholders in Ft. Lauderdale, Florida on August 1, 2008.  Stockholders voted on the following proposals:

1.

To elect five Directors to the Board of Directors for a one-year term expiring in 2009;

2.

To ratify the appointment of McGladrey & Pullen, LLP, as the independent registered public accounting firm for the Company to serve for the 2009 fiscal year;

With a majority of the outstanding shares voting either by proxy or in person, PetMed Express, Inc. stockholders approved proposals 1 and 2, with voting as follows:

Proposal 1	For	Abstain/Withhold

Election of Directors:
Menderes Akdag	21,202,126	357,795
Frank J. Formica	21,215,184	344,737
Gian M. Fulgoni	21,215,069	344,852
Ronald J. Korn	21,212,529	347,392
Robert C. Schweitzer	21,215,210	344,711

Proposal 2	For	Against	Abstain

To ratify the appointment of McGladrey & Pullen, LLP, as the, independent registered public accounting firm for the Company	21,457,831	82,158	19,933

ITEM 5.

OTHER INFORMATION.

None

ITEM 6.

EXHIBITS.

The following exhibits are filed as part of this report.

31.1

Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2008, Commission File No. 000-28827)

31.2

Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2008, Commission File No. 000-28827).

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2008, Commission File No. 000-28827).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.
(The “Registrant”)

Date: August 4, 2008

By:	/s/ Menderes Akdag
Menderes Akdag Chief Executive Officer and President (principal executive officer)

By:	/s/ Bruce S. Rosenbloom
Bruce S. Rosenbloom Chief Financial Officer (principal financial and accounting officer)

___________________________________________________________________________

___________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

PETMED EXPRESS, INC

_______________________

FORM 10-Q

FOR THE QUARTER ENDED:

JUNE 30, 2008

_______________________

EXHIBITS

_______________________

___________________________________________________________________________

___________________________________________________________________________

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