Form 10-Q
period 2008-09-30
PETMED EXPRESS INC
filed 2008-11-04
CIK 1040130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,532,321 Common Shares, $.001 par value per share at November 3, 2008.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2008	2008
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$28,967,135	$20,267,829
Temporary investments	23,625,000	4,780,000
Accounts receivable, less allowance for doubtful
accounts of $41,340 and $32,040, respectively	2,030,071	1,575,263
Inventories - finished goods	14,583,895	17,909,549
Prepaid expenses and other current assets	1,415,362	691,859
Income taxes receivable	517,967	-
Total current assets	71,139,430	45,224,500

Long term investments	14,650,000	24,740,000
Property and equipment, net	1,940,566	1,903,294
Deferred income taxes	1,179,152	1,221,853
Intangible asset	365,000	365,000

Total assets	$89,274,148	$73,454,647

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,900,669	$4,358,774
Income taxes payable	-	185,243
Accrued expenses and other current liabilities	2,068,272	1,876,655

Total liabilities	9,968,941	6,420,672

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized;
2,500 convertible shares issued and outstanding with a
liquidation preference of $4 per share	8,898	8,898
Common stock, $.001 par value, 40,000,000 shares authorized;
23,772,528 and 23,734,067 shares issued, respectively	23,773	23,734
Additional paid-in capital	8,190,887	8,396,277
Retained earnings	71,081,649	58,639,343
Less treasury stock, at cost; 0 and 3,100 shares, respectively	-	(34,277)

Total shareholders' equity	79,305,207	67,033,975

Total liabilities and shareholders' equity	$89,274,148	$73,454,647

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Sales	$59,569,141	$51,537,197	$127,935,824	$110,564,432
Cost of sales	36,710,850	31,882,937	79,287,231	68,214,788

Gross profit	22,858,291	19,654,260	48,648,593	42,349,644

Operating expenses:
General and administrative	5,617,034	5,344,320	11,429,248	10,959,786
Advertising	8,659,586	8,072,127	18,719,709	16,554,908
Depreciation and amortization	162,076	151,715	317,628	279,649
Total operating expenses	14,438,696	13,568,162	30,466,585	27,794,343

Income from operations	8,419,595	6,086,098	18,182,008	14,555,301

Other income:
Interest income, net	352,403	481,051	661,718	873,253
Other, net	169,068	193,274	329,451	424,930
Total other income	521,471	674,325	991,169	1,298,183

Income before provision for income taxes	8,941,066	6,760,423	19,173,177	15,853,484

Provision for income taxes	3,119,969	2,234,697	6,730,871	5,144,674

Net income	$5,821,097	$4,525,726	$12,442,306	$10,708,810

Net income per common share:
Basic	$0.25	$0.19	$0.53	$0.44
Diluted	$0.25	$0.18	$0.53	$0.44

Weighted average number of common shares outstanding:
Basic	23,485,477	24,214,543	23,504,284	24,182,110
Diluted	23,669,854	24,467,039	23,670,893	24,401,570

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$12,442,306	$10,708,810
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	317,628	279,649
Share based compensation	679,785	792,637
Deferred income taxes	42,701	(344,981)
Bad debt expense	39,288	22,870
(Increase) decrease in operating assets
and increase (decrease) in liabilities:
Accounts receivable	(494,096)	(188,791)
Inventories - finished goods	3,325,654	1,136,121
Prepaid income taxes	(517,967)	(1,207,496)
Prepaid expenses and other current assets	(723,503)	102,244
Accounts payable	3,541,895	1,421,929
Income taxes payable	(185,243)	(229,321)
Accrued expenses and other current liabilities	191,617	356,318
Net cash provided by operating activities	18,660,065	12,849,989

Cash flows from investing activities:
Net change in investments	(8,755,000)	(5,725,000)
Purchases of property and equipment	(354,900)	(314,200)
Net cash used in investing activities	(9,109,900)	(6,039,200)

Cash flows from financing activities:
Purchases of treasury stock	(2,191,976)	(2,504,056)
Proceeds from the exercise of stock options	1,230,738	2,585,593
Tax benefit related to stock options exercised	110,379	181,473
Net cash (used in) provided by financing activities	(850,859)	263,010

Net increase in cash and cash equivalents	8,699,306	7,073,799
Cash and cash equivalents, at beginning of period	20,267,829	316,470

Cash and cash equivalents, at end of period	$28,967,135	$7,390,269

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$7,281,000	$6,745,000

Retirement of treasury stock	$2,226,253	$2,452,956

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

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at September 30, 2008 and the Statements of Income for the three and six months ended September 30, 2008 and 2007 and Statements of Cash Flows for the six months ended September 30, 2008 and 2007.  The results of operations for the three and six months ended September 30, 2008 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2009.  These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2008.  The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries.  All significant intercompany transactions have been eliminated upon consolidation.

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

Note 2:  Net Income Per Share

In accordance with the provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” basic net income per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted net income per common share includes the dilutive effect of potential stock options exercised, restricted stock, and the effects of the potential conversion of preferred shares, calculated using the treasury stock method.  Outstanding stock options and convertible preferred shares issued by the Company represent the only dilutive effect reflected in diluted weighted average shares outstanding.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per common share computations for the periods presented:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (numerator):
Net income	$5,821,097	$4,525,726	$12,442,306	$10,708,810

Shares (denominator):
Weighted average number of common shares
outstanding used in basic computation	23,485,477	24,214,543	23,504,284	24,182,110
Common shares issuable upon exercise
of stock options	174,252	242,371	156,484	209,335
Common shares issuable upon conversion
of preferred shares	10,125	10,125	10,125	10,125
Shares used in diluted computation	23,669,854	24,467,039	23,670,893	24,401,570

Net income per common share:
Basic	$0.25	$0.19	$0.53	$0.44
Diluted	$0.25	$0.18	$0.53	$0.44

For the three and six months ended September 30, 2008 and 2007, all common stock options were included in the diluted net income per share computation as their exercise prices were less than the average market price of the common shares for the period.

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

As a result of the adoption of SFAS No. 123R, the Company’s net income for the three months ended September 30, 2008 and 2007 includes approximately $61,000 and $197,000 of stock option compensation expense, respectively, and for the six months ended September 30, 2008 and 2007 includes approximately $122,000 and $395,000 of stock option compensation expense, respectively.  As of September 30, 2008 and 2007, there was approximately $146,000 and $662,000, respectively, of unrecognized compensation expense related to stock option awards, which will be fully expensed by the end of Fiscal 2010.  Cash received from stock options exercised for the three months ended September 30, 2008 and 2007 was $883,000 and $2,346,000, respectively, and for the six months ended September 30, 2008 and 2007 was $1,231,000 and $2,586,000, respectively.  The income tax benefits from stock options exercised totaled approximately $110,000 and $181,000 for the six months ended September 30, 2008 and 2007, respectively.

The PetMed Express, Inc. 1998 Stock Option Plan (the “Plan”), provided for the issuance of qualified options to officers and key employees, and nonqualified options to directors, consultants and other service providers, to purchase the Company’s common stock.  The Company had reserved 5,000,000 shares of common stock for issuance under the Plan.  The exercise prices of options issued under the Plan had to be equal to or greater than the market price of the Company's common stock as of the date of issuance.  The Company had 234,350 and 397,577 options outstanding under the Plan at September 30, 2008 and 2007, respectively.  Options generally vested ratably over a three-year period commencing on the first anniversary of the grant with respect to options granted to employees/directors under the Plan.  No options have been issued since May 2005.  The 1998 Plan expired on July 31, 2008.

On July 28, 2006, the Company received shareholder approval for the adoption of the 2006 Employee Equity Compensation Restricted Stock Plan (the “Employee Plan”) and the 2006 Outside Director Equity Compensation Restricted Stock Plan (the “Director Plan”).  The purpose of the plans is to promote the interests of the Company by securing and retaining both employees and outside directors.  The Company has reserved 1,000,000 shares of common stock for issuance under the Employee Plan.  The Company has reserved 200,000 shares of common stock for issuance under the Director Plan.  The value of the restricted stock is determined based on the market value of the stock at the issuance date.  The restriction period or forfeiture period is determined by the Company’s Board and is to be no less than 1 year and no more than ten years.  The Company issued 62,500 shares of restricted stock to certain key employees under the Employee Plan, and 24,000 shares of restricted stock to certain directors under the Director Plan, during the quarter ended September 30, 2008.  The Company had 255,025 restricted common shares issued under the Employee Plan and 68,000 restricted common shares issued under the Director Plan at September 30, 2008, all shares of which were issued subject to a restriction or forfeiture period which will lapse ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period.  For the three months ended September 30, 2008 and 2007, the Company recognized $315,000 and $236,000, respectively, and for six months ended September 30, 2008 and 2007, the Company recognized $558,000 and $398,000, respectively, of restricted stock compensation expense related to the Employee and Director Plans respectively.

Note 4:  Investments

The Company’s investment portfolio includes auction rate securities (“ARS”), which are investments with contractual maturities generally between 20 to 30 years, in the form of municipal bonds and preferred stock, whose interest rates are reset, typically every seven to thirty-five days, through an auction process.  At the end of each reset period, investors can sell or continue to hold the securities at par.  Beginning in February 2008, auctions failed for the ARS held because sell orders exceeded buy orders.  These failures are not believed to be a credit issue, but rather are caused by a lack of liquidity.  The funds associated with these failed auctions may not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.  As a result, these securities with failed auctions have been reclassified as long-term assets in the consolidated balance sheet.  These auction rate securities are recorded at fair value and have variable interest rates that are recorded as interest income.

The investment balances consist of ARS and variable rate demand notes (“VRDN”) investments.  The fair value of investments is determined based on quoted market prices at the reporting date for those instruments.  In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, temporary investments are accounted for as trading securities.  Trading securities, including VRDN securities, are securities that are bought and held principally for the purpose of selling in the near term.  In Fiscal 2008, the Company reclassified the majority of its ARS from temporary investments to long term investments due to the widespread auction failures occurring in February 2008, as it is unknown if the Company will be able to liquidate these securities within one year.  Long term investments are classified as available-for-sale, with any changes in fair value to be reflected in other comprehensive income.  The Company did not recognize any changes in fair value in its long term investments during fiscal 2008 or in the first six months of fiscal 2009.  The Company evaluates its long term investments for impairment and whether impairment is other-than-temporary, and measurement of an impairment loss as a charge to net income.  The Company did not recognize any impairment on investments during fiscal 2008 or in the first six months of fiscal 2009, as it does not believe that the underlying credit quality of the assets has been impacted by the reduced liquidity of these investments.  The Company has changed its investment policy and is currently trying to liquidate all ARS and is holding all excess cash in a money market account and other short term investments.

The following is a summary of our investments:

	September 30,	March 31,
	2008	2008

Temporary investments	$23,625,000	$4,780,000

Long term investments	14,650,000	24,740,000

Total investments	$38,275,000	$29,520,000

The Company has $14,650,000 in ARS, which were classified as long term investments in the Company’s financial statements, as of September 30, 2008.  Despite the long-term contractual maturities of the underlying debt of the ARS held at September 30, 2008, the Company intends to liquidate all of these securities whenever possible.  The Company’s ARS investments are not mortgage-backed based but are municipal-based, and banks are still valuing the bonds at 100% of par.  These securities underlying the ARS are currently rated AAA, the highest rating available by a rating agency.  The Company currently believes that the market values of its ARS are not impaired.  However, it could take until the final maturity or issuer refinancing of the underlying debt for the Company to realize the recorded value of its investments in these securities. If the issuers of the Company’s ARS are unable to successfully close future auctions or redeem or refinance the securities and their credit ratings deteriorate, the Company may in the future be required to record an impairment charge on these investments, and may need to sell these securities on a secondary market.

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

Note 6:  Subsequent Event

Subsequent to September 30, 2008, the Company repurchased and retired 256,624 shares of its common stock for approximately $3,402,000.  On October 31, 2008 the Company’s Board of Directors approved a second share repurchase program of up to $20 million.  This program is intended to be implemented through purchases made from time to time in either the open market or through private transactions at the Company’s discretion, subject to market conditions and other factors, in accordance with Securities and Exchange Commission requirements.  The Company still has approximately $2.8 million remaining from its initial $20 million repurchase plan, under which the Company has already repurchased approximately 1.4 million shares for approximately $17.2 million, an average of $12.36 per share.  As of November 3, 2008, there are approximately 23.5 million shares of PetMed Express, Inc. common stock outstanding.

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

The Company markets its products through national television, online, and direct mail/print advertising campaigns which direct consumers to order by phone or on the Internet, and aim to increase the recognition of the “1-800-PetMeds” brand name.  The Company’s sales consist of products sold mainly to retail consumers and minimally to wholesale customers.  Typically, the Company’s customers pay by credit card or check at the time the order is shipped.  The Company’s sales returns average was approximately 1.6% for the quarter ended September 30, 2008, compared to 1.7% for the quarter ended September 30, 2007.  The three month average retail purchase was approximately $81 per order for the quarter ended September 30, 2008, compared to $79 per order for the quarter ended September 30, 2007.  The six month average retail purchase was approximately $84 per order for the six months ended September 30, 2008, compared to $82 per order for the six months ended September 30, 2007.

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

The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days.  Credit card sales minimize accounts receivable balances relative to sales.  The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks.  The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends.  At September 30, 2008 and 2007 the allowance for doubtful accounts was approximately $41,000 and $31,000, respectively.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method.  The Company writes down its inventory for estimated obsolescence.  At September 30, 2008 and 2007, the inventory reserve was approximately $110,000 and $113,000, respectively.

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

Results of Operations

The following should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein.  The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.6	61.9	62.0	61.7

Gross profit	38.4	38.1	38.0	38.3

Operating expenses:
General and administrative	9.4	10.3	8.9	9.9
Advertising	14.5	15.7	14.6	15.0
Depreciation and amortization	0.3	0.3	0.3	0.2
Total operating expenses	24.2	26.3	23.8	25.1

Income from operations	14.2	11.8	14.2	13.2

Other income	0.8	1.3	0.8	1.2

Income before provision for income taxes	15.0	13.1	15.0	14.4

Provision for income taxes	5.2	4.3	5.3	4.7

Net income	9.8%	8.8%	9.7%	9.7%

Three Months Ended September 30, 2008 Compared With Three Months Ended September 30, 2007, and Six Months Ended September 30, 2008 Compared With Six Months Ended September 30, 2007

Sales

Sales increased by approximately $8,032,000, or 15.6%, to approximately $59,569,000 for the quarter ended September 30, 2008, from approximately $51,537,000 for the quarter ended September 30, 2007.  For the six months ended September 30, 2008, sales increased by approximately $17,372,000, or 15.7%, to approximately $127,936,000 compared to sales of approximately $110,564,000 for the six months ended September 30, 2007.

The increase in sales for the three and six months ended September 30, 2008 can be attributed primarily to increased retail reorder and new order sales.  The Company has committed certain amounts specifically designated towards television, direct mail/print and online advertising to stimulate sales, create brand awareness, and acquire new customers.  The Company acquired approximately 239,000 new customers for the quarter ended September 30, 2008, compared to approximately 222,000 new customers for the same period the prior year.  For the six months ended September 30, 2008, the Company acquired approximately 506,000 new customers, compared to approximately 458,000 new customers for the same period the prior year.  The increase in new customers for the three and six months ended September 30, 2008 can be directly related to an increase in advertising expenses.  The following chart illustrates sales by various sales classifications:

Three Months Ended September 30,
	2008	%	2007	%	$ Variance	% Variance
Reorder Sales	$41,322,000	69.3%	$35,025,000	68.0%	$6,297,000	18.0%
New Order Sales	$18,211,000	30.6%	$16,459,000	31.9%	$1,752,000	10.6%
Wholesale Sales	$36,000	0.1%	$53,000	0.1%	$(17,000)	-32.1%
Total Net Sales	$59,569,000	100.0%	$51,537,000	100.0%	$8,032,000	15.6%

Internet Sales	$38,991,000	65.5%	$33,686,000	65.4%	$5,305,000	15.7%
Contact Center Sales	$20,578,000	34.5%	$17,851,000	34.6%	$2,727,000	15.3%
Total Net Sales	$59,569,000	100.0%	$51,537,000	100.0%	$8,032,000	15.6%

Six Months Ended September 30,
	2008	%	2007	%	$ Variance	% Variance
Reorder Sales	$87,498,000	68.4%	$75,010,000	67.9%	$12,488,000	16.6%
New Order Sales	$40,356,000	31.5%	$35,420,000	32.0%	$4,936,000	13.9%
Wholesale Sales	$82,000	0.1%	$134,000	0.1%	$(52,000)	-38.8%
Total Net Sales	$127,936,000	100.0%	$110,564,000	100.0%	$17,372,000	15.7%

Internet Sales	$82,734,000	64.7%	$71,580,000	64.7%	$11,154,000	15.6%
Contact Center Sales	$45,202,000	35.3%	$38,984,000	35.3%	$6,218,000	16.0%
Total Net Sales	$127,936,000	100.0%	$110,564,000	100.0%	$17,372,000	15.7%

Leading up to the 2004 presidential elections we experienced an increase in the advertising cost of acquiring a new customer and a decrease in new customer sales, which may have been attributed to a shortage of television advertising inventory.  However, through the first six months of fiscal 2009, the 2008 presidential elections had no impact on our ability to advertise efficiently and effectively.  During the first six months of fiscal 2009 we experienced a 14% increase in new customer sales with the advertising cost of acquiring a new customer remaining relatively flat.  There can be no assurances that the 2008 presidential elections will not have a negative impact on the advertising cost of acquiring a new customer and new customer sales in the next quarter.

The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm and flea and tick medications.  For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2008, the Company’s sales were approximately 31%, 27%, 20%, and 22%, respectively.

Cost of sales

Cost of sales increased by approximately $4,828,000, or 15.1%, to approximately $36,711,000 for the quarter ended September 30, 2008, from approximately $31,883,000 for the quarter ended September 30, 2007.  For the six months ended September 30, 2008, cost of sales increased by approximately $11,072,000, or 16.2%, to approximately $79,287,000 compared to cost of sales of approximately $68,215,000 for the six months ended September 30, 2007.  The increase in cost of sales for the three and six months ended September 30, 2008 is directly related to the increase in sales.  As a percent of sales, the cost of sales was 61.6% and 61.9% for the three months ended September 30, 2008 and 2007, respectively, and for the six months ended September 30, 2008 and 2007, the cost of sales was 62.0% and 61.7%, respectively.  The percentage decrease for the three months ended September 30, 2008 can be attributed to a reduction in freight expenses due to a shift from priority to standard shipping, offset by increases to product costs.  The percentage increase for the six months ended September 30, 2008 can be attributed to increases in our product costs, offset by the aforementioned freight reduction.

Gross profit

Gross profit increased by approximately $3,204,000, or 16.3%, to approximately $22,858,000 for the quarter ended September 30, 2008, from approximately $19,654,000 for the quarter ended September 30, 2007.  For the six months ended September 30, 2008, gross profit increased by approximately $6,299,000, or 14.9%, to approximately $48,649,000 compared to gross profit of approximately $42,350,000 for the six months ended September 30, 2007.  Gross profit as a percentage of sales was 38.4% and 38.1% for the three months ended September 30, 2008 and 2007, respectively, and for the six months ended September 30, 2008 and 2007, gross profit as a percentage of sales was 38.0% and 38.3%, respectively.  The percentage increase for the three months ended September 30, 2008 can be attributed to a reduction in freight expenses due to a shift from priority to standard shipping, offset by increases to product costs.  The percentage decrease for the six months ended September 30, 2008 can be attributed to increases in our product costs, offset by the aforementioned freight reduction.

General and administrative expenses

General and administrative expenses increased by approximately $273,000, or 5.1%, to approximately $5,617,000 for the quarter ended September 30, 2008, from approximately $5,344,000 for the quarter ended September 30, 2007.  For the six months ended September 30, 2008, general and administrative expenses increased by approximately $469,000, or 4.3%, to approximately $11,429,000 compared to general and administrative expenses of approximately $10,960,000 for the six months ended September 30, 2007.  The increase in general and administrative expenses for the three months ended September 30, 2008 was primarily due to the following: a $145,000 increase to bank service and credit card fees which can be directly attributed to increased sales in the quarter; a $133,000 increase to payroll expenses which can be attributed to the addition of new employees in the customer care and pharmacy departments enabling the Company to sustain its growth, offset by a reduction in stock based compensation; a $57,000 increase to professional fees, with the majority of the increase relating to accounting and pharmacy fees; a $54,000 increase to property expenses which can be directly attributed to increased rent related to the 15,000 square feet warehouse and pharmacy expansion; and a $2,000 net increase in other expenses, which includes telephone expenses, insurance expenses, travel expenses, bad debt expenses, and license expenses.  Offsetting the increase was a $118,000 reduction in office expenses, a portion of which was due to the fact that certain shipping-related expenses were reclassified to cost of sales in the quarter ended September 30, 2008.

The increase in general and administrative expenses for the six months ended September 30, 2008 was primarily due to the following: a $391,000 increase to payroll expenses which can be attributed to the addition of new employees in the customer care and pharmacy departments enabling the Company to sustain its growth, offset by a reduction in stock based compensation; a $362,000 increase to bank service and credit card fees which can be directly attributed to increased sales in the period; a $228,000 increase to professional fees, with the majority of the increase relating to accounting and pharmacy fees; a $63,000 increase in property expenses which can be directly attributed to increased rent related to the 15,000 square feet warehouse and pharmacy expansion; and a $59,000 net increase in other expenses, which includes telephone expenses, insurance expenses, bad debt expenses, travel expenses, and license expenses.  Offsetting the increase was a $386,000 one-time sales/county sales tax charge which was booked in the six months ended September 30, 2007, relating to state/county sales tax which was not collected on behalf of our customers; and a $248,000 reduction in office expenses, a portion of which was due to the fact that certain shipping-related expenses were reclassified to cost of sales in the six months ended September 30, 2008.

Advertising expenses

Advertising expenses increased by approximately $588,000, or 7.3%, to approximately $8,660,000 for the quarter ended September 30, 2008, from approximately $8,072,000 for the quarter ended September 30, 2007.  For the six months ended September 30, 2008, advertising expenses increased by approximately $2,165,000, or 13.1%, to approximately $18,720,000 compared to advertising expenses of approximately $16,555,000 for the six months ended September 30, 2007.  The increases in advertising expenses for the three and six months ended September 30, 2008 were due to the Company’s plan to commit certain amounts specifically designated towards television, direct mail/print, and online advertising to stimulate sales, create brand awareness, and acquire new customers.  The advertising cost of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $36 for both of the quarters ended September 30, 2008 and 2007, and for the six months ended September 30, 2008, the advertising cost of acquiring a new customer was $37 compared to $36 for the same period the prior year.  Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, increased advertising spending, and price competition from veterinarians and other retailers of pet medications.  Historically, the advertising environment fluctuates due to supply and demand.  A more favorable advertising environment may positively impact future new order sales, whereas a less favorable advertising environment may negatively impact future new order sales.  As a percentage of sales, advertising expense was 14.5% and 15.7% for the three months ended September 30, 2008 and 2007, respectively, and 14.6% and 15.0% for the six months ended September 30, 2008 and 2007, respectively.  The Company currently anticipates advertising as a percentage of sales to range from approximately 13.0% to 14.0% for fiscal 2009.  However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.  For the fiscal year ended March 31, 2008, quarterly advertising expenses as a percentage of sales ranged between 11% and 16%.

Depreciation and amortization expenses

Depreciation and amortization expenses increased by approximately $10,000, or 6.8%, to approximately $162,000 for the quarter ended September 30, 2008, from approximately $152,000 for the quarter ended September 30, 2007.  Depreciation and amortization expenses increased by approximately $38,000, or 13.6%, to approximately $318,000 for the six months ended September 30, 2008, from approximately $280,000 for the six months ended September 30, 2007.  This increase to depreciation and amortization expense for the three and six months ended September 30, 2008 can be attributed to new property and equipment additions in the first and second quarters of fiscal 2009.

Other income

Other income decreased by approximately $153,000 to approximately $521,000 for the quarter ended September 30, 2008, from approximately $674,000 for the quarter ended September 30, 2007.  For the six months ended September 30, 2008, other income decreased by approximately $307,000 to approximately $991,000 compared to other income of approximately $1,298,000 for the six months ended September 30, 2007.  The decreases to other income for the three and six months ended September 30, 2008 can be primarily attributed to decreased interest income due to a reduction in interest rates.  The decreases can also be attributed to a reduction in advertising revenue generated from our website.  Interest income may decrease in the future due to a reduction in interest rates and also as the Company utilizes its cash balances on its $20,000,000 share repurchase plan, with approximately $2,805,000 remaining as of October 31, 2008, or on its operating activities.

Provision for income taxes

For the quarters ended September 30, 2008 and 2007, the Company recorded an income tax provision for approximately $3,120,000 and $2,235,000, respectively, and for the six months ended September 30, 2008 and 2007, the Company recorded an income tax provision of approximately $6,731,000 and $5,145,000, respectively. The income tax provision for the six months ended September 30, 2007 included a tax benefit of approximately $308,000 which related to an income tax over-accrual for the fiscal year ended March 31, 2007.  During the first quarter of fiscal 2008, it was determined that the Company was no longer a full taxpayer in the state of Florida, due to the fact that it established nexus in another state.  These events resulted in an effective tax rate of 34.9% and 33.1% for the quarters ended September 30, 2008 and 2007, respectively, and an effective tax rate of 35.1% and 32.5% for the six months ended September 30, 2008 and 2007, respectively.  The Company estimates its effective tax rate to be approximately 36.0% in fiscal 2009.

Liquidity and Capital Resources

The Company’s working capital at September 30, 2008 and March 31, 2008 was $61,170,000 and $38,804,000, respectively.  The $22,366,000 increase in working capital was primarily attributable to the reduction in long-term investments, cash flow generated from operations, interest income earned on investments, and the exercise of stock options, offset by the repurchase of shares pursuant to the Company’s stock buy back plan.  Net cash provided by operating activities was $18,660,000 and $12,850,000 for the six months ended September 30, 2008 and 2007, respectively.  Net cash used in investing activities was $9,110,000 and $6,039,000 for the six months ended September 30, 2008 and 2007, respectively.  This change can be attributed to an increased amount of investment purchases in the six months.  Net cash used in financing activities was $851,000 for the six months ended September 30, 2008, compared to cash provided by financing activities of $263,000 for the same period in the prior year.  This change was primarily due to the Company repurchasing 182,400 shares of its common stock for approximately $2,192,000 during the six months ended September 30, 2008, compared to the Company repurchasing 187,300 shares of its common stock for approximately $2,504,000 during the six months ended September 30, 2007, offset by the exercise of approximately 138,000 shares of stock options for approximately $1,231,000, compared to approximately 268,000 shares of stock options exercised for approximately $2,586,000 in the prior year.  As of September 30, 2008 the Company had approximately $6,207,000 remaining under the Company’s $20,000,000 stock buy back plan.  Based on future market conditions the Company may utilize its cash balance on the remaining balance of its current share repurchase plan.

The Company had $14,650,000 invested in auction rate securities (“ARS”) which were classified as long term investments in our financial statements as of September 30 2008.  Our ARS investments are not mortgage-backed based but are municipal-based, and banks are still valuing the bonds at 100% of par.  These securities underlying the ARS are currently rated AAA, the highest rating available by a rating agency.  We currently believe the market values of our ARS are not impaired.  However, it could take until the final maturity or issuer refinancing of the underlying debt for us to realize the recorded value of our investments in these securities. If the issuers of our ARS are unable to successfully close future auctions or redeem or refinance the securities and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments, and may need to sell these securities on a secondary market.  Although we believe we will be able to liquidate our investments in these securities without any significant loss, the timing and financial impact of such an outcome is uncertain.  Based on our expected cash expenditures, our cash and cash equivalents balance, and other potential sources of cash, we do not anticipate that the potential lack of liquidity of these investments in the near term will adversely affect our ability to execute our current business plan.

As of September 30, 2008 and 2007 the Company had no outstanding lease commitments except for the lease of its 50,000 square foot executive offices and warehouse.  On February 29, 2008, the Company signed a fifth addendum to its existing lease, effective on July 1, 2008, adding an additional 15,300 square feet and extending the lease until May 31, 2012.  This additional space will be used to expand the warehouse and pharmacy to increase the Company’s capacity to store additional inventory and expand its fulfillment operations.  The Company expects to allocate capital funds for new property leasehold and equipment additions during fiscal 2009 to address growth needs for the next five years.  The Company has estimated approximately $3,000,000 to $3,500,000 for capital expenditures for the remainder of fiscal 2009, which will be funded through cash from operations, the majority of which will be used for the Company’s planned warehouse and call center expansion, warehouse automation, and phone server upgrades to further the Company’s growth.  The Company’s source of working capital includes cash from operations and the exercise of stock options.  The Company presently has no need for other alternative sources of working capital, and has no commitments or plans to obtain additional capital.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices.  Our financial instruments include cash and cash equivalents, short and long term investments, accounts receivable, and accounts payable.  The book values of cash equivalents, short term investments, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments.  Interest rates affect our return on excess cash and short and long term investments.  As of September 30, 2008, we had $28,967,000 in cash and cash equivalents, and $23,625,000 in short term and $14,650,000 in long term investments.  A majority of our cash and cash equivalents, and investments generate interest income based on prevailing interest rates.

A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments.  It would also impact the market value of our temporary investments.  Our investments are subject to market risk, primarily interest rate and credit risk.  Our investments are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors.  Such guidelines include security type, credit quality, and maturity and are intended to limit market risk by restricting our investments to high-quality debt instruments with both short and long term maturities.  We do not hold any derivative financial instruments that could expose us to significant market risk.  At September 30, 2008, we had no debt obligations.

ITEM 4.   CONTROLS AND PROCEDURES.

The Company’s management, including our Chief (principal) Executive Officer and Chief (principal) Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended September 30, 2008, the end of the period covered by this report (the "Evaluation Date").  Based upon that evaluation, our Chief (principal) Executive Officer and Chief (principal) Financial Officer have concluded that our disclosure controls and procedures are designed to provide reasonable assurances of achieving their objectives and were effective at the reasonable assurance level for which they were designed such that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act: (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  There have been no significant changes made in our internal controls over financial reporting or in other factors that could significantly affect, or are reasonably likely to materially affect, our internal controls over financial reporting during the period covered by this report.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

None.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock.  Please refer to our annual report on Form 10-K for Fiscal 2008 for additional information concerning these and other uncertainties that could negatively impact the Company.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not make any sales of unregistered securities during the first or second quarters of Fiscal 2009.

Issuer Purchases of Equity Securities

This table provides information with respect to purchases by the Company of shares of common stock during the three months ended September 30, 2008:

Month / Year	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)

July 2008 (July 1, 2008 to July 31, 2008)	89,555	$12.34	89,555	$6,207,301

August 2008 (August 1, 2008 to August 31, 2008)	-	-	-	$6,207,301

September 2008 (September 1, 2008 to September 30, 2008)	-	-	-	$6,207,301

(1)

In November 2006, the Company announced that the Board of Directors authorized the repurchase of up to $20,000,000 of the Company’s common stock from time to time through negotiated or open market transactions.  The repurchase program does not have an expiration date and the program did not expire, nor did the Company terminate the program, during the period covered by the table.

Since the inception of the share repurchase plan, approximately 1,391,000 shares have been repurchased under the plan and approximately $2,805,000 million of the original $20,000,000 authorization remains available for repurchase, as of November 3, 2008.  On October 31, 2008 the Company’s Board of Directors approved a second share repurchase program of up to $20 million.  This program is intended to be implemented through purchases made from time to time in either the open market or through private transactions at the Company’s discretion, subject to market conditions and other factors, in accordance with Securities and Exchange Commission requirements.

Item 3.     Defaults Upon Senior Securities.

None

Item 4.     Submission of Matters to a Vote of Security Holders.

None

Item 5.     Other Information.

None

Item 6.     Exhibits

The following exhibits are filed as part of this report.

31.1

Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2008, Commission File No. 000-28827).

31.2

Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2008, Commission File No. 000-28827).

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2008, Commission File No. 000-28827).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.
(The “Registrant”)

Date: November 3, 2008

By:	/s/ Menderes Akdag
Menderes Akdag Chief Executive Officer and President (principal executive officer)

By:	/s/ Bruce S. Rosenbloom
Bruce S. Rosenbloom Chief Financial Officer (principal financial and accounting officer)

____________________________________________________________________________________

____________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

PETMED EXPRESS, INC

_______________________

FORM 10-Q

FOR THE QUARTER ENDED:

SEPTEMBER 30, 2008

_______________________

EXHIBITS

_______________________

____________________________________________________________________________________

____________________________________________________________________________________

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