Form 10-Q
period 2008-12-31
PETMED EXPRESS INC
filed 2009-02-02
CIK 1040130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☐  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,336,097 Common Shares, $.001 par value per share at January 31, 2009.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2008	2008
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$27,190,543	$20,267,829
Temporary investments	16,490,000	4,780,000
Accounts receivable, less allowance for doubtful
accounts of $42,297 and $32,040, respectively	2,075,862	1,575,263
Inventories - finished goods	19,654,770	17,909,549
Prepaid expenses and other current assets	661,576	691,859
Prepaid income taxes	4,000,000	-
Total current assets	70,072,751	45,224,500

Long term investments	14,650,000	24,740,000
Property and equipment, net	4,948,932	1,903,294
Deferred income taxes	908,759	1,221,853
Intangible assets	850,000	365,000

Total assets	$91,430,442	$73,454,647

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,279,299	$4,358,774
Accrued expenses and other current liabilities	2,022,664	1,876,655
Income taxes payable	2,686,014	185,243

Total liabilities	10,987,977	6,420,672

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized;
2,500 convertible shares issued and outstanding with a
liquidation preference of $4 per share	8,898	8,898
Common stock, $.001 par value, 40,000,000 shares authorized;
23,476,046 and 23,734,067 shares issued, respectively	23,476	23,734
Additional paid-in capital	4,443,674	8,396,277
Retained earnings	75,966,417	58,639,343
Less treasury stock, at cost; 0 and 3,100 shares, respectively	-	(34,277)

Total shareholders' equity	80,442,465	67,033,975

Total liabilities and shareholders' equity	$91,430,442	$73,454,647

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Sales	$43,405,846	$37,348,867	$171,341,670	$147,913,299
Cost of sales	26,088,572	22,175,847	105,375,803	90,390,635

Gross profit	17,317,274	15,173,020	65,965,867	57,522,664

Operating expenses:
General and administrative	5,019,183	4,542,522	16,448,431	15,502,308
Advertising	4,899,893	4,170,113	23,619,602	20,725,021
Depreciation and amortization	185,649	155,385	503,277	435,034
Total operating expenses	10,104,725	8,868,020	40,571,310	36,662,363

Income from operations	7,212,549	6,305,000	25,394,557	20,860,301

Other income:
Interest income, net	297,017	454,438	958,735	1,327,691
Other, net	(27,616)	110,416	301,835	535,346
Total other income	269,401	564,854	1,260,570	1,863,037

Income before provision for income taxes	7,481,950	6,869,854	26,655,127	22,723,338

Provision for income taxes	2,597,182	2,459,872	9,328,053	7,604,546

Net income	$4,884,768	$4,409,982	$17,327,074	$15,118,792

Net income per common share:
Basic	$0.21	$0.18	$0.74	$0.63
Diluted	$0.21	$0.18	$0.73	$0.62

Weighted average number of common shares outstanding:
Basic	23,333,025	24,162,552	23,446,990	24,175,567
Diluted	23,542,120	24,386,821	23,627,969	24,396,653

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net income	$17,327,074	$15,118,792
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	503,277	435,034
Share based compensation	1,089,889	1,237,893
Deferred income taxes	313,094	(536,014)
Bad debt expense	48,656	16,508
(Increase) decrease in operating assets
and increase (decrease) in liabilities:
Accounts receivable	(549,255)	564,267
Inventories - finished goods	(1,745,221)	(4,025,946)
Prepaid income taxes	(4,000,000)	(213,750)
Prepaid expenses and other current assets	30,283	168,905
Accounts payable	119,499	(3,199,167)
Income taxes payable	2,500,771	(229,321)
Accrued expenses and other current liabilities	146,009	525,795
Net cash provided by operating activities	15,784,076	9,862,996

Cash flows from investing activities:
Net change in investments	(1,620,000)	(5,735,000)
Purchases of property and equipment	(1,747,889)	(352,036)
Purchase of intangible asset	(485,000)	-
Net cash used in investing activities	(3,852,889)	(6,087,036)

Cash flows from financing activities:
Purchases of treasury stock	(6,776,696)	(4,868,492)
Proceeds from the exercise of stock options	1,535,035	2,648,703
Tax benefit related to stock options exercised	233,188	267,631
Net cash used in financing activities	(5,008,473)	(1,952,158)

Net increase in cash and cash equivalents	6,922,714	1,823,802
Cash and cash equivalents, at beginning of period	20,267,829	316,470

Cash and cash equivalents, at end of period	$27,190,543	$2,140,272

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$10,281,000	$8,316,000

Retirement of treasury stock	$6,810,973	$4,689,140

Property and equipment purchases in accounts payable	$1,801,026	$-

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

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at December 31, 2008 and the Statements of Income for the three and nine months ended December 31, 2008 and 2007 and Statements of Cash Flows for the nine months ended December 31, 2008 and 2007.  The results of operations for the three and nine months ended December 31, 2008 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2009.  These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2008.  The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries.  All significant intercompany transactions have been eliminated upon consolidation.

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

Note 2:  Net Income Per Share

In accordance with the provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” basic net income per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted net income per common share includes the dilutive effect of potential stock options exercised, restricted stock, and the effects of the potential conversion of preferred shares, calculated using the treasury stock method.  Outstanding stock options, restricted stock and convertible preferred shares issued by the Company represent the only dilutive effect reflected in diluted weighted average shares outstanding.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per common share computations for the periods presented:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Net income (numerator):

Net income	$4,884,768	$4,409,982	$17,327,074	$15,118,792

Shares (denominator):

Weighted average number of common shares
outstanding used in basic computation	23,333,025	24,162,552	23,446,990	24,175,567
Common shares issuable upon exercise
of stock options and restricted stock	198,970	214,144	170,854	210,961
Common shares issuable upon conversion
of preferred shares	10,125	10,125	10,125	10,125
Shares used in diluted computation	23,542,120	24,386,821	23,627,969	24,396,653

Net income per common share:

Basic	$0.21	$0.18	$0.74	$0.63
Diluted	$0.21	$0.18	$0.73	$0.62

For the three and nine months ended December 31, 2008 and 2007, all common stock options were included in the diluted net income per share computation as their exercise prices were less than the average market price of the common shares for the period.

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

As a result of the adoption of SFAS No. 123R, the Company’s net income for the three months ended December 31, 2008 and 2007 includes approximately $61,000 and $197,000 of stock option compensation expense, respectively, and for the nine months ended December 31, 2008 and 2007 includes approximately $182,000 and $592,000 of stock option compensation expense, respectively.  As of December 31, 2008 and 2007, there was approximately $85,000 and $465,000, respectively, of unrecognized compensation expense related to stock option awards, which will be fully expensed by the end of Fiscal 2010.  Cash received from stock options exercised for the three months ended December 31, 2008 and 2007 was $304,000 and $63,000, respectively, and for the nine months ended December 31, 2008 and 2007 was $1,535,000 and $2,649,000, respectively.  The income tax benefits from stock options exercised totaled approximately $233,000 and $268,000 for the nine months ended December 31, 2008 and 2007, respectively.

The PetMed Express, Inc. 1998 Stock Option Plan (the “Plan”), provided for the issuance of qualified options to officers and key employees, and nonqualified options to directors, consultants, and other service providers, to purchase the Company’s common stock.  The Company had reserved 5,000,000 shares of common stock for issuance under the Plan.  The exercise prices of options issued under the Plan had to be equal to or greater than the market price of the Company's common stock as of the date of issuance.  The Company had 195,249 and 389,827 options outstanding under the Plan at December 31, 2008 and 2007, respectively.  Options generally vested ratably over a three-year period commencing on the first anniversary of the grant with respect to options granted to employees/directors under the Plan.  No options have been issued since May 2005.  The 1998 Plan expired on July 31, 2008.

On July 28, 2006, the Company received shareholder approval for the adoption of the 2006 Employee Equity Compensation Restricted Stock Plan (the “Employee Plan”) and the 2006 Outside Director Equity Compensation Restricted Stock Plan (the “Director Plan”).  The purpose of the plans is to promote the interests of the Company by securing and retaining both employees and outside directors.  The Company has reserved 1,000,000 shares of common stock for issuance under the Employee Plan.  The Company has reserved 200,000 shares of common stock for issuance under the Director Plan.  The value of the restricted stock is determined based on the market value of the stock at the issuance date.  The restriction period or forfeiture period is determined by the Company’s Board and is to be no less than 1 year and no more than ten years.  The Company did not issue any shares of restricted stock during the quarter.  The Company had 255,025 restricted common shares issued under the Employee Plan and 68,000 restricted common shares issued under the Director Plan at December 31, 2008, all shares of which were issued subject to a restriction or forfeiture period which will lapse ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period.  For the three months ended December 31, 2008 and 2007, the Company recognized $349,000 and $248,000, respectively, and for nine months ended December 31, 2008 and 2007, the Company recognized $907,000 and $646,000, respectively, of restricted stock compensation expense related to the Employee and Director Plans respectively.

Note 4:  Investments

The Company’s investment portfolio includes auction rate securities (“ARS”), which are investments with contractual maturities generally between 20 to 30 years, in the form of municipal bonds and preferred stock, whose interest rates are reset, typically every seven to thirty-five days, through an auction process.  At the end of each reset period, investors can sell or continue to hold the securities at par.  Beginning in February 2008, auctions failed for the ARS held because sell orders exceeded buy orders.  These failures are not believed to be a credit issue, but rather are caused by a lack of liquidity.  The funds associated with these failed auctions may not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.  These securities with failed auctions have been reclassified as long-term assets in the Condensed Consolidated Balance Sheet due to the fact that they were not currently trading at such date and conditions in the general markets created uncertainty as to when successful auctions would be reestablished. These auction rate securities are recorded at estimated fair value and have variable interest rates that are recorded as interest income.

The investment balances consist of ARS and variable rate demand notes (“VRDN”) investments.  The fair value of investments is determined based on quoted market prices at the reporting date for those instruments.  In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, temporary investments are accounted for as trading securities.  Trading securities, including VRDN securities, are securities that are bought and held principally for the purpose of selling in the near term.  In Fiscal 2008, the Company reclassified the majority of its ARS from temporary investments to long term investments due to the widespread auction failures occurring in February 2008, as it is unknown if the Company will be able to liquidate these securities within one year.  Long term investments are classified as available-for-sale, with any changes in fair value to be reflected in other comprehensive income.  The Company did not recognize any changes in fair value in its long term investments during fiscal 2008 or in the first nine months of fiscal 2009.  The Company has changed its investment policy and is currently trying to liquidate all ARS and is holding all excess cash in a money market account and other short term investments.

The following is a summary of our investments:

	December 31,	March 31,
	2008	2008

Temporary investments	$16,490,000	$4,780,000

Long term investments	14,650,000	24,740,000

Total investments	$31,140,000	$29,520,000

The Company has $14,650,000 in ARS, which were classified as long term investments in the Company’s financial statements, as of December 31, 2008.  Despite the long-term contractual maturities of the underlying debt of the ARS held at December 31, 2008, the Company intends to liquidate all of these securities whenever possible.

The Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FAS 157 was adopted by the Company, as required, for fiscal years beginning after November 15, 2007 and for the interim period reporting therein. Although the adoption of FAS 157 did not materially impact the Company’s financial condition, results of operation, or cash flows, the Company is providing additional disclosures.  FAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are: Level I - fair value as measured based on observable inputs such as quoted prices in active markets for identical assets or liabilities; Level II - fair value as measured based on observable inputs such as quoted prices in active markets for similar assets or liabilities, and inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level III - fair value as measured based on unobservable inputs in which little or no market data exists, thereby requiring an entity to develop its own fair value assumptions.

Included in investments at December 31, 2008 were VRDN investments with a par value of $16,490,000 and ARS with a par value of $14,650,000.  Due to recent events in the credit markets, the auction events for some of the ARS the Company held failed when the ARS market first froze in February 2008 and have continued to fail through December 31, 2008.  The ARS held by the Company at December 31, 2008 were collateralized by preferred securities in closed-ended tax-exempt mutual funds totaling $14,650,000.  The Company’s ARS investments are not mortgage-backed based but are municipal-based, and the securities underlying the ARS are currently rated AAA, the highest rating available by a rating agency.  As of December 31, 2008, the Company continued to earn interest on its entire ARS portfolio based on contractually required “auction failure” rates, which are either variable based on short-term municipal bond or other market indices, or fixed based on issuer contract penalty rates, and result in the Company earning a higher interest as a form of compensation for the lack of liquidity. The Company estimated fair value for its ARS portfolio by considering the collateralization of the underlying security investments, the creditworthiness of the issuer, the interest rates on the investments, any guarantee or insurance underlying the issuance, and any liquidity expectation or experience through redemption or successful auctions. Any future fluctuation in fair value related to ARS the Company deems to be temporary, including the recovery of any write-downs, would be recorded in accumulated other comprehensive income. If the Company determines that any impairment is other than temporary, the Company will be required to incur a charge to earnings in the period that the determination is made.  All VRDN investments are considered Level I and all ARS are considered Level III for purposes of FAS 157.  All VRDN investments were disposed of at par value of $16,490,000, plus interest, as of January 31, 2009.

The Company did not recognize any impairment on investments during fiscal 2008 or in the first nine months of fiscal 2009, as it does not believe that the underlying credit quality of the assets has been impacted by the reduced liquidity of these investments.  However, it could take until the final maturity or issuer refinancing of the underlying debt for the Company to realize the recorded value of its investments in these securities. If the issuers of the Company’s ARS are unable to successfully close future auctions or redeem or refinance the securities and their credit ratings deteriorate, the Company may in the future be required to record an impairment charge on these investments, and may need to sell these securities on a secondary market.

Note 5: Intangible Asset

In October 2008 the Company paid $485,000 for expenses related to acquiring the internet domain name, www.petmed.com.  In accordance with the Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the intangible assets are not being amortized, and is subject to an annual review for impairment.

Note 6:  Commitments and Contingencies

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

Note 7:  Subsequent Event

Subsequent to December 31, 2008, the Company repurchased 180,617 shares of its common stock for approximately $2,658,000.  The Company still has approximately $18,965,000 remaining in its repurchase plan.

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

The Company markets its products through national television, online, and direct mail/print advertising campaigns which direct consumers to order by phone or on the Internet, and aim to increase the recognition of the “1-800-PetMeds” brand name.  The Company’s sales consist of products sold mainly to retail consumers and minimally to wholesale customers.  Typically, the Company’s customers pay by credit card or check at the time the order is shipped.  The Company’s sales returns average was approximately 1.4% for the quarters ended December 31, 2008 and 2007.  The three-month average retail purchase was approximately $78 per order for the quarter ended December 31, 2008, compared to $76 per order for the quarter ended December 31, 2007.  The nine-month average retail purchase was approximately $82 per order for the nine months ended December 31, 2008, compared to $80 per order for the nine months ended December 31, 2007.

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

The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days.  Credit card sales minimize accounts receivable balances relative to sales.  The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks.  The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends.  At December 31, 2008 and 2007 the allowance for doubtful accounts was approximately $42,000 and $16,000, respectively.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method.  The Company writes down its inventory for estimated obsolescence.  At December 31, 2008 and 2007, the inventory reserve was approximately $149,000 and $152,000, respectively.

Advertising

The Company's advertising expenses consist primarily of television advertising, internet marketing, and direct mail/print advertising.  Television costs are expensed as the advertisements are televised.  Internet costs are expensed in the month incurred and direct mail/print costs are expensed when the related catalog, brochures, and postcards are produced, distributed, or superseded.

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

Results of Operations

The following should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein.  The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.1	59.4	61.5	61.1

Gross profit	39.9	40.6	38.5	38.9

Operating expenses:
General and administrative	11.6	12.1	9.6	10.5
Advertising	11.3	11.2	13.8	14.0
Depreciation and amortization	0.4	0.4	0.3	0.3
Total operating expenses	23.3	23.7	23.7	24.8

Income from operations	16.6	16.9	14.8	14.1

Other income	0.6	1.5	0.7	1.2

Income before provision for income taxes	17.2	18.4	15.5	15.3

Provision for income taxes	5.9	6.6	5.4	5.1

Net income	11.3%	11.8%	10.1%	10.2%

Three Months Ended December 31, 2008 Compared With Three Months Ended December 31, 2007, and Nine Months Ended December 31, 2008 Compared With Nine Months Ended December 31, 2007

Sales

Sales increased by approximately $6,057,000, or 16.2%, to approximately $43,406,000 for the quarter ended December 31, 2008, from approximately $37,349,000 for the quarter ended December 31, 2007.  For the nine months ended December 31, 2008, sales increased by approximately $23,429,000, or 15.8%, to approximately $171,342,000 compared to sales of approximately $147,913,000 for the nine months ended December 31, 2007.

The increase in sales for the three and nine months ended December 31, 2008 can be attributed primarily to increased new order and reorder sales.  The Company has committed certain amounts specifically designated towards television, direct mail/print, and online advertising to stimulate sales, create brand awareness, and acquire new customers.  The Company acquired approximately 154,000 new customers for the quarter ended December 31, 2008, compared to approximately 127,000 new customers for the same period the prior year.  For the nine months ended December 31, 2008, the Company acquired approximately 660,000 new customers, compared to approximately 585,000 new customers for the same period the prior year.  The increase in new customers for the three and nine months ended December 31, 2008 can be directly related to an increase in advertising expenses.  The following chart illustrates sales by various sales classifications:

Three Months Ended December 31,
	2008	%	2007	%	$ Variance	% Variance

Reorder Sales	$32,160,000	74.1%	$28,352,000	75.9%	$3,808,000	13.4%
New Order Sales	$11,211,000	25.8%	$8,954,000	24.0%	$2,257,000	25.2%
Wholesale Sales	$35,000	0.1%	$43,000	0.1%	$(8,000)	-18.6%

Total Net Sales	$43,406,000	100.0%	$37,349,000	100.0%	$6,057,000	16.2%

Internet Sales	$28,584,000	65.9%	$24,416,000	65.4%	$4,168,000	17.1%
Contact Center Sales	$14,822,000	34.1%	$12,933,000	34.6%	$1,889,000	14.6%

Total Net Sales	$43,406,000	100.0%	$37,349,000	100.0%	$6,057,000	16.2%

Nine Months Ended December 31,
	2008	%	2007	%	$ Variance	% Variance

Reorder Sales	$119,618,000	69.8%	$103,353,000	69.9%	$16,265,000	15.7%
New Order Sales	$51,607,000	30.1%	$44,384,000	30.0%	$7,223,000	16.3%
Wholesale Sales	$117,000	0.1%	$176,000	0.1%	$(59,000)	-33.5%

Total Net Sales	$171,342,000	100.0%	$147,913,000	100.0%	$23,429,000	15.8%

Internet Sales	$111,302,000	65.0%	$95,996,000	64.9%	$15,306,000	15.9%
Contact Center Sales	$60,040,000	35.0%	$51,917,000	35.1%	$8,123,000	15.6%

Total Net Sales	$171,342,000	100.0%	$147,913,000	100.0%	$23,429,000	15.8%

The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm and flea and tick medications.  For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2008, the Company’s sales were approximately 31%, 27%, 20%, and 22%, respectively.

Cost of sales

Cost of sales increased by approximately $3,913,000, or 17.6%, to approximately $26,089,000 for the quarter ended December 31, 2008, from approximately $22,176,000 for the quarter ended December 31, 2007.  For the nine months ended December 31, 2008, cost of sales increased by approximately $14,985,000, or 16.6%, to approximately $105,376,000 compared to cost of sales of approximately $90,391,000 for the nine months ended December 31, 2007.  The increase in cost of sales for the three and nine months ended December 31, 2008 is directly related to the increase in sales.  As a percent of sales, the cost of sales was 60.1% and 59.4% for the three months ended December 31, 2008 and 2007, respectively, and for the nine months ended December 31, 2008 and 2007, the cost of sales was 61.5% and 61.1%, respectively.  The percentage increase for the three and nine months ended December 31, 2008 can be attributed to increases in our product costs, offset by a reduction in freight expenses due to a shift from priority to standard shipping.

Gross profit

Gross profit increased by approximately $2,144,000, or 14.1%, to approximately $17,317,000 for the quarter ended December 31, 2008, from approximately $15,173,000 for the quarter ended December 31, 2007.  For the nine months ended December 31, 2008, gross profit increased by approximately $8,443,000, or 14.7%, to approximately $65,966,000 compared to gross profit of approximately $57,523,000 for the nine months ended December 31, 2007.  Gross profit as a percentage of sales was 39.9% and 40.6% for the three months ended December 31, 2008 and 2007, respectively, and for the nine months ended December 31, 2008 and 2007, gross profit as a percentage of sales was 38.5% and 38.9%, respectively.  The percentage decrease for the three and nine months ended December 31, 2008 can be attributed to increases in our product costs, offset by a reduction in freight expenses due to a shift from priority to standard shipping.

General and administrative expenses

General and administrative expenses increased by approximately $477,000, or 10.5%, to approximately $5,019,000 for the quarter ended December 31, 2008, from approximately $4,543,000 for the quarter ended December 31, 2007.  For the nine months ended December 31, 2008, general and administrative expenses increased by approximately $946,000, or 6.1%, to approximately $16,448,000 compared to general and administrative expenses of approximately $15,502,000 for the nine months ended December 31, 2007.  The increase in general and administrative expenses for the three months ended December 31, 2008 was primarily due to the following: a $216,000 increase to payroll expenses which can be attributed to the addition of new employees in the customer care and pharmacy departments enabling the Company to sustain its growth, offset by a reduction in stock based compensation; a $173,000 increase to professional fees, with the majority of the increase relating to legal and pharmacy fees; a $111,000 increase to bank service and credit card fees which can be directly attributed to increased sales in the quarter; a $64,000 increase to property expenses which can be directly attributed to increased rent related to the 15,000 square feet warehouse and pharmacy expansion; and a $33,000 net increase in other expenses, which includes telephone expenses, bad debt expenses, insurance expenses, travel expenses, and license expenses.  Offsetting the increase was a $120,000 reduction in office expenses in the quarter ended December 31, 2008, a portion of which was due to a change in our shipping policy, a shift from priority to standard shipping, enacted in Fiscal 2009.  Shipping expenses formerly chargeable as general and administrative expenses are now qualified as cost of sales.

The increase in general and administrative expenses for the nine months ended December 31, 2008 was primarily due to the following: a $607,000 increase to payroll expenses which can be attributed to the addition of new employees in the customer care and pharmacy departments enabling the Company to sustain its growth, offset by a reduction in stock based compensation; a $473,000 increase to bank service and credit card fees which can be directly attributed to increased sales in the period; a $401,000 increase to professional fees, with the majority of the increase relating to legal and pharmacy fees; a $127,000 increase in property expenses which can be directly attributed to increased rent related to the 15,000 square feet warehouse and pharmacy expansion; and a $91,000 net increase in other expenses, which includes telephone expenses, bad debt expenses, insurance expenses, travel expenses, and license expenses.  Offsetting the increase was a $386,000 one-time sales/county sales tax charge which was booked in the nine months ended December 31, 2007, relating to state/county sales tax which was not collected on behalf of our customers; and a $367,000 reduction in office expenses in the nine months ended December 31, 2008, a portion of which was due to a change in our shipping policy, a shift from priority to standard shipping, enacted in Fiscal 2009.  Shipping expenses formerly chargeable as general and administrative expenses are now qualified as cost of sales.

Advertising expenses

Advertising expenses increased by approximately $730,000, or 17.5%, to approximately $4,900,000 for the quarter ended December 31, 2008, from approximately $4,170,000 for the quarter ended December 31, 2007.  For the nine months ended December 31, 2008, advertising expenses increased by approximately $2,895,000, or 14.0%, to approximately $23,620,000 compared to advertising expenses of approximately $20,725,000 for the nine months ended December 31, 2007.  The increases in advertising expenses for the three and nine months ended December 31, 2008 were due to the Company’s plan to commit certain amounts specifically designated towards television, direct mail/print, and online advertising to stimulate sales, create brand awareness, and acquire new customers.  The advertising cost of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $32 for the quarter ended December 31, 2008 and $33 for the quarter ended December 31, 2007, and for the nine months ended December 31, 2008, the advertising cost of acquiring a new customer was $36 compared to $35 for the same period the prior year.  Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, increased advertising spending, and price competition from veterinarians and other retailers of pet medications.  Historically, the advertising environment fluctuates due to supply and demand.  A more favorable advertising environment may positively impact future new order sales, whereas a less favorable advertising environment may negatively impact future new order sales.  As a percentage of sales, advertising expense was 11.3% and 11.2% for the three months ended December 31, 2008 and 2007, respectively, and 13.8% and 14.0% for the nine months ended December 31, 2008 and 2007, respectively.  The Company currently anticipates advertising as a percentage of sales to range from approximately 13.0% to 14.0% for fiscal 2009.  However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.  For the fiscal year ended March 31, 2008, quarterly advertising expenses as a percentage of sales ranged between 11% and 16%.

Depreciation and amortization expenses

Depreciation and amortization expenses increased by approximately $31,000, or 19.5%, to approximately $186,000 for the quarter ended December 31, 2008, from approximately $155,000 for the quarter ended December 31, 2007.  Depreciation and amortization expenses increased by approximately $68,000, or 15.7%, to approximately $503,000 for the nine months ended December 31, 2008, from approximately $435,000 for the nine months ended December 31, 2007.  This increase to depreciation and amortization expense for the three and nine months ended December 31, 2008 can be attributed to new property and equipment additions in fiscal 2009.

Other income

Other income decreased by approximately $296,000 to approximately $269,000 for the quarter ended December 31, 2008, from approximately $565,000 for the quarter ended December 31, 2007.  For the nine months ended December 31, 2008, other income decreased by approximately $602,000 to approximately $1,261,000 compared to other income of approximately $1,863,000 for the nine months ended December 31, 2007.  The decreases to other income for the three and nine months ended December 31, 2008 can be primarily attributed to decreased interest income due to a reduction in interest rates.  The decreases can also be attributed to a reduction in advertising revenue generated from our website.  Also, during the quarter ended December 31, 2008, the Company booked a charge of $231,000 of interest and penalties due to a late payment of federal income taxes.  Interest income may decrease in the future due to a reduction in interest rates and also as the Company utilizes its cash balances on its share repurchase plan, with approximately $18,965,000 remaining as of January 31, 2009, or on its operating activities.

Provision for income taxes

For the quarters ended December 31, 2008 and 2007,  the Company recorded an income tax provision  for approximately $2,597,000 and $2,460,000, respectively, and for the nine months ended December 31, 2008 and 2007, the Company recorded an income tax provision of approximately $9,328,000 and $7,605,000, respectively.  The effective tax rate for the quarters ended December 31, 2008 and 2007 were 34.7% and 35.8%, respectively. The effective tax rate decrease can be attributed to a tax benefit due to the disqualifying disposition of stock options in the quarter.  The income tax provision for the nine months ended December 31, 2007 included a tax benefit of approximately $308,000 which related to an income tax over-accrual for the fiscal year ended March 31, 2007.  During the first quarter of fiscal 2008, it was determined that the Company was no longer a full taxpayer in the state of Florida, due to the fact that it established nexus in another state.  These events resulted in an effective tax rate of 35.0% and 33.5% for the nine months ended December 31, 2008 and 2007, respectively.  The Company estimates its effective tax rate to be approximately 35.0% to 36.0% in fiscal 2009.

Liquidity and Capital Resources

The Company’s working capital at December 31, 2008 and March 31, 2008 was $59,085,000 and $38,804,000, respectively.  The $20,281,000 increase in working capital was primarily attributable to redemptions of long-term investments, cash flow generated from operations, interest income earned on investments, and the exercise of stock options, offset by the repurchase of shares pursuant to the Company’s stock buy back plan.  Net cash provided by operating activities was $15,784,000 and $9,863,000 for the nine months ended December 31, 2008 and 2007, respectively.  Net cash used in investing activities was $3,853,000 and $6,087,000 for the nine months ended December 31, 2008 and 2007, respectively.  This change can be attributed to an increased amount of property and equipment purchases, the redemption of short and long term investments, and the acquisition of a $485,000 intangible asset in the nine months.  Net cash used in financing activities was $5,008,000 for the nine months ended December 31, 2008, compared to cash used in financing activities of $1,952,000 for the same period in the prior year.  This change was primarily due to the Company repurchasing 518,000 shares of its common stock for approximately $6,777,000 during the nine months ended December 31, 2008, compared to the Company repurchasing 370,000 shares of its common stock for approximately $4,869,000 during the nine months ended December 31, 2007, offset by the exercise of approximately 177,000 shares of stock options for approximately $1,535,000, compared to approximately 276,000 shares of stock options exercised for approximately $2,649,000 in the prior year.  As of December 31, 2008 the Company had approximately $21,623,000 remaining under the Company’s stock buy back plan.  Based on future market conditions the Company may utilize its cash balance on the remaining balance of its current share repurchase plan.

The Company had $14,650,000 invested in auction rate securities (“ARS”) which were classified as long term investments in our financial statements as of December 31, 2008.  Our ARS investments are not mortgage-backed based but are municipal-based, and banks are still valuing the bonds at 100% of par.  The securities underlying the ARS are currently rated AAA, the highest rating available by a rating agency.  We currently believe the market values of our ARS are not impaired.  However, it could take until the final maturity or issuer refinancing of the underlying debt for us to realize the recorded value of our investments in these securities. If the issuers of our ARS are unable to successfully close future auctions or redeem or refinance the securities and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments, and may need to sell these securities on a secondary market.  Although we believe we will be able to liquidate our investments in these securities without any significant loss, the timing and financial impact of such an outcome is uncertain.  Based on our expected cash expenditures, our cash and cash equivalents balance, and other potential sources of cash, we do not anticipate that the potential lack of liquidity of these investments in the near term will adversely affect our ability to execute our current business plan.

As of December 31, 2008 the Company had no outstanding lease commitments except for the lease of its 65,000 square foot executive offices and warehouse.  The Company expects to allocate capital funds for new property leasehold and equipment additions during fiscal 2009 to address growth needs for the next five years.  The Company has estimated approximately $500,000 for capital expenditures for the remainder of fiscal 2009, which will be funded through cash from operations, the majority of which will be used for the Company’s planned warehouse and call center expansion, warehouse automation, and upgrades to our servers to further the Company’s growth.  The Company’s source of working capital includes cash from operations and the exercise of stock options.  The Company presently has no need for other alternative sources of working capital, and has no commitments or plans to obtain additional capital.  For the nine months ended December 31, 2008, the Company did not engage in any off-balance sheet transactions.

Cautionary Statement Regarding Forward-Looking Information

Certain information in this Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  You can identify these forward-looking statements by the words "believes," "intends," "expects," "may," "will," "should," "plans," "projects," "contemplates," "budgets," "predicts," "estimates," "anticipates," or similar expressions.  These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us.  Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions.  Actual future results may differ significantly from the results discussed in the forward-looking statements.  A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report.   When used in this quarterly report on Form 10-Q, "PetMed Express," "1-800-PetMeds," "PetMed," “PetMeds,” "1-888-PetMeds," "the Company,"  "we," "our," and "us" refers to PetMed Express, Inc. and our subsidiaries.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices.  Our financial instruments include cash and cash equivalents, short and long term investments, accounts receivable, and accounts payable.  The book values of cash equivalents, short term investments, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments.  Interest rates affect our return on excess cash and short and long term investments.  As of December 31, 2008, we had $27,191,000 in cash and cash equivalents, and $16,490,000 in short term and $14,650,000 in long term investments.  A majority of our cash and cash equivalents, and investments, generate interest income based on prevailing interest rates.

A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments.  It would also impact the market value of our temporary investments.  Our investments are subject to market risk, primarily interest rate, liquidity, and credit risk.  Recent credit market instability and general instability in the financial services sector have increased the risk that access to funds in traditional temporary investment vehicles may become temporarily unavailable for purchase, temporarily illiquid, or subject to losses in net asset value.  We are watching developments in these markets carefully, and to the extent practical, we continue to seek temporary investments that we believe will preserve capital and meet our liquidity needs.  However, given the financial conditions mentioned above, we can make no assurances our objectives will be met.

We hold investments in ARS collateralized by preferred securities in closed-ended tax-exempt mutual funds.  Liquidity for these securities was normally dependent on an auction process that resets the applicable interest rate at pre-determined intervals, ranging from seven to thirty-five days.  Beginning in February 2008, the auctions for the ARS held by us and others were unsuccessful, requiring us to hold them beyond their typical auction reset dates.  Auctions fail when there is insufficient demand.  However, this does not represent a default by the issuer of the security.  Upon an auction’s failure, the interest rates reset based on a formula contained in the security.  The securities will continue to accrue interest and be auctioned until one of the following occurs: the auction succeeds; the issuer calls the securities; or the securities mature.

When these securities were purchased they were classified as current assets in the Condensed Consolidated Balance Sheet which we believed was appropriate based on the circumstances and level of information we had at that time.  These securities have been subject to failed auctions. These failures in the auction process have affected our ability to access these funds in the near term.   We intend to reduce our remaining holdings as soon as practicable, but currently believe it is unlikely that we will be able to liquidate all of our holdings over the next twelve months.  Accordingly, at December 31, 2008, all ARS are classified as non-current assets held for sale under the heading “Long-term investments” in our Consolidated Condensed Balance Sheets.

Our investments are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors.  Such guidelines include security type, credit quality, and maturity and are intended to limit market risk by restricting our investments to high-quality debt instruments with both short and long term maturities.  We do not hold any derivative financial instruments that could expose us to significant market risk.  At December 31, 2008, we had no debt obligations.

ITEM 4.   CONTROLS AND PROCEDURES.

The Company’s management, including our Chief (principal) Executive Officer and Chief (principal) Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended December 31, 2008, the end of the period covered by this report (the "Evaluation Date").  Based upon that evaluation, our Chief (principal) Executive Officer and Chief (principal) Financial Officer have concluded that our disclosure controls and procedures are designed to provide reasonable assurances of achieving their objectives and were effective at the reasonable assurance level for which they were designed such that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act: (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  There have been no significant changes made in our internal controls over financial reporting or in other factors that could significantly affect, or are reasonably likely to materially affect, our internal controls over financial reporting during the period covered by this report.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not make any sales of unregistered securities during the first, second, or third quarters of Fiscal 2009.

Issuer Purchases of Equity Securities

This table provides information with respect to purchases by the Company of shares of common stock during the three months ended December 31, 2008:

Month / Year	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)

October 2008 (October 1, 2008 to October 31, 2008)	256,624	$13.26	256,624	$22,804,985

November 2008 (November 1, 2008 to November 30, 2008)	-	-	-	22,804,985

December 2008 (December 1, 2008 to December 31, 2008)	78,959	$14.97	78,959	$21,622,583

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

Since the inception of the share repurchase plan, approximately 1,651,000 shares have been repurchased under the plan and approximately $18,965,000 remains available for repurchase, as of January 31, 2009.

Item 3.     Defaults Upon Senior Securities.

None

Item 4.     Submission of Matters to a Vote of Security Holders.

None

Item 5.     Other Information.

None

Item 6.     Exhibits .

The following exhibits are filed as part of this report.

31.1

Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2008, Commission File No. 000-28827).

31.2

Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2008, Commission File No. 000-28827).

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2008, Commission File No. 000-28827).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.
(The “Registrant”)

Date: February 2, 2009

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

DECEMBER 31, 2008

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