Form 10-K
period 2009-03-31
PETMED EXPRESS INC
filed 2009-06-01
CIK 1040130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of September 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $363,284,000 based on the closing sales price of the registrant’s Common Stock on that date, as reported on the NASDAQ Global Select Market.

The number of shares of the registrant’s Common Stock outstanding as of June 1, 2009 was 22,722,803.

DOCUMENTS INCORPORATED BY REFERENCE

Information to be set forth in our Proxy Statement relating to our 2009 Annual Meeting of Stockholders to be held on July 31, 2009 is incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this report.

PETMED EXPRESS, INC.

2009 Annual Report on Form 10-K

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

When used in this Annual Report on Form 10-K, "PetMed Express," "1-800-PetMeds," “PetMeds,” "PetMed," “PetMeds.com,” "PetMed Express.com," "the Company,"  "we," "our," and "us" refer to PetMed Express, Inc. and our subsidiaries.

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

The Company markets its products through national television, online, and direct mail/print advertising campaigns, which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases.  Our fiscal year end is March 31, our executive offices are located at 1441 S.W. 29th Avenue, Pompano Beach, Florida 33069, and our telephone number is (954) 979-5995.

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

1

Sales

The following table provides a breakdown of the percentage of our total sales by each category during the indicated periods:

	Year Ended March 31,
	2009	2008	2007
Non-prescription medications	68%	69%	70%
Prescription medications	31%	30%	29%
Shipping and handling charges and other	1%	1%	1%
Total	100%	100%	100%

We offer our products through three main sales channels: Internet through our website, telephone contact center through our toll-free number, and direct mail/print through 1-800-PetMeds catalogs, brochures, and postcards.  We have designed our catalogs and website to provide a convenient, cost-effective, and informative shopping experience that encourages consumers to purchase products important for a pet’s health and quality of life.  We believe that these multiple channels allow us to increase the visibility of our brand name and provide our customers with increased shopping flexibility and excellent service.

Internet

We seek to combine our product selection and pet health information with the shopping ease of the Internet to deliver a convenient and personalized shopping experience.  Our website offers health and nutritional product selections for dogs, cats, and horses, and relevant editorial and easily obtainable or retrievable resource information.  From our home page, customers can search our website for products and access resources on a variety of information on dogs, cats, and horses.  Customers can shop at our website by category, product line, or individual product.  We attracted approximately 16 million visitors to our website during fiscal 2009, approximately 12% of those visitors placed an order, and our website generated approximately 65% of our total sales for the same time period.

In February 2006, we began sponsorship of a website called "PetHealth101" which is located at www.PetHealth101.com.  In PetHealth101, pet owners have access to health information covering pets’ behavior and illnesses, and natural and pharmaceutical remedies specifically for a pet’s problems. PetHealth101 is continually updated with the latest research for pet owners.

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

Our Customers

Approximately 2,500,000 customers have purchased from us within the last two years.  We attracted approximately 802,000 and 710,000 new customers in fiscal 2009 and 2008, respectively.  Our customers are located throughout the United States, with approximately 50% of customers residing in California, Florida, Texas, New York, Pennsylvania, Virginia, Georgia, North Carolina, and New Jersey.  While our primary focus has been on retail customers, we have also sold various non-prescription medications wholesale to a variety of businesses, including pet stores, groomers, and traditional retailers in the United States.  For the fiscal year ended March 31, 2009, the majority of our sales were made to retail customers with less than 1% of our sales made to wholesale customers.  The average retail purchase was approximately $82 for fiscal 2009 compared to $80 for fiscal 2008.

Marketing

The goal of our marketing strategy is to build brand recognition, increase customer traffic, add new customers, build strong customer loyalty, maximize reorders, and develop incremental revenue opportunities.  We have an integrated marketing campaign that includes television advertising, direct mail/print and e-mail, and online marketing.

Television Advertising

Our television advertising is designed to build brand equity, create brand awareness, and generate initial purchases of products via the telephone and the Internet.  We have used :30 and :15 second television commercials to attract new customer orders.  Our television commercials typically focus on our ability to rapidly deliver to customers the same medications offered by veterinarians, but at reduced prices.  We generally purchase advertising on national cable channels to target our key demographic group – women, ages 30 to 65.  We believe that television advertising is particularly effective and instrumental in building brand awareness.  Our most current television commercial, airing nationally, speaks to pet owners about the savings and convenience of purchasing the same exact pet medications from 1-800-PetMeds, compared to purchasing the medications from a veterinarian.

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

Operations

Purchasing

We purchase our products from a variety of sources, including certain manufacturers, domestic distributors, and wholesalers.  We have multiple suppliers for each of our products to obtain the lowest cost.  There are currently three suppliers from whom we purchased approximately 50% of all products in fiscal 2009.  We purchase the majority of our health and nutritional supplements directly from manufacturers.  We believe having strong relationships with product manufacturers will ensure the availability of an adequate volume of products ordered by our customers, and will enable us to provide more and better product information.  Historically, substantially all the major manufacturers of prescription and non-prescription medications have declined to sell these products to direct marketing companies, such as our Company.  (See Risk Factors.)  Part of our growth strategy includes developing direct relationships with the leading pharmaceutical manufacturers of the more popular prescription and non-prescription medications.

Order Processing

We provide our customers with toll-free telephone access to our customer care representatives.  Our call center generally operates from 8:00 AM to 11:00 PM Monday through Thursday, 8:00 AM to 9:00 PM on Friday, 9:00 AM to 6:00 PM on Saturday, and 10:00 AM to 5:00 PM on Sunday, Eastern Time.  The process of customers purchasing products from 1-800-PetMeds consists of a few simple steps.  A customer first places a call to our toll-free telephone number or visits our website.  The following information is needed to process prescription orders: general pet information, prescription information, and the veterinarian’s name and phone number.  This information is entered into our computer system.  Then our pharmacists and pharmacy technicians verify all prescriptions.  The order process system checks for the verification for prescription medication orders and a valid payment method for all orders.  An invoice is generated and printed in our fulfillment center, where items are picked for shipping.  The product(s) in the customer’s order are then selected from the Company's inventory and shipped via United States Postal Service, United Parcel Service, or Federal Express.  Our customers enjoy the convenience of rapid home delivery, with approximately 75% of all orders being shipped within 24 hours of ordering.  Our website allows customers to easily browse and purchase substantially all of our products online.  Our website is designed to be fast, secure, and easy to use with order and shipping confirmations, and with online order tracking capabilities.

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

Customer Care and Support

We believe that a high level of customer care and support is critical in retaining and expanding our customer base.  Customer care representatives participate in ongoing training programs under the supervision of our training managers.  These training sessions include a variety of topics such as product knowledge, computer usage, customer service tips, and the relationship between our Company and veterinarians.  Our customer care representatives respond to customers’ e-mails and calls that are related to products, order status, prices, and shipping.  Our customer care representatives also respond to customers through our live web chat.  We believe our customer care representatives are a valuable source of feedback regarding customer satisfaction.  Our customer returns and credits average approximately 1.5 % of total sales.

Technology

We utilize integrated technologies in our call centers, e-commerce, order entry, and inventory control/fulfillment operations.  Our systems are custom configured by the Company to optimize our computer telephone integration and mail-order processing.  The systems are designed to maintain a large database of specialized information and process a large volume of orders efficiently and effectively.  Our systems provide our customer care representatives, and our customers on our website, with real time product availability information and updated customer information to enhance our customer care.  We also have an integrated direct connection for processing credit cards to ensure that a valid credit card number and authorization have been received at the same time our customer care representatives are on the phone with the customer or when a customer submits an order on our website.  Our information systems provide our customer care representatives with records of all prior contact with a customer, including the customer’s address, phone number, e-mail address, fax number, prescription information, order history, payment history, and notes.

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

•

Brand recognition;

•

Reliability and speed of delivery;

•

Personalized service and convenience;

•

Price; and

•

Quality of website content.

We compete with veterinarians for the sale of prescription and non-prescription pet medications and other health products.  Many pet owners may prefer the convenience of purchasing their pet medications or other health products at the time of a veterinarian visit, or may be hesitant to offend their veterinarian by not purchasing these products from the veterinarian.  In order to effectively compete with veterinarians, we must continue to educate pet owners about the service, convenience, and savings offered by our Company.

According to the American Pet Products Manufacturers Association, pet spending in the United States increased 5.3% to $43.4 billion in 2008.  Pet supplies and medications represented $10.3 billion, or 24% of the total spending on pets in the United States.  The pet medication market that we participate in is estimated to be approximately $3.6 billion, with veterinarians having the majority of the market share.  The dog and cat population is approximately 163 million, with approximately 63% of all households owning a pet.

We believe that the following are the main competitive strengths that differentiate 1-800-PetMeds from the competition:

•

“1-800-PetMeds” brand name;

•

Exceptional customer care and support;

•

Consumer benefit structure of savings and convenience; and

•

Licensed pharmacy to conduct business in 50 states.

Intellectual Property

We conduct our business under the trade name “1-800-PetMeds” and use a family of names all containing the term “PetMeds” in some form.  We believe this name, which is also our toll-free telephone number, and the “PetMeds” family of trademarks, have added significant value and are an important factor in the marketing of our products. We have also obtained the right to use and control the Internet addresses www.1800petmeds.com, www.1888petmeds.com, www.petmedexpress.com, www.petmed.com, and www.petmeds.com.  We do not expect to lose the ability to use the Internet addresses; however, there can be no assurance in this regard and the loss of these addresses may have a material adverse effect on our financial position and results of operations.  We are the exclusive owners of United States Trademark Registrations for “PetMed Express and Design®,” “1888PetMeds and Design®,” “1-800-PetMeds and Design®,” and “PetMeds®.”

Government Regulation

Dispensing prescription medications is governed at the state level by the Board of Pharmacy, or similar regulatory agencies, of each state where prescription medications are dispensed.  We are subject to regulation by the State of Florida and are licensed as a community pharmacy by the Florida Board of Pharmacy.  Our current license is valid until February 28, 2011 and prior to that date a renewal application will be submitted to the Board of Pharmacy.  Our pharmacy practice is also licensed and/or regulated by 49 other state pharmacy boards and, with respect to our products, by other regulatory authorities including, but not necessarily limited to, the United States Food and Drug Administration (“FDA”) and the United States Environmental Protection Agency.  As a licensed pharmacy in the State of Florida, we are subject to the Florida Pharmacy Act and regulations promulgated thereunder.  To the extent that we are unable to maintain our license as a community pharmacy with the Florida Board of Pharmacy, or if we do not maintain the licenses granted by other state pharmacy boards, or if we become subject to actions by the FDA, or other enforcement regulators, our distribution of prescription medications to pet owners could cease, which could have a material adverse effect on our financial condition and results of operations.

Employees

We currently have 248 full time employees, including: 143 in customer care and marketing; 34 in fulfillment and purchasing; 58 in our pharmacy; 4 in information technology; 4 in administrative positions; and 5 in management.  None of our employees are represented by a labor union, or governed by any collective bargaining agreements.  We consider relations with our employees to be satisfactory.

Available Information

We file annual, quarterly, and current reports, proxy statements, and other information with the Securities and Exchange Commission ("SEC").  Our SEC filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act are available to the public free of charge over the Internet at our website at www.1800petmeds.com or at the SEC's web site at www.sec.gov.  Our SEC filings will be available through our website as soon as reasonably practicable after we have electronically filed or furnished them to the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K.

You may also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 or on the Internet at www.sec.gov/info/edgar/prrrules.htm.  The Company’s Code of Business Conduct and Ethics and the charters for each of our committees of the Board of Directors may be found in our 2004 Proxy which was filed on June 30, 2004.  You may also obtain a copy of our Code of Business Conduct and Ethics and the charters for each of our committees of the Board of Directors free of charge by contacting investor relations at 1-800-738-6337.

ITEM 1A. RISK FACTORS

You should carefully consider the risks and uncertainties described below, and all the other information included in this Annual Report before you decide to invest in our common stock.  Any of the following risks could materially adversely affect our business, financial condition, or operating results and could result in a loss of your investment.

We may inadvertently fail to comply with various state regulations covering the dispensing of prescription pet medications which may subject us to reprimands, sanctions, probations, fines, suspensions, or the loss of one or more of our pharmacy licenses.

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

Our failure to properly manage our inventory may result in excessive inventory carrying costs, or inadequate supply of products, which could materially adversely affect our financial condition and results of operations.

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

Since we began our operations some veterinarians have resisted providing our customers with a copy of their pet’s prescription or authorizing the prescription to our pharmacy staff, thereby effectively preventing us from filling such prescriptions under state law.  We have also been informed by customers and consumers that veterinarians have tried to discourage pet owners from purchasing from internet mail-order pharmacies.  Sales of prescription medications represented approximately 31% of our sales for the fiscal year.  Although veterinarians in some states are required by law to provide a pet owner with a prescription if medically appropriate, if the number of veterinarians who refuse to authorize prescriptions should increase, or if veterinarians are successful in discouraging pet owners from purchasing from internet mail-order pharmacies, our sales could decrease and our financial condition and results of operations may be materially adversely affected.

Significant portions of our sales are made to residents of nine states.  If we should lose our pharmacy license in one or more of these states, our financial condition and results of operations would be materially adversely affected.

While we ship pet medications to customers in all 50 states, approximately 50% of our sales for the fiscal year ended March 31, 2009 were made to customers located in the states of California, Florida, Texas, New York, Pennsylvania, Virginia, Georgia, North Carolina, and New Jersey.  If for any reason our license to operate a pharmacy in one or more of those states should be suspended or revoked, or if it is not granted or renewed, our ability to sell prescription medications to residents of those states would cease and our financial condition and results of operations in future periods would be materially adversely affected.

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

Because we post product and pet health information and other content on our website, we face potential liability for negligence, copyright infringement, patent infringement, trademark infringement, defamation, and/or other claims based on the nature and content of the materials we post.  Various claims have been brought, and sometimes successfully prosecuted, against Internet content distributors.  We could be exposed to liability with respect to the unauthorized duplication of content or unauthorized use of other parties’ proprietary technology.

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

Our Internet addresses, www.1800petmeds.com,  www.1888petmeds.com, www.petmedexpress.com, www.petmed.com, and www.petmeds.com are critical to our brand recognition and our overall success.  If we are unable to protect these Internet addresses, our competitors could capitalize on our brand recognition.  We are aware of substantially similar Internet addresses used by competitors.  Governmental agencies and their designees generally regulate the acquisition and maintenance of Internet addresses.  The regulation of Internet addresses in the United States and in foreign countries has changed, and may undergo further change in the near future.  Furthermore, the relationship between regulations governing Internet addresses and laws protecting trademarks and similar proprietary rights is unclear.  Therefore, we may not be able to protect our own Internet addresses, or prevent third parties from acquiring Internet addresses that are confusingly similar to, infringe upon, or otherwise decrease the value of our Internet addresses.

Since all of our operations are housed in a single location, we are more susceptible to business interruption in the event of damage to or disruptions in our facility.

Our headquarters and distribution center are located in two buildings in South Florida, and all of our shipments of products to our customers are made from this sole distribution center.  We have no present plans to establish any additional distribution centers or offices.  Because we consolidate our operations in one location, we are more susceptible to power and equipment failures, and business interruptions in the event of fires, floods, and other natural disasters than if we had additional locations.  Furthermore, because we are located in South Florida, which is a hurricane-sensitive area, we are particularly susceptible to the risk of damage to, or total destruction of, our headquarters and distribution center and surrounding transportation infrastructure caused by a hurricane.  We cannot assure you that we are adequately insured to cover the amount of any losses relating to any of these potential events, business interruptions resulting from damage to or destruction of our headquarters and distribution center, or power and equipment failures relating to our call center or websites, or interruptions or disruptions to major transportation infrastructure, or other events that do not occur on our premises.  The occurrence of one or more of these events could adversely impact our ability to generate revenues in future periods.

A portion of our sales are seasonal and our operating results are difficult to predict and may fluctuate.

Because our operating results are difficult to predict, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.  The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm, and flea and tick medications.  For the quarters ended June 30, 2008, September 30, 2008, December 31, 2008, and March 31, 2009, Company sales were 31%, 27%, 20%, and 22%, respectively.  In addition to the seasonality of our sales, our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are out of our control.  Factors that may cause our operating results to fluctuate include:

•

Our ability to obtain new customers at a reasonable cost, retain existing customers, or encourage reorders;

•

Our ability to increase the number of visitors to our website, or our ability to convert visitors to our website into customers;

•

The mix of medications and other pet products sold by us;

•

Our ability to manage inventory levels or obtain an adequate supply of products;

•

Our ability to adequately maintain, upgrade, and develop our website, the systems that we use to process customers’ orders and payments, or our computer network;

•

Increased competition within our market niche;

•

Price competition;

•

Increases in the cost of advertising;

•

The amount and timing of operating costs and capital expenditures relating to expansion of our product line or operations; and

•

Disruption of our toll-free telephone service, technical difficulties, or systems and Internet outages or slowdowns.

Any change in one or more of these factors could materially adversely affect our financial condition and results of operations in future periods.

Our stock price fluctuates from time to time and may fall below expectations of securities analysts and investors, and could subject us to litigation, which may result in you suffering a loss on your investment.

The market price of our common stock may fluctuate significantly in response to a number of factors, many of which are out of our control.  These factors include: quarterly variations in operating results; changes in accounting treatments or principles; announcements by us or our competitors of new products and services offerings; significant contracts, acquisitions, or strategic relationships; additions or departures of key personnel; any future sales of our common stock or other securities; stock market price and volume fluctuations of publicly-traded companies; and general political, economic, and market conditions.

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

Our charter permits our Board of Directors to issue up to 5,000,000 shares of preferred stock without stockholder approval.  Currently there are 2,500 shares of our Convertible Preferred Stock issued and outstanding.  This leaves 4,997,500 shares of preferred stock available for issuance at the discretion of our Board of Directors.  These shares, if issued, could contain dividend, liquidation, conversion, voting, or other rights which could adversely affect the rights of our common stockholders and which could also be utilized, under some circumstances, as a method of discouraging, delaying, or preventing a change in control.  Provisions of our articles of incorporation, bylaws and Florida law could make it more difficult for a third party to acquire us, even if many of our stockholders believe it is in their best interest.

Our investments in auction rate securities are subject to risks which may adversely affect our liquidity.

At March 31, 2009, the Company had $14,650,000 (par) invested in auction rate securities (“ARS”) which were classified as long term investments in our financial statements as of March 31, 2009.  Our ARS investments are not mortgage-backed based but are municipal-based and the securities underlying the ARS are currently rated AAA, the highest rating available by a rating agency.  Our ARS consist of closed-end fund preferred ARS, whose interest rates are reset, typically every seven to twenty-eight days.  Liquidity for our ARS historically has been provided by an auction process which has allowed us the opportunity to sell the securities at each auction date, and for those securities not sold, resets the applicable interest rate every seven or twenty-eight days.  Although auctions had been successful for periods immediately subsequent to February 2008, recently auctions for our ARS have failed which therefore has eliminated our ability to sell these securities through the standard auction process. Currently there is no liquid market for these securities. There is no assurance that future auctions in our ARS will succeed.  An auction failure means that the parties wishing to sell their securities cannot be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate which may or may not correspond to market rates for other types of similar short-term instruments. Our securities for which auctions have failed will continue to accrue interest at the contractual rate and be subject to the auction process every seven or twenty-eight days until the auction succeeds, the issuer redeems the securities, or the security matures. As a result, our ability to liquidate our investment in these securities and use the cash proceeds in the near term may be limited.

The fair value of our ARS investments was determined based on quoted market prices at the reporting date for those instruments in fiscal 2008, and in fiscal 2009 the fair value was based upon a valuation assessment by an outside third party.  As of March 31, 2009, the Company held $14,650,000 (par) in ARS, which were classified as long term investments and the Company recorded an unrealized impairment loss of $219,750, in the fourth quarter of fiscal 2009, within accumulated other comprehensive income (loss), based upon an assessment of the fair value of these ARS.  The $219,750 impairment was recorded as temporary due to the fact that the Company has both the ability and intent to hold these securities until anticipated recovery or maturity.  However, it could take until the final maturity or issuer refinancing of the underlying debt for us to realize the recorded value of our investments in these securities.  If the issuers of our ARS are unable to successfully close future auctions or redeem or refinance the securities and their credit ratings deteriorate, we may in the future be required to record an additional impairment charge on these investments, or may need to sell these securities on a secondary market.  Although we believe we will be able to liquidate our investments in these securities without any significant loss, the timing and financial impact of such an outcome is uncertain.  Based on our expected cash expenditures, our cash and cash equivalents balance, and other potential sources of cash, we do not anticipate that the potential lack of liquidity of these investments in the near term will adversely affect our ability to execute our current business plan.

The United States Environmental Protection Agency (“EPA”) has issued an advisory regarding increased scrutiny of flea and tick control products for pets.  The Company’s sales and profits in future periods could be adversely impacted if sales for these products decline.

The EPA is intensifying its evaluation of spot-on pesticide products for flea and tick control due to recent increases in the number of reported adverse reactions in pets treated with these products, and has issued a an advisory.  In 2008 the EPA received 44,000 complaints about certain “spot-on” pest prevention products, including some flea and tick control products that the Company currently sells.    The complaints reported adverse reactions ranging from mild effects such as skin irritations to more serious effects such as seizures and, in some cases, death of the pet.  While, the EPA has stated that its main objective with the advisory is to simply advise consumers and pet owners to exercise caution when using these products, and to ensure that product instructions are followed carefully and correctly, there can be no assurances that this advisory will not adversely affect our future sales and profits.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our facilities, including our principal executive offices, are located at 1441 S.W. 29th Avenue and 2900 Gateway Drive, Pompano Beach, Florida 33069.  The Company leases its 50,000 square foot executive offices and warehouse facility and its 15,300 square foot customer service and pharmacy contact centers under a non-cancelable operating lease, through May 31, 2012.  The Company is responsible for certain maintenance costs, taxes, and insurance under this lease.  The future minimum annual lease payments are as follows: $702,000 for fiscal 2010, $723,000 for fiscal 2011, $745,000 for fiscal 2012, and $125,000 for fiscal 2013.

ITEM 3. LEGAL PROCEEDINGS

The Company has settled complaints that had been filed with various states’ pharmacy boards in the past.  There can be no assurances made that other states will not attempt to take similar actions against the Company in the future.  The Company initiates litigation to protect its trade or service marks.  There can be no assurance that the Company will be successful in protecting its trade or service marks.  Legal costs related to the above matters are expensed as incurred.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended March 31, 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $.001 per share, began trading publicly in 1997.  Our common stock is currently traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “PETS.”  The prices set forth below reflect the range of high and low closing sale prices per share in each of the quarters of fiscal 2009 and 2008 as reported by the NASDAQ.  These prices represent quotations among dealers without adjustments for retail mark-ups, markdowns, or commissions, and may not represent actual transactions.

Fiscal 2009:	High	Low
First Quarter	$14.00	$10.96
Second Quarter	$15.90	$12.21
Third Quarter	$19.00	$13.02
Fourth Quarter	$18.29	$13.26

Fiscal 2008:	High	Low
First Quarter	$13.60	$10.78
Second Quarter	$15.98	$12.88
Third Quarter	$15.07	$11.99
Fourth Quarter	$13.47	$10.45

There were 89 holders of record of our common stock at May 31, 2009, and we estimate there were approximately 12,000 beneficial stockholders on that date.

Dividend Policy

The Company has never paid cash dividends on its common stock.  We presently intend to retain future earnings to finance the expansion of our business.  Our future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition, and other relevant factors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 1998 Stock Option Plan, 2006 Employee Equity Compensation Restricted Stock Plan, and 2006 Outside Director Equity Compensation Restricted Stock Plan as of March 31, 2009:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities
	to be issued upon	Weighted average
	exercise of outstanding	exercise price of	Number of securities
	options, warrants	outstanding options,	remaining available
Plan category	and rights	warrants and rights	for future issuance

1998 Stock Option Plan (1)	147,914	$7.27	-

2006 Employee Restricted Stock Plan	247,609	-	752,391

2006 Director Restricted Stock Plan	68,000	-	132,000

Total	463,523		884,391

(1) The 1998 Stock Option Plan expired on July 31, 2008.

Share Repurchase Plan

On November 8, 2006, the Company announced that the Board of Directors authorized the repurchase of up to $20,000,000 of the Company’s common stock.  On October 31, 2008 the Company’s Board of Directors approved a second share repurchase program of up to $20,000,000.  This plan is intended to be implemented through purchases made from time to time in either the open market or through private transactions at the Company's discretion, subject to market conditions and other factors, in accordance with Securities and Exchange Commission requirements.

There can be no assurances as to the precise number of shares that will be repurchased under the share repurchase plan, and the Company may discontinue the share repurchase plan at any time subject to compliance with applicable regulatory requirements.  Shares purchased pursuant to the share repurchase plan will either be retired or held in the Company's treasury.  Any share repurchase would reduce our available cash.  During fiscal 2009 we repurchased approximately 1,347,000 shares of our outstanding common stock for approximately $18,448,000, averaging approximately $13.70 per share.  All shares repurchased in fiscal 2009 were subsequently retired.

The table below provides information with respect to purchases by the Company of shares of common stock during the three months ended March 31, 2009:

Month / Year	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program

January 2009 (January 1, 2009 to January 31, 2009)	180,617	$14.72	180,617	$18,964,580

February 2009 (February 1, 2009 to February 28, 2009)	541,228	$14.02	541,228	$11,378,394

March 2009 (March 1, 2009 to March 31, 2009)	106,700	$13.37	106,700	$9,951,739

Since the inception of the share repurchase plan, approximately 2,299,000 shares have been repurchased under the plan for approximately $30,048,000, and approximately $9,952,000 remains available for repurchase, as of June 1, 2009.

Performance Graph

Set forth below is a graph comparing the five year cumulative performance of our Common Stock with the Standard & Poor’s Composite-500 Stock Index (the “S&P 500”), the Nasdaq Composite, and the Russell 2000, from March 31, 2004 to March 31, 2009.  The graph assumes that $100 was invested on March 31, 2004 in each of our Common Stock, the S&P 500, the Nasdaq Composite, and the Russell 2000 and that all dividends were reinvested.  The performance graph and related information below shall not be deemed “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Performance graph data:

	Fiscal Year Ended March 31,
	2004	2005	2006	2007	2008	2009
Nasdaq Composite	100.00	100.25	117.33	121.43	114.29	76.65
S&P 500	100.00	104.83	114.98	126.16	117.45	70.85
Russell 2000	100.00	104.19	129.62	135.64	116.54	71.61
PetMed Express, Inc.	100.00	67.36	161.55	107.73	100.82	149.82

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and notes thereto, and other financial information included elsewhere in this Annual Report on Form 10-K.  The Consolidated Statements of Income data set forth below for the fiscal years ended March 31, 2009, 2008, and 2007 and the Consolidated Balance Sheet data as of March 31, 2009 and 2008 have been derived from our audited Consolidated Financial Statements which are included elsewhere in this Annual Report on Form 10-K.  The Consolidated Statements of Income data set forth below for the fiscal years ended March 31, 2006 and 2005 and the Consolidated Balance Sheet data as of March 31, 2007, 2006 and 2005 have been derived from our audited Consolidated Financial Statements which are not included in this Annual Report on Form 10-K.

STATEMENTS OF INCOME

	Fiscal Year Ended March 31,
	2009	2008	2007	2006	2005

Sales	$219,412,247	$188,336,469	$162,246,407	$137,583,155	$108,357,747
Cost of sales	134,084,680	114,122,433	97,680,238	83,244,366	64,700,002
Gross profit	85,327,567	74,214,036	64,566,169	54,338,789	43,657,745
Operating expenses	51,126,582	46,218,424	43,066,144	36,193,545	31,156,119
Net income	22,976,411	20,022,231	14,443,502	12,063,514	8,010,370
Net income per common share:
Basic	0.99	0.83	0.60	0.51	0.35
Diluted	0.98	0.82	0.60	0.50	0.34
Weighted average number of
common shares outstanding:
Basic	23,305,726	24,088,258	24,109,035	23,658,722	22,862,417
Diluted	23,482,177	24,299,364	24,270,879	24,211,955	23,833,189

BALANCE SHEET DATA

	March 31,
	2009	2008	2007	2006	2005

Working capital	$54,630,193	$38,803,828	$50,613,455	$34,968,771	$21,968,784
Total assets	81,962,939	73,454,647	61,218,487	42,624,159	28,119,483
Total liabilities	6,994,935	6,420,672	7,354,914	4,984,630	3,902,419
Shareholders' equity	74,968,004	67,033,975	53,863,573	37,639,529	24,217,064

NON FINANCIAL DATA (UNAUDITED)

	March 31,
	2009	2008	2007	2006	2005

New customers acquired	802,000	710,000	681,000	624,000	510,000
Total accumulated customers (1)	4,648,000	3,846,000	3,136,000	2,455,000	1,831,000

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

The Company markets its products through national television, online, and direct mail/print advertising campaigns which direct consumers to order by phone or on the Internet, and aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks.  Approximately 65% of all sales were generated via the Internet in both fiscal 2009 and fiscal 2008.

The Company’s sales consist of products sold mainly to retail consumers and minimally to wholesale customers.  Typically, the Company’s customers pay by credit card or check at the time the order is shipped.  The Company usually receives cash settlement in two to three banking days for sales paid by credit cards, which minimizes the accounts receivable balances relative to the Company’s sales.  The Company’s sales returns average was approximately 1.5% of sales for both the fiscal years ended March 31, 2009 and 2008.  The twelve-month average purchase was approximately $82 and $80 per order for the fiscal years ended March 31, 2009 and 2008, respectively.

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

Revenue recognition

The Company generates revenue by selling pet medication and health products, and pet supplies primarily to retail consumers and minimally to wholesale customers.  The Company’s policy is to recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the customer.  Outbound shipping and handling fees are included in sales and are billed upon shipment.  Shipping expenses are included in cost of sales.

The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days.  Credit card sales minimize accounts receivable balances relative to sales.  The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks.  The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends.  At March 31, 2009 and 2008 the allowance for doubtful accounts was approximately $59,000 and $32,000, respectively.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications, health products, and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method.  The Company writes down its inventory for estimated obsolescence.  The inventory reserve was approximately $202,000 and $135,000 for the fiscal years ended March 31, 2009 and 2008, respectively.

Advertising

The Company's advertising expense consists primarily of television advertising, Internet marketing, and direct mail/print advertising.  Television advertising costs are expensed as the advertisements are televised.  Internet costs are expensed in the month incurred and direct mail/print advertising costs are expensed when the related catalogs, brochures, and postcards are produced, distributed, or superseded.

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

Results of Operations

The following should be read in conjunction with the Company’s Consolidated Financial Statements and the related notes thereto included elsewhere herein.  The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Consolidated Statements of Income:

	Fiscal Year Ended March 31,

	2009	2008	2007
Sales	100.0%	100.0%	100.0%
Cost of sales	61.1	60.6	60.2

Gross profit	38.9	39.4	39.8

Operating expenses:
General and administrative	9.8	10.8	10.6
Advertising	13.1	13.4	15.6
Depreciation and amortization	0.4	0.3	0.3
Total operating expenses	23.3	24.5	26.5

Income from operations	15.6	14.9	13.3

Total other income (expense)	0.7	1.2	1.0

Income before provision for income taxes	16.3	16.1	14.3

Provision for income taxes	5.8	5.5	5.4

Net income	10.5%	10.6%	8.9%

Fiscal 2009 Compared to Fiscal 2008

Sales

Sales increased by approximately $31,076,000, or 16.5%, to approximately $219,412,000 for the fiscal year ended March 31, 2009, from approximately $188,336,000 for the fiscal year ended March 31, 2008.  The increase in sales for the fiscal year ended March 31, 2009 was primarily due to increased retail reorders and new orders.  The Company has committed certain dollar amounts specifically designated towards television, direct mail/print, and online advertising to stimulate sales, create brand awareness, and acquire new customers.  The Company acquired approximately 802,000 new customers for the year ended March 31, 2009, compared to approximately 710,000 new customers for the same period the prior year.  There can be no assurances that this growth trend will continue, due to increasing competition from veterinarians and traditional and online retailers.

The following chart illustrates sales by various sales classifications:

Year Ended March 31,
	2009	%	2008	%	$ Variance	% Variance

Reorder Sales	$156,781,000	71.5%	$134,349,000	71.3%	$22,432,000	16.7%
New Order Sales	$62,478,000	28.5%	$53,766,000	28.6%	$8,712,000	16.2%
Wholesale Sales	$153,000	-%	$221,000	0.1%	$(68,000)	-30.8%

Total Net Sales	$219,412,000	100.0%	$188,336,000	100.0%	$31,076,000	16.5%

Internet Sales	$143,284,000	65.3%	$122,484,000	65.0%	$20,800,000	17.0%
Contact Center Sales	$76,128,000	34.7%	$65,852,000	35.0%	$10,276,000	15.6%

Total Net Sales	$219,412,000	100.0%	$188,336,000	100.0%	$31,076,000	16.5%

The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm, and flea and tick medications.  For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2009, the Company’s sales were approximately 31%, 27%, 20%, and 22%, respectively.

Cost of sales

Cost of sales increased by $19,963,000, or 17.5%, to $134,085,000 for the fiscal year ended March 31, 2009, from $114,122,000 for the fiscal year ended March 31, 2008.  The increase in cost of sales is directly related to the increase in sales in fiscal 2009 as compared to fiscal 2008.  As a percent of sales, the cost of sales was 61.1% in fiscal 2009, as compared to 60.6% in fiscal 2008.  The percentage increase can be mainly attributed to increases in our product costs, offset by a reduction in freight expenses due to a shift from priority to standard shipping.

Gross profit

Gross profit increased by $11,114,000, or 15.0%, to $85,328,000 for the fiscal year ended March 31, 2009, from $74,214,000 for the fiscal year ended March 31, 2008.  Gross profit as a percentage of sales for fiscal 2009 and 2008 was 38.9% and 39.4%, respectively.  The gross profit percentage decrease can be mainly attributed to increases in our product costs, offset by a reduction in freight expenses due to a shift from priority to standard shipping.

General and administrative expenses

General and administrative expenses increased by $1,238,000, or 6.1%, to $21,605,000 for the fiscal year ended March 31, 2009 from $20,367,000 for the fiscal year ended March 31, 2008.  General and administrative expenses as a percentage of sales was 9.8% compared to 10.8% for the fiscal years ended March 31, 2009 and 2008, respectively.  The increase in general and administrative expenses for the fiscal year ended March 31, 2009 was primarily due to the following: a $754,000 increase in payroll expenses which can be attributed to the addition of new employees in the customer care and pharmacy departments enabling the Company to sustain its growth; a $619,000 increase in credit card and bank service fees which is directly attributable to increased sales in the fiscal year; a $367,000 increase in professional fees, with the majority of the increase related to increased legal fees; a $212,000 increase in property expenses which can be directly attributed to increased rent due to the 15,000 square feet warehouse and pharmacy expansion; a $82,000 increase in telephone expenses which can be directly attributed to increased sales; and a $56,000 net increase in bad debt, license, travel, and insurance expenses.  Offsetting the increase was a $466,000 reduction in office expenses, a portion of which was due to a change in our shipping policy, a shift from priority to standard shipping, enacted in fiscal 2009.  Shipping expenses formerly chargeable as general and administrative expenses are now qualified as cost of sales.  Also, offsetting the increase was a $386,000 one-time state/county sales tax charge which was booked in fiscal 2008, relating to state/county sales tax which was not collected on behalf of our customers.

Advertising expenses

Advertising expenses increased by approximately $3,446,000, or approximately 13.6%, to approximately $28,707,000 for the fiscal year ended March 31, 2009 from approximately $25,261,000 for the fiscal year ended March 31, 2008.  The increase in advertising expenses for the fiscal year ended March 31, 2009 was due to the Company’s plan to commit certain amounts specifically designated towards television, direct mail/print, and online advertising to stimulate sales, create brand awareness, and acquire new customers.  The advertising cost of acquiring a new customer, defined as total advertising cost divided by new customers acquired, was $36 for both the fiscal years ended March 31, 2009 and 2008.  Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, increased advertising spending, and price competition from veterinarians and other retailers of pet medications.  Historically, the advertising environment fluctuates due to supply and demand.  A more favorable advertising environment may positively impact future new order sales, whereas a less favorable advertising environment may negatively impact future new order sales.  As a percentage of sales, advertising expense was 13.1% in fiscal 2009, as compared to 13.4% in fiscal 2008.  The decrease in advertising expense as a percentage of total sales for fiscal 2009 can be attributed to increased sales with new customer acquisition costs remaining relatively flat.  The Company currently anticipates advertising as a percentage of sales to range from approximately 12.0% to 13.0% in fiscal 2010.  However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.  For the fiscal year ended March 31, 2009, quarterly advertising expenses as a percentage of sales ranged between 11% and 15%.

Depreciation and amortization

Depreciation and amortization increased by approximately $225,000, or 38.1%, to approximately $815,000 for the fiscal year ended March 31, 2009 from approximately $590,000 for the fiscal year ended March 31, 2008.  This increase to depreciation and amortization expense for fiscal 2009 can be attributed to an increase in new property and equipment additions relating to the warehouse, pharmacy and customer care call centers expansion in fiscal 2009.

Other income

Other income decreased by approximately $960,000, or 39.7%, to approximately $1,456,000 for the fiscal year ended March 31, 2009, from approximately $2,416,000 for the fiscal year ended March 31, 2008.  The decrease to other income can be primarily attributed to decreased interest income due to a reduction in interest rates and a reduced cash balance due to the Company’s share repurchase plan.  The decrease can also be attributed to a reduction in advertising revenue generated from our website.  Also, during fiscal 2009, the Company booked a charge of $140,000 in interest and penalties due to a late payment of federal income taxes.  Interest income may decrease in the future due to a reduction in interest rates and also as the Company utilizes its cash balances on its $20,000,000 share repurchase plan, with approximately $9,952,000 remaining as of May 29, 2009, or on its operating activities.

Provision for income taxes

For the fiscal years ended March 31, 2009 and 2008, the Company recorded an income tax provision for approximately $12,680,000 and $10,389,000, respectively.  The effective tax rate for the fiscal years ended March 31, 2009 and 2008 were 35.6% and 34.2%, respectively.  The effective tax rate increase can be attributed to an income tax benefit of approximately $308,000 that was recognized in fiscal 2008, which relates to an income tax over-accrual for the fiscal year ended March 31, 2007.  During the first quarter of fiscal 2008, it was determined that the Company was no longer a full tax payer in the state of Florida, due to the fact that it established nexus in another state.  This event triggered a lower effective tax rate in fiscal 2008.  The Company estimates its effective tax rate to be approximately 36.0% in fiscal 2010.

Net income

Net income increased by approximately $2,954,000, or 14.8%, to approximately $22,976,000 for the fiscal year ended March 31, 2009 from approximately $20,022,000 for the fiscal year ended March 31, 2008.  The increase was mainly attributable to the Company’s sales growth and our success in leveraging our operating and advertising expenses.

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

The following chart illustrates sales by various sales classifications:

Year Ended March 31,
	2008	%	2007	%	$ Variance	% Variance

Reorder Sales	$134,349,000	71.3%	$110,540,000	68.1%	$23,809,000	21.5%
New Order Sales	$53,766,000	28.6%	$51,096,000	31.5%	$2,670,000	5.2%
Wholesale Sales	$221,000	0.1%	$610,000	0.4%	$(389,000)	-63.6%

Total Net Sales	$188,336,000	100.0%	$162,246,000	100.0%	$26,090,000	16.1%

Internet Sales	$122,484,000	65.0%	$100,916,000	62.2%	$21,568,000	21.4%
Contact Center Sales	$65,852,000	35.0%	$61,330,000	37.8%	$4,522,000	7.4%

Total Net Sales	$188,336,000	100.0%	$162,246,000	100.0%	$26,090,000	16.1%

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

Liquidity and Capital Resources

The Company’s working capital at March 31, 2009 and 2008 was approximately $54,630,000 and approximately $38,804,000, respectively.  The $15,826,000 increase in working capital was primarily attributable to redemptions of long term investments, cash flow generated from operations, interest income earned on investments, and the exercise of stock options, offset by the repurchase of shares pursuant to the Company’s stock repurchase plan.  Net cash provided by operating activities was $14,966,000 and $19,380,000 for the fiscal years ended March 31, 2009 and 2008, respectively.  Net cash provided by investing activities was $11,179,000 and $9,102,000 for the fiscal years ended March 31, 2009 and 2008, respectively.  This change can be attributed to an increased amount of property and equipment purchases for our warehouse, pharmacy and customer care departments, the redemption of short and long term investments, and the acquisition of a $485,000 intangible asset in fiscal 2009.  Net cash used in financing activities was $16,287,000 and $8,531,000 for fiscal 2009 and 2008, respectively.  This change was primarily due to the Company repurchasing 1,347,000 shares of its common stock for approximately $18,448,000 during fiscal 2009, compared to the Company repurchasing 952,000 shares of its common stock for approximately $11,601,000 during fiscal 2008, offset by the exercise of approximately 225,000 shares of stock options for approximately $1,893,000 in fiscal 2009, compared to approximately 292,000 shares of stock options exercised for approximately $2,785,000 in the prior fiscal year.  As of March 31, 2009 the Company had approximately $9,952,000 remaining under the Company’s share repurchase plan.  Based on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan.

The Company had $14,650,000 (par) invested in auction rate securities (“ARS”) which were classified as long term investments in our financial statements as of March 31, 2009.  Our ARS investments are not mortgage-backed based but are municipal-based and the securities underlying the ARS are currently rated AAA, the highest rating available by a rating agency.  Our ARS consist of closed-end fund preferred ARS, whose interest rates are reset, typically every seven to twenty-eight days. The fair value of investments was determined based on quoted market prices at the reporting date for those instruments in fiscal 2008, and in fiscal 2009 the fair value was based upon a valuation assessment by an outside third party.  As of March 31, 2009, the Company held $14,650,000 (par) in ARS, which were classified as long term investments and the Company recorded an unrealized impairment loss of $219,750, in the fourth quarter of fiscal 2009, within accumulated other comprehensive income (loss), based upon an assessment of the fair value of these ARS.  The $219,750 impairment was recorded as temporary due to the fact that the Company has both the ability and intent to hold these securities until anticipated recovery or maturity.  However, it could take until the final maturity or issuer refinancing of the underlying debt for us to realize the recorded value of our investments in these securities.  If the issuers of our ARS are unable to successfully close future auctions or redeem or refinance the securities and their credit ratings deteriorate, we may in the future be required to record an additional impairment charge on these investments, or may need to sell these securities on a secondary market.  Although we believe we will be able to liquidate our investments in these securities without any significant loss, the timing and financial impact of such an outcome is uncertain.  Based on our expected cash expenditures, our cash and cash equivalents balance, and other potential sources of cash, we do not anticipate that the potential lack of liquidity of these investments in the near term will adversely affect our ability to execute our current business plan.

As of March 31, 2009 and 2008 the Company had no outstanding lease commitments except for the lease for its 65,300 square foot executive offices, warehouse facility, and customer service and pharmacy contact centers.  We are not currently bound by any long or short term agreements for the purchase or lease of capital expenditures.  Any amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any increase in our business.  To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Presently, we have approximately $750,000 forecasted for capital expenditures to further support and maintain the Company’s growth during fiscal 2010, which will be funded through cash from operations.  The Company’s source of working capital includes cash from operations and the exercise of stock options.  The Company presently has no need for other alternative sources of working capital, and has no commitments or plans to obtain additional capital.  For the fiscal year ended March 31, 2009, the Company did not engage in any off-balance sheet transactions.

Contractual Obligations and Commitments

	Total	Less than 1 year	1-2 years	3-5 Years	More than 5 years

Property lease	$2,295,000	$702,000	$723,000	$870,000	$-
Executive employment contract	$450,000	$450,000	$-	$-	$-

Total obligations	$2,745,000	$1,152,000	$723,000	$870,000	$-

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2009.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurement.  In February 2008, the FASB issued Staff Position (“FSP”) SFAS 157-2 which delays the effective date of SFAS No. 157 for non- financial assets and non-financial liabilities, except items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The FSP defers the effective date of Statement 157 for non-financial items to fiscal years beginning after November 15, 2008 (our fiscal 2010), and for interim periods within those fiscal years. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP 157-3 did not have a significant impact on the Company’s consolidated financial statements or the fair values of its financial assets and liabilities.  In April 2009, the FASB issued FSP SFAS 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which emphasizes that even if there has been a significant decrease in the volume and level of activity for an asset or liability, the objective of the fair value measurement remains the same. It is effective for interim and annual reporting periods ending after June 15, 2009 (our fiscal 2010), and is to be applied prospectively.  We are currently assessing the impact of FSP 157-4, if any, on our consolidated financial statements.  We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 157 on our consolidated financial position, results of operations, and cash flows.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, Business Combinations, and other Generally Accepted Accounting Principles (GAAP).

FSP No.142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not anticipate that the adoption of this statement will have a material impact on its financial position, results of operations, or cash flows.

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” (EITF 08-7). EITF 08-7 addresses the accounting for assets acquired in a business combination or asset acquisition that an entity does not intend to actively use, otherwise referred to as a ‘defensive asset.’ EITF 08-7 requires defensive intangible assets to be initially accounted for as a separate unit of accounting and not included as part of the cost of the acquirer’s existing intangible asset(s) because it is separately identifiable. EITF 08-7 also requires that defensive intangible assets be assigned a useful life in accordance with paragraph 11 of SFAS 142 and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not anticipate that the adoption of this statement will have a material impact on its financial position, results of operations, or cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments. FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities, changes existing guidance for determining whether an impairment is other than temporary to debt securities, replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery, requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner, requires an entity to present the total other-than-temporary impairment in the statement of income with an offset for the amount recognized in other comprehensive income, and when adopting FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the impact FSP FAS 115-2 and 124-2 will have on our Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009 (our fiscal 2010). We are currently evaluating the impact FSP FAS 107-1 and ABP 28-1 will have on our Consolidated Financial Statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices.  Our financial instruments include cash and cash equivalents, short and long term investments, accounts receivable, and accounts payable.  The book values of cash equivalents, short and long term investments, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments.  Interest rates affect our return on excess cash and investments.  As of March 31, 2009, we had $30,126,000 in cash and cash equivalents, and $14,430,000 in long term investments.  A majority of our cash and cash equivalents and investments generate interest income based on prevailing interest rates.

A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments.  It would also impact the market value of our investments.  Our investments are subject to market risk, primarily interest rate and credit risk.  Our investments are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors.  Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our investments to high-quality debt instruments with both short and long term maturities.  We do not hold any derivative financial instruments that could expose us to significant market risk.  At March 31, 2009, we had no debt obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PETMED EXPRESS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

PetMed Express, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of PetMed Express, Inc. and Subsidiaries as of March 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the two years in the period ended March 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PetMed Express, Inc. and Subsidiaries as of March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PetMed Express, Inc. and Subsidiaries' internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 29, 2009 expressed an unqualified opinion on the effectiveness of PetMed Express, Inc. and Subsidiaries’ internal control over financial reporting.

/s/ McGladrey & Pullen, LLP

McGladrey & Pullen, LLP

New York, New York

May 29, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

PetMed Express, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of income, changes in shareholders’ equity and cash flows of PetMed Express, Inc. and Subsidiaries (the "Company") for the year ended March 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the operations and the cash flows of PetMed Express, Inc. and Subsidiaries for the year ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation, effective April 1, 2006.

/s/ Goldstein Golub Kessler LLP

Goldstein Golub Kessler LLP

New York, New York

May 31, 2007

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$30,126,041	$20,267,829
Temporary investments	-	4,780,000
Accounts receivable, less allowance for doubtful
accounts of $58,525 and $32,040, respectively	2,881,085	1,575,263
Inventories - finished goods	26,778,096	17,909,549
Prepaid expenses and other current assets	753,602	691,859
Deferred income taxes	724,561	-
Prepaid income taxes	361,743	-
Total current assets	61,625,128	45,224,500

Long term investments	14,430,250	24,740,000
Property and equipment, net	5,057,561	1,903,294
Deferred income taxes	-	1,221,853
Intangible assets	850,000	365,000

Total assets	$81,962,939	$73,454,647

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$4,817,097	$4,358,774
Accrued expenses and other current liabilities	2,177,838	1,876,655
Income taxes payable	-	185,243

Total liabilities	6,994,935	6,420,672

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized;
2,500 convertible shares issued and outstanding with a
liquidation preference of $4 per share	8,898	8,898
Common stock, $.001 par value, 40,000,000 shares authorized;
22,686,836 and 23,734,067 shares issued, respectively	22,687	23,734
Additional paid-in capital	-	8,396,277
Retained earnings	75,156,169	58,639,343
Less treasury stock, at cost; 0 and 3,100 shares, respectively	-	(34,277)
Accumulated other comprehensive loss	(219,750)	-

Total shareholders' equity	74,968,004	67,033,975

Total liabilities and shareholders' equity	$81,962,939	$73,454,647

See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended March 31,
	2009	2008	2007

Sales	$219,412,247	$188,336,469	$162,246,407
Cost of sales	134,084,680	114,122,433	97,680,238

Gross profit	85,327,567	74,214,036	64,566,169

Operating expenses:
General and administrative	21,604,654	20,367,392	17,292,675
Advertising	28,707,386	25,261,042	25,243,029
Depreciation and amortization	814,542	589,990	530,440
Total operating expenses	51,126,582	46,218,424	43,066,144

Income from operations	34,200,985	27,995,612	21,500,025

Other income:
Interest income, net	1,056,077	1,771,653	1,266,150
Other, net	408,149	643,880	435,824
Loss on disposal of property and equipment	(8,565)	-	(1,250)
Total other income	1,455,661	2,415,533	1,700,724

Income before provision for income taxes	35,656,646	30,411,145	23,200,749

Provision for income taxes	12,680,235	10,388,914	8,757,247

Net income	$22,976,411	$20,022,231	$14,443,502

Net income per common share:
Basic	$0.99	$0.83	$0.60
Diluted	$0.98	$0.82	$0.60

Weighted average number of common shares outstanding:
Basic	23,305,726	24,088,258	24,109,035
Diluted	23,482,177	24,299,364	24,270,879

See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Fiscal years ended March 31, 2007, March 31, 2008, and March 31, 2009

								Accumulated
	Convertible		Common		Additional			Other
	Preferred Stock		Stock		Paid-In	Retained	Treasury	Comprehensive
	Shares	Amounts	Shares	Amounts	Capital	Earnings	Stock	Loss	Total

Balance, March 31, 2006	2,500	$8,898	23,967,390	$23,967	$13,433,054	$24,173,610	$-	$-	$37,639,529

Issuance of common stock from
exercise of stock options	-	-	185,402	185	441,899	-	-	-	442,084

Issuance of restricted stock	-	-	156,625	157	(157)	-	-	-	-

Share based compensation	-	-	-	-	1,095,740	-	-	-	1,095,740

Tax benefit related to stock
options exercised	-	-	-	-	242,718	-	-	-	242,718

Net income	-	-	-	-	-	14,443,502	-	-	14,443,502

Balance, March 31, 2007	2,500	$8,898	24,309,417	$24,309	$15,213,254	$38,617,112	$-	$-	$53,863,573

Issuance of common stock from
exercise of stock options	-	-	292,274	292	2,784,695	-	-	-	2,784,987

Issuance of restricted stock	-	-	81,317	81	(81)	-	-	-	-

Share based compensation					1,679,600		-	-	1,679,600

Tax benefit related to stock
options exercised	-	-	-	-	284,305	-	-	-	284,305

Repurchased shares	-	-	(948,941)	(948)	(11,565,496)	-	(34,277)	-	(11,600,721)

Net income	-	-	-	-	-	20,022,231	-	-	20,022,231

Balance, March 31, 2008	2,500	$8,898	23,734,067	$23,734	$8,396,277	$58,639,343	$(34,277)	$-	$67,033,975

Issuance of common stock from
exercise of stock options	-	-	224,746	225	1,892,622	-	-	-	1,892,847

Issuance of restricted stock	-	-	77,667	78	(78)	-	-	-	-

Share based compensation	-	-	-	-	1,464,225	-	-	-	1,464,225

Tax benefit related to stock
options exercised	-	-	-	-	267,835	-	-	-	267,835

Repurchased and retired shares	-	-	(1,349,644)	(1,350)	(18,480,466)	-	34,277	-	(18,447,539)

Allocation of retirement of
repurchased shares to
additional paid in capital
from retained earnings	-	-	-	-	6,459,585	(6,459,585)	-	-	-

Net income	-	-	-	-	-	22,976,411	-	22,976,411	22,976,411

Other comprehensive loss:
Unrealized loss on long term
investments	-	-	-	-	-	-	-	(219,750)	(219,750)

Total comprehensive income	-	-	-	-	-		-	22,756,661

Balance, March 31, 2009	2,500	$8,898	22,686,836	$22,687	$-	$75,156,169	$-	$(219,750)	$74,968,004

See accompanying notes to consolidated financial statements

.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$22,976,411	$20,022,231	$14,443,502
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	814,542	589,990	530,440
Share based compensation	1,464,225	1,679,600	1,095,740
Deferred income taxes	497,292	(327,313)	(100,538)
Loss on disposal of property and equipment	8,565	-	1,250
Bad debt expense	73,981	40,823	29,554
(Increase) decrease in operating assets
and increase (decrease) in liabilities:
Accounts receivable	(1,379,803)	(246,565)	(243,294)
Inventories - finished goods	(8,868,547)	(1,823,342)	(1,088,532)
Prepaid income taxes	(361,743)	-	-
Prepaid expenses and other current assets	(61,743)	379,312	(488,133)
Other assets	-	-	14,167
Accounts payable	(313,436)	(1,500,982)	2,806,803
Income taxes payable	(185,243)	(44,078)	(728,997)
Accrued expenses and other current liabilities	301,183	610,818	292,478
Net cash provided by operating activities	14,965,684	19,380,494	16,564,440

Cash flows from investing activities:
Net change in investments	14,870,000	9,605,000	(16,275,000)
Purchases of property and equipment	(3,207,615)	(502,706)	(1,025,079)
Purchase of intangible asset	(485,000)	-	-
Net proceeds from the sale of property and equipment	2,000	-	400
Net cash provided by (used in) investing activities	11,179,385	9,102,294	(17,299,679)

Cash flows from financing activities:
Purchases of treasury stock	(18,447,539)	(11,600,721)	-
Proceeds from the exercise of stock options	1,892,847	2,784,987	442,084
Tax benefit related to stock options exercised	267,835	284,305	242,718
Net cash (used in) provided by financing activities	(16,286,857)	(8,531,429)	684,802

Net increase (decrease) in cash and cash equivalents	9,858,212	19,951,359	(50,437)
Cash and cash equivalents, at beginning of year	20,267,829	316,470	366,907

Cash and cash equivalents, at end of year	$30,126,041	$20,267,829	$316,470

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$16,462,095	$10,331,000	$9,344,063

Retirement of treasury stock	$18,481,816	$11,566,444	$-

Property and equipment purchases in accounts payable	$771,759	$-	$-

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)

Summary of Significant Accounting Policies

Organization

PetMed Express, Inc. and subsidiaries, d/b/a 1-800-PetMeds (the “Company”), is a leading nationwide pet pharmacy.  The Company markets and sells prescription and non-prescription pet medications and other health products for dogs, cats, and horses direct to the consumer.  The Company markets its products through national television, online, and direct mail/print advertising campaigns, which aim to increase the recognition of the “1-800-PetMeds” brand name, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases.  The majority of all of the Company's sales are to residents in the United States.  The Company’s executive offices are located in Pompano Beach, Florida.  The Company's fiscal year end is March 31, and references herein to fiscal 2009, 2008, or 2007 refer to the Company's fiscal years ended March 31, 2009, 2008, and 2007, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its three wholly owned subsidiaries.  All significant intercompany transactions have been eliminated in consolidation.

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

The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days.  Credit card sales minimize the accounts receivable balances relative to sales.  The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from the customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks.  The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends.  At March 31, 2009 and 2008, the allowance for doubtful accounts was approximately $59,000 and $32,000, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.  Cash and cash equivalents at March 31, 2009 and 2008 consisted of the Company’s cash accounts, overnight repurchase agreements, and money market accounts with a maturity of three months or less.  The carrying amount of cash equivalents approximates fair value.  The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.

Temporary and Long Term Investments

The Company’s investment portfolio includes auction rate securities (“ARS”), which are investments with contractual maturities generally between 20 to 30 years, in the form of municipal bonds and preferred stock, whose interest rates are reset, typically every seven to twenty-eight days, through an auction process.  At the end of each reset period, investors can sell or continue to hold the securities at par.  Beginning in February 2008, auctions failed for the ARS held because sell orders exceeded buy orders.  These failures are not believed to be a credit issue, but rather are caused by a lack of liquidity.  The funds associated with these failed auctions may not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.  These securities with failed auctions have been reclassified as long-term assets in the Consolidated Balance Sheet due to the fact that they were not currently trading at such date, and conditions in the general markets created uncertainty as to when successful auctions would be reestablished.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)

Summary of Significant Accounting Policies (Continued)

These ARS are recorded at estimated fair value and have variable interest rates that are recorded as interest income.  In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, temporary investments are accounted for as trading securities.  Trading securities are securities that are bought and held principally for the purpose of selling in the near term.  In fiscal 2008, the Company reclassified the majority of its ARS from temporary investments to long term investments due to the widespread auction failures occurring in February 2008, as it is unknown if the Company will be able to liquidate these securities within one year.  Long term investments are classified as available-for-sale, with any changes in fair value to be reflected in other comprehensive income.  The Company evaluates its long term investments for impairment and whether impairment is other-than-temporary, and measurement of an impairment loss as a charge to net income.  Unrealized gains and losses are deemed temporary and are included in accumulated other comprehensive income.  The Company recognized a temporary impairment on its ARS investments during fiscal 2009.  The Company does not believe that the underlying credit quality of the assets has been impacted; however the temporary impairment is mainly due to the lack of liquidity.

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

Inventories

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method.  The Company writes down its inventory for estimated obsolescence.  The inventory reserve was approximately $202,000 and $135,000 at March 31, 2009 and 2008, respectively.

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

Intangible Asset

The intangible asset consists of a toll-free telephone number and an internet domain name.  In October 2008, the Company paid $485,000 for expenses related to acquiring the internet domain name, www.petmed.com.  In accordance with the SFAS No. 142, Goodwill and Other Intangible Assets, the intangible assets are not being amortized, and are subject to an annual review for impairment.

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

Comprehensive Income

The Company applies SFAS No. 130, Reporting Comprehensive Income, which requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The Company evaluates its long term investments for impairment and whether impairment is other-than-temporary, and measurement of an impairment loss as a charge to net income.  Unrealized gains and losses are deemed temporary and are included in accumulated other comprehensive income.  The Company recognized a temporary impairment on its ARS investments during fiscal 2009, and this unrealized loss was included in accumulated other comprehensive income.

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

The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), in the first quarter of fiscal 2008.  Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies.  As required by FIN 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the Consolidated Financial Statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open.  Upon implementing FIN 48, the Company did not recognize any additional liabilities for unrecognized tax positions.  In fiscal 2008 it was determined that nexus was established in another state, resulting in a reduction to the Company’s effective tax rate, and the recognition of a $386,000 one time charge related to uncollected state/county sales tax.  The adoption of FIN 48 had no other material impact on the Company’s consolidated financial position, results of operations, or cash flows in fiscal 2009.  Any interest and penalties related to income taxes will be recorded to other income (expenses).

Business Concentrations

The Company purchases its products from a variety of sources, including certain manufacturers, domestic distributors, and wholesalers.  We have multiple suppliers for each of our products to obtain the lowest cost.  There are currently three suppliers from whom we purchased approximately 50% of all products in fiscal 2009, and two suppliers whom we purchased approximately 39% of all products in fiscal 2008.

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

As a result of the adoption of SFAS No. 123R, the Company’s net income for the fiscal years ended March 31, 2009 and 2008 includes approximately $243,000 and $790,000 of stock option compensation expense, respectively.  As of March 31, 2009 and 2008, there was approximately $24,000 and $267,000, respectively, of unrecognized compensation expense related to vested stock option awards, which are expected to be recognized over a 1-year period.

Restricted Stock

The Company had 247,609 restricted common shares issued under the Employee Plan and 68,000 restricted common shares issued under the Director Plan at March 31, 2009, the fair value of which is being amortized over a three-year period.  The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of general and administrative expenses.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurement.  In February 2008, the FASB issued Staff Position (“FSP”) SFAS 157-2 which delays the effective date of SFAS No. 157 for non- financial assets and non-financial liabilities, except items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The FSP defers the effective date of Statement 157 for non-financial items to fiscal years beginning after November 15, 2008 (our Fiscal 2010), and for interim periods within those fiscal years. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP 157-3 did not have a significant impact on the Company’s consolidated financial statements or the fair values of its financial assets and liabilities.  In April 2009, the FASB issued FSP SFAS 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which emphasizes that even if there has been a significant decrease in the volume and level of activity for an asset or liability, the objective of the fair value measurement remains the same. It is effective for interim and annual reporting periods ending after June 15, 2009 (our fiscal 2010), and is to be applied prospectively.  We are currently assessing the impact of FSP 157-4, if any, on our consolidated financial statements.  We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 157 on our consolidated financial position, results of operations, and cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)

Summary of Significant Accounting Policies (Continued)

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, Business Combinations, and other Generally Accepted Accounting Principles (GAAP). FSP No.142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not anticipate that the adoption of this statement will have a material impact on its financial position, results of operations, or cash flows.

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” (EITF 08-7). EITF 08-7 addresses the accounting for assets acquired in a business combination or asset acquisition that an entity does not intend to actively use, otherwise referred to as a ‘defensive asset.’ EITF 08-7 requires defensive intangible assets to be initially accounted for as a separate unit of accounting and not included as part of the cost of the acquirer’s existing intangible asset(s) because it is separately identifiable. EITF 08-7 also requires that defensive intangible assets be assigned a useful life in accordance with paragraph 11 of SFAS 142 and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not anticipate that the adoption of this statement will have a material impact on its financial position, results of operations, or cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments. FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities, changes existing guidance for determining whether an impairment is other than temporary to debt securities, replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery, requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner, requires an entity to present the total other-than-temporary impairment in the statement of income with an offset for the amount recognized in other comprehensive income, and when adopting FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the impact FSP FAS 115-2 and 124-2 will have on our Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009 (our fiscal 2010).  We are currently evaluating the impact FSP FAS 107-1 and ABP 28-1 will have on our Consolidated Financial Statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)

Temporary and Long Term Investments

The following is a summary of our investments:

	March 31,
	2009	2008
Temporary investments	$-	$4,780,000

Long term investments	14,430,250	24,740,000

Total investments	$14,430,250	$29,520,000

The short and long term investment balances consist of ARS investments.  Our ARS consist of closed-end fund preferred ARS securities, whose interest rates are reset, typically every seven to twenty-eight days. These ARS are currently rated AAA, the highest rating available by a rating agency.   The fair value of investments is determined based on quoted market prices at the reporting date for those instruments in fiscal 2008, and in fiscal 2009 the fair value was based upon an assessment by an outside third party.  As of March 31, 2009, the Company held $14,650,000 (par) in ARS, which were classified as long term investments and the Company recorded an unrealized impairment loss of $219,750, in the fourth quarter of fiscal 2009, within accumulated other comprehensive income (loss) based upon an assessment of the fair value of these ARS.  The $219,750 impairment was recorded as temporary due to the fact that the Company has both the ability and intent to hold these securities until anticipated recovery or maturity.

(3)

Fair Value

Effective April 1, 2008, the Company adopted SFAS 157, except as it applies to nonfinancial assets and nonfinancial liabilities subject to FSP SFAS 157-2.  SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 - Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company’s cash equivalents and marketable securities are classified within Level 1, with the exception of the investments in auction rate securities. The Company’s investments in auction rate securities are classified within Level 3 because they are valued using a discounted cash flow model.  Some of the inputs to this model are unobservable in the market and are significant. Assets and liabilities measured at fair value are summarized below:

		Fair Value Measurement at March 31, 2009 Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Overnight Repurchase	$1,563,160	$1,563,160	$-	$-
Money market funds	28,562,881	28,562,881	-	-
Auction rate securities	14,430,250	-	-	14,430,250

	$44,556,291	$30,126,041	$-	$14,430,250

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)

Fair Value (Continued)

The following table is a reconciliation of financial assets measured at fair value using unobservable inputs (Level 3) during the year ended March 31, 2009:

Auction Rate
Securities
Year Ended
March 31,2009

Balance, beginning of year	$-
Transfer into Level 3	14,650,000
Total unrealized loss included in other comprehensive income	(219,750)
Balance, end of year	$14,430,250

Marketable securities measured at fair value using Level 3 inputs are comprised of auction rate securities. Although ARS would typically be measured using Level 2 inputs, the recent failure of auctions and the lack of market activity and liquidity required that these securities be measured using Level 3 inputs.  The discount rates that were applied to the pricing model were based on market conditions and rates for comparable or similar term asset-backed securities as well as other fixed income securities.

(4)

Property and Equipment

Major classifications of property and equipment consist of the following:

	March 31,
	2009	2008

Leasehold improvements	$1,059,370	$453,771
Computer software	2,162,629	1,329,690
Furniture, fixtures and equipment	5,509,100	3,035,830
	8,731,099	4,819,291
Less: accumulated depreciation and amortization	(3,673,538)	(2,915,997)

Property and equipment, net	$5,057,561	$1,903,294

 (5)

Accrued Expenses and Other Current Liabilities

Major classifications of accrued expenses and other current liabilities consist of the following:

	March 31,
	2009	2008

Accrued sales tax	$515,583	$512,151
Accrued credit card fees	386,306	320,083
Accrued salaries and benefits	275,777	224,258
Accrued professional expenses	204,241	210,657
Other accrued liabilities	795,931	609,506

Accrued expenses and other current liabilities	$2,177,838	$1,876,655

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

	March 31,
	2009	2008
Deferred tax assets:
Bad debt and inventory reserves	$96,921	$62,285
Accrued expenses	584,519	457,915
Deferred stock compensation	432,148	313,779
Net operating loss carryforward	827,878	928,347

Deferred tax assets	1,941,466	1,762,326
Less: valuation allowance	(333,080)	(432,744)

Total deferred tax assets	1,608,386	1,329,582

Deferred tax liabilities:
Depreciation	(883,825)	(107,729)

Total net deferred taxes	$724,561	$1,221,853

The change in the valuation allowance for the years ended March 31, 2009 and 2008 was approximately $100,000 and $119,000, respectively.  At March 31, 2009, the Company had federal net operating loss carryforwards of approximately $2,228,000.  The federal net operating loss carryforwards expire in the years 2013 through 2020.  The use of such net operating loss carryforwards is limited to approximately $266,000 annually due to a change of control on November 22, 2000.

The components of the income tax provision consist of the following:

	Year Ended March 31,
	2009	2008	2007

Current taxes
Federal	$11,097,347	$9,736,070	$7,594,848
State	1,085,596	980,157	1,262,937
Total current taxes	12,182,943	10,716,227	8,857,785

Deferred taxes
Federal	452,980	(297,375)	(86,204)
State	44,312	(29,938)	(14,334)
Total deferred taxes	497,292	(327,313)	(100,538)

Total provision for income taxes	$12,680,235	$10,388,914	$8,757,247

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)

Income Taxes (Continued)

The reconciliation of income tax provision computed at the U.S. federal statutory tax rates to income tax expense is as follows:

	Year Ended March 31,
	2009	2008	2007

Income taxes at U.S. statutory rates	$12,479,826	$10,643,901	$8,120,262
State income taxes, net of federal tax benefit	749,950	607,164	829,427
Permanent differences	(476,714)	(551,503)	(226,620)
Other	26,837	(192,052)	120,904
Change in valuation allowance	(99,664)	(118,596)	(86,726)

Total provision for income taxes	$12,680,235	$10,388,914	$8,757,247

(7)

Shareholders’ Equity

Preferred Stock

In April 1998, the Company issued 250,000 shares of its $.001 par value preferred stock at a price of $4.00 per share, less issuance costs of $112,187.  Each share of the preferred stock is convertible into approximately 4.05 shares of common stock at the election of the shareholder.  The shares have a liquidation value of $4.00 per share and may pay dividends at the sole discretion of the Company.  The Company does not anticipate paying dividends to the preferred shareholders in the foreseeable future.  Each share of preferred stock is entitled to one vote on all matters submitted to a vote of shareholders of the Company.  As of March 31, 2009 and 2008, 2,500 shares of the convertible preferred stock remained unconverted and outstanding.

Share Repurchase Plan

On November 8, 2006, the Company's Board of Directors approved a share repurchase plan of up to $20,000,000.  On October 31, 2008, the Company’s Board of Directors approved a second share repurchase plan for an additional $20,000,000.  The repurchase plan is intended to be implemented through purchases made from time to time in either the open market or through private transactions at the Company's discretion, subject to market conditions and other factors, in accordance with Securities and Exchange Commission requirements.  There can be no assurances as to the precise number of shares that will be repurchased under the share repurchase plan, and the Company may discontinue the share repurchase plan at any time subject to compliance with applicable regulatory requirements.  Shares purchased pursuant to the share repurchase plan will either be cancelled or held in the Company's treasury.  During fiscal 2009 the Company repurchased approximately 1,347,000 shares of the Company’s outstanding common stock for approximately $18,448,000, averaging approximately $13.70 per share.  During fiscal 2008 the Company repurchased approximately 952,000 shares of the Company’s outstanding common stock for approximately $11,601,000, averaging approximately $12.19 per share.  As of March 31, 2009 the Company had approximately $9,952,000 remaining under the Company’s share repurchase plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)

Stock Options and Restricted Stock

Stock Options

The PetMed Express, Inc. 1998 Stock Option Plan (the “Plan”) provided for the issuance of qualified options to officers and key employees, and nonqualified options to directors, consultants, and other service providers, to purchase the Company’s common stock.  The Company had reserved 5,000,000 shares of common stock for issuance under the Plan.  The exercise prices of options issued under the Plan must be equal to or greater than the market price of the Company's common stock as of the date of issuance.  The Company had 147,914 and 372,660 options outstanding under the Plan at March 31, 2009 and 2008, respectively.   Options generally vest ratably over a three-year period commencing on the first anniversary of the grant with respect to options granted to employees/directors under the Plan.  No options have been issued since May 2005.  The 1998 Plan expired on July 31, 2008.

A summary of the status of the Company’s stock option plan as of March 31, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractural Term (years)	Aggregate Intrinsic Value
Options outstanding at March 31, 2008	372,660	$7.96

Options granted	-	-

Options exercised	(224,746)	8.42

Options forfeited or expired	-	-

Options outstanding at March 31, 2009	147,914	$7.27	1.27	$1,075,091

Options vested and exercisable at March 31, 2009	147,914	$7.27	1.27	$1,075,091

Cash received from stock options exercised for the fiscal years ended March 31, 2009, 2008, and 2007 was approximately $1,893,000, $2,785,000, and $442,000, respectively.  The income tax benefits from stock options exercised totaled approximately $268,000, $284,000, and $243,000 for the fiscal years ended March 31, 2009, 2008, and 2007, respectively.  At March 31, 2009 and 2008, the number of options exercisable was 147,914 and 306,662, respectively, and the weighted-average exercise price of those options was $7.27 and $8.26, respectively.  Adjustments were made for options forfeited prior to vesting.

A summary of the status of the Company’s non-vested stock options as of March 31, 2009 is presented below:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractural Term (years)
Non-vested options at March 31, 2008	65,998	$6.60

Options granted	-	-

Options vested	(65,998)	6.60

Options forfeited or expired	-	-

Non-vested options at March 31, 2009	-	$-	-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)

Stock Options and Restricted Stock (Continued)

Restricted Stock

On July 28, 2006, the Company received shareholder approval for the adoption of the 2006 Employee Equity Compensation Restricted Stock Plan (the “Employee Plan”) and the 2006 Outside Director Equity Compensation Restricted Stock Plan (the “Director Plan”).  The purpose of the plans is to promote the interests of the Company by securing and retaining both employees and outside directors.  The Company has reserved 1,000,000 shares of common stock for issuance under the Employee Plan, and 200,000 shares of common stock for issuance under the Director Plan.  The value of the restricted stock is determined based on the market value of the stock at the issuance date.  The restriction period or forfeiture period is determined by the Company’s Board and is to be no less than 1 year and no more than ten years.  The Company had 247,609 restricted common shares issued under the Employee Plan and 68,000 restricted common shares issued under the Director Plan at March 31, 2009, all shares of which were issued subject to a restriction or forfeiture period which will lapse ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period.  During the fiscal years ended March 31, 2009 and 2008, the Company issued, net of forfeitures, 77,667 and 81,317 restricted shares, respectively.  For the years ended March 31, 2009 and 2008, the Company recognized $1,221,000 and $890,000, respectively, of compensation expense related to the Employee and Director Plans.  At March 31, 2009 and 2008, there was $1,777,000 and $1,879,000 of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the remaining weighted average vesting period of 2.3 and 2.4 years, respectively.

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

	Year Ended March 31,
	2009	2008	2007
Net income (numerator):

Net income	$22,976,411	$20,022,231	$14,443,502

Shares (denominator)

Weighted average number of common shares
outstanding used in basic computation	23,305,726	24,088,258	24,109,035
Common shares issuable upon exercise
of stock options and restricted stock	166,326	200,981	151,719
Common shares issuable upon conversion
of preferred shares	10,125	10,125	10,125
Shares used in diluted computation	23,482,177	24,299,364	24,270,879

Net income per common share:

Basic	$0.99	$0.83	$0.60
Diluted	$0.98	$0.82	$0.60

At March 31, 2009 and 2008, all common stock options and restricted stock were included in the diluted net income per common share computation as their exercise prices were less than the average market price of the common shares for the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)

Valuation and Qualifying Accounts

Activity in the Company's valuation and qualifying accounts consists of the following:

	Year Ended March 31,
	2009	2008	2007

Allowance for doubtful accounts:
Balance at beginning of period	$32,040	$27,727	$23,426
Provision for doubtful accounts	73,981	40,823	29,554
Write-off of uncollectible accounts receivable	(47,496)	(36,510)	(25,253)

Balance at end of period	$58,525	$32,040	$27,727

Valuation allowance for deferred tax assets:
Balance at beginning of period	$432,744	$551,340	$638,066
Reductions	(99,664)	(118,596)	(86,726)

Balance at end of period	$333,080	$432,744	$551,340

(11)

Commitments and Contingencies

Legal Matters and Routine Proceedings

The Company has settled complaints that had been filed with various states’ pharmacy boards in the past.  There can be no assurances made that other states will not attempt to take similar actions against the Company in the future.  The Company initiates litigation to protect its trade or service marks.  There can be no assurance that the Company will be successful in protecting its trade or service marks.  Legal costs related to the above matters are expensed as incurred.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)

Commitments and Contingencies (Continued)

Operating Lease

The Company leases its 65,300 square foot executive offices, warehouse facility, and customer service and pharmacy contact centers under a non-cancelable operating lease, through May 31, 2012.  The Company is responsible for certain maintenance costs, taxes, and insurance under this lease.  The future minimum annual lease payments are as follows:

Years Ending March 31,

2010	702,000
2011	723,000
2012	745,000
2013	125,000

Total lease payments	$2,295,000

Rent expense was $641,000, $500,000, and $481,000 for the years ended March 31, 2009, 2008 and 2007, respectively.

(12)

Sales by Category

The following table provides a breakdown of the percentage of total sales by each category during the indicated periods:

	Year Ended March 31,
	2009	2008	2007

Non-prescription medications	68%	69%	70%
Prescription medications	31%	30%	29%
Shipping and handling charges and other	1%	1%	1%
Total	100%	100%	100%

 (13)

Employee Benefit Plan

The Company maintains a 401(k) Savings Plan for eligible employees.  The plan is a defined contribution plan that is administered by the Company.  All regular, full-time employees are eligible for voluntary participation upon completing one year of service and having attained the age of 21.  The plan provides for growth in savings through contributions and income from investments.  It is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended.  Plan participants are allowed to contribute a specified percentage of their base salary.  In 2006, the Company adopted a matching plan which is funded subsequent to the calendar year.  During the years ended March 31, 2009 and 2008, the Company charged $149,000 and $125,000, respectively, of 401(k) matching contribution and administration expense to general and administrative expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14)

Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data for fiscal 2009 and 2008 is as follows:

Quarter Ended:	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009

Sales	$68,366,683	$59,569,141	$43,405,846	$48,070,577
Gross Profit	$25,790,302	$22,858,291	$17,317,274	$19,361,700
Income from operations	$9,762,413	$8,419,595	$7,212,549	$8,806,428
Net income	$6,621,209	$5,821,097	$4,884,768	$5,649,337
Diluted net income per common share	$0.28	$0.25	$0.21	$0.25

Quarter Ended:	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008

Sales	$59,027,235	$51,537,197	$37,348,867	$40,423,170
Gross Profit	$22,695,384	$19,654,260	$15,173,020	$16,691,372
Income from operations	$8,469,203	$6,086,098	$6,305,000	$7,135,311
Net income	$6,183,084	$4,525,726	$4,409,982	$4,903,439
Diluted net income per common share	$0.25	$0.18	$0.18	$0.20

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

The Audit Committee (“Committee”) of our Company’s Board of Directors, comprised solely of Directors who are independent in accordance with the requirements of The NASDAQ Stock Market LLC listing standards, the Exchange Act and the Company’s Corporate Governance Guidelines, meets with the independent auditors and management periodically to discuss internal control over financial reporting, and auditing and financial reporting matters.  The Committee reviews with the independent auditors the scope and results of the audit effort.  The Committee also meets periodically with the independent auditors without management present to ensure that the independent auditors have free access to the Committee.  Our Audit Committee’s Report can be found in the Company’s 2009 Proxy Statement.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of March 31, 2009.

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

May 29, 2009

/s/ Bruce S. Rosenbloom

Bruce S. Rosenbloom

Chief Financial Officer

May 29, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
PetMed Express, Inc:

We have audited PetMed Express, Inc. and Subsidiaries’ (hereafter referred to as “PetMed”) internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  PetMed’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, PetMed Express, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of PetMed Express, Inc. and our report dated May 29, 2009 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

McGladrey & Pullen, LLP

New York, New York
May 29, 2009

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2009, the end of the period covered by this report (the "Evaluation Date").  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date, that our disclosure controls and procedures were effective such that the information relating to PetMed Express, Inc., including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2009 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that the Company maintained effective internal control over financial reporting as of March 31, 2009, as stated in our report which is included herein. Our internal control over financial reporting as of March 31, 2009 has been audited by McGladrey & Pullen LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2009, relating to our 2009 Annual Meeting of Stockholders to be held on July 31, 2009, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2009, relating to our 2009 Annual Meeting of Stockholders to be held on July 31, 2009, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item (other than information required by Item 201(d) of Regulation S-K with respect to equity compensation plans, which is set forth under Item 5. in this Annual Report on Form 10-K) will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2009, relating to our 2009 Annual Meeting of Stockholders to be held on July 31, 2009, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2009, relating to our 2009 Annual Meeting of Stockholders to be held on July 31, 2009, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2009, relating to our 2009 Annual Meeting of Stockholders to be held on July 31, 2009, and is incorporated herein by reference.

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

10.8

Employment Letter with Bruce Rosenbloom dated May 30, 2001 (incorporated by reference to Exhibit 10 of the Registrant’s Form 8-K on April 7, 2009).

(14)

Corporate Code of Ethics

14.1

Corporate Code of Ethics (incorporated by reference to our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders held on August 6, 2004).

(21)

Subsidiaries of Registrant

21.1

Subsidiaries of Registrant*

(31)

Certifications

31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*

31.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*

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

Dated: June 1, 2009

PETMED EXPRESS, INC. (the “registrant”)

By: /s/ Menderes Akdag
Menderes Akdag Chief Executive Officer and President (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on June 1, 2009.

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