Form 10-Q
period 2009-06-30
PETMED EXPRESS INC
filed 2009-08-03
CIK 1040130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,828,503 Common Shares, $.001 par value per share at August 3, 2009.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2009	March 31, 2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$59,503	$30,126
Accounts receivable, less allowance for doubtful accounts of $67 and $59, respectively	3,313	2,881
Inventories - finished goods	16,134	26,778
Prepaid expenses and other current assets	925	754
Deferred tax assets	1,084	724
Prepaid income taxes	-	362
Total current assets	80,959	61,625
Long term investments	14,430	14,430
Property and equipment, net	4,890	5,058
Intangible assets	850	850
Total assets	$101,129	$81,963

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$10,124	$4,817
Accrued expenses and other current liabilities	2,721	2,178
Income taxes payable	4,019	-
Total current liabilities	16,864	6,995
Deferred tax liabilities	456	-
Total liabilities	17,320	6,995
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.001 par value, 5,000 shares authorized; 3 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized; 22,728 and 22,687 shares issued and outstanding, respectively	23	23
Additional paid-in capital	766	-
Retained earnings	83,231	75,156
Accumulated other comprehensive loss	(220)	(220)
Total shareholders' equity	83,809	74,968
Total liabilities and shareholders' equity	$101,129	$81,963

 See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts)(Unaudited)

	Three Months Ended June 30,
	2009	2008

Sales	$77,169	$68,367
Cost of sales	47,883	42,577

Gross profit	29,286	25,790

Operating expenses:
General and administrative	6,493	5,812
Advertising	9,872	10,060
Depreciation and amortization	322	156
Total operating expenses	16,687	16,028

Income from operations	12,599	9,762

Other income:
Interest income, net	61	309
Other, net	2	161
Total other income	63	470

Income before provision for income taxes	12,662	10,232

Provision for income taxes	4,587	3,611

Net income	$8,075	$6,621

Net income per common share:
Basic	$0.36	$0.28
Diluted	$0.36	$0.28

Weighted average number of common shares outstanding:
Basic	22,524	23,523
Diluted	22,682	23,672

  See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)(Unaudited)

	Three Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$8,075	$6,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	322	156
Share based compensation	337	304
Deferred income taxes	96	(47)
Bad debt expense	24	44
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Accounts receivable	(455)	(1,514)
Inventories - finished goods	10,644	(6,843)
Prepaid income taxes	362	-
Prepaid expenses and other current assets	(171)	(296)
Accounts payable	5,461	4,427
Income taxes payable	4,019	3,400
Accrued expenses and other current liabilities	543	373
Net cash provided by operating activities	29,257	6,625

Cash flows from investing activities:
Net change in investments	-	12,620
Purchases of property and equipment	(309)	(213)
Net cash (used in) provided by investing activities	(309)	12,407

Cash flows from financing activities:
Purchases of treasury stock	-	(1,087)
Proceeds from the exercise of stock options	320	348
Tax benefit related to stock options exercised	109	32
Net cash provided by (used in) financing activities	429	(707)

Net increase in cash and cash equivalents	29,377	18,325
Cash and cash equivalents, at beginning of period	30,126	20,268

Cash and cash equivalents, at end of period	$59,503	$38,593

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$-	$226

Retirement of treasury stock	$-	$563

Property and equipment purchases in accounts payable	$618	$-

  See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:  Summary of Significant Accounting Policies

Organization

PetMed Express, Inc. and subsidiaries, d/b/a 1-800-PetMeds (the “Company”), is a leading nationwide pet pharmacy. The Company markets prescription and non-prescription pet medications and other health products for dogs, cats, and horses direct to the consumer. The Company offers consumers an attractive alternative for obtaining pet medications in terms of convenience, price, and speed of delivery. The Company markets its products through national television, online, and direct mail/print advertising campaigns, which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases. The majority of all of the Company’s sales are to residents in the United States. The Company’s executive offices are located in Pompano Beach, Florida. The Company’s fiscal year end is March 31, and references herein to Fiscal 2010 or 2009 refer to the Company's fiscal years ending March 31, 2010 and 2009, respectively.

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at June 30, 2009 and the Statements of Income and Cash Flows for the three months ended June 30, 2009 and 2008. The results of operations for the three months ended June 30, 2009 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2010. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2009. The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated upon consolidation.

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

Fair Value of Financial Instruments

The carrying amounts of the Company's cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments. The Company believes that the carrying amount of its long term investments approximate fair value.

Recently Adopted Accounting Standards

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, Business Combinations, and other Generally Accepted Accounting Principles (GAAP). FSP No.142-3 was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FSP No. 142-3 did not have a significant impact on the Company’s consolidated financial statements.

In November 2008, the FASB issued Emerging Issues Task Force (“EITF’) Issue No. 08-7, “Accounting for Defensive Intangible Assets” (EITF 08-7). EITF 08-7 addresses the accounting for assets acquired in a business combination or asset acquisition that an entity does not intend to actively use, otherwise referred to as a ‘defensive asset.’ EITF 08-7 requires defensive intangible assets to be initially accounted for as a separate unit of accounting and not included as part of the cost of the acquirer’s existing intangible asset(s) because it is separately identifiable. EITF 08-7 also requires that defensive intangible assets be assigned a useful life in accordance with paragraph 11 of SFAS 142 and was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of EITF Issue No. 08-7 did not have a significant impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which emphasizes that even if there has been a significant decrease in the volume and level of activity for an asset or liability, the objective of the fair value measurement remains the same. It was effective for interim and annual reporting periods ending after June 15, 2009 (our fiscal 2010), and was to be applied prospectively. The adoption of SFAS No. 157-4 did not have a significant impact on the Company’s consolidated financial statements or the fair values of its financial assets and liabilities.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments. FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities, changes existing guidance for determining whether an impairment is other than temporary to debt securities, replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery, requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner, requires an entity to present the total other-than-temporary impairment in the statement of income with an offset for the amount recognized in other comprehensive income, and when adopting FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and 124-2 was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and 124-2 did not have a significant impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 were effective for interim reporting periods ending after June 15, 2009 (our fiscal 2010). The adoption of FSP FAS 107-1 and ABP 28-1 did not have a significant impact on the Company’s consolidated financial statements.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per common share computations for the periods presented:

	Three Months Ended June 30,
In thousands, except for per share amounts	2009	2008

Net income (numerator):

Net income	$8,075	$6,621

Shares (denominator):

Weighted average number of common shares outstanding used in basic computation	22,524	23,523
Common shares issuable upon exercise of stock options and restricted stock	148	139
Common shares issuable upon conversion of preferred shares	10	10
Shares used in diluted computation	22,682	23,672

Net income per common share:

Basic	$0.36	$0.28
Diluted	$0.36	$0.28

For the three months ended June 30, 2009 and 2008, all common stock options were included in the diluted net income per common share computation as their exercise prices were less than the average market price of the common shares for the period.

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

As a result of the adoption of SFAS No. 123R, the Company’s net income for the three months ended June 30, 2009 and 2008 includes approximately $6,000 and $61,000 of stock option compensation expense, respectively. As of June 30, 2009 and 2008, there was approximately $18,000 and $207,000, respectively, of unrecognized compensation expense related to stock option awards, which will be fully expensed in less than one year. Cash received from stock options exercised for the three months ended June 30, 2009 and 2008 was $320,000 and $348,000, respectively. The income tax benefits from stock options exercised totaled approximately $109,000 and $32,000 for the three months ended June 30, 2009 and 2008, respectively.

The PetMed Express, Inc. 1998 Stock Option Plan (the “Plan”), provided for the issuance of qualified options to officers and key employees, and nonqualified options to directors, consultants and other service providers, to purchase the Company’s common stock. The Company had reserved 5.0 million shares of common stock for issuance under the Plan. The exercise prices of options issued under the Plan had to be equal to or greater than the market price of the Company's common stock as of the date of issuance. The Company had 105,280 and 330,508 options outstanding under the Plan at June 30, 2009 and 2008, respectively. Options generally vested ratably over a three-year period commencing on the first anniversary of the grant with respect to options granted to employees/directors under the Plan. No options have been issued since May 2005. The 1998 Plan expired on July 31, 2008.

On July 28, 2006, the Company received shareholder approval for the adoption of the 2006 Employee Equity Compensation Restricted Stock Plan (the “Employee Plan”) and the 2006 Outside Director Equity Compensation Restricted Stock Plan (the “Director Plan”). The purpose of the plans is to promote the interests of the Company by securing and retaining both employees and outside directors. The Company has reserved 1.0 million shares of common stock for issuance under the Employee Plan. The Company has reserved 200,000 shares of common stock for issuance under the Director Plan. The value of the restricted stock is determined based on the market value of the stock at the issuance date. The restriction period or forfeiture period is determined by the Company’s Board and is to be no less than one year and no more than ten years. The Company did not issue any shares of restricted stock during the quarter. The Company had 246,609 restricted common shares issued under the Employee Plan and 68,000 restricted common shares issued under the Director Plan at June 30, 2009, all shares of which were issued subject to a restriction or forfeiture period which will lapse ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period. For the three months ended June 30, 2009 and 2008, the Company recognized $331,000 and $243,000, respectively, of restricted stock compensation expense related to the Employee and Director Plans. At June 30, 2009 and 2008, there was $1.4 million and $1.6 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the next three years.

Note 4:  Long Term Investments

The Company’s investment portfolio consists of auction rate securities (“ARS”), which are investments with contractual maturities generally between 20 to 30 years, in the form of municipal bonds and preferred stock, whose interest rates are reset, typically every seven to twenty-eight days, through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. Beginning in February 2008, auctions failed for the ARS held because sell orders exceeded buy orders. These failures are not believed to be a credit issue, but rather are caused by a lack of liquidity. The funds associated with these failed auctions may not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. As a result, these securities with failed auctions have been reclassified as long-term assets in the Condensed Consolidated Balance Sheet due to the fact that they were not currently trading at such date, and conditions in the general markets created uncertainty as to when successful auctions would be reestablished. These ARS are recorded at estimated fair value and have variable interest rates that are recorded as interest income. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, temporary investments are accounted for as trading securities. Trading securities are securities that are bought and held principally for the purpose of selling in the near term. In Fiscal 2008, the Company reclassified the majority of its ARS from temporary investments to long term investments due to the widespread auction failures occurring in February 2008, as it was unknown if the Company would be able to liquidate these securities within one year. Long term investments are classified as available-for-sale, with any changes in fair value to be reflected in other comprehensive income. The Company evaluates its long term investments for impairment and whether impairment is other-than-temporary, and measurement of an impairment loss as a charge to net income. Unrealized gains and losses are deemed temporary and are included in accumulated other comprehensive income. The Company recognized a temporary impairment on its ARS investments during Fiscal 2009. The Company does not believe that the underlying credit quality of the assets has been impacted; however the temporary impairment is mainly due to the lack of liquidity. The Company has changed its investment policy and is currently trying to liquidate all ARS and is holding all excess cash in a money market account and other short term investments. The following is a summary of our investments:

	June 30, 2009	March 31, 2009
Investments (In thousands)

Long term investments	14,430	14,430

Total investments	$14,430	$14,430

The long term investment balances consist of ARS investments. Our ARS consist of closed-end fund preferred ARS, whose interest rates are reset, typically every seven to twenty-eight days. These ARS are currently rated AAA, the highest rating available by a rating agency. As of March 31, 2009, the fair value was based upon an assessment by an outside third party. As of June 30, 2009, the Company held $14.7 million (par) in ARS, which were classified as long term investments and the Company recorded an unrealized impairment loss of $219,750, in the fourth quarter of fiscal 2009, within accumulated other comprehensive income (loss) based upon an assessment of the fair value of these ARS. The $219,750 impairment was recorded as temporary due to the fact that the Company has both the ability and intent to hold these securities until anticipated recovery or maturity.

Note 5:  Fair Value

Effective April 1, 2008, the Company adopted SFAS 157, except as it applies to nonfinancial assets and nonfinancial liabilities subject to Staff Position SFAS 157-2. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

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

		Fair Value Measurement at June 30, 2009 Using
	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

(In thousands)
Assets:
Overnight Repurchase	$6,445	$6,445	$-	$-
Money market funds	53,058	53,058	-	-
Auction rate securities	14,430	-	-	14,430

	$73,933	$59,503	$-	$14,430

The following table is a reconciliation of financial assets measured at fair value using unobservable inputs (Level 3) during the year ended June 30, 2009:

Auction Rate Securities Quarter Ended June 30, 2009

(In thousands)

Balance, beginning of period	$14,430
Transfer into Level 3	-
Total unrealized loss included in other comprehensive income	-
Balance, end of period	$14,430

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

Note 6:  Commitments and Contingencies

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

Note 7:  Subsequent Event

On August 3, 2009 our Board of Directors declared a $0.10 per share dividend. The Board established an August 14, 2009 record date and an August 31, 2009 payment date. Based on the outstanding share balance as of July 31, 2009 the Company estimates the dividend payable to be approximately $2.3 million.

Additionally, in July 2009 the Company was able to liquidate approximately $2.0 million of its ARS investments. As of August 3, 2009, the Company now has approximately $12.7 million in ARS investments. Also, on July 31, 2009 the Board of Directors approved the issuance of 83,850 restricted shares to the employees and Board of the Company. All shares of which were issued are subject to a restriction or forfeiture period which will lapse ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period.

The Company evaluated subsequent events as of August 3, 2009.

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

The Company markets its products through national television, online, and direct mail/print advertising campaigns which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases. The Company’s sales consist of products sold mainly to retail consumers and minimally to wholesale customers. The Company’s sales returns average was approximately 1.4% and 1.5% for the quarters ended on June 30, 2009 and 2008, respectively. The three-month average retail purchase was approximately $84 per order for the quarter ended June 30, 2009, compared to $87 per order for the quarter ended June 30, 2008. The decrease in the average order for the first quarter of Fiscal 2010 was due to some customers buying smaller quantities, for example, three packs rather than six packs, which may be attributed to a more frugal consumer.

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

Revenue recognition

The Company generates revenue by selling pet medication products mainly to retail consumers and minimally to wholesale customers. The Company’s policy is to recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the consumer. Outbound shipping and handling fees are included in sales and are billed upon shipment. Shipping expenses are included in cost of sales.

The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize accounts receivable balances relative to sales. The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends. At June 30, 2009 and 2008 the allowance for doubtful accounts was approximately $67,000 and $62,000, respectively.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. At June 30, 2009 and 2008, the inventory reserve was approximately $122,000 and $187,000, respectively.

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

Results of Operations

The following should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended June 30,
	2009	2008

Sales	100.0%	100.0%
Cost of sales	62.0	62.3

Gross profit	38.0	37.7

Operating expenses:
General and administrative	8.4	8.5
Advertising	12.8	14.7
Depreciation and amortization	0.4	0.2
Total operating expenses	21.6	23.4

Income from operations	16.4	14.3

Total other income	-	0.7

Income before provision for income taxes	16.4	15.0

Provision for income taxes	5.9	5.3

Net income	10.5%	9.7%

Three Months Ended June 30, 2009 Compared With Three Months Ended June 30, 2008

Sales

Sales increased by approximately $8.8 million, or 12.9%, to approximately $77.2 million for the quarter ended June 30, 2009, from approximately $68.4 million for the quarter ended June 30, 2008. The increase in sales for the three months ended June 30, 2009 was primarily due to increased reorders and new orders. The Company has committed certain dollar amounts specifically designated towards television, direct mail/print, and online advertising to stimulate sales, create brand awareness, and acquire new customers. The Company acquired approximately 297,000 new customers for the quarter ended June 30, 2009, compared to approximately 267,000 new customers for the same period the prior year. There can be no assurances that this growth trend will continue, due to increasing competition from veterinarians and traditional and online retailers.

The following chart illustrates sales by various sales classifications:

	Three Months Ended June 30,
Sales (In thousands)	2009	%	2008	%	$ Variance	% Variance

Reorder Sales	$53,994	70.0%	$46,232	67.6%	$7,762	16.8%
New Order Sales	$23,175	30.0%	$22,135	32.4%	$1,040	4.7%

Total Net Sales	$77,169	100.0%	$68,367	100.0%	$8,802	12.9%

Internet Sales	$51,811	67.1%	$43,744	64.0%	$8,067	18.4%
Contact Center Sales	$25,358	32.9%	$24,623	36.0%	$735	3.0%

Total Net Sales	$77,169	100.0%	$68,367	100.0%	$8,802	12.9%

The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm, and flea and tick medications.  For the quarters ended June 30, September 30, December 31, and March 31 of Fiscal 2009, the Company’s sales were approximately 31%, 27%, 20%, and 22%, respectively.

Cost of sales

Cost of sales increased by approximately $5.3 million, or 12.5%, to approximately $47.9 million for the quarter ended June 30, 2009, from approximately $42.6 million for the quarter ended June 30, 2008. The increase in cost of sales is directly related to the increase in sales in the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008. As a percent of sales, the cost of sales was 62.0% and 62.3% for the quarters ended June 30, 2009 and 2008, respectively. The percentage decrease can be attributed to a reduction in freight expenses due to a shift from priority to standard shipping, offset by increases in our product costs.

Gross profit

Gross profit increased by approximately $3.5 million, or 13.6%, to approximately $29.3 million for the quarter ended June 30, 2009, from approximately $25.8 million for the quarter ended June 30, 2008. Gross profit as a percentage of sales was 38.0% and 37.7% for the three months ended June 30, 2009 and 2008, respectively. The percentage increase can be attributed to a reduction in freight expenses due to a shift from priority to standard shipping, offset by increases in our product costs.

General and administrative expenses

General and administrative expenses increased by approximately $681,000, or 11.7%, to approximately $6.5 million for the quarter ended June 30, 2009, from approximately $5.8 million for the quarter ended June 30, 2008. The increase in general and administrative expenses for the three months ended June 30, 2009 was primarily due to the following: a $308,000 increase to payroll expenses related to the addition of new employees in the customer care and pharmacy departments enabling the company to sustain its growth; a $181,000 increase in credit card and bank service fees which is directly attributable to increased sales in the quarter; a $127,000 increase to property expenses which can be directly attributed to increased rent due to the 15,000 square feet warehouse and pharmacy expansion; a $80,000 increase in professional fees, with the majority of the increase relating to legal fees; and a $16,000 increase in other expenses, including travel expenses, license fees, and telephone expenses. Offsetting the increase was a $31,000 reduction in other expenses, including bad debt expense, insurance expenses, and office expenses.

Advertising expenses

Advertising expenses decreased by approximately $188,000, or 1.9%, to approximately $9.9 million for the quarter ended June 30, 2009, from approximately $10.1 million for the quarter ended June 30, 2008. During the quarter the Company planned to commit certain amounts specifically designated towards television, direct mail/print, and online advertising to stimulate sales, create brand awareness, and acquire new customers. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, for the quarter ended June 30, 2009 was $33, compared to $38 for the same period the prior year. Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, increased advertising spending, and price competition from veterinarians and other retailers of pet medications. Historically, the advertising environment fluctuates due to supply and demand. A more favorable advertising environment may positively impact future new order sales, whereas a less favorable advertising environment may negatively impact future new order sales. As a percentage of sales, advertising expense was 12.8% and 14.7% for the three months ended June 30, 2009 and 2008, respectively. The decrease in advertising expense as a percentage of total sales for the quarter ended June 30, 2009 can be attributed to increased sales with declining new customer acquisition costs. The Company currently anticipates advertising as a percentage of sales to range from approximately 12.0% to 13.0% for Fiscal 2010. However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability. For the fiscal year ended March 31, 2009, quarterly advertising expenses as a percentage of sales ranged between 11% and 15%.

Depreciation and amortization expenses

Depreciation and amortization expenses increased by approximately $166,000, or 107%, to approximately $322,000 for the quarter ended June 30, 2009, from approximately $156,000 for the quarter ended June 30, 2008. This increase to depreciation and amortization expense for the quarter ended June 30, 2009 can be attributed to an increase in new property and equipment additions relating to the warehouse, pharmacy, and customer call centers expansion in Fiscal 2009.

Other income

Other income decreased by approximately $407,000, or 86.6%, to approximately $63,000 for the quarter ended June 30, 2009 from approximately $470,000 for the quarter ended June 30, 2008. The decrease to other income can be primarily attributed to decreased interest income due to a reduction in interest rates. The decrease can also be attributed to a reduction in advertising revenue generated from our website. Interest income may decrease in the future due to a reduction in interest rates and also as the Company utilizes its cash balances on its $20.0 million share repurchase plan, with approximately $10.0 million remaining as of June 30, 2009, or on its operating activities.

Provision for income taxes

For the quarters ended June 30, 2009 and 2008, the Company recorded an income tax provision for approximately $4.6 million and $3.6 million, respectively. The effective tax rate for the quarters ended June 30, 2009 and 2008 were 36.2% and 35.3%, respectively. The Company estimates its effective tax rate will be approximately 36.0% in Fiscal 2010.

Liquidity and Capital Resources

The Company’s working capital at June 30, 2009 and March 31, 2009 was $64.1 million and $54.6 million, respectively. The $9.5 million increase in working capital was primarily attributable to cash flow generated from operations. Net cash provided by operating activities was $29.3 million and $6.6 million for the three months ended June 30, 2009 and 2008, respectively. Net cash used in investing activities was $308,000 for the quarter ended June 30, 2009, compared to net cash provided by investing activities of $12.4 million for the same period in the prior year. This change can be attributed to an increased amount of investment redemptions in the prior quarter. Net cash provided by financing activities was $429,000 for the quarter ended June 30, 2009, compared to net cash used in financing activities of $707,000 for the same period in the prior year. This increase was primarily due the Company repurchasing 92,900 shares of its common stock for approximately $1.1 million during the first quarter of Fiscal 2009, compared to the Company repurchasing no shares of its common stock during the first quarter of Fiscal 2010. As of June 30, 2009 the Company had approximately $10.0 million remaining under the Company’s share repurchase plan. Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan.

The Company had $14.7 million (par) invested in auction rate securities (“ARS”) which were classified as long term investments in our financial statements as of June 30, 2009. Our ARS investments are not mortgage-backed based but are municipal-based and the securities underlying the ARS are currently rated AAA, the highest rating available by a rating agency. Our ARS consist of closed-end fund preferred ARS, whose interest rates are reset, typically every seven to twenty-eight days. In Fiscal 2010, the fair value of investments was based upon a valuation assessment by an outside third party. As of March 31, 2009, the Company held $14.7 million (par) in ARS, which were classified as long term investments and the Company recorded an unrealized impairment loss of $219,750, in the fourth quarter of fiscal 2009, within accumulated other comprehensive income (loss), based upon an assessment of the fair value of these ARS. The $219,750 impairment was recorded as temporary due to the fact that the Company has both the ability and intent to hold these securities until anticipated recovery or maturity. However, it could take until the final maturity or issuer refinancing of the underlying debt for us to realize the recorded value of our investments in these securities. If the issuers of our ARS are unable to successfully close future auctions or redeem or refinance the securities and their credit ratings deteriorate, we may in the future be required to record an additional impairment charge on these investments, or may need to sell these securities on a secondary market. Although we believe we will be able to liquidate our investments in these securities without any significant loss, the timing and financial impact of such an outcome is uncertain. Based on our expected cash expenditures, our cash and cash equivalents balance, and other potential sources of cash, we do not anticipate that the potential lack of liquidity of these investments in the near term will adversely affect our ability to execute our current business plan.

As of June 30, 2009 and 2008 the Company had no outstanding lease commitments except for the lease for its 65,300 square foot executive offices, warehouse facility, and pharmacy and customer care contact centers. We are not currently bound by any long or short term agreements for the purchase or lease of capital expenditures. Any amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Presently, we have approximately $600,000 forecasted for capital expenditures to further support and maintain the Company’s growth for the remainder of Fiscal 2010, which will be funded through cash from operations. The Company’s source of working capital includes cash from operations and the exercise of stock options. The Company presently has no need for alternative sources of working capital, and has no commitments or plans to obtain additional capital. For the fiscal year ended June 30, 2009, the Company did not engage in any off-balance sheet transactions.

Cautionary Statement Regarding Forward-Looking Information

Certain information in this Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the words "believes," "intends," "expects," "may," "will," "should," "plans," "projects," "contemplates," "intends," "budgets," "predicts," "estimates," "anticipates," or similar expressions. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report.  When used in this quarterly report on Form 10-Q, "PetMed Express," "1-800-PetMeds," "PetMeds," "PetMed," "PetMeds.com," "PetMed.com," "PetMed Express.com," "the Company," "we," "our," and "us" refers to PetMed Express, Inc. and our subsidiaries.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, short and long term investments, accounts receivable, and accounts payable. The book values of cash equivalents, short and long term investments, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and investments. As of June 30, 2009, we had $59.5 million in cash and cash equivalents and $14.4 million in long term investments. A majority of our cash and cash equivalents, and investments generate interest income based on prevailing interest rates.

A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments. It would also impact the market value of our investments. Our investments are subject to market risk, primarily interest rate and credit risk. Our investments are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our investments to high-quality debt instruments with both short and long term maturities. We do not hold any derivative financial instruments that could expose us to significant market risk. At June 30, 2009, we had no debt obligations.

ITEM 4.   CONTROLS AND PROCEDURES.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended June 30, 2009, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective such that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act: (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes made in our internal controls over financial reporting or in other factors that could significantly affect, or are reasonably likely to materially affect, our internal controls over financial reporting during the period covered by this report.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our annual report on Form 10-K for fiscal year 2009 for additional information concerning these and other uncertainties that could negatively impact the Company.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not make any sales of unregistered securities during the first quarter of Fiscal 2010.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares during the first quarter of Fiscal 2010. As of June 30, 2009 the Company had approximately $10.0 million remaining under the Company’s share repurchase plan.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our Annual Meeting of Stockholders in Ft. Lauderdale, Florida on July 31, 2009.  Stockholders voted on the following proposals:

1.

To elect five Directors to the Board of Directors for a one-year term expiring in 2010;

2.

To ratify the appointment of McGladrey & Pullen, LLP, as the independent registered public accounting firm for the Company to serve for the 2010 fiscal year;

With a majority of the outstanding shares voting either by proxy or in person, PetMed Express, Inc. stockholders approved proposals 1 and 2, with voting as follows:

Proposal 1.	For	Abstain/ Withhold

Election of directors:
Menderes Akdag	20,168,190	294,392
Frank J. Formica	20,192,202	270,380
Gian M. Fulgoni	20,211,342	251,240
Ronald J. Korn	20,209,902	252,680
Robert C. Schweitzer	20,209,840	252,742

Proposal 2.	For	Against	Abstain

To ratify the appointment of McGladrey & Pullen, LLP, as the independent registered public accounting firm for the Company.	19,780,361	662,012	20,209

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS

The following exhibits are filed as part of this report.

31.1

Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009, Commission File No. 000-28827).

31.2

Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009, Commission File No. 000-28827).

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009, Commission File No. 000-28827).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.

(The “Registrant”)

Date: August 3, 2009

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

JUNE 30, 2009

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