Form 10-Q
period 2009-09-30
PETMED EXPRESS INC
filed 2009-11-02
CIK 1040130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,841,203 Common Shares, $.001 par value per share at November 2, 2009.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	March 31,
	2009	2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$56,188	$30,126
Accounts receivable, less allowance for doubtful
accounts of $56 and $59, respectively	2,747	2,881
Inventories - finished goods	15,946	26,778
Prepaid expenses and other current assets	959	754
Deferred tax assets	964	724
Prepaid income taxes	1,889	362
Total current assets	78,693	61,625

Long term investments	12,312	14,430
Property and equipment, net	4,752	5,058
Intangible assets	850	850

Total assets	$96,607	$81,963

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$5,422	$4,817
Accrued expenses and other current liabilities	2,306	2,178
Total current liabilities	7,728	6,995

Deferred tax liabilities	446	-

Total liabilities	8,174	6,995

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 5,000 shares authorized;
3 convertible shares issued and outstanding with a
liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized;
22,835 and 22,687 shares issued and outstanding, respectively	23	23
Additional paid-in capital	1,376	-
Retained earnings	87,213	75,156
Accumulated other comprehensive loss	(188)	(220)

Total shareholders' equity	88,433	74,968

Total liabilities and shareholders' equity	$96,607	$81,963

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts)(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Sales	$62,447	$59,569	$139,616	$127,936
Cost of sales	38,765	36,710	86,648	79,287

Gross profit	23,682	22,859	52,968	48,649

Operating expenses:
General and administrative	5,777	5,617	12,270	11,429
Advertising	7,752	8,660	17,624	18,720
Depreciation and amortization	323	162	645	318
Total operating expenses	13,852	14,439	30,539	30,467

Income from operations	9,830	8,420	22,429	18,182

Other income:
Interest income, net	58	353	119	662
Other, net	1	168	3	329
Total other income	59	521	122	991

Income before provision for income taxes	9,889	8,941	22,551	19,173

Provision for income taxes	3,624	3,120	8,211	6,731

Net income	$6,265	$5,821	$14,340	$12,442

Net income per common share:
Basic	$0.28	$0.25	$0.64	$0.53
Diluted	$0.28	$0.25	$0.63	$0.53

Weighted average number of common shares outstanding:
Basic	22,614	23,485	22,569	23,504
Diluted	22,755	23,670	22,718	23,671

Cash dividends declared per common share	$0.10	$-	$0.10	$-

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)(Unaudited)

	Six Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$14,340	$12,442
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	645	318
Share based compensation	722	680
Deferred income taxes	206	43
Bad debt expense	47	39
(Increase) decrease in operating assets
and increase (decrease) in liabilities:
Accounts receivable	87	(494)
Inventories - finished goods	10,832	3,325
Prepaid income taxes	(1,527)	(518)
Prepaid expenses and other current assets	(205)	(724)
Accounts payable	849	3,542
Income taxes payable	-	(185)
Accrued expenses and other current liabilities	109	192
Net cash provided by operating activities	26,105	18,660

Cash flows from investing activities:
Net change in investments	2,150	(8,755)
Purchases of property and equipment	(583)	(355)
Net cash provided by (used in) investing activities	1,567	(9,110)

Cash flows from financing activities:
Dividends paid	(2,264)	-
Purchases of treasury stock	-	(2,192)
Proceeds from the exercise of stock options	476	1,231
Tax benefit related to stock options exercised	178	110
Net cash used in financing activities	(1,610)	(851)

Net increase in cash and cash equivalents	26,062	8,699
Cash and cash equivalents, at beginning of period	30,126	20,268

Cash and cash equivalents, at end of period	$56,188	$28,967

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$9,355	$7,281

Retirement of treasury stock	$-	$2,226

Property and equipment purchases in accounts payable	$528	$-

Dividends payable in accrued expenses	$19	$-

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

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at September 30, 2009 and the Statements of Income for the three and six months ended September 30, 2009 and 2008, and Cash Flows for the six months ended September 30, 2009 and 2008.  The results of operations for the three and six months ended September 30, 2009 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2010.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2009.  The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries.  All significant intercompany transactions have been eliminated upon consolidation.

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

Recent Accounting Pronouncements

In June 2009, The Financial Accounting Standards Board ("FASB") established the Accounting Standards Codification (“the Codification” or “ASC”).  The FASB issued Accounting Standards Update (“ASU”) No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded and all other accounting guidance not included in the Codification will be considered non-authoritative.  The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue the ASU which will serve to update the Codification, provide background information about the guidance, and provide the basis for conclusions on the changes to the Codification.  The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented.  The Codification is effective for our second quarter ended September 30, 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In August 2009, FASB issued ASU No. 2009-05 which amends Fair Value Measurements and Disclosures – Overall (ASC Topic 820-10) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update is effective for our third quarter ending December 31, 2009.

The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Note 2:

Net Income Per Share

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” (ASC Topic 260) basic net income per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted net income per common share includes the dilutive effect of potential stock options exercised, restricted stock, and the effects of the potential conversion of preferred shares, calculated using the treasury stock method.  Outstanding stock options, restricted stock, and convertible preferred shares issued by the Company represent the only dilutive effect reflected in diluted weighted average shares outstanding.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per common share computations for the periods presented:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
In thousands, except for per share amounts	2009	2008	2009	2008
Net income (numerator):

Net income	$6,265	$5,821	$14,340	$12,442

Shares (denominator):

Weighted average number of common shares
outstanding used in basic computation	22,614	23,485	22,569	23,504
Common shares issuable upon exercise
of stock options and restricted stock	131	175	139	157
Common shares issuable upon conversion
of preferred shares	10	10	10	10
Shares used in diluted computation	22,755	23,670	22,718	23,671

Net income per common share:

Basic	$0.28	$0.25	$0.64	$0.53
Diluted	$0.28	$0.25	$0.63	$0.53

For the three and six months ended September 30, 2009 and 2008, all common stock options were included in the diluted net income per common share computation as their exercise prices were less than the average market price of the common shares for the period.

Note 3:

Accounting for Stock-Based Compensation

The Company records compensation expense associated with stock options in accordance with SFAS No. 123R, “Share Based Payment,” which is a revision of SFAS No. 123 (ASC Topic 260).  The Company adopted the modified prospective transition method provided under SFAS No. 123R (ASC Topic 260). Under this transition method, compensation expense associated with stock options recognized in the first quarter of fiscal year 2007, and in subsequent quarters, includes expense related to the remaining unvested portion of all stock option awards granted prior to April 1, 2006, the estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 (ASC Topic 260).  The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of general and administrative expenses.

As a result of the adoption of SFAS No. 123R (ASC Topic 260), the Company’s net income for the three months ended September 30, 2009 and 2008 includes approximately $6,000 and $61,000 of stock option compensation expense, respectively, and for the six months ended September 30, 2009 and 2008 includes approximately $12,000 and $122,000.  As of September 30, 2009 and 2008, there was approximately $12,000 and $146,000, respectively, of unrecognized compensation expense related to stock option awards, which will be fully expensed at the end of Fiscal 2010.  Cash received from stock options exercised for the three months ended September 30, 2009 and 2008 was $156,000 and $883,000, respectively, and for the six months ended September 30, 2009 and 2008 cash received from stock options exercised was $476,000 and $1,231,000, respectively.  The income tax benefits from stock options exercised totaled approximately $178,000 and $110,000 for the six months ended September 30, 2009 and 2008, respectively.

The PetMed Express, Inc. 1998 Stock Option Plan (the “Plan”), provided for the issuance of qualified options to officers and key employees, and nonqualified options to directors, consultants, and other service providers, to purchase the Company’s common stock.  The Company had reserved 5.0 million shares of common stock for issuance under the Plan.  The exercise prices of options issued under the Plan had to be equal to or greater than the market price of the Company's common stock as of the date of issuance.  The Company had 81,597 and 234,350 options outstanding under the Plan at September 30, 2009 and 2008, respectively.  Options generally vested ratably over a three-year period commencing on the first anniversary of the grant with respect to options granted to employees/directors under the Plan.  No options have been issued since May 2005.  The 1998 Plan expired on July 31, 2008.

On July 28, 2006, the Company received shareholder approval for the adoption of the 2006 Employee Equity Compensation Restricted Stock Plan (the “Employee Plan”) and the 2006 Outside Director Equity Compensation Restricted Stock Plan (the “Director Plan”).  The purpose of the plans is to promote the interests of the Company by securing and retaining both employees and outside directors.  The Company has reserved 1.0 million shares of common stock for issuance under the Employee Plan.  The Company has reserved 200,000 shares of common stock for issuance under the Director Plan.  The value of the restricted stock is determined based on the market value of the stock at the issuance date.  The restriction period or forfeiture period is determined by the Company’s Board and is to be no less than one year and no more than ten years.  During the quarter, on July 31, 2009 the Board of Directors approved the issuance of 83,850 restricted shares to the employees and outside directors of the Company.  The Company had 305,826 restricted common shares issued under the Employee Plan and 92,000 restricted common shares issued under the Director Plan at September 30, 2009, all shares of which were issued subject to a restriction or forfeiture period which will lapse ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period.  For the three months ended September 30, 2009 and 2008, the Company recognized $379,000 and $315,000, respectively, and for the six months ended September 30, 2009 and 2008 the Company recognized $710,000 and $558,000, respectively, of restricted stock compensation expense related to the Employee and Director Plans.  At September 30, 2009 and 2008, there was $2.6 million and $2.5 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the next three years.

Note 4:

Long Term Investments

The Company’s investment portfolio consists of auction rate securities (“ARS”), which are investments with contractual maturities generally between 20 to 30 years, in the form of municipal bonds and preferred stock, whose interest rates are reset, typically every seven to twenty-eight days, through an auction process.  At the end of each reset period, investors can sell or continue to hold the securities at par.  Beginning in February 2008, auctions failed for the ARS held because sell orders exceeded buy orders.  These failures are not believed to be a credit issue, but rather are caused by a lack of liquidity.  The funds associated with these failed auctions may not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.  As a result, these securities with failed auctions have been reclassified as long-term assets in the Condensed Consolidated Balance Sheet due to the fact that they were not currently trading at such date, and conditions in the general markets created uncertainty as to when successful auctions would be reestablished.  These ARS are recorded at estimated fair value and have variable interest rates that are recorded as interest income.  In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (ASC Topic 320), temporary investments are accounted for as trading securities.  Trading securities are securities that are bought and held principally for the purpose of selling in the near term.  In Fiscal 2008, the Company reclassified the majority of its ARS from temporary investments to long term investments due to the widespread auction failures occurring in February 2008, as it was unknown if the Company would be able to liquidate these securities within one year.  Long term investments are classified as available-for-sale, with any changes in fair value to be reflected in other comprehensive income.  The Company evaluates its long term investments for impairment and whether impairment is other-than-temporary, and measurement of an impairment loss as a charge to net income.  Unrealized gains and losses are deemed temporary and are included in accumulated other comprehensive income.  The Company recognized a temporary impairment on its ARS investments during Fiscal 2009.  The Company does not believe that the underlying credit quality of the assets has been impacted; however the temporary impairment is mainly due to the lack of liquidity.  The Company is currently trying to liquidate all ARS and is holding all excess cash in a money market account and other short term investments.  The following is a summary of our investments:

	September 30,	March 31,
Investments (In thousands)	2009	2009

Long term investments	$12,312	$14,430

Total investments	$12,312	$14,430

The long term investment balances consist of ARS investments.  Our ARS consist of closed-end fund preferred ARS, whose interest rates are reset, typically every seven to twenty-eight days. These ARS are currently rated AAA, the highest rating available by a rating agency.

As of March 31, 2009, the fair value of our ARS investments was based upon an assessment by an outside third party.  During the quarter ended September 30, 2009, the Company was able to liquidate approximately $2.2 million of its ARS investments at par value.  As of September 30, 2009, the Company held $12.5 million (par) in ARS, which were classified as long term investments and the Company recorded an unrealized impairment loss of $187,500, within accumulated other comprehensive loss based upon an assessment by an outside third party.  The $187,500 impairment was recorded as temporary due to the fact that the Company has both the ability and intent to hold these securities until anticipated recovery or maturity.

Note 5:

Fair Value

Effective April 1, 2008, the Company adopted SFAS 157 (ASC Topic 820), except as it applies to nonfinancial assets and nonfinancial liabilities subject to Staff Position SFAS 157-2 (ASC Topic 820).  SFAS 157 (ASC Topic 820) clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

SFAS 157 (ASC Topic 820) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

		Fair Value Measurement at September 30, 2009 Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
(In thousands)	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$56,188	$56,188	$-	$-
Auction rate securities	12,312	-	-	12,312

	$68,500	$56,188	$-	$12,312

The following table is a reconciliation of financial assets measured at fair value using unobservable inputs (Level 3) during the year ended September 30, 2009:

Auction Rate
Securities
Quarter Ended
(In thousands)	September 30, 2009

Balance, beginning of period	$14,430
Sales of Level 3 securities	(2,150)
Net change in unrealized loss on long term investments	32
Balance, end of period	$12,312

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

Note 6:

Changes in Stockholders’ Equity and Comprehensive Income:

Changes in stockholders’ equity for the six months ended September 30, 2009 is summarized below (in thousands):

			Accumulated
	Additional		Other
	Paid-In	Retained	Comprehensive
	Capital	Earnings	Income

Beginning balance at April 1, 2009:	$-	$75,156	$(220)
Proceeds from the exercise of stock options	476	-	-
Share based compensation	722	-	-
Tax benefit related to stock options exercised	178	-	-
Dividends declared	-	(2,283)	-
Net Income	-	14,340	-
Net change in unrealized loss on long term investments	-	-	32

Ending balance at September 30, 2009:	$1,376	$87,213	$(188)

Total comprehensive income for the three and six months ended September 30, 2009 and 2008 is summarized below (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$6,265	$5,821	$14,340	$12,442
Net change in unrealized loss on long term investments	32	-	32	-

Comprehensive income	$6,297	$5,821	$14,372	$12,442

Note 7:

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

Note 8:

Subsequent Events

In October 2009, the Company was notified that it was named as a defendant in a multi-defendant lawsuit, filed in the United States District Court for the Eastern District of Texas, Marshall Division, seeking declaratory, injunctive, and monetary relief styled Charles E. Hill & Associates, Inc. v. ABT Electronics, Inc., et al, Cause No. 2:09-CV-313.  The lawsuit alleges that the defendants are infringing on patents related to electronic catalog systems.  The Company has notified the vendor that provides it with Internet software that it is seeking indemnification.  However, at this early stage it is difficult to assess the outcome or estimate any potential loss in the event of an adverse outcome.

On November 2, 2009 our Board of Directors declared a $0.10 per share dividend.  The Board established a November 13, 2009 record date and a November 30, 2009 payment date.  Based on the outstanding share balance as of October 31, 2009 the Company estimates the dividend payable to be approximately $2.3 million.

The Company evaluated subsequent events as of November 2, 2009, the date the financial statements were issued.

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

The Company markets its products through national television, online, and direct mail/print advertising campaigns which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases.  The Company’s sales consist of products sold mainly to retail consumers and minimally to wholesale customers.  The Company’s sales returns average was approximately 1.7% and 1.6% for the quarters ended on September 30, 2009 and 2008, respectively.  The three-month average retail purchase was approximately $78 per order for the quarter ended September 30, 2009, compared to $81 per order for the quarter ended September 30, 2008.  The six-month average retail purchase was approximately $81 per order for the six months ended September 30, 2009, compared to $84 per order for the six months ended September 30, 2008.  The decrease in the average order for the quarter and the six months of Fiscal 2010 was due to some customers buying smaller quantities, for example, three packs rather than six packs, which may be attributed to a more frugal consumer due to the current economic environment.

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

The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days.  Credit card sales minimize accounts receivable balances relative to sales.  The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks.  The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends.  At September 30, 2009 and 2008 the allowance for doubtful accounts was approximately $56,000 and $41,000, respectively.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method.  The Company writes down its inventory for estimated obsolescence.  At September 30, 2009 and 2008, the inventory reserve was approximately $120,000 and $110,000, respectively.

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

Accounting for income taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (ASC Topic 740), which generally requires the recognition of deferred tax assets and liabilities for the expected future tax benefits or consequences of events that have been included in the Condensed Consolidated Financial Statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting carrying values and the tax bases of assets and liabilities, and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse.

Results of Operations

The following should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein.  The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.1	61.6	62.1	62.0

Gross profit	37.9	38.4	37.9	38.0

Operating expenses:
General and administrative	9.3	9.4	8.8	8.9
Advertising	12.4	14.5	12.6	14.6
Depreciation and amortization	0.5	0.3	0.4	0.3
Total operating expenses	22.2	24.2	21.8	23.8

Income from operations	15.7	14.2	16.1	14.2

Total other income	0.1	0.8	0.1	0.8

Income before provision for income taxes	15.8	15.0	16.2	15.0

Provision for income taxes	5.8	5.2	5.9	5.3

Net income	10.0%	9.8%	10.3%	9.7%

Three Months Ended September 30, 2009 Compared With Three Months Ended September 30, 2008, and Six Months Ended September 30, 2009 Compared With Six Months Ended September 30, 2008

Sales

Sales increased by approximately $2.8 million, or 4.8%, to approximately $62.4 million for the quarter ended September 30, 2009, from approximately $59.6 million for the quarter ended September 30, 2008.  For the six months ended September 30, 2009, sales increased by approximately $11.7 million, or 9.1%, to approximately $139.6 million compared to $127.9 million for the six months ended September 20, 2008.

The increase in sales for the three and six months ended September 30, 2009 was primarily due to increased reorder sales offset by a decrease in new order sales.  The decrease in new order sales may be attributed to a reduction in advertising spending.  The Company has committed certain dollar amounts specifically designated towards television, direct mail/print, and online advertising to stimulate sales, create brand awareness, and acquire new customers.  There can be no assurances that this growth trend will continue due to increasing competition and a reduction to the average order size.  The Company acquired approximately 233,000 new customers for the quarter ended September 30, 2009, compared to approximately 239,000 new customers for the same period the prior year.  For the six months ended September 30, 2009, the Company acquired approximately 530,000 new customers, compared to approximately 506,000 new customers for the same period the prior year.

The following chart illustrates sales by various sales classifications:

Three Months Ended September 30,
Sales (In thousands)	2009	%	2008	%	$ Variance	% Variance

Reorder Sales	$45,766	73.3%	$41,358	69.4%	$4,408	10.7%
New Order Sales	16,681	26.7	18,211	30.6	(1,530)	-8.4

Total Net Sales	$62,447	100.0%	$59,569	100.0%	$2,878	4.8%

Internet Sales	$42,152	67.5%	$38,991	65.5%	$3,161	8.1%
Contact Center Sales	20,295	32.5	20,578	34.5	(283)	-1.4

Total Net Sales	$62,447	100.0%	$59,569	100.0%	$2,878	4.8%

Six Months Ended September 30,
Sales (In thousands)	2009	%	2008	%	$ Variance	% Variance

Reorder Sales	$99,772	71.5%	$87,580	68.5%	$12,192	13.9%
New Order Sales	39,844	28.5	40,356	31.5	(512)	-1.3

Total Net Sales	$139,616	100.0%	$127,936	100.0%	$11,680	9.1%

Internet Sales	$93,963	67.3%	$82,734	64.7%	$11,229	13.6%
Contact Center Sales	45,653	32.7	45,202	35.3	451	1.0

Total Net Sales	$139,616	100.0%	$127,936	100.0%	$11,680	9.1%

The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm, and flea and tick medications.  For the quarters ended June 30, September 30, December 31, and March 31 of Fiscal 2009, the Company’s sales were approximately 31%, 27%, 20%, and 22%, respectively.

Cost of sales

Cost of sales increased by approximately $2.1 million, or 5.6%, to approximately $38.8 million for the quarter ended September 30, 2009, from approximately $36.7 million for the quarter ended September 30, 2008.  For the six months ended September 30, 2009, cost of sales increased by approximately $7.3 million, or 9.3%, to approximately $86.6 million compared to $79.3 million for the same period in the prior year.  The increase in cost of sales is directly related to the increase in sales in the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008.  As a percent of sales, the cost of sales was 62.1% and 61.6% for the quarters ended September 30, 2009 and 2008, respectively, and for the six months ended September 30, 2009 and 2008, the cost of sales was 62.1% and 62.0%, respectively.  The percentage increase for the three months can be attributed to increases in our product costs.  The percentage increase for the six months can also be attributed to increases in our product costs, offset by a reduction in freight expenses due to a shift from priority to standard shipping.

Gross profit

Gross profit increased by approximately $824,000, or 3.6%, to approximately $23.7 million for the quarter ended September 30, 2009, from approximately $22.9 million for the quarter ended September 30, 2008.  For the six months ended September 30, 2009, gross profit increased by approximately $4.4 million, or 8.9%, to approximately $53.0 million compared to $48.6 million for the same period in the prior year.  The increase in gross profit is directly related to the increase in sales in the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008.  Gross profit as a percentage of sales was 37.9% and 38.4% for the three months ended September 30, 2009 and 2008, respectively, and for the six months ended September 30, 2009 and 2008, the gross profit was 37.9% and 38.0%, respectively.  The percentage decrease for the three months can be attributed to increases in our product costs.  The percentage decrease for the six months can also be attributed to increases in our product costs, offset by a reduction in freight expenses due to a shift from priority to standard shipping.

General and administrative expenses

General and administrative expenses increased by approximately $160,000, or 2.8%, to approximately $5.8 million for the quarter ended September 30, 2009, from approximately $5.6 million for the quarter ended September 30, 2008.  For the six months ended September 30, 2009, general and administrative expenses increased by approximately $841,000, or 7.4%, to approximately $12.3 million compared to general and administrative expenses of approximately $11.4 million for the six months ended September 30, 2008.  The increase in general and administrative expenses for the three months ended September 30, 2009 was primarily due to the following: a $161,000 increase to payroll expenses related to the addition of new employees in the customer care and pharmacy departments enabling the company to sustain its growth; a $76,000 increase in credit card and bank service fees which is directly attributable to increased sales in the quarter; a $30,000 increase to property expenses which can be directly attributed to increased rent due to the 15,000 square feet warehouse and pharmacy expansion; and a net $23,000 increase in other expenses, including bad debt expenses, office expenses, and telephone expenses.  Offsetting the increase was a $130,000 reduction in professional fees, with the majority of the decrease relating to legal fees.

The increase in general and administrative expenses for the six months ended September 30, 2009 was primarily due to the following: a $469,000 increase to payroll expenses related to the addition of new employees in the customer care and pharmacy departments enabling the company to sustain its growth; a $256,000 increase in credit card and bank service fees which is directly attributable to increased sales in the period; a $157,000 increase to property expenses which can be directly attributed to increased rent due to the 15,000 square feet warehouse and pharmacy expansion; and a net $9,000 increase in other expenses, including travel expenses, bad debt expenses, office expenses, and telephone expenses.  Offsetting the increase was a $50,000 reduction in professional fees, with the majority of the decrease relating to legal fees.

Advertising expenses

Advertising expenses decreased by approximately $908,000, or 10.5%, to approximately $7.8 million for the quarter ended September 30, 2009, from approximately $8.7 million for the quarter ended September 30, 2008.  For the six months ended September 30, 2009, advertising expenses decreased by approximately $1.1 million, or 5.9%, to approximately $17.6 million compared to advertising expenses of approximately $18.7 million for the six months ended September 30, 2008.  The decrease in advertising expenses can be mainly attributed to a shortage in the remnant television advertising inventory.  During the quarter the Company planned to commit certain amounts specifically designated towards television, direct mail/print, and online advertising to stimulate sales, create brand awareness, and acquire new customers.  The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $33 for both the quarter and the six months ended September 30, 2009,  compared to $36 for the quarter ended September 30, 2008 and $37 for the six months ended September 30, 2009.  Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, increased advertising spending, and price competition from veterinarians and other retailers of pet medications.  Historically, the advertising environment fluctuates due to supply and demand.  A more favorable advertising environment may positively impact future new order sales, whereas a less favorable advertising environment may negatively impact future new order sales.  As a percentage of sales, advertising expense was 12.4% and 14.5% for the quarters ended September 30, 2009 and 2008, respectively, and 12.6% and 14.6% for the six months ended September 30, 2009 and 2008, respectively.  The decrease in advertising expense as a percentage of total sales for the quarter and six months ended September 30, 2009 can be attributed to increased sales with declining new customer acquisition costs and a reduction in advertising spending.  The Company currently anticipates advertising as a percentage of sales to range from approximately 12.0% to 13.0% for Fiscal 2010.  However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.  For the fiscal year ended March 31, 2009, quarterly advertising expenses as a percentage of sales ranged between 11% and 15%.

Depreciation and amortization expenses

Depreciation and amortization expenses increased by approximately $161,000, or 99.0%, to approximately $323,000 for the quarter ended September 30, 2009, from approximately $162,000 for the quarter ended September 30, 2008.  Depreciation and amortization expenses increased by approximately $327,000, or 103%, to approximately $645,000 for the quarter ended September 30, 2009, from approximately $318,000 for the quarter ended September 30, 2008.  This increase to depreciation and amortization expense for the quarter and six months ended September 30, 2009 can be attributed to an increase in new property and equipment additions relating to the warehouse, pharmacy, and customer call center expansion in Fiscal 2009.

Other income

Other income decreased by approximately $462,000, or 88.8%, to approximately $59,000 for the quarter ended September 30, 2009 from approximately $521,000 for the quarter ended September 30, 2008.  Other income decreased by approximately $869,000, or 87.8%, to approximately $122,000 for the quarter ended September 30, 2009 from approximately $991,000 for the quarter ended September 30, 2008.  The decrease to other income can be primarily attributed to decreased interest income due to a reduction in interest rates.  The decrease can also be attributed to a reduction in advertising revenue generated from our website.  Interest income may decrease in the future due to a reduction in interest rates and also as the Company utilizes its cash balances on its $20.0 million share repurchase plan, with approximately $10.0 million remaining as of September 30, 2009, on any quarterly dividend payment, or on its operating activities.

Provision for income taxes

For the quarters ended September 30, 2009 and 2008, the Company recorded an income tax provision of approximately $3.6 million and $3.1 million, respectively, and for the six months ended September 30, 2009 and 2008, the Company recorded an income tax provision of approximately $8.2 million and $6.7 million, respectively.  The effective tax rate for the quarters ended September 30, 2009 and 2008 were 36.6% and 34.9%, respectively, and the effective tax rate was 36.4% and 35.1% for the six months ended September 30, 2009 and 2008, respectively.  The Company estimates its effective tax rate will be approximately 36.0% in Fiscal 2010.

Liquidity and Capital Resources

The Company’s working capital at September 30, 2009 and March 31, 2009 was $71.0 million and $54.6 million, respectively.  The $16.4 million increase in working capital was primarily attributable to cash flow generated from operations, and a $2.2 million redemption of our ARS investments.  Net cash provided by operating activities was $26.1 million and $18.7 million for the six months ended September 30, 2009 and 2008, respectively.  The increase can mainly be attributed to a decrease in inventory.  Net cash provided by investing activities was $1.6 million for the six months ended September 30, 2009, compared to net cash used in investing activities of $9.1 million for the same period in the prior year.  This change can be attributed to an increased amount of investment purchases in the prior quarter.  Net cash used in financing activities was $1.6 million and $851,000 for the six months ended September 30, 2009 and 2008, respectively.  This change was primarily due to a decrease in the proceeds from the exercise of stock options.  The Company received approximately $476,000 in proceeds in the six months ended September 30, 2009 compared to proceeds of approximately $1.2 million in the six months ended September 30, 2008.  On August 3, 2009 our Board of Directors declared a $0.10 per share dividend.  The Board established an August 14, 2009 record date and an August 31, 2009 payment date.  The company paid approximately $2.3 million for its new quarterly dividend in the six months ended September 30, 2009, which was offset in the prior year by the Company repurchasing 182,400 shares of its common stock for approximately $2.2 million during the six months ended September 30, 2008.  As of September 30, 2009 the Company had approximately $10.0 million remaining under the Company’s share repurchase plan.  Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan, or on its quarterly dividend.

The Company had $12.5 million (par) invested in auction rate securities (“ARS”) which were classified as long term investments in our financial statements as of September 30, 2009.  Our ARS investments are not mortgage-backed based but are municipal-based and the securities underlying the ARS are currently rated AAA, the highest rating available by a rating agency.  Our ARS consist of closed-end fund preferred ARS, whose interest rates are reset, typically every seven to twenty-eight days. In Fiscal 2010, the fair value of investments was based upon a valuation assessment by an outside third party.

As of March 31, 2009, the Company held $14.7 million (par) in ARS, which were classified as long term investments and the Company recorded an unrealized impairment loss of $219,750, in the fourth quarter of Fiscal 2009, within accumulated other comprehensive loss, based upon an assessment of the fair value of these ARS.  During the quarter ended September 30, 2009 the Company was able to liquidate approximately $2.2 million of its ARS investments.  As of September 30, 2009, the Company held $12.5 million (par) in ARS, which were classified as long term investments.  The Company reduced the unrealized impairment loss to $187,500, in the second quarter of Fiscal 2010, within accumulated other comprehensive loss, based upon an assessment of the fair value of these ARS.  The $187,500 impairment was recorded as temporary due to the fact that the Company has both the ability and intent to hold these securities until anticipated recovery or maturity.  However, it could take until the final maturity or issuer refinancing of the underlying debt for us to realize the recorded value of our investments in these securities.  If the issuers of our ARS are unable to successfully close future auctions or redeem or refinance the securities and their credit ratings deteriorate, we may in the future be required to record an additional impairment charge on these investments, or may need to sell these securities on a secondary market.  Although we believe we will be able to liquidate our investments in these securities without any significant loss, the timing and financial impact of such an outcome is uncertain.  Based on our expected cash expenditures, our cash and cash equivalents balance, and other potential sources of cash, we do not anticipate that the potential lack of liquidity of these investments in the near term will adversely affect our ability to execute our current business plan.

As of September 30, 2009 and 2008 the Company had no outstanding lease commitments except for the lease for its 65,300 square foot executive offices, warehouse facility, and pharmacy and customer care contact centers.  We are not currently bound by any long or short term agreements for the purchase or lease of capital expenditures.  Any amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any increase in our business.  To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Presently, we have approximately $400,000 forecasted for capital expenditures to further support and maintain the Company’s growth for the remainder of Fiscal 2010, which will be funded through cash from operations.  The Company’s source of working capital includes cash from operations and the exercise of stock options.  The Company presently has no need for alternative sources of working capital, and has no commitments or plans to obtain additional capital.  As of the date of this report, the Company does not have any off-balance sheet transactions.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices.  Our financial instruments include cash and cash equivalents, short and long term investments, accounts receivable, and accounts payable.  The book values of cash equivalents, short and long term investments, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments.  Interest rates affect our return on excess cash and investments.  As of September 30, 2009, we had $56.2 million in cash and cash equivalents and $12.3 million in long term investments.  A majority of our cash and cash equivalents, and investments, generate interest income based on prevailing interest rates.

A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments.  It would also impact the market value of our investments.  Our investments are subject to market risk, primarily interest rate and credit risk.  Our investments are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors.  Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our investments to high-quality debt instruments with both short and long term maturities.  We do not hold any derivative financial instruments that could expose us to significant market risk.  At September 30, 2009, we had no debt obligations.

ITEM 4.

CONTROLS AND PROCEDURES.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended September 30, 2009, the end of the period covered by this report (the "Evaluation Date").  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective such that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act: (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  There have been no significant changes made in our internal controls over financial reporting or in other factors that could significantly affect, or are reasonably likely to materially affect, our internal controls over financial reporting during the period covered by this report.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

In October 2009, the Company was notified that it was named as a defendant in a multi-defendant lawsuit, filed in the United States District Court for the Eastern District of Texas, Marshall Division, seeking declaratory, injunctive, and monetary relief styled Charles E. Hill & Associates, Inc. v. ABT Electronics, Inc., et al, Cause No. 2:09-CV-313.  The lawsuit alleges that the defendants are infringing on patents related to electronic catalog systems.  The Company has notified the vendor that provides it with Internet software that it is seeking indemnification.  However, at this early stage it is difficult to assess the outcome or estimate any potential loss in the event of an adverse outcome.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not make any sales of unregistered securities during the second quarter of Fiscal 2010.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares during the second quarter of Fiscal 2010.  As of September 30, 2009 the Company had approximately $10.0 million remaining under the Company’s share repurchase plan.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS

The following exhibits are filed as part of this report.

31.1

Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2009, Commission File No. 000-28827).

31.2

Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2009, Commission File No. 000-28827).

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2009, Commission File No. 000-28827).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.
(The “Registrant”)

Date: November 2, 2009

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

SEPTEMBER 30, 2009

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