Form 10-Q
period 2009-12-31
PETMED EXPRESS INC
filed 2010-02-01
CIK 1040130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,856,035 Common Shares, $.001 par value per share at February 1, 2010.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2009	March 31, 2009
	(UNAUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$56,602	$30,126
Accounts receivable, less allowance for doubtful
accounts of $24 and $59, respectively	1,182	2,881
Inventories - finished goods	19,025	26,778
Prepaid expenses and other current assets	785	754
Deferred tax assets	1,150	724
Prepaid income taxes	1,802	362
Total current assets	80,546	61,625

Long term investments	12,312	14,430
Property and equipment, net	4,645	5,058
Intangible assets	850	850

Total assets	$98,353	$81,963

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$3,478	$4,817
Accrued expenses and other current liabilities	2,010	2,178
Total current liabilities	5,488	6,995

Deferred tax liabilities	544	-

Total liabilities	6,032	6,995

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 5,000 shares authorized;
2,500 convertible shares issued and outstanding with a
liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized;
22,847 and 22,687 shares issued and outstanding, respectively	23	23
Additional paid-in capital	1,958	-
Retained earnings	90,519	75,156
Accumulated other comprehensive loss	(188)	(220)

Total shareholders' equity	92,321	74,968

Total liabilities and shareholders' equity	$98,353	$81,963

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts)(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008

Sales	$48,353	$43,406	$187,969	$171,342
Cost of sales	29,525	26,089	116,173	105,376

Gross profit	18,828	17,317	71,796	65,966

Operating expenses:
General and administrative	4,929	5,019	17,199	16,448
Advertising	5,177	4,900	22,801	23,620
Depreciation and amortization	337	186	982	503
Total operating expenses	10,443	10,105	40,982	40,571

Income from operations	8,385	7,212	30,814	25,395

Other income:
Interest income, net	46	297	165	959
Other, net	1	(28)	4	301
Total other income	47	269	169	1,260

Income before provision for income taxes	8,432	7,481	30,983	26,655

Provision for income taxes	2,842	2,597	11,053	9,328

Net income	$5,590	$4,884	$19,930	$17,327

Net income per common share:
Basic	$0.25	$0.21	$0.88	$0.74
Diluted	$0.25	$0.21	$0.88	$0.73

Weighted average number of common shares outstanding:
Basic	22,649	23,333	22,596	23,447
Diluted	22,790	23,542	22,742	23,628

Cash dividends declared per common share	$0.10	$-	$0.20	$-

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)(Unaudited)

	Nine Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income	$19,930	$17,327
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	982	503
Share based compensation	1,158	1,090
Deferred income taxes	118	313
Bad debt expense	29	49
(Increase) decrease in operating assets
and increase (decrease) in liabilities:
Accounts receivable	1,670	(549)
Inventories - finished goods	7,753	(1,745)
Prepaid income taxes	(1,440)	(4,000)
Prepaid expenses and other current assets	(31)	30
Accounts payable	(1,055)	119
Income taxes payable	-	2,501
Accrued expenses and other current liabilities	(206)	146
Net cash provided by operating activities	28,908	15,784

Cash flows from investing activities:
Net change in investments	2,150	(1,620)
Purchases of property and equipment	(853)	(1,748)
Purchase of intangible asset	-	(485)
Net cash provided by (used in) investing activities	1,297	(3,853)

Cash flows from financing activities:
Dividends paid	(4,529)	-
Purchases of treasury stock	-	(6,776)
Proceeds from the exercise of stock options	574	1,535
Tax benefit related to stock options exercised	226	233
Net cash used in financing activities	(3,729)	(5,008)

Net increase in cash and cash equivalents	26,476	6,923
Cash and cash equivalents, at beginning of period	30,126	20,268

Cash and cash equivalents, at end of period	$56,602	$27,191

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$12,149	$10,281

Retirement of treasury stock	$-	$6,811

Property and equipment purchases in accounts payable	$488	$1,801

Dividends payable in accured expenses	$38	$-

  See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:  Summary of Significant Accounting Policies

Organization

PetMed Express, Inc. and subsidiaries, d/b/a 1-800-PetMeds (the “Company”), is a leading nationwide pet pharmacy.  The Company markets prescription and non-prescription pet medications and other health products for dogs, cats, and horses direct to the consumer.  The Company offers consumers an attractive alternative for obtaining pet medications in terms of convenience, price, and speed of delivery.  The Company markets its products through national television, online, and direct mail/print advertising campaigns, which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases.  The majority of the Company’s sales are to residents in the United States.  The Company’s executive offices are located in Pompano Beach, Florida.  The Company’s fiscal year end is March 31, and references herein to Fiscal 2010 or 2009 refer to the Company's fiscal years ending March 31, 2010 and 2009, respectively.

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at December 31, 2009 and the Statements of Income for the three and nine months ended December 31, 2009 and 2008, and Cash Flows for the nine months ended December 31, 2009 and 2008.  The results of operations for the three and nine months ended December 31, 2009 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2010.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2009.  The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries.  All significant intercompany transactions have been eliminated upon consolidation.

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

Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue the ASU which will serve to update the Codification, provide background information about the guidance, and provide the basis for conclusions on the changes to the Codification.  The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented.  The Codification was effective for our second quarter ended September 30, 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In August 2009, FASB issued ASU No. 2009-05 which amends Fair Value Measurements and Disclosures – Overall (ASC Topic 820-10) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update was effective for our third quarter ended December 31, 2009.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
In thousands, except for per share amounts	2009	2008	2009	2008

Net income (numerator):

Net income	$5,590	$4,884	$19,930	$17,327

Shares (denominator):

Weighted average number of common shares
outstanding used in basic computation	22,649	23,333	22,596	23,447
Common shares issuable upon exercise
of stock options and vesting of restricted stock	131	199	136	171
Common shares issuable upon conversion
of preferred shares	10	10	10	10
Shares used in diluted computation	22,790	23,542	22,742	23,628

Net income per common share:

Basic	$0.25	$0.21	$0.88	$0.74
Diluted	$0.25	$0.21	$0.88	$0.73

For the three and nine months ended December 31, 2009 and 2008, all common stock options were included in the diluted net income per common share computation as their exercise prices were less than the average market price of the common shares for the period.

Note 3:  Accounting for Stock-Based Compensation

The Company records compensation expense associated with stock options in accordance with SFAS No. 123R, “Share Based Payment,” which is a revision of SFAS No. 123 (ASC 718).  The Company adopted the modified prospective transition method provided under SFAS No. 123R (ASC 718). Under this transition method, compensation expense associated with stock options recognized in the first quarter of fiscal year 2007, and in subsequent quarters, includes expense related to the remaining unvested portion of all stock option awards granted prior to April 1, 2006, the estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 (ASC Topic 260).  The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of general and administrative expenses.

As a result of the adoption of SFAS No. 123R (ASC 718), the Company’s net income for the three months ended December 31, 2009 and 2008 includes approximately $6,000 and $61,000 of stock option compensation expense, respectively, and for the nine months ended December 31, 2009 and 2008 includes approximately $18,000 and $182,000.  As of December 31, 2009 and 2008, there was approximately $6,000 and $85,000, respectively, of unrecognized compensation expense related to stock option awards, which will be fully expensed at the end of Fiscal 2010.  Cash received from stock options exercised for the three months ended December 31, 2009 and 2008 was $98,000 and $304,000, respectively, and for the nine months ended December 31, 2009 and 2008 cash received from stock options exercised was $574,000 and $1.5 million, respectively.  The income tax benefits from stock options exercised totaled approximately $226,000 and $233,000 for the nine months ended December 31, 2009 and 2008, respectively.

The PetMed Express, Inc. 1998 Stock Option Plan (the “Plan”), provided for the issuance of qualified options to officers and key employees, and nonqualified options to directors, consultants, and other service providers, to purchase the Company’s common stock.  The Company had reserved 5.0 million shares of common stock for issuance under the Plan.  The exercise prices of options issued under the Plan had to be equal to or greater than the market price of the Company's common stock as of the date of issuance.  The Company had 69,000 and 195,000 options outstanding under the Plan at December 31, 2009 and 2008, respectively.  Options generally vested ratably over a three-year period commencing on the first anniversary of the grant with respect to options granted to employees/directors under the Plan.  No options have been issued since May 2005.  The 1998 Plan expired on July 31, 2008.

On July 28, 2006, the Company received shareholder approval for the adoption of the 2006 Employee Equity Compensation Restricted Stock Plan (the “Employee Plan”) and the 2006 Outside Director Equity Compensation Restricted Stock Plan (the “Director Plan”).  The purpose of the plans is to promote the interests of the Company by securing and retaining both employees and outside directors.  The Company had reserved 1.0 million shares of common stock for issuance under the Employee Plan.  The Company had reserved 200,000 shares of common stock for issuance under the Director Plan.  The value of the restricted stock is determined based on the market value of the stock at the issuance date.  The restriction period or forfeiture period is determined by the Company’s Board and is to be no less than one year and no more than ten years.  During the quarter no restricted shares were issues to the employees and outside directors of the Company.  The Company had 304,643 restricted common shares issued under the Employee Plan and 92,000 restricted common shares issued under the Director Plan at December 31, 2009, all shares of which were issued subject to a restriction or forfeiture period which will lapse ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period.  For the three months ended December 31, 2009 and 2008, the Company recognized $430,000 and $349,000, respectively, and for the nine months ended December 31, 2009 and 2008 the Company recognized $1.1 million and $907,000, respectively, of restricted stock compensation expense related to the Employee and Director Plans.  At December 31, 2009 and 2008, there was $2.1 million and $2.2 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the next three years.

Note 4:  Long Term Investments

The Company’s investment portfolio consists of auction rate securities (“ARS”), which are investments with contractual maturities generally between 20 to 30 years, in the form of municipal bonds and preferred stock, with interest rates that reset, typically every seven to twenty-eight days, through an auction process.  At the end of each reset period, investors can sell or continue to hold the securities at par.  Beginning in February 2008, auctions failed for the ARS held because sell orders exceeded buy orders.  These failures are not believed to be a credit issue, but rather are caused by a lack of liquidity.  The funds associated with these failed auctions may not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.  As a result, these securities with failed auctions have been reclassified as long-term assets in the Condensed Consolidated Balance Sheet due to the fact that they were not currently trading at such date, and conditions in the general markets created uncertainty as to when successful auctions would be reestablished.  These ARS are recorded at estimated fair value and have variable interest rates that are recorded as interest income.  In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (ASC Topic 320), temporary investments are accounted for as trading securities.  Trading securities are securities that are bought and held principally for the purpose of selling in the near term.  In Fiscal 2008, the Company reclassified the majority of its ARS from temporary investments to long term investments due to the widespread auction failures occurring in February 2008, as it was unknown if the Company would be able to liquidate these securities within one year.  Long term investments are classified as available-for-sale, with any changes in fair value to be reflected in other comprehensive income.  The Company evaluates its long term investments for impairment and whether impairment is other-than-temporary, and measurement of an impairment loss as a charge to net income.  Unrealized gains and losses are deemed temporary and are included in accumulated other comprehensive income.  The Company recognized a temporary impairment on its ARS investments during Fiscal 2009.  The Company does not believe that the underlying credit quality of the assets has been impacted; however the temporary impairment is mainly due to the lack of liquidity.  The Company is currently trying to liquidate all ARS and is holding all excess cash in money market accounts.  The following is a summary of our investments:

	December 31, 2009	March 31, 2009
Investments (In thousands)

Long term investments	$12,312	$14,430

Total investments	$12,312	$14,430

The long term investment balances consist of ARS investments.  Our ARS consist of closed-end fund preferred ARS, with interest rates that reset, typically every seven to twenty-eight days. These ARS are currently rated AAA, the highest rating available by a rating agency.

The fair value of our ARS investments was assessed by management with the assistance of an outside third party, which was conducted during the third quarter of Fiscal 2010.  During the quarter ended September 30, 2009, the Company was able to liquidate approximately $2.2 million of its ARS investments, at par.  As of December 31, 2009, the Company held $12.5 million in ARS, at par, which were classified as long term investments and the Company recorded an unrealized impairment loss of $187,500, within accumulated other comprehensive loss based upon an assessment by an outside third party.  The $187,500 impairment was recorded as temporary due to the fact that the Company has the intent to sell the security, the intent to hold these securities until anticipated recovery or maturity, and does expect to fully recover the cost basis of the investment.

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

		Fair Value Measurement at December 31, 2009 Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

(In thousands)
Assets:
Cash and money market funds	$56,602	$56,602	$-	$-
Auction rate securities	12,312	-	-	12,312

	$68,914	$56,602	$-	$12,312

The following table is a reconciliation of financial assets measured at fair value using unobservable inputs (Level 3) during the year ended December 31, 2009:

Auction Rate Securities Quarter Ended December 31, 2009

(In thousands)

Balance, beginning of period, March 31, 2009	$14,430
Redemptions of Level 3 securities	(2,150)
Net change in unrealized loss on long term investments	32
Balance, end of period, December 31, 2009	$12,312

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

Note 6:  Changes in Stockholders’ Equity and Comprehensive Income:

Changes in stockholders’ equity for the nine months ended December 31, 2009 is summarized below (in thousands):

	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income

Beginning balance at April 1, 2009:	$-	$75,156	$(220)
Proceeds from the exercise of stock options	574	-	-
Share based compensation	1,158	-	-
Tax benefit related to stock options exercised	226	-	-
Dividends declared	-	(4,567)	-
Net Income	-	19,930	-
Net change in unrealized loss on long term investments	-	-	32

Ending balance at December 31, 2009:	$1,958	$90,519	$(188)

Total comprehensive income for the three and nine months ended December 31, 2009 and 2008 is summarized below (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008

Net income	$5,590	$4,884	$19,930	$17,327
Net change in unrealized loss on long term investments	32	-	32	-

Comprehensive income	$5,622	$4,884	$19,962	$17,327

Note 7:  Commitments and Contingencies

In October 2009, the Company was notified that it was named as a defendant in a multi-defendant lawsuit, filed in the United States District Court for the Eastern District of Texas, Marshall Division, seeking declaratory, injunctive, and monetary relief styled Charles E. Hill & Associates, Inc. v. ABT Electronics, Inc., et al, Cause No. 2:09-CV-313.  The lawsuit alleges that the Company is infringing on patents related to electronic catalog systems.  The Company notified the vendor that provides it with Internet software that it was seeking indemnification, and at this time, the vendor is supplying legal counsel at their expense.  However, at this early stage it is difficult to assess the outcome or estimate any potential loss in the event of an adverse outcome.

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

Note 8:  Subsequent Events

On January 29, 2010, the Company signed a sixth addendum to its existing lease extending the terms of the lease until May 31, 2015.  This addendum also includes a one-year option that expires on January 29, 2011, which will allow the Company to extend the lease until May 31, 2016.  The future minimum annual lease payments are as follows: $723,000 for fiscal 2011, $745,000 for fiscal 2012, $767,000 for fiscal 2013, $784,000 for fiscal 2014, $794,000 for fiscal 2015, and $133,000 for fiscal 2016.

On February 1, 2010 our Board of Directors declared a $0.10 per share dividend.  The Board established a February 12, 2010 record date and a February 26, 2010 payment date.  Based on the outstanding share balance as of January 31, 2010 the Company estimates the dividend payable to be approximately $2.3 million.

The Company evaluated subsequent events as of February 1, 2010, the date the financial statements were issued.

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

The Company markets its products through national television, online, and direct mail/print advertising campaigns which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases.  The Company’s sales consist of products sold mainly to retail consumers.  The Company’s sales returns average was approximately 1.4% for the quarters ended on December 31, 2009 and 2008.  The three-month average retail purchase was approximately $78 per order for the quarters ended December 31, 2009 and 2008.  The nine-month average retail purchase was approximately $80 per order for the nine months ended December 31, 2009, compared to $82 per order for the nine months ended December 31, 2008.  The decrease in the average order for the nine months ended December 31, 2009 was due to some customers buying smaller quantities, for example, three packs rather than six packs, which may be attributed to a more frugal consumer due to the current economic environment.

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

The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days.  Credit card sales minimize accounts receivable balances relative to sales.  The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks.  The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends.  At December 31, 2009 and 2008 the allowance for doubtful accounts was approximately $24,000 and $42,000, respectively.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method.  The Company writes down its inventory for estimated obsolescence.  At December 31, 2009 and 2008, the inventory reserve was approximately $144,000 and $149,000, respectively.

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

Results of Operations

The following should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein.  The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.1	60.1	61.8	61.5

Gross profit	38.9	39.9	38.2	38.5

Operating expenses:
General and administrative	10.2	11.6	9.2	9.6
Advertising	10.7	11.3	12.1	13.8
Depreciation and amortization	0.7	0.4	0.5	0.3
Total operating expenses	21.6	23.3	21.8	23.7

Income from operations	17.3	16.6	16.4	14.8

Total other income	0.1	0.6	0.1	0.7

Income before provision for income taxes	17.4	17.2	16.5	15.5

Provision for income taxes	5.9	5.9	5.9	5.4

Net income	11.5%	11.3%	10.6%	10.1%

Three Months Ended December 31, 2009 Compared With Three Months Ended December 31, 2008, and Nine Months Ended December 31, 2009 Compared With Nine Months Ended December 31, 2008

Sales

Sales increased by approximately $5.0 million, or 11.4%, to approximately $48.4 million for the quarter ended December 31, 2009, from approximately $43.4 million for the quarter ended December 31, 2008.  For the nine months ended December 31, 2009, sales increased by approximately $16.7 million, or 9.7%, to approximately $188.0 million compared to $171.3 million for the nine months ended December 31, 2008.

The increase in sales for the three and nine months ended December 31, 2009 was primarily due to increased reorder sales offset by a decrease in new order sales.  The decrease in new order sales may be attributed to a reduction in advertising spending for the nine months.  The Company has committed certain dollar amounts specifically designated towards television, direct mail/print, and online advertising to stimulate sales, create brand awareness, and acquire new customers.  There can be no assurances that this growth trend will continue due to increasing competition and a reduction in the average order size.  The Company acquired approximately 151,000 new customers for the quarter ended December 31, 2009, compared to approximately 154,000 new customers for the same period the prior year.  For the nine months ended December 31, 2009, the Company acquired approximately 681,000 new customers, compared to approximately 660,000 new customers for the same period the prior year.

The following chart illustrates sales by various sales classifications:

	Three Months Ended December 30,
Sales (In thousands)	2009	%	2008	%	$ Variance	% Variance

Reorder Sales	$37,631	77.8%	$32,195	74.2%	$5,436	16.9%
New Order Sales	10,722	22.2%	11,211	25.8%	(489)	-4.4%

Total Net Sales	$48,353	100.0%	$43,406	100.0%	$4,947	11.4%

Internet Sales	$33,611	69.5%	$28,584	65.9%	$5,027	17.6%
Contact Center Sales	14,742	30.5%	14,822	34.1%	(80)	-0.5%

Total Net Sales	$48,353	100.0%	$43,406	100.0%	$4,947	11.4%

	Nine Months Ended December 30,
Sales (In thousands)	2009	%	2008	%	$ Variance	% Variance

Reorder Sales	$137,374	73.1%	$119,735	69.9%	$17,639	14.7%
New Order Sales	50,595	26.9%	51,607	30.1%	(1,012)	-2.0%

Total Net Sales	$187,969	100.0%	$171,342	100.0%	$16,627	9.7%
			111301
Internet Sales	$127,564	67.9%	$111,302	65.0%	$16,262	14.6%
Contact Center Sales	60,405	32.1%	60,040	35.0%	365	0.6%

Total Net Sales	$187,969	100.0%	$171,342	100.0%	$16,627	9.7%

The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm, and flea and tick medications.  For the quarters ended June 30, September 30, December 31, and March 31 of Fiscal 2009, the Company’s sales were approximately 31%, 27%, 20%, and 22%, respectively.

Cost of sales

Cost of sales increased by approximately $3.4 million, or 13.2%, to approximately $29.5 million for the quarter ended December 31, 2009, from approximately $26.1 million for the quarter ended December 31, 2008.  For the nine months ended December 31, 2009, cost of sales increased by approximately $10.8 million, or 10.3%, to approximately $116.2 million compared to $105.4 million for the same period in the prior year.  The increase in cost of sales is directly related to the increase in sales in the quarter and the nine months ended December 31, 2009 compared to the quarter and nine months ended December 31, 2008.  As a percent of sales, the cost of sales was 61.1% and 60.1% for the quarters ended December 31, 2009 and 2008, respectively, and for the nine months ended December 31, 2009 and 2008, the cost of sales was 61.8% and 61.5%, respectively.  The percentage increase for the three months can be attributed to increases in our product costs.  The percentage increase for the nine months can also be attributed to increases in our product costs, offset by a reduction in freight expenses due to a shift from priority to standard shipping.

Gross profit

Gross profit increased by approximately $1.5 million, or 8.7%, to approximately $18.8 million for the quarter ended December 31, 2009, from approximately $17.3 million for the quarter ended December 31, 2008.  For the nine months ended December 31, 2009, gross profit increased by approximately $5.8 million, or 8.8%, to approximately $71.8 million compared to $66.0 million for the same period in the prior year.  The increase in gross profit is directly related to the increase in sales in the quarter and nine months ended December 31, 2009 compared to the quarter and nine months ended December 31, 2008.  Gross profit as a percentage of sales was 38.9% and 39.9% for the three months ended December 31, 2009 and 2008, respectively, and for the nine months ended December 31, 2009 and 2008, the gross profit was 38.2% and 38.5%, respectively.  The percentage decrease for the three months can be attributed to increases in our product costs.  The percentage decrease for the nine months can also be attributed to increases in our product costs, offset by a reduction in freight expenses due to a shift from priority to standard shipping.

General and administrative expenses

General and administrative expenses decreased by approximately $90,000, or 1.8%, to approximately $4.9 million for the quarter ended December 31, 2009, from approximately $5.0 million for the quarter ended December 31, 2008.  For the nine months ended December 31, 2009, general and administrative expenses increased by approximately $751,000, or 4.6%, to approximately $17.2 million compared to general and administrative expenses of approximately $16.5 million for the nine months ended December 31, 2008.  The decrease in general and administrative expenses for the three months ended December 31, 2009 was primarily due to the following: a $242,000 decrease to professional fees, with the majority of the decrease relating to legal and pharmacy fees and a $34,000 decrease to other expenses, including bad debt expenses and office expenses.  Offsetting the decrease was an $80,000 increase to property expenses which can be directly attributed to increased rent due to the 15,000 square feet warehouse and pharmacy expansion; a $68,000 increase in credit card and bank service fees which is directly attributable to increased sales in the quarter; and a net $38,000 increase in other expenses, including payroll expenses, license fees, and insurance expenses.

The increase in general and administrative expenses for the nine months ended December 31, 2009 was primarily due to the following: a $487,000 increase to payroll expenses related to the addition of new employees in the customer care and pharmacy departments enabling the company to sustain its growth; a $324,000 increase in credit card and bank service fees which is directly attributable to increased sales in the period; a $237,000 increase to property expenses which can be directly attributed to increased rent due to the 15,000 square feet warehouse and pharmacy expansion; and a net $40,000 increase in other expenses, including license fees, travel expenses, and insurance expenses.  Offsetting the increase was a $293,000 reduction in professional fees, with the majority of the decrease relating to legal fees and a net $44,000 decrease in other expenses, including bad debt expenses, office expenses, and telephone expenses.

Advertising expenses

Advertising expenses increased by approximately $277,000, or 5.7%, to approximately $5.2 million for the quarter ended December 31, 2009, from approximately $4.9 million for the quarter ended December 31, 2008.  For the nine months ended December 31, 2009, advertising expenses decreased by approximately $819,000, or 3.5%, to approximately $22.8 million compared to advertising expenses of approximately $23.6 million for the nine months ended December 31, 2008.  The decrease in advertising expenses for the nine months can be mainly attributed to a shortage in the remnant television advertising inventory.  During the quarter the Company planned to commit certain amounts specifically designated towards television, direct mail/print, and online advertising to stimulate sales, create brand awareness, and acquire new customers.  The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $34 for the quarter ended December 31, 2009 and $33 for the nine months ended December 31, 2009, compared to $32 for the quarter ended December 31, 2008 and $36 for the nine months ended December 31, 2009.  Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, increased advertising spending, and price competition from veterinarians and other retailers of pet medications.  Historically, the advertising environment fluctuates due to supply and demand.  A more favorable advertising environment may positively impact future new order sales, whereas a less favorable advertising environment may negatively impact future new order sales.  As a percentage of sales, advertising expense was 10.7% and 11.3% for the quarters ended December 31, 2009 and 2008, respectively, and 12.1% and 13.8% for the nine months ended December 31, 2009 and 2008, respectively.  The decrease in advertising expense as a percentage of total sales for the quarter ended December 31, 2009 can be attributed to increased sales, and for the nine months ended December 31, 2009 the decrease can be attributed to increased sales with declining new customer acquisition costs and a reduction in advertising spending.  The Company currently anticipates advertising as a percentage of sales to be approximately 12.0% for Fiscal 2010.  However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.  For the fiscal year ended March 31, 2009, quarterly advertising expenses as a percentage of sales ranged between 11% and 15%.

Depreciation and amortization expenses

Depreciation and amortization expenses increased by approximately $151,000, or 81%, to approximately $337,000 for the quarter ended December 31, 2009, from approximately $186,000 for the quarter ended December 31, 2008.  Depreciation and amortization expenses increased by approximately $479,000, or 95%, to approximately $982,000 for the quarter ended December 31, 2009, from approximately $503,000 for the quarter ended December 31, 2008.  This increase to depreciation and amortization expense for the quarter and nine months ended December 31, 2009 can be attributed to an increase in new property and equipment additions relating to the warehouse, pharmacy, and customer call center expansion in Fiscal 2009.

Other income

Other income decreased by approximately $222,000, or 82%, to approximately $47,000 for the quarter ended December 31, 2009 from approximately $269,000 for the quarter ended December 31, 2008.  Other income decreased by approximately $1.1 million, or 87%, to approximately $169,000 for the quarter ended December 31, 2009 from approximately $1.3 million for the quarter ended December 31, 2008.  The decrease to other income can be primarily attributed to decreased interest income due to a reduction in interest rates.  The decrease can also be attributed to a reduction in advertising revenue generated from our website.  Interest income may decrease in the future due to a reduction in interest rates and also as the Company utilizes its cash balances on its $20.0 million share repurchase plan, with approximately $10.0 million remaining as of December 31, 2009, on any quarterly dividend payment, or on its operating activities.

Provision for income taxes

For the quarters ended December 31, 2009 and 2008, the Company recorded an income tax provision of approximately $2.8 million and $2.6 million, respectively, and for the nine months ended December 31, 2009 and 2008, the Company recorded an income tax provision of approximately $11.1 million and $9.3 million, respectively.  The effective tax rate for the quarters ended December 31, 2009 and 2008 were 33.7% and 34.7%, respectively, and the effective tax rate was 35.7% and 35.0% for the nine months ended December 31, 2009 and 2008, respectively.  The reduction in the effective rate for the quarter ended December 31, 2009 was attributed to a tax benefit of approximately $258,000 which related to an income tax over-accrual for the fiscal year ended March 31, 2009.   The increase in the effective rate for the nine months ended December 31, 2009 was due to less tax benefits from stock based compensation and less tax-free interest income in the period compared to the same period the prior year. The Company estimates its effective tax rate will be approximately 36.0% in Fiscal 2010.

Liquidity and Capital Resources

The Company’s working capital at December 31, 2009 and March 31, 2009 was $75.1 million and $54.6 million, respectively.  The $20.5 million increase in working capital was primarily attributable to cash flow generated from operations, and a $2.2 million redemption of our ARS investments.  Net cash provided by operating activities was $28.9 million and $15.8 million for the nine months ended December 31, 2009 and 2008, respectively.  Net cash provided by investing activities was $1.3 million for the nine months ended December 31, 2009, compared to net cash used in investing activities of $3.9 million for the same period in the prior year.  This change can be mainly attributed to an increased amount of investment redemptions in the nine months ended December 31, 2009.  Net cash used in financing activities was $3.7 million and $5.0 million for the nine months ended December 31, 2009 and 2008, respectively.  This change was primarily due to a decrease in the proceeds from the exercise of stock options.  The Company received approximately $574,000 in proceeds in the nine months ended December 31, 2009 compared to proceeds of approximately $1.5 million in the nine months ended December 31, 2008.  On February 1, 2010 our Board of Directors declared a $0.10 per share dividend.  The Board established a February 12, 2010 record date and a February 26, 2010 payment date.  The company paid approximately $4.5 million in dividends in the nine months ended December 31, 2009, which was offset in the prior year by the Company repurchasing its common stock for approximately $6.8 million during the nine months ended December 31, 2008.  As of December 31, 2009 the Company had approximately $10.0 million remaining under the Company’s share repurchase plan.  Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan, or on its quarterly dividend.

The Company had $12.5 million, at par, invested in auction rate securities (“ARS”) which were classified as long term investments in our financial statements as of December 31, 2009.  Our ARS investments are not mortgage-backed based but are municipal-based and the securities underlying the ARS are currently rated AAA, the highest rating available by a rating agency.  Our ARS consist of closed-end fund preferred ARS, whose interest rates are reset, typically every seven to twenty-eight days. In Fiscal 2010, the fair value of investments was based upon a valuation assessment by an outside third party.

As of March 31, 2009, the Company held $14.7 million in ARS, at par, which were classified as long term investments and the Company recorded an unrealized impairment loss of $219,750, in the fourth quarter of Fiscal 2009, within accumulated other comprehensive loss, based upon an assessment of the fair value of these ARS.  During the quarter ended September 30, 2009 the Company was able to liquidate approximately $2.2 million of its ARS investments, at par.  As of December 31, 2009, the Company held $12.5 million in ARS, at par, which were classified as long term investments.  The Company reduced the unrealized impairment loss to $187,500, in the second quarter of Fiscal 2010, within accumulated other comprehensive loss, based upon an assessment of the fair value of these ARS.  The $187,500 impairment was recorded as temporary due to the fact that the Company has both the ability and intent to hold these securities until anticipated recovery or maturity.  However, it could take until the final maturity or issuer refinancing of the underlying debt for us to realize the recorded value of our investments in these securities.  If the issuers of our ARS are unable to successfully close future auctions or redeem or refinance the securities and their credit ratings deteriorate, we may in the future be required to record an additional impairment charge on these investments, or may need to sell these securities on a secondary market.  Although we believe we will be able to liquidate our investments in these securities without any significant loss, the timing and financial impact of such an outcome is uncertain.  Based on our expected cash expenditures, our cash and cash equivalents balance, and other potential sources of cash, we do not anticipate that the potential lack of liquidity of these investments in the near term will adversely affect our ability to execute our current business plan.

The Company leases its 65,300 square foot facility which houses its executive offices, warehouse, customer service and pharmacy contact centers under a non-cancelable operating lease, through May 31, 2015.  On January 29, 2010, the Company signed a sixth addendum to its existing lease extending the terms of the lease until May 31, 2015.  This addendum also includes a one-year option that expires on January 29, 2011, which will allow the Company to extend the lease until May 31, 2016.  The future minimum annual lease payments are as follows: $723,000 for fiscal 2011, $745,000 for fiscal 2012, $767,000 for fiscal 2013, $784,000 for fiscal 2014, $794,000 for fiscal 2015, and $133,000 for fiscal 2016.  The Company is responsible for certain maintenance costs, taxes, and insurance under this lease.

As of December 31, 2009 and 2008 the Company had no outstanding lease commitments except for the lease for its 65,300 square foot facility.  We are not currently bound by any long or short term agreements for the purchase or lease of capital expenditures.  Any amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any increase in our business.  To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Presently, we have approximately $200,000 forecasted for capital expenditures to further support and maintain the Company’s growth for the remainder of Fiscal 2010, which will be funded through cash from operations.  The Company’s source of working capital includes cash from operations and the exercise of stock options.  The Company presently has no need for alternative sources of working capital, and has no commitments or plans to obtain additional capital.  As of the date of this report, the Company does not have any off-balance sheet transactions.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices.  Our financial instruments include cash and cash equivalents, short and long term investments, accounts receivable, and accounts payable.  The book values of cash equivalents, short and long term investments, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments.  Interest rates affect our return on excess cash and investments.  As of December 31, 2009, we had $56.6 million in cash and cash equivalents and $12.3 million in long term investments.  A majority of our cash and cash equivalents, and investments generate interest income based on prevailing interest rates.

The primary objective of our investment activities is to maintain surplus cash in accounts that provide a high level of funds accessibility in large, respected financial institutions with asset safety as a primary consideration. Accordingly, we maintain our cash and cash equivalents in high quality financial institutions. Amounts deposited with these institutions may exceed federal depository insurance limits.  We maintain the majority of our cash and cash equivalents in institutional money market accounts. In general, money market funds are not subject to interest rate risk because the interest paid on these funds fluctuates with the prevailing interest rate.

The Company’s long term investment balances consist of ARS investments.  Our ARS consist of closed-end fund preferred ARS, with interest rates that reset, typically every seven to twenty-eight days. These ARS are currently rated AAA, the highest rating available by a rating agency.  The fair value of our ARS investments was assessed by management with the assistance of an outside third party, which was conducted during the third quarter of Fiscal 2010.  During the quarter ended September 30, 2009, the Company was able to liquidate approximately $2.2 million of its ARS investments, at par.  As of December 31, 2009, the Company held $12.5 million, at par, in ARS, which were classified as long term investments.  The Company recognized a temporary impairment on its ARS investments during Fiscal 2009.  The Company does not believe that the underlying credit quality of the assets has been impacted; however the temporary impairment is mainly due to the lack of liquidity.  The Company is currently trying to liquidate all ARS and is holding all excess cash in money market accounts.

A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments.  It would also impact the market value of our investments.  Our investments are subject to market risk, primarily interest rate and credit risk.  Our investments are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors.  Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our investments to high-quality debt instruments with both short and long term maturities.  We do not hold any derivative financial instruments that could expose us to significant market risk.  At December 31, 2009, we had no debt obligations.

ITEM 4.   CONTROLS AND PROCEDURES.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended December 31, 2009, the end of the period covered by this report (the "Evaluation Date").  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective such that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act: (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  There have been no significant changes made in our internal controls over financial reporting or in other factors that could significantly affect, or are reasonably likely to materially affect, our internal controls over financial reporting during the period covered by this report.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not make any sales of unregistered securities during the third quarter of Fiscal 2010.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares during the third quarter of Fiscal 2010.  As of December 31, 2009 the Company had approximately $10.0 million remaining under the Company’s share repurchase plan.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS

The following exhibits are filed as part of this report.

31.1

Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2009, Commission File No. 000-28827).

31.2

Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2009, Commission File No. 000-28827).

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2009, Commission File No. 000-28827).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.

(The “Registrant”)

Date: February 1, 2010

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

DECEMBER 31, 2009

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