Form 10-K
period 2010-03-31
PETMED EXPRESS INC
filed 2010-06-01
CIK 1040130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of September 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $419,319,000 based on the closing sales price of the registrant’s Common Stock on that date, as reported on the NASDAQ Global Select Market.

The number of shares of the registrant’s Common Stock outstanding as of May 28, 2010 was 23,018,702.

DOCUMENTS INCORPORATED BY REFERENCE

Information to be set forth in our Proxy Statement relating to our 2010 Annual Meeting of Stockholders to be held on July 30, 2010 is incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this report.

PETMED EXPRESS, INC.

2010 Annual Report on Form 10-K

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

When used in this Annual Report on Form 10-K, "PetMed Express," "1-800-PetMeds," “PetMeds,” "PetMed," “PetMeds.com,” "PetMed Express.com," "the Company,"  "we," "our," and "us" refer to PetMed Express, Inc. and our wholly-owned subsidiaries.

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

Prescription Medications (Rx): Heartworm preventatives, arthritis, thyroid, diabetes, and pain medications, antibiotics, and other specialty medications, as well as generic substitutes.

In March 2010 the Company started offering for sale additional pet supplies on our website, which will be drop shipped to our customers by third parties.  These pet supplies include: beds, crates, stairs, strollers, and other popular pet supplies.

Sales

The following table provides a breakdown of the percentage of our total sales by each category during the indicated periods:

	Year Ended March 31,
	2010	2009	2008

Non-prescription medications	64%	68%	69%
Prescription medications	35%	31%	30%
Shipping and handling charges and other	1%	1%	1%
Total	100%	100%	100%

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

Internet

We seek to combine our product selection and pet health information with the shopping ease of the Internet to deliver a convenient and personalized shopping experience.  Our website offers health and nutritional product selections for dogs, cats, and horses, and relevant editorial and easily obtainable or retrievable resource information.  From our home page, customers can search our website for products and access resources on a variety of information on dogs, cats, and horses.  Customers can shop at our website by category, product line, individual product, or symptom.  We attracted approximately 17 million visitors to our website during fiscal 2010, approximately 13% of those visitors placed an order, and our website generated approximately 68% of our total sales for the same time period.

In February 2006, we began sponsorship of a website called "PetHealth101" which is located at www.PetHealth101.com.  In PetHealth101, pet owners have access to health information covering pets’ behavior and illnesses, and natural and pharmaceutical remedies specifically for a pet’s problems. PetHealth101 is periodically updated with the latest research for pet owners.

Telephone Contact Center

Our customer care representatives receive and process inbound and outbound customer calls, facilitate our live web chat, and process customer e-mails.  Our telephone system is equipped with certain features including pop-up screens and call blending capabilities that give us the ability to efficiently utilize our customer care representatives’ time, providing excellent customer care, service, and support.  Our customer care representatives receive a base salary and are rewarded with commissions for sales, and bonuses and other awards for achieving certain quality goals.

Direct Mail/Print

The 1-800-PetMeds catalog is a full-color catalog that features our most popular products.  The catalog is produced by a combination of in-house writers, production artists, and independent contractors.  We mail catalogs, brochures, and postcards in response to requests generated from our advertising and as part of direct mail campaigns to our customers.

Our Customers

Approximately 2,600,000 customers have purchased from us within the last two years.  We attracted approximately 815,000 and 802,000 new customers in fiscal 2010 and 2009, respectively.  Our customers are located throughout the United States, with approximately 50% of customers residing in California, Florida, Texas, New York, Pennsylvania, Virginia, North Carolina, and Georgia.  Our primary focus has been on retail customers and the average purchase was approximately $80 for fiscal 2010 compared to $82 for fiscal 2009.

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

Online Marketing

We supplement our traditional advertising with online advertising and marketing efforts.  We make our brand available to Internet consumers by purchasing targeted keywords and achieving prominent placement on the top search engines and search engine networks, including Google, Microsoft Network (bing™), and Yahoo®.  We utilize Internet banner advertisements and we are also members of the LinkShare Network, which is an affiliate program with merchant clients and affiliate websites.  This network is designed to develop and build a long-term, branded affiliate program in order to increase online sales and establish an Internet presence.  The LinkShare Network enables us to establish link arrangements with other websites.

Operations

Order Processing

We provide our customers with toll-free telephone access to our customer care representatives.  Our call center generally operates from 8:00 AM to 11:00 PM Monday through Thursday, 8:00 AM to 9:00 PM on Friday, 9:00 AM to 6:00 PM on Saturday, and 10:00 AM to 5:00 PM on Sunday, Eastern Time.  The process of customers purchasing products from 1-800-PetMeds consists of a few simple steps.  A customer first places a call to our toll-free telephone number or visits our website.  The following information is needed to process prescription orders: pet information, prescription information, and the veterinarian’s name and phone number.  This information is entered into our computer system.  Then our pharmacists and pharmacy technicians verify all prescriptions.  The order process system checks for the verification for prescription medication orders and a valid payment method for all orders.  An invoice is generated and printed in our fulfillment center, where items are picked for shipping.  The product(s) in the customer’s order are then selected from the Company's inventory and shipped via United States Postal Service or Federal Express.  Our customers enjoy the convenience of rapid home delivery, with approximately 75% of all orders being shipped within 24 hours of ordering.  Our website allows customers to easily browse and purchase all of our products online.  Our website is designed to be fast, secure, and easy to use with order and shipping confirmations, and with online order tracking capabilities.

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

Warehousing and Shipping

We inventory our products and fill most customer orders from our corporate headquarters in Pompano Beach, Florida.  We have an in-house fulfillment and distribution operation, which is used to manage the entire supply chain, beginning with the placement of the order, continuing through order processing, and then fulfilling and shipping of the product to the customer.  We offer a variety of shipping options, including next day delivery.  We ship to anywhere in the United States served by the United States Postal Service or Federal Express.  Priority orders are expedited in our fulfillment process.  Our goal is to ship the products the same day that the order is received.  For prescription medications, our goal is to ship the product immediately after the prescription has been authorized by the customer’s veterinarian.

Purchasing

We purchase our products from a variety of sources, including certain manufacturers, domestic distributors, and wholesalers.  We have multiple suppliers for each of our products to obtain the lowest cost.  There are currently five suppliers from whom we purchased approximately 50% of all products in fiscal 2010.  We purchase the majority of our health and nutritional supplements directly from manufacturers.  We believe having strong relationships with product manufacturers will ensure the availability of an adequate volume of products ordered by our customers, and will enable us to provide more and better product information.  Historically, substantially all the major manufacturers of prescription and non-prescription medications have declined to sell these products to direct marketing companies, such as our Company.  (See Risk Factors.)  Part of our growth strategy includes developing direct relationships with the leading pharmaceutical manufacturers of the more popular prescription and non-prescription medications.  In March 2010 Bayer started making their products available directly to pet specialty retailers and internet sites, including our Company.

Technology

We utilize integrated technologies in our call centers, e-commerce, order entry, and inventory control/fulfillment operations.  Our systems are custom configured by the Company to optimize our computer telephone integration and mail-order processing.  The systems are designed to maintain a large database of specialized information and process a large volume of orders efficiently and effectively.  Our systems provide our customer care representatives, and our customers on our website, with real time product availability information and updated customer information to enhance our customer care.  We also have an integrated direct connection for processing credit cards to ensure that a valid credit card number and authorization have been received at the same time our customer care representatives are on the phone with the customer or when a customer submits an order on our website.  Our information systems provide our customer care representatives with records of all prior contact with a customer, including the customer’s address, phone number, e-mail address, prescription information, order history, payment history, and notes.

Competition

The pet medications market is competitive and highly fragmented.  Our competitors consist of veterinarians, traditional and online retailers.  We believe that the following are the principal competitive factors in our market:

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

According to the American Pet Products Manufacturers Association, pet spending in the United States increased 5% to $45.5 billion in 2009.  Pet supplies and medications represented $10.4 billion, or 22% of the total spending on pets in the United States.  The pet medication market that we participate in is estimated to be approximately $3.7 billion, with veterinarians having the majority of the market share.  The dog and cat population is approximately 171 million, with approximately 62% of all households owning a pet.

We believe that the following are the main competitive strengths that differentiate 1-800-PetMeds from the competition:

•

“1-800-PetMeds” brand name;

•

Exceptional customer care and support;

•

Consumer benefit structure of savings and convenience; and

•

Licensed pharmacy to conduct business in 50 states, and awarded Vet-VIPPS (Veterinary-Verified Internet Pharmacy Practice Site) accreditation by the National Association of Boards of Pharmacy.

Intellectual Property

We conduct our business under the trade name “1-800-PetMeds” and use a family of names all containing the term “PetMeds” or “PetMed” in some form.   We believe this name, which is also our toll-free telephone number, and the “PetMeds” family of trademarks, have added significant value and are an important factor in the marketing of our products. We have also obtained the right to use and control the Internet addresses www.1800petmeds.com, www.1888petmeds.com, www.petmedexpress.com, www.petmed.com, and www.petmeds.com.   We do not expect to lose the ability to use the Internet addresses; however, there can be no assurance in this regard and the loss of these addresses may have a material adverse effect on our financial position and results of operations.  We are the exclusive owners of United States Trademark Registrations for “PetMed Express and Design®,” “1888PetMeds and Design®,” “1-800-PetMeds and Design®,” 1-800-PetMeds®,” and “PetMeds®.”

Government Regulation

Dispensing prescription medications is governed at the state level by the Board of Pharmacy, or similar regulatory agencies, of each state where prescription medications are dispensed.  We are subject to regulation by the State of Florida and are licensed as a community pharmacy by the Florida Board of Pharmacy.  Our current license is valid until February 28, 2011, and prior to that date a renewal application will be submitted to the Board of Pharmacy.  Our pharmacy practice is also licensed and/or regulated by 49 other state pharmacy boards and, with respect to our products, by other regulatory authorities including, but not necessarily limited to, the United States Food and Drug Administration (“FDA”) and the United States Environmental Protection Agency.  As a licensed pharmacy in the State of Florida, we are subject to the Florida Pharmacy Act and regulations promulgated thereunder.  To the extent that we are unable to maintain our license as a community pharmacy with the Florida Board of Pharmacy, or if we do not maintain the licenses granted by other state pharmacy boards, or if we become subject to actions by the FDA, or other enforcement regulators, our distribution of prescription medications to pet owners could cease, which could have a material adverse effect on our financial condition and results of operations.

Employees

We currently have 227 full time employees, including: 133 in customer care and marketing; 34 in fulfillment and purchasing; 45 in our pharmacy; 4 in information technology; 4 in administrative positions; and 7 in management.  None of our employees are represented by a labor union, or governed by any collective bargaining agreements.  We consider relations with our employees to be satisfactory.

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

Our current product line contains approximately 750 SKUs.  A significant portion of our sales is attributable to products representing approximately 90 SKUs, including the most popular flea and tick, and heartworm preventative brands.  We need to properly manage our inventory to provide an adequate supply of these products and avoid excessive inventory of the products representing the balance of the SKUs.  We generally place orders for products with our suppliers based upon our internal estimates of the amounts of inventory we will need to fill future orders.  These estimates may be significantly different from the actual orders we receive.

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

Since we began our operations some veterinarians have resisted providing our customers with a copy of their pet’s prescription or authorizing the prescription to our pharmacy staff, thereby effectively preventing us from filling such prescriptions under state law.  We have also been informed by customers and consumers that veterinarians have tried to discourage pet owners from purchasing from internet mail-order pharmacies.  Sales of prescription medications represented approximately 35% of our sales for the fiscal year.  Although veterinarians in some states are required by law to provide a pet owner with a prescription if medically appropriate, if the number of veterinarians who refuse to authorize prescriptions should increase, or if veterinarians are successful in discouraging pet owners from purchasing from internet mail-order pharmacies, our sales could decrease and our financial condition and results of operations may be materially adversely affected.

Significant portions of our sales are made to residents of eight states.  If we should lose our pharmacy license in one or more of these states, our financial condition and results of operations would be materially adversely affected.

While we ship pet medications to customers in all 50 states, approximately 50% of our sales for the fiscal year ended March 31, 2010 were made to customers located in the states of California, Florida, Texas, New York, Pennsylvania, Virginia, North Carolina, and Georgia.   If for any reason our license to operate a pharmacy in one or more of those states should be suspended or revoked, or if it is not granted or renewed, our ability to sell prescription medications to residents of those states would cease and our financial condition and results of operations in future periods would be materially adversely affected.

We face significant competition from veterinarians and online and traditional retailers and may not be able to compete profitably with them.

We compete directly and indirectly with veterinarians for the sale of pet medications and other health products.  Veterinarians hold a competitive advantage over us because many pet owners may find it more convenient or preferable to purchase these products directly from their veterinarians at the time of an office visit.  We also compete directly and indirectly with both online and traditional retailers.  Both online and traditional retailers may hold a competitive advantage over us because of longer operating histories, established brand names, greater resources, and/or an established customer base.  Online retailers may have a competitive advantage over us because of established affiliate relationships to drive traffic to their website.  Traditional retailers may hold a competitive advantage over us because pet owners may prefer to purchase these products from a store instead of online or through catalog or telephone methods.  In order to effectively compete in the future, we may be required to offer promotions and other incentives, which may result in lower operating margins or adversely affect the results of operations.

We also face a significant challenge from our competitors forming alliances with each other, such as those between online and traditional retailers. These relationships may enable both their retail and online stores to negotiate better pricing and better terms from suppliers by aggregating the demand for products and negotiating volume discounts, which could be a competitive disadvantage to us.

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

We rely on a combination of trademarks, trade secrets, copyright laws, and contractual restrictions to protect our intellectual property rights.  These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our non-prescription private label generic equivalents, when and if developed, as well as aspects of our sales formats, or to obtain and use information that we regard as proprietary, including the technology used to operate our website and our content, and our trademarks.  Litigation or proceedings before the United States Patent and Trademark Office or other bodies may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain names, or to determine the validity and scope of the proprietary rights of others.  Any litigation or adverse proceeding could result in substantial costs and diversion of resources, and could seriously harm our business and operating results.  Third parties may also claim infringement by us with respect to past, current, or future technologies.  We expect that participants in our market will be increasingly involved in infringement claims as the number of services and competitors in our industry segment grows.  Any claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays, or require us to enter into royalty or licensing agreements.  These royalty or licensing agreements might not be available on terms acceptable to us or at all.

If we are unable to protect our Internet addresses or to prevent others from using Internet addresses that are confusingly similar, our business may be adversely impacted.

Our Internet addresses, www.1800petmeds.com, www.1888petmeds.com, www.petmedexpress.com, www.petmed.com, and www.petmeds.com are critical to our brand recognition and our overall success.  If we are unable to protect these Internet addresses, our competitors could capitalize on our brand recognition.  There may be similar Internet addresses used by competitors.  Governmental agencies and their designees generally regulate the acquisition and maintenance of Internet addresses.  The regulation of Internet addresses in the United States and in foreign countries has changed, and may undergo further change in the near future.  Furthermore, the relationship between regulations governing Internet addresses and laws protecting trademarks and similar proprietary rights is unclear.  Therefore, we may not be able to protect our own Internet addresses, or prevent third parties from acquiring Internet addresses that are confusingly similar to, infringe upon, or otherwise decrease the value of our Internet addresses.

Since all of our operations are housed in a single location, we are more susceptible to business interruption in the event of damage to or disruptions in our facility.

Our headquarters and distribution center are located in two buildings in one location in South Florida, and all of our shipments of products to our customers are made from this sole distribution center.  We have no present plans to establish any additional distribution centers or offices.  Because we consolidate our operations in one location, we are more susceptible to power and equipment failures, and business interruptions in the event of fires, floods, and other natural disasters than if we had additional locations.  Furthermore, because we are located in South Florida, which is a hurricane-sensitive area, we are particularly susceptible to the risk of damage to, or total destruction of, our headquarters and distribution center and surrounding transportation infrastructure caused by a hurricane.  We cannot assure you that we are adequately insured to cover the amount of any losses relating to any of these potential events, business interruptions resulting from damage to or destruction of our headquarters and distribution center, or power and equipment failures relating to our call center or websites, or interruptions or disruptions to major transportation infrastructure, or other events that do not occur on our premises.  The occurrence of one or more of these events could adversely impact our ability to generate revenues in future periods.

A portion of our sales are seasonal and our operating results are difficult to predict and may fluctuate.

Because our operating results are difficult to predict, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.  The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm, and flea and tick medications.  For the quarters ended June 30, 2009, September 30, 2009, December 31, 2009, and March 31, 2010, Company sales were 33%, 26%, 20%, and 21%, respectively.  In addition to the seasonality of our sales, our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are out of our control.  Factors that may cause our operating results to fluctuate include:

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

The Company has $12.5 million (par) invested in auction rate securities (“ARS”) which were classified as long term investments in our financial statements as of March 31, 2010.  Our ARS investments are not mortgage-backed based but are municipal-based and the securities underlying the ARS are currently rated AAA, the highest rating available by a rating agency.  Our ARS consist of closed-end fund preferred ARS, whose interest rates are reset, typically every seven to twenty-eight days.  Liquidity for our ARS historically has been provided by an auction process which has allowed us the opportunity to sell the securities at each auction date, and for those securities not sold, resets the applicable interest rate every seven or twenty-eight days.  Although auctions had been successful for periods immediately subsequent to February 2008, auctions for our ARS have failed, which therefore has eliminated our ability to sell these securities through the standard auction process. Currently there is no liquid market for these securities. There is no assurance that future auctions in our ARS will succeed.  An auction failure means that the parties wishing to sell their securities cannot be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate which may or may not correspond to market rates for other types of similar short-term instruments. Our securities for which auctions have failed will continue to accrue interest at the contractual rate and be subject to the auction process every seven or twenty-eight days until the auction succeeds, the issuer redeems the securities, or the security matures. As a result, our ability to liquidate our investment in these securities and use the cash proceeds in the near term may be limited.

In fiscal 2010 the fair value of our ARS was based upon a valuation assessment by an outside third party.  As of March 31, 2010, the Company held $12.5 million (par) in ARS, which were classified as long term investments and the Company recorded an unrealized impairment loss of $107,875, in the fourth quarter of fiscal 2010, within accumulated other comprehensive income (loss), based upon an assessment of the fair value of these ARS.  The $107,875 impairment was recorded as temporary due to the fact that the Company has both the ability and intent to hold these securities until anticipated recovery or maturity.  However, it could take until the final maturity or issuer refinancing of the underlying debt for us to realize the recorded value of our investments in these securities.  If the issuers of our ARS are unable to successfully close future auctions or redeem or refinance the securities and their credit ratings deteriorate, we may in the future be required to record an additional impairment charge on these investments, or may need to sell these securities on a secondary market.  Although we believe we will be able to liquidate our investments in these securities without any significant loss, the timing and financial impact of such an outcome is uncertain.  Based on our expected cash expenditures, our cash and cash equivalents balance, and other potential sources of cash, we do not anticipate that the potential lack of liquidity of these investments in the near term will adversely affect our ability to execute our current business plan.

The United States Environmental Protection Agency (“EPA”) has announced its intention to increase restrictions on flea and tick products and to caution consumers to use these products with extra care.  The Company’s sales and profits in future periods could be adversely impacted if sales for these products decline.

The EPA is taking a series of actions to increase the safety of spot-on pesticide products for flea and tick control for cats and dogs.  In 2008 the EPA received 44,000 complaints about certain “spot-on” pest prevention products, including some flea and tick control products that the Company currently sells.  The complaints reported adverse reactions ranging from mild effects such as skin irritations to more serious effects such as seizures and, in some cases, death of the pet.  Since that time, the EPA received additional information from the pet spot-on pesticide registrants and others and began an intensive evaluation of these products. Among immediate actions that the EPA is going to pursue are: requiring manufacturers of spot-on pesticide products to improve labeling, making instructions clearer to prevent product misuse; requiring more precise label instructions to ensure proper dosage per pet weight; requiring clear markings to differentiate between dog and cat products, and disallowing similar brand names for dog and cat products. There can be no assurances that this action by the EPA will not adversely affect our future sales and profits.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None

ITEM 2.

PROPERTIES

Our facilities, including our principal executive offices, are located at 1441 S.W. 29th Avenue and 2900 Gateway Drive, Pompano Beach, Florida 33069.  The Company leases its 50,000 square foot executive offices and warehouse facility and its 15,300 square foot customer service and pharmacy contact centers under a non-cancelable operating lease, through May 31, 2015.  This lease also includes a one-year option that expires on January 29, 2011, which will allow the Company to extend the lease until May 31, 2016.  The Company is responsible for certain maintenance costs, taxes, and insurance under this lease.  The future minimum annual lease payments are as follows: $723,000 for fiscal 2011, $745,000 for fiscal 2012, $767,000 for fiscal 2013, $784,000 for fiscal 2014, $794,000 for fiscal 2015, and $133,000 for fiscal 2016, and total $3,946,000.  Rent expense was $703,000, $641,000, and $500,000 for the years ended March 31, 2010, 2009 and 2008, respectively.

ITEM 3.

LEGAL PROCEEDINGS

In October 2009, the Company was notified that it was named as a defendant in a multi-defendant lawsuit, filed in the United States District Court for the Eastern District of Texas, Marshall Division, seeking declaratory, injunctive, and monetary relief styled Charles E. Hill & Associates, Inc. v. ABT Electronics, Inc., et al, Cause No. 2:09-CV-313.  The lawsuit alleges that the Company is infringing on patents related to electronic catalog systems.  The Company notified the vendor that provides it with Internet software that it was seeking indemnification, and at this time, subject to a reservation of rights set forth in the Master Licensing Agreement between the parties, and to a further assessment of the role of the vendor’s software in the matter, the vendor is supplying legal counsel at their expense.  However, at this stage it is difficult to assess the outcome or estimate any potential loss in the event of an adverse outcome.

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

REMOVED AND RESERVED

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $.001 per share, began trading publicly in 1997.  Our common stock is currently traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “PETS.”  The prices set forth below reflect the range of high and low closing sale prices per share in each of the quarters of fiscal 2010 and 2009 as reported by the NASDAQ.

Fiscal 2010:	High	Low
First Quarter	$17.55	$14.19
Second Quarter	$19.26	$14.37
Third Quarter	$19.74	$15.53
Fourth Quarter	$23.30	$17.82

Fiscal 2009:	High	Low
First Quarter	$14.00	$10.96
Second Quarter	$15.90	$12.21
Third Quarter	$19.00	$13.02
Fourth Quarter	$18.29	$13.26

There were 90 holders of record of our common stock at May 28, 2010, and we estimate there were approximately 17,000 beneficial stockholders on that date.

Dividend Policy

On August 3, 2009, the Company’s Board of Directors declared its first quarterly dividend of $0.10 per share on its common stock.  The Company intends to continue to pay regular quarterly dividends; however the declaration and payment of future dividends is discretionary and will be subject to a determination by the Board of Directors each quarter following its review of the Company’s financial performance.

During fiscal 2010, our Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount (In Thousands)	Payment Date

August 3, 2009	$0.10	August 14, 2009	$2,283	August 31, 2009
November 2, 2009	$0.10	November 13, 2009	$2,284	November 30, 2009
February 1, 2010	$0.10	February 12, 2010	$2,286	February 26, 2010

On May 3, 2010, the Company’s Board of Directors declared a quarterly dividend of $0.10 per share on its common stock.  The dividend was paid on May 28, 2010, to shareholders of record at the close of business on May 14, 2010.

Share Repurchase Plan

On November 8, 2006, the Company announced that the Board of Directors authorized the repurchase of up to $20.0 million of the Company’s common stock.  On October 31, 2008 the Company’s Board of Directors approved a second share repurchase program of up to $20.0 million.  This plan is intended to be implemented through purchases made from time to time in either the open market or through private transactions at the Company's discretion, subject to market conditions and other factors, in accordance with Securities and Exchange Commission requirements.

There can be no assurances as to the precise number of shares that will be repurchased under the share repurchase plan, and the Company may discontinue the share repurchase plan at any time subject to compliance with applicable regulatory requirements.  Shares purchased pursuant to the share repurchase plan will either be retired or held in the Company's treasury.  Any share repurchase would reduce our available cash.  During fiscal 2010 no shares of our outstanding common stock were repurchased.  During fiscal 2009 we repurchased approximately 1.3 million shares of our outstanding common stock for approximately $18.4 million, averaging approximately $13.70 per share.  All shares repurchased in fiscal 2009 were subsequently retired.

Since the inception of the share repurchase plans, approximately 2.3 million shares have been repurchased under the plan for approximately $30.0 million, and approximately $10.0 million remains available for repurchase, as of May 28, 2010.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 1998 Stock Option Plan, 2006 Employee Equity Compensation Restricted Stock Plan, and 2006 Outside Director Equity Compensation Restricted Stock Plan as of March 31, 2010:

EQUITY COMPENSATION PLAN INFORMATION (In thousands, except for per share amounts)

	Number of securities		Number of securities
	to be issued upon	Weighted average	remaining available
	exercise of outstanding	exercise price of	for future issuance
	options, warrants	outstanding options,	under equity
Plan category	and rights	warrants and rights	compensation plans

1998 Stock Option Plan (1)	46	$7.37	-

2006 Employee Restricted Stock Plan	425	-	575

2006 Director Restricted Stock Plan	92	-	108

Total	563		683

(1) The 1998 Stock Option Plan expired on July 31, 2008.

Performance Graph

Set forth below is a graph comparing the five year cumulative performance of our Common Stock with the Standard & Poor’s Composite-500 Stock Index (the “S&P 500”), the Nasdaq Composite, and the Russell 2000, from March 31, 2005 to March 31, 2010.  The graph assumes that $100 was invested on March 31, 2005 in each of our Common Stock, the S&P 500, the Nasdaq Composite, and the Russell 2000 and that all dividends were reinvested.  The performance graph and related information below shall not be deemed “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

PetMed Express, Inc.
Nasdaq Composite
Russell 2000
S&P 500
300.00
250.00
200.00
150.00
100.00
50.00
0.00
Value of $100 Investment made March 31, 2005
3/31/2005
3/31/2006
3/31/2007
3/31/2008
3/31/2009
3/31/2010
Nasdaq Composite
S&P 500
Russell 2000
PetMed Express, Inc.

Performance graph data:

	Fiscal Year Ended March 31,
	2005	2006	2007	2008	2009	2010
Nasdaq Composite	100.00	117.03	121.13	114.00	76.46	119.94
S&P 500	100.00	109.68	120.35	112.04	67.58	99.05
Russell 2000	100.00	124.40	130.18	111.85	68.73	110.34
PetMed Express, Inc.	100.00	239.81	159.92	149.66	222.40	299.19

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and notes thereto, and other financial information included elsewhere in this Annual Report on Form 10-K.  The Consolidated Statements of Income data set forth below for the fiscal years ended March 31, 2010, 2009, and 2008 and the Consolidated Balance Sheet data as of March 31, 2010 and 2009 have been derived from our audited Consolidated Financial Statements which are included elsewhere in this Annual Report on Form 10-K.  The Consolidated Statements of Income data set forth below for the fiscal years ended March 31, 2007 and 2006 and the Consolidated Balance Sheet data as of March 31, 2008, 2007 and 2006 have been derived from our audited Consolidated Financial Statements which are not included in this Annual Report on Form 10-K.

CONSOLIDATED STATEMENTS OF INCOME DATA
(In thousands, except for per share amounts)
	Fiscal Year Ended March 31,
	2010	2009	2008	2007	2006

Sales	$ 238,266	$ 219,412	$ 188,336	$ 162,246	$ 137,583
Cost of sales	146,405	134,085	114,122	97,680	83,244
Gross profit	91,861	85,328	74,214	64,566	54,339
Operating expenses	51,319	51,127	46,218	43,066	36,194
Net income	26,002	22,976	20,022	14,444	12,064
Net income per common share:
Basic	1.15	0.99	0.83	0.60	0.51
Diluted	1.14	0.98	0.82	0.60	0.50
Weighted average number of
common shares outstanding:
Basic	22,617	23,306	24,088	24,109	23,659
Diluted	22,746	23,482	24,299	24,271	24,212
Cash dividends declared per
common share	0.30	-	-	-	-

CONSOLIDATED BALANCE SHEET DATA DATA
(In thousands)
	March 31,
	2010	2009	2008	2007	2006

Working capital	$ 79,412	$ 54,630	$ 38,804	$ 50,613	$ 34,969
Total assets	104,170	81,963	73,455	61,218	42,624
Total liabilities	7,313	6,995	6,421	7,355	4,985
Shareholders' equity	96,857	74,968	67,034	53,864	37,640

NON FINANCIAL DATA (UNAUDITED)
(In thousands)
	March 31,
	2010	2009	2008	2007	2006

New customers acquired	815	802	710	681	624
Total accumulated customers (1)	5,463	4,648	3,846	3,136	2,455

(1) includes both active and inactive customers

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

PetMed Express was incorporated in the state of Florida in January 1996.  The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “PETS.”  The Company began selling pet medications and other pet health products in September 1996.  Presently, the Company’s product line includes approximately 750 of the most popular pet medications and other health products for dogs, cats, and horses. In March 2010 the Company started offering for sale additional pet supplies on our website, which will be drop shipped to our customers by third parties.  These pet supplies include: beds, crates, stairs, strollers, and other popular pet supplies.

The Company markets its products through national television, online, and direct mail/print advertising campaigns which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases.  Approximately 68% of all sales were generated via the Internet in fiscal 2010, compared to 65% in fiscal 2009.  The Company’s sales consist of products sold mainly to retail consumers.  The Company’s sales returns average was approximately 1.5% of sales for both the fiscal years ended March 31, 2010 and 2009.  The twelve-month average purchase was approximately $80 and $82 per order for the fiscal years ended March 31, 2010 and 2009, respectively.

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

Revenue recognition

The Company generates revenue by selling prescription and non-prescription pet medications and pet supplies primarily to retail consumers.  The Company’s policy is to recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the customer.  Outbound shipping and handling fees are included in sales and are billed upon shipment.  Shipping expenses are included in cost of sales.  The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days.  Credit card sales minimize accounts receivable balances relative to sales.  The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks.  The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends.  At March 31, 2010 and 2009 the allowance for doubtful accounts was approximately $5,000 and $59,000, respectively.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method.  The Company writes down its inventory for estimated obsolescence.  The inventory reserve was approximately $73,000 and $202,000 for the fiscal years ended March 31, 2010 and 2009, respectively.

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

Accounting for income taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (ASC Topic 740), which generally requires recognition of deferred tax assets and liabilities for the expected future tax benefits or consequences of events that have been included in the Consolidated Financial Statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting carrying values and the tax bases of assets and liabilities, and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse.

Results of Operations

The following should be read in conjunction with the Company’s Consolidated Financial Statements and the related notes thereto included elsewhere herein.  The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Consolidated Statements of Income:

	Fiscal Year Ended March 31,

	2010	2009	2008

Sales	100.0%	100.0%	100.0%
Cost of sales	61.4	61.1	60.6

Gross profit	38.6	38.9	39.4

Operating expenses:
General and administrative	9.4	9.8	10.8
Advertising	11.6	13.1	13.4
Depreciation and amortization	0.6	0.4	0.3
Total operating expenses	21.6	23.3	24.5

Income from operations	17.0	15.6	14.9

Total other income (expense)	0.1	0.7	1.2

Income before provision for income taxes	17.1	16.3	16.1

Provision for income taxes	6.2	5.8	5.5

Net income	10.9%	10.5%	10.6%

Fiscal 2010 Compared to Fiscal 2009

Sales

Sales increased by approximately $18.9 million, or 8.6%, to approximately $238.3 million for the fiscal year ended March 31, 2010, from approximately $219.4 million for the fiscal year ended March 31, 2009.  The increase in sales for the fiscal year ended March 31, 2010 was primarily due to increased reorder sales offset by a decrease in new order sales.  The decrease in new order sales may be attributed to a reduction in advertising spending for the fiscal year, along with a reduction in the average order size.  The Company has committed certain dollar amounts specifically designated towards television, direct mail/print, and online advertising to stimulate sales, create brand awareness, and acquire new customers.  There can be no assurances that this growth trend will continue, due to increasing competition from veterinarians and traditional and online retailers, and a reduction in our average order size.  The Company acquired approximately 815,000 new customers for the year ended March 31, 2010, compared to approximately 802,000 new customers for the same period the prior year.

The following chart illustrates sales by various sales classifications:

Year Ended March 31,
Sales (In thousands)	2010	%	2009	%	$ Variance	% Variance

Reorder Sales	$ 177,805	74.6%	$ 156,934	71.5%	$ 20,871	13.3%
New Order Sales	$ 60,461	25.4%	$ 62,478	28.5%	$ (2,017)	-3.2%

Total Net Sales	$ 238,266	100.0%	$ 219,412	100.0%	$ 18,854	8.6%

Internet Sales	$ 162,803	68.3%	$ 143,284	65.3%	$ 19,519	13.6%
Contact Center Sales	$ 75,463	31.7%	$ 76,128	34.7%	$ (665)	-0.9%

Total Net Sales	$ 238,266	100.0%	$ 219,412	100.0%	$ 18,854	8.6%

Sales may be adversely affected in fiscal 2011 due to increased retail and on-line competition and the lack of television remnant space availability at affordable prices. Television advertising has been the Company’s predominant marketing method for several years.  Historically, there has been a direct correlation between the amount of television advertising done by the Company and its sales.  Sales may also be affected by consumers giving more consideration to price and trading down to less expensive retail brands, which we may not carry.  In response to these trends, the Company is currently attempting to shift some advertising dollars from television to both on-line and print campaigns, and offer more promotions to our existing database to encourage reorders and reactivate inactive customers.  However, there can be no assurances that the alternative advertising strategies to television will have the same impact on our sales and more aggressive sales promotions could also result in a decrease to gross profit margins.  No guarantees can be made that the Company’s efforts will be successful, or that sales will continue to grow.

The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm, and flea and tick medications.  For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2010, the Company’s sales were approximately 33%, 26%, 20%, and 21%, respectively.

Cost of sales

Cost of sales increased by $12.3 million, or 9.2%, to $146.4 million for the fiscal year ended March 31, 2010, from $134.1 million for the fiscal year ended March 31, 2009.  The increase in cost of sales is directly related to the increase in sales in fiscal 2010 as compared to fiscal 2009.  As a percentage of sales, cost of sales was 61.4% in fiscal 2010, as compared to 61.1% in fiscal 2009.  The percentage increase can be mainly attributed to increases in our product costs, offset by a reduction in freight expenses due to a shift from priority to standard shipping.

Gross profit

Gross profit increased by $6.6 million, or 7.7%, to $91.9 million for the fiscal year ended March 31, 2010, from $85.3 million for the fiscal year ended March 31, 2009.  Gross profit as a percentage of sales for fiscal 2010 and 2009 was 38.6% and 38.9%, respectively.  The gross profit percentage decrease can be mainly attributed to increases in our product costs, offset by a reduction in freight expenses due to a shift from priority to standard shipping.

General and administrative expenses

General and administrative expenses increased by $736,000, or 3.4%, to $22.3 million for the fiscal year ended March 31, 2010 from $21.6 million for the fiscal year ended March 31, 2009.  The increase in general and administrative expenses for the fiscal year ended March 31, 2010 was primarily due to the following: a $513,000 increase in payroll expenses which can be attributed to the addition of new employees in the customer care and pharmacy departments enabling the Company to sustain its growth; a $384,000 increase in credit card and bank service fees which is directly attributable to increased sales in the fiscal year; a $211,000 increase in property expenses which can be directly attributed to increased rent due to the 15,000 square feet warehouse and pharmacy expansion; and a $88,000 increase in license expenses which can be directly attributed to increased fees associated with the state of Ohio.  Offsetting the increase was a $283,000 reduction in professional fees, with the majority of the decrease relating to legal and pharmacy fees; a $61,000 decrease in telephone expenses, a $56,000 decrease in bad debt expense, and a $60,000 decrease in other expenses including office and insurance expenses.  General and administrative expenses as a percentage of sales was 9.4% compared to 9.8% for the fiscal years ended March 31, 2010 and 2009, respectively.  The decrease in general and administrative expenses as a percentage of sales can mainly be attributed to efficiencies in payroll expenses and a reduction of professional fees.

Advertising expenses

Advertising expenses decreased by approximately $1.0 million, or 3.7%, to approximately $27.7 million for the year ended March 31, 2010, from approximately $28.7 million for the year ended March 31, 2009.  The decrease in advertising expenses for the year can be mainly attributed to a shortage in the remnant television advertising inventory.  During the year the Company planned to commit certain amounts specifically designated towards television, direct mail/print, and online advertising to stimulate sales, create brand awareness, and acquire new customers.  The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $34 for the year ended March 31, 2010, compared to $36 for the year ended March 31, 2009.  Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, increased advertising spending, and price competition from veterinarians and other retailers of pet medications.  Historically, the advertising environment fluctuates due to supply and demand.  A more favorable advertising environment may positively impact future new order sales, whereas a less favorable advertising environment may negatively impact future new order sales.  As a percentage of sales, advertising expense was 11.6% and 13.1% for the years ended March 31, 2010 and 2009, respectively.  The decrease in advertising expense as a percentage of total sales for the year ended March 31, 2010 can be attributed to increased sales with declining new customer acquisition costs and a reduction in advertising spending.  The Company currently anticipates advertising as a percentage of sales to range between approximately 11.0% and 12.0% for fiscal 2011.  However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.  For the fiscal year ended March 31, 2010, quarterly advertising expenses as a percentage of sales ranged between 10% and 13%.

Depreciation and amortization expenses

Depreciation and amortization expenses increased by approximately $507,000, or 62%, to approximately $1.3 million for the year ended March 31, 2010, from approximately $815,000 for the year ended March 31, 2009.  This increase to depreciation and amortization expense for the year ended March 31, 2010 can be attributed to an increase in new property and equipment additions relating to the warehouse, pharmacy, and customer call center expansion in fiscal 2009.

Other income

Other income decreased by approximately $1.3 million, or 86%, to approximately $201,000 for the year ended March 31, 2010 from approximately $1.5 million for the year ended March 31, 2009.  The decrease to other income can be primarily attributed to decreased interest income due to a reduction in interest rates.  The decrease can also be attributed to a reduction in advertising revenue generated from our website.  Interest income may decrease in the future due to a reduction in interest rates and also as the Company utilizes its cash balances on its $20.0 million share repurchase plan, with approximately $10.0 million remaining as of March 31, 2010, on any quarterly dividend payment, or on its operating activities.

Provision for income taxes

For the fiscal years ended March 31, 2010 and 2009, the Company recorded an income tax provision for approximately $14.7 and $12.7 million, respectively.  The effective tax rate for the fiscal years ended March 31, 2010 and 2009 were 36.2% and 35.6%, respectively.  The effective tax rate increase was due to less tax-free interest income for the year compared to the same period the prior year.  The Company estimates its effective tax rate will range between approximately 36.5% and 37.0% for fiscal 2011.

Net income

Net income increased by approximately $3.0 million, or 13.2%, to approximately $26.0 million for the fiscal year ended March 31, 2010 from approximately $23.0 million for the fiscal year ended March 31, 2009.  The increase was mainly attributable to the Company’s sales growth and our success in leveraging our operating expenses.

Fiscal 2009 Compared to Fiscal 2008

Sales

Sales increased by approximately $31.1 million, or 16.5%, to approximately $219.4 million for the fiscal year ended March 31, 2009, from approximately $188.3 million for the fiscal year ended March 31, 2008.  The increase in sales for the fiscal year ended March 31, 2009 was primarily due to increased retail reorders and new orders.  The Company has committed certain dollar amounts specifically designated towards television, direct mail/print, and online advertising to stimulate sales, create brand awareness, and acquire new customers.  The Company acquired approximately 802,000 new customers for the year ended March 31, 2009, compared to approximately 710,000 new customers for the same period the prior year.  There can be no assurances that this growth trend will continue, due to increasing competition from veterinarians and traditional and online retailers.

The following chart illustrates sales by various sales classifications:

Year Ended March 31,
Sales (In thousands)	2009	%	2008	%	$ Variance	% Variance

Reorder Sales	$ 156,781	71.5%	$ 134,349	71.3%	$ 22,432	16.7%
New Order Sales	$ 62,478	28.5%	$ 53,766	28.6%	$ 8,712	16.2%
Wholesale Sales	$ 153	-	$ 221	0.1%	$ (68)	-30.8%

Total Net Sales	$ 219,412	100.0%	$ 188,336	100.0%	$ 31,076	16.5%

Internet Sales	$ 143,284	65.3%	$ 122,484	65.0%	$ 20,800	17.0%
Contact Center Sales	$ 76,128	34.7%	$ 65,852	35.0%	$ 10,276	15.6%

Total Net Sales	$ 219,412	100.0%	$ 188,336	100.0%	$ 31,076	16.5%

The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm, and flea and tick medications.  For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2009, the Company’s sales were approximately 31%, 27%, 20%, and 22%, respectively.

Cost of sales

Cost of sales increased by $20.0 million, or 17.5%, to $134.1 million for the fiscal year ended March 31, 2009, from $114.1 million for the fiscal year ended March 31, 2008.  The increase in cost of sales is directly related to the increase in sales in fiscal 2009 as compared to fiscal 2008.  As a percent of sales, the cost of sales was 61.1% in fiscal 2009, as compared to 60.6% in fiscal 2008.  The percentage increase can be mainly attributed to increases in our product costs, offset by a reduction in freight expenses due to a shift from priority to standard shipping.

Gross profit

Gross profit increased by $11.1 million, or 15.0%, to $85.3 million for the fiscal year ended March 31, 2009, from $74.2 million for the fiscal year ended March 31, 2008.  Gross profit as a percentage of sales for fiscal 2009 and 2008 was 38.9% and 39.4%, respectively.  The gross profit percentage decrease can be mainly attributed to increases in our product costs, offset by a reduction in freight expenses due to a shift from priority to standard shipping.

General and administrative expenses

General and administrative expenses increased by $1.2 million, or 6.1%, to $21.6 million for the fiscal year ended March 31, 2009 from $20.4 million for the fiscal year ended March 31, 2008.  General and administrative expenses as a percentage of sales was 9.8% compared to 10.8% for the fiscal years ended March 31, 2009 and 2008, respectively.  The increase in general and administrative expenses for the fiscal year ended March 31, 2009 was primarily due to the following: a $754,000 increase in payroll expenses which can be attributed to the addition of new employees in the customer care and pharmacy departments enabling the Company to sustain its growth; a $619,000 increase in credit card and bank service fees which is directly attributable to increased sales in the fiscal year; a $367,000 increase in professional fees, with the majority of the increase related to increased legal fees; a $212,000 increase in property expenses which can be directly attributed to increased rent due to the

15,000 square feet warehouse and pharmacy expansion; a $82,000 increase in telephone expenses which can be directly attributed to increased sales; and a $56,000 net increase in bad debt, license, travel, and insurance expenses.  Offsetting the increase was a $466,000 reduction in office expenses, a portion of which was due to a change in our shipping policy, a shift from priority to standard shipping, enacted in fiscal 2009.  Shipping expenses formerly chargeable as general and administrative expenses are now qualified as cost of sales.  Also, offsetting the increase was a $386,000 one-time state/county sales tax charge which was booked in fiscal 2008, relating to state/county sales tax which was not collected on behalf of our customers.

Advertising expenses

Advertising expenses increased by approximately $3.4 million, or approximately 13.6%, to approximately $28.7 million for the fiscal year ended March 31, 2009 from approximately $25.3 million for the fiscal year ended March 31, 2008.  The increase in advertising expenses for the fiscal year ended March 31, 2009 was due to the Company’s plan to commit certain amounts specifically designated towards television, direct mail/print, and online advertising to stimulate sales, create brand awareness, and acquire new customers.  The advertising cost of acquiring a new customer, defined as total advertising cost divided by new customers acquired, was $36 for both the fiscal years ended March 31, 2009 and 2008.  Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, increased advertising spending, and price competition from veterinarians and other retailers of pet medications.  Historically, the advertising environment fluctuates due to supply and demand.  A more favorable advertising environment may positively impact future new order sales, whereas a less favorable advertising environment may negatively impact future new order sales.  As a percentage of sales, advertising expense was 13.1% in fiscal 2009, as compared to 13.4% in fiscal 2008.  The decrease in advertising expense as a percentage of total sales for fiscal 2009 can be attributed to increased sales with new customer acquisition costs remaining relatively flat.  The Company currently anticipates advertising as a percentage of sales to range from approximately 12.0% to 13.0% in fiscal 2010.  However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.  For the fiscal year ended March 31, 2009, quarterly advertising expenses as a percentage of sales ranged between 11% and 15%.

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

Other income

Other income decreased by approximately $960,000, or 39.7%, to approximately $1.5 million for the fiscal year ended March 31, 2009, from approximately $2.4 million for the fiscal year ended March 31, 2008.  The decrease to other income can be primarily attributed to decreased interest income due to a reduction in interest rates and a reduced cash balance due to the Company’s share repurchase plan.  The decrease can also be attributed to a reduction in advertising revenue generated from our website.  Also, during fiscal 2009, the Company booked a charge of $140,000 in interest and penalties due to a late payment of federal income taxes.  Interest income may decrease in the future due to a reduction in interest rates and also as the Company utilizes its cash balances on its $20.0 million share repurchase plan, with approximately $10.0 million remaining as of May 29, 2009, or on its operating activities.

Provision for income taxes

For the fiscal years ended March 31, 2009 and 2008, the Company recorded an income tax provision for approximately $12.7 million and $10.4 million, respectively.  The effective tax rate for the fiscal years ended March 31, 2009 and 2008 were 35.6% and 34.2%, respectively.  The effective tax rate increase can be attributed to an income tax benefit of approximately $308,000 that was recognized in fiscal 2008, which relates to an income tax over-accrual for the fiscal year ended March 31, 2007.  During the first quarter of fiscal 2008, it was determined that the Company was no longer a full tax payer in the state of Florida, due to the fact that it established nexus in another state.  This event triggered a lower effective tax rate in fiscal 2008.  The Company estimates its effective tax rate to be approximately 36.0% in fiscal 2010.

Net income

Net income increased by approximately $3.0 million, or 14.8%, to approximately $23.0 million for the fiscal year ended March 31, 2009 from approximately $20.0 million for the fiscal year ended March 31, 2008.  The increase was mainly attributable to the Company’s sales growth and our success in leveraging our operating and advertising expenses.

Liquidity and Capital Resources

The Company’s working capital at March 31, 2010 and 2009 was approximately $79.4 million and approximately $54.6 million, respectively.  The $24.8 million increase in working capital was primarily attributable to cash flow generated from operations and a $2.2 million redemption of our auction rate securities (“ARS”) investments.  Net cash provided by operating activities was $27.7 million and $15.0 million for the fiscal years ended March 31, 2010 and 2009, respectively.  Net cash provided by investing activities was $1.1 million and $11.2 million for the fiscal years ended March 31, 2010 and 2009, respectively.  This change can be mainly attributed to an increased amount of investment redemptions during fiscal 2009, offset by a decrease in property and equipment and intangible asset purchases in fiscal 2010 compared to the prior fiscal year.  Net cash used in financing activities was $5.8 million and $16.3 million for fiscal 2010 and 2009, respectively.  This decrease was primarily due to the Company paying approximately $6.8 million in dividends for the year ended March 31, 2010, which was offset in the prior year by the Company repurchasing its common stock for approximately $18.5 million during the year ended March 31, 2009.  The Company also received approximately $735,000 in proceeds from the exercise of stock options for the year ended March 31, 2010 compared to proceeds of approximately $1.9 million for the year ended March 31, 2009.  The Company did not repurchase any of its common shares during fiscal 2010.  As of March 31, 2010 the Company had approximately $10.0 million remaining under the Company’s share repurchase plan.  On May 3, 2010 our Board of Directors declared a $0.10 per share dividend.  The Board established a May 14, 2010 record date and a May 28, 2010 payment date.  Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan, or on quarterly dividends.

The Company had $12.5 million, at par, invested in ARS which were classified as long term investments in our financial statements as of March 31, 2010.  Our ARS investments are not mortgage-backed based but are municipal-based and the securities underlying the ARS are currently rated AAA, the highest rating available by a rating agency.  Our ARS consist of closed-end fund preferred ARS, whose interest rates are reset, typically every seven to twenty-eight days. In fiscal 2010, the fair value of investments was based upon a valuation assessment by an outside third party.  As of March 31, 2009, the Company held $14.7 million, at par, in ARS, which were classified as long term investments and the Company recorded an unrealized impairment loss of $219,750, in the fourth quarter of fiscal 2009, within accumulated other comprehensive loss, based upon an assessment of the fair value of these ARS.  During the quarter ended September 30, 2009 the Company was able to liquidate approximately $2.2 million of its ARS investments, at par.  As of March 31, 2010, the Company held $12.5 million in ARS, at par, which were classified as long term investments.  The Company reduced the unrealized impairment loss to $107,875, in the fourth quarter of fiscal 2010, within accumulated other comprehensive loss, based upon an assessment of the fair value of these ARS.  The $107,875 impairment was recorded as temporary due to the fact that the Company has both the ability and intent to hold these securities until anticipated recovery or maturity.  However, it could take until the final maturity or issuer refinancing of the underlying debt for us to realize the recorded value of our investments in these securities.  If the issuers of our ARS are unable to successfully close future auctions or redeem or refinance the securities and their credit ratings deteriorate, we may in the future be required to record an additional impairment charge on these investments, or may need to sell these securities on a secondary market.  Although we believe we will be able to liquidate our investments in these securities without any significant loss, the timing and financial impact of such an outcome is uncertain.  Based on our expected cash expenditures, our cash and cash equivalents balance, and other potential sources of cash, we do not anticipate that the potential lack of liquidity of these investments in the near term will adversely affect our ability to execute our current business plan.

The Company leases its 65,300 square foot facility which houses its executive offices, warehouse, and customer service and pharmacy contact centers under a non-cancelable operating lease, through May 31, 2015.  On January 29, 2010, the Company signed a sixth addendum to its existing lease extending the terms of the lease until May 31, 2015.  This addendum also includes a one-year option that expires on January 29, 2011, which will allow the Company to extend the lease until May 31, 2016.  The future minimum annual lease payments are as follows: $723,000 for fiscal 2011, $745,000 for fiscal 2012, $767,000 for fiscal 2013, $784,000 for fiscal 2014, $794,000 for fiscal 2015, and $133,000 for fiscal 2016.  The Company is responsible for certain maintenance costs, taxes, and insurance under this lease.

As of March 31, 2010 and 2009 the Company had no outstanding lease commitments except for the lease for its 65,300 square foot facility.  We are not currently bound by any long or short term agreements for the purchase or lease of capital expenditures.  Any amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any increase in our business.  To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Presently, we have approximately $750,000 forecasted for capital expenditures to further support and maintain the Company’s growth in fiscal 2011 which will be funded through cash from operations.  The Company’s source of working capital includes cash from operations and the exercise of stock options.  The Company presently has no need for alternative sources of working capital, and has no commitments or plans to obtain additional capital.

Contractual Obligations and Commitments (In thousands)

	Total	Less than 1 year	1-2 years	3-5 Years	More than 5 years

Property lease	$ 3,946	$ 723	$ 745	$ 2,345	$ 133
Executive employment contract	$ 1,650	$ 550	$ 550	$ 550	$ -

Total obligations	$ 5,596	$ 1,273	$ 1,295	$ 2,895	$ 133

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2010.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") established the Accounting Standards Codification (“the Codification” or “ASC”).  The FASB issued Accounting Standards Update (“ASU”) No. 2009-01 “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded and all other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections within the Codification.  Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue the ASU which will serve to update the Codification, provide background information about the guidance, and provide the basis for conclusions on the changes to the Codification.  The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented.  The Codification was effective for the quarter ended September 30, 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  In order to ease the transition to the Codification, we are providing the Codification cross-references alongside the references to the standards issued and adopted prior to the adoption of the Codification.

The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices.  Our financial instruments include cash and cash equivalents, short and long term investments, accounts receivable, and accounts payable.  The book values of cash equivalents, short and long term investments, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments.  Interest rates affect our return on excess cash and investments.  As of March 31, 2010, we had $53.0 million in cash and cash equivalents, and $12.4 million in long term investments.  A majority of our cash and cash equivalents and investments generate interest income based on prevailing interest rates.

A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments.  It would also impact the market value of our investments.  Our investments are subject to market risk, primarily interest rate and credit risk.  Our investments are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors.  Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our investments to high-quality debt instruments with both short and long term maturities.  We do not hold any derivative financial instruments that could expose us to significant market risk.  At March 31, 2010, we had no debt obligations.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PETMED EXPRESS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

PetMed Express, Inc. and Subsidiaries

We have audited the consolidated balance sheets of PetMed Express, Inc. and Subsidiaries as of March 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PetMed Express, Inc. and Subsidiaries as of March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PetMed Express, Inc. and Subsidiaries' internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 28, 2010 expressed an unqualified opinion on the effectiveness of PetMed Express, Inc. and Subsidiaries’ internal control over financial reporting.

/s/ McGladrey & Pullen, LLP

McGladrey & Pullen, LLP

New York, New York

May 28, 2010

PETMED EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
	March 31,	March 31,
	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$53,143	$30,126
Accounts receivable, less allowance for doubtful
accounts of $5 and $59, respectively	2,097	2,881
Inventories - finished goods	29,064	26,778
Prepaid expenses and other current assets	610	754
Deferred tax assets	1,255	724
Prepaid income taxes	330	362
Total current assets	86,499	61,625

Long term investments	12,392	14,430
Property and equipment, net	4,429	5,058
Intangible asset	850	850

Total assets	$104,170	$81,963

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$4,776	$4,817
Accrued expenses and other current liabilities	2,312	2,178
Total current liabilities	7,088	6,995

Deferred tax liabilities	225	-

Total liabilities:	7,313	6,995

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 5,000 shares authorized;
3 convertible shares issued and outstanding with a
liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized;
22,990 and 22,687 shares issued and outstanding, respectively	23	23
Additional paid-in capital	2,628	-
Retained earnings	94,305	75,156
Accumulated other comprehensive loss	(108)	(220)

Total shareholders' equity	96,857	74,968

Total liabilities and shareholders' equity	$104,170	$81,963

See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for per share amounts)

	Year Ended March 31,
	2010	2009	2008

Sales	$238,266	$219,412	$188,336
Cost of sales	146,405	134,085	114,122

Gross profit	91,861	85,327	74,214

Operating expenses:
General and administrative	22,341	21,605	20,367
Advertising	27,657	28,707	25,261
Depreciation and amortization	1,321	814	590
Total operating expenses	51,319	51,126	46,218

Income from operations	40,542	34,201	27,996

Other income:
Interest income, net	196	1,056	1,771
Other, net	4	408	644
Loss on disposal of property and equipment	-	(9)	-
Total other income	200	1,455	2,415

Income before provision for income taxes	40,742	35,656	30,411

Provision for income taxes	14,740	12,680	10,389

Net income	$26,002	$22,976	$20,022

Net income per common share:
Basic	$1.15	$0.99	$0.83
Diluted	$1.14	$0.98	$0.82

Weighted average number of common shares outstanding:
Basic	22,617	23,306	24,088
Diluted	22,746	23,482	24,299

Cash dividends declared per common share	$0.30	$-	$-

See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Fiscal years ended March 31, 2008, March 31, 2009, and March 31, 2010
(In thousands)

								Accumulated
	Convertible		Common		Additional			Other
	Preferred Stock		Stock		Paid-In	Retained	Treasury	Comprehensive
	Shares	Amounts	Shares	Amounts	Capital	Earnings	Stock	Loss	Total

Balance, March 31, 2007	3	$9	24,309	$24	$15,213	$38,617	$-	$-	$53,863

Issuance of common stock from
exercise of stock options	-	-	292	1	2,785	-	-	-	2,786

Issuance of restricted stock	-	-	81	-	-	-	-	-	-

Share based compensation	-	-	-	-	1,679	-	-	-	1,679

Tax benefit related to stock
options exercised	-	-	-	-	284	-	-	-	284

Repurchased shares	-	-	(948)	(1)	(11,565)	-	(34)	-	(11,600)

Net income	-	-	-	-	-	20,022	-	-	20,022

Balance, March 31, 2008	3	9	23,734	24	8,396	58,639	(34)	-	67,034

Issuance of common stock from
exercise of stock options	-	-	225	-	1,893	-	-	-	1,893

Issuance of restricted stock	-	-	78	-	-	-	-	-	-

Share based compensation	-	-	-	-	1,464	-	-	-	1,464

Tax benefit related to stock
options exercised	-	-	-	-	268	-	-	-	268

Repurchased and retired shares	-	-	(1,350)	(1)	(18,480)	-	34	-	(18,447)

Allocation of retirement of
repurchased shares of additional
paid in capital and retained earnings	-	-	-	-	6,459	(6,459)	-	-	-

Net income	-	-	-	-	-	22,976	-	22,976	22,976

Other comprehensive loss:
Unrealized loss on long term
investments	-	-	-	-	-	-	-	(220)	(220)

Total comprehensive income	-	-	-	-	-	-	-	$22,756	-

Balance, March 31, 2009	3	9	22,687	23	-	75,156	-	(220)	74,968

Issuance of common stock from
exercise of stock options	-	-	102	-	735	-	-	-	735

Issuance of restricted stock	-	-	201	-	-	-	-	-	-

Share based compensation	-	-	-	-	1,594	-	-	-	1,594

Tax benefit related to stock
options exercised	-	-	-	-	299	-	-	-	299

Dividends declared	-	-	-	-	-	(6,853)	-	-	(6,853)

Net income	-	-	-	-	-	26,002	-	26,002	26,002

Net change in unrealized loss
on long term investments	-	-	-	-	-	-	-	112	112

Total comprehensive income	-	-	-	-	-		-	$26,114	-

Balance, March 31, 2010	3	$9	22,990	$23	$2,628	$94,305	$-	$(108)	$96,857

See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$26,002	$22,976	$20,022
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,321	815	590
Share based compensation	1,594	1,464	1,679
Deferred income taxes	(305)	497	(327)
Loss on disposal of property and equipment	-	9	-
Bad debt expense	18	74	41
(Increase) decrease in operating assets
and increase (decrease) in operating liabilities:
Accounts receivable	766	(1,380)	(247)
Inventories - finished goods	(2,286)	(8,868)	(1,823)
Prepaid income taxes	32	(362)	-
Prepaid expenses and other current assets	144	(62)	379
Accounts payable	313	(313)	(1,501)
Income taxes payable	-	(185)	(44)
Accrued expenses and other current liabilities	86	301	611
Net cash provided by operating activities	27,685	14,966	19,380

Cash flows from investing activities:
Net change in investments	2,150	14,870	9,605
Purchases of property and equipment	(1,047)	(3,208)	(503)
Purchase of intangible asset	-	(485)	-
Net proceeds from the sale of property and equipment	-	2	-
Net cash provided by investing activities	1,103	11,179	9,102

Cash flows from financing activities:
Dividends paid	(6,805)	-	-
Purchases of treasury stock	-	(18,448)	(11,600)
Proceeds from the exercise of stock options	735	1,893	2,785
Tax benefit related to stock options exercised	299	268	284
Net cash used in financing activities	(5,771)	(16,287)	(8,531)

Net increase in cash and cash equivalents	23,017	9,858	19,951
Cash and cash equivalents, at beginning of the year	30,126	20,268	317

Cash and cash equivalents, at end of the year	$53,143	$30,126	$20,268

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$14,719	$16,462	$10,331

Retirement of treasury stock	$-	$18,482	$11,566

Property and equipment purchases in accounts payable	$418	$772	$-

Dividends payable in accrued expenses	$48	$-	$-

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)

Summary of Significant Accounting Policies

Organization

PetMed Express, Inc. and subsidiaries, d/b/a 1-800-PetMeds (the “Company”), is a leading nationwide pet pharmacy.  The Company markets and sells prescription and non-prescription pet medications and other health products for dogs, cats, and horses direct to the consumer.  The Company markets its products through national television, online, and direct mail/print advertising campaigns, which aim to increase the recognition of the “1-800-PetMeds” brand name, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases.  The majority of all of the Company's sales are to residents in the United States.  The Company’s executive offices are located in Pompano Beach, Florida.  The Company's fiscal year end is March 31, and references herein to fiscal 2010, 2009, or 2008 refer to the Company's fiscal years ended March 31, 2010, 2009, and 2008, respectively.

FASB Codification Projects

In June 2009, the Financial Accounting Standards Board ("FASB") established the Accounting Standards Codification (“the Codification” or “ASC”).  The FASB issued Accounting Standards Update (“ASU”) No. 2009-01 “Generally Accepted Accounting Principles” ASC Topic 105 which establishes the FASB Accounting Standards Codification as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded and all other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections within the Codification.  Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue the ASU which will serve to update the Codification, provide background information about the guidance, and provide the basis for conclusions on the changes to the Codification.  The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented.  The Codification was effective for the quarter ended September 30, 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  In order to ease the transition to the Codification, we are providing the Codification cross-references alongside the references to the standards issued and adopted prior to the adoption of the Codification.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its three wholly owned subsidiaries.  All significant intercompany transactions have been eliminated in consolidation.

Revenue Recognition

The Company generates revenue by selling pet medication products primarily to retail consumers.  The Company’s policy is to recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the customer.  Outbound shipping and handling fees are included in sales and are billed upon shipment.  Shipping expenses are included in cost of sales.

The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days.  Credit card sales minimize the accounts receivable balances relative to sales.  The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from the customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks.  The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends.  At March 31, 2010 and 2009, the allowance for doubtful accounts was approximately $5,000 and $59,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)

Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.  Cash and cash equivalents at March 31, 2010 and 2009 consisted of the Company’s cash accounts and money market accounts with a maturity of three months or less.  The carrying amount of cash equivalents approximates fair value.  The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.

Long Term Investments

The Company’s investment portfolio consists of auction rate securities (“ARS”), which are investments with contractual maturities generally between 20 to 30 years, in the form of municipal bonds and preferred stock, whose interest rates reset, typically every seven to twenty-eight days, through an auction process.  At the end of each reset period, investors can sell or continue to hold the securities at par.  Beginning in February 2008, auctions failed for the ARS held because sell orders exceeded buy orders.  These failures are not believed to be a credit issue, but rather are caused by a lack of liquidity.  The funds associated with these failed auctions may not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.

As a result, these securities with failed auctions have been classified as long-term assets in the Consolidated Balance Sheet due to the fact that they were not currently trading at such date, and conditions in the general markets created uncertainty as to when successful auctions would be reestablished.  These ARS are recorded at estimated fair value and have variable interest rates that are recorded as interest income.  In accordance with ASC Topic 320 (SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities), long term investments are classified as available-for-sale, with any changes in fair value to be reflected in other comprehensive income.  The Company evaluates its long term investments for impairment and whether impairment is other-than-temporary, and, if other- than-temporary, then the measurement of the impairment loss is a charge to net income.  Unrealized gains and losses are deemed temporary and are included in accumulated other comprehensive income.  The Company recognized a temporary impairment on its ARS investments during fiscal 2010 and fiscal 2009.  The Company does not believe that the underlying credit quality of the assets has been impacted; however the temporary impairment is mainly due to the lack of liquidity.  The Company is currently trying to liquidate all ARS.

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

Inventories

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method.  The Company writes down its inventory for estimated obsolescence.  The inventory reserve was approximately $73,000 and $202,000 at March 31, 2010 and 2009, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)

Summary of Significant Accounting Policies (Continued)

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Recoverability of assets is measured by a comparison of the carrying amount of the asset to the undiscounted cash flows expected to be generated from the asset.

Intangible Asset

The intangible asset consists of a toll-free telephone number and an internet domain name.  In October 2008, the Company paid $485,000 for expenses related to acquiring the internet domain name, www.petmed.com.  In accordance with the ASC Topic 350 (SFAS No. 142, Goodwill and Other Intangible Assets) the intangible assets are not being amortized, and are subject to an annual review for impairment.

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

Comprehensive Income

The Company applies ASC Topic 220 (SFAS No. 130, Reporting Comprehensive Income) which requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The Company evaluates its long term investments for impairment and whether impairment is other-than-temporary, and measurement of an impairment loss as a charge to net income.  Unrealized gains and losses are deemed temporary and are included in accumulated other comprehensive income.  At March 31, 2010 and 2009 the Company recognized a temporary impairment on its ARS investments during fiscal 2010 and 2009, and this unrealized loss was included in accumulated other comprehensive income.  The following is a summary of our comprehensive income (in thousands):

	March 31,
	2010	2009
Net income	$26,002	$22,976
Net change in unrealized losses and redemptions on
long term investments	112	(220)
Comprehensive income	$26,114	$22,756

Income Taxes

The Company accounts for income taxes under the provisions of ASC Topic 740 (SFAS No. 109, Accounting for Income Taxes) which generally requires the recognition of deferred tax assets and liabilities for the expected future tax benefits or consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting carrying values and the tax bases of assets and liabilities, and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)

Summary of Significant Accounting Policies (Continued)

The Company adopted the provisions of ASC Topic 740 (FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”) (“FIN 48”), in the first quarter of fiscal 2008.  Previously, the Company had accounted for tax contingencies in accordance with ASC Topic 450 (SFAS No. 5, Accounting for Contingencies).  As required by FIN 48, which clarifies ASC Topic 740 (SFAS No. 109, Accounting for Income Taxes) the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the Consolidated Financial Statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open.  The Company files tax returns in the U.S. federal jurisdiction and Florida and Georgia.  With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before March 31, 2007.

Upon implementing FIN 48, the Company did not recognize any additional liabilities for unrecognized tax positions.  In fiscal 2008 it was determined that nexus was established in another state, resulting in a reduction to the Company’s effective tax rate, and the recognition of a $386,000 one time charge related to uncollected state/county sales tax.  The adoption of FIN 48 had no other material impact on the Company’s consolidated financial position, results of operations, or cash flows in fiscal 2010.  Any interest and penalties related to income taxes will be recorded to other income (expenses).

Business Concentrations

The Company purchases its products from a variety of sources, including certain manufacturers, domestic distributors, and wholesalers.  We have multiple suppliers for each of our products to obtain the lowest cost.  There are currently five suppliers from whom we purchased approximately 50% of all products in fiscal 2010, compared to three suppliers from whom we purchased approximately 50% of all products in fiscal 2009.

Accounting for Share Based Compensation

The Company records compensation expense associated with stock options and restricted stock in accordance with ASC Topic 718 (SFAS No. 123R, “Share Based Payment,” which is a revision of SFAS No. 123).  The Company adopted the modified prospective transition method provided under ASC Topic 718 (SFAS No. 123R). Under this transition method, compensation expense associated with stock options recognized in the first quarter of fiscal 2007, and in subsequent quarters, includes expense related to the remaining unvested portion of all stock option awards granted prior to April 1, 2006, and the estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.  The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of general and administrative expenses.

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)

Long Term Investments

The long term investment balances consist of ARS investments.  Our ARS consist of closed-end fund preferred ARS, with interest rates that reset, typically every seven to twenty-eight days. These ARS are currently rated AAA, the highest rating available by a rating agency. The fair value of our ARS investments was assessed by management with the assistance of an outside third party, which was conducted during the fourth quarter of fiscal 2010.  During fiscal 2010, the Company was able to liquidate approximately $2.2 million of its ARS investments, at par.  As of March 31, 2010, the Company held $12.5 million in ARS, at par, which were classified as long term investments and the Company recorded an unrealized impairment loss of $107,875, within accumulated other comprehensive loss based upon an assessment by an outside third party.  The $107,875 impairment was recorded as temporary due to the fact that the Company has the intent and the ability to hold these securities until anticipated recovery or maturity, and does expect to fully recover the cost basis of the investment.

(3)

Fair Value Measurements

Effective April 1, 2008, the Company adopted ASC Topic 820 (SFAS 157), except as it applies to nonfinancial assets and nonfinancial liabilities subject to ASC Topic 320 (FSP SFAS 157-2).  ASC Topic 320 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. ASC Topic 820 (SFAS 157) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 - Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company’s cash equivalents are classified within Level 1, with the exception of the investments in auction rate securities. The Company’s investments in auction rate securities are classified within Level 3 because they are valued using a discounted cash flow model.  Some of the inputs to this model are unobservable in the market and are significant.

Assets and liabilities measured at fair value are summarized below (in thousands):

		Fair Value Measurement at March 31, 2010 Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$1,674	$1,674	$-	$-
Money market funds	51,469	51,469	-	-
Auction rate securities	12,392	-	-	12,392

	$65,535	$53,143	$-	$12,392

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)

Fair Value Measurements (Continued)

The following table is a reconciliation of financial assets measured at fair value using unobservable inputs (Level 3) during the year ended March 31, 2010 (in thousands):

	Auction Rate Securities
	Ended March 31,
	2010	2009

Balance, beginning of year	$14,430	$-
Transfers to level 3 from level 1	-	14,650
Redemption of securities	(2,150)	-
Recovery of valuation	220	-
Total unrealized loss included in other comprehensive income	(108)	(220)
Balance, end of year	$12,392	$14,430

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

(4)

Property and Equipment

Major classifications of property and equipment consist of the following (in thousands):

	March 31,
	2010	2009

Leasehold improvements	$858	$1,059
Computer software	2,244	2,163
Furniture, fixtures and equipment	5,450	5,509
	8,552	8,731
Less: accumulated depreciation and amortization	(4,123)	(3,673)

Property and equipment, net	$4,429	$5,058

(5)

Accrued Expenses and Other Current Liabilities

Major classifications of accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,
	2010	2009

Accrued sales tax	$496	$516
Accrued credit card fees	408	386
Accrued salaries and benefits	368	276
Accrued professional expenses	176	204
Accrued advertising expenses	135	115
Other accrued liabilities	729	681

Accrued expenses and other current liabilities	$2,312	$2,178

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	March 31,
	2010	2009
Deferred tax assets:
Bad debt and inventory reserves	$29	$97
Accrued expenses	622	584
Deferred stock compensation	505	432
Net operating loss carryforward	728	828

Deferred tax assets	1,884	1,941
Less: valuation allowance	-	(333)

Total deferred tax assets	1,884	1,608

Deferred tax liabilities:
Property and equipment	(854)	(884)

Total net deferred taxes	$1,030	$724

The change in the valuation allowance for the years ended March 31, 2010 and 2009 was approximately $333,000 and $100,000, respectively.  At March 31, 2010, the Company had federal net operating loss carryforwards of approximately $2.0 million.  The federal net operating loss carryforwards expire in the years 2013 through 2020.  The use of such net operating loss carryforwards is limited to approximately $266,000 annually due to a change of control on November 22, 2000.

The components of the income tax provision consist of the following (in thousands):

	Year Ended March 31,
	2010	2009	2008
Current taxes
Federal	$13,738	$11,097	$9,736
State	1,307	1,086	980
Total current taxes	15,045	12,183	10,716

Deferred taxes
Federal	(279)	453	(297)
State	(26)	44	(30)
Total deferred taxes	(305)	497	(327)

Total provision for income taxes	$14,740	$12,680	$10,389

The reconciliation of income tax provision computed at the U.S. federal statutory tax rates to income tax expense is as follows (in thousands):

	Year Ended March 31,
	2010	2009	2008
Income taxes at U.S. statutory rates	$14,260	$12,480	$10,644
State income taxes, net of federal tax benefit	823	750	607
Permanent differences	(123)	(477)	(552)
Other	113	27	(192)
Change in valuation allowance	(333)	(100)	(118)

Total provision for income taxes	$14,740	$12,680	$10,389

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)

Shareholders’ Equity

Preferred Stock

In April 1998, the Company issued 250,000 shares of its $.001 par value preferred stock at a price of $4.00 per share, less issuance costs of $112,187.  Each share of the preferred stock is convertible into approximately 4.05 shares of common stock at the election of the shareholder.  The shares have a liquidation value of $4.00 per share and may pay dividends at the sole discretion of the Company.  The Company does not anticipate paying dividends to the preferred shareholders in the foreseeable future.  Each share of preferred stock is entitled to one vote on all matters submitted to a vote of shareholders of the Company.  As of March 31, 2010 and 2009, 2,500 shares of the convertible preferred stock remained unconverted and outstanding.

Share Repurchase Plan

On November 8, 2006, the Company's Board of Directors approved a share repurchase plan of up to $20.0 million.  On October 31, 2008, the Company’s Board of Directors approved a second share repurchase plan for an additional $20.0 million.  The repurchase plan is intended to be implemented through purchases made from time to time in either the open market or through private transactions at the Company's discretion, subject to market conditions and other factors, in accordance with Securities and Exchange Commission requirements.  There can be no assurances as to the precise number of shares that will be repurchased under the share repurchase plan, and the Company may discontinue the share repurchase plan at any time subject to compliance with applicable regulatory requirements.  Shares purchased pursuant to the share repurchase plan will either be cancelled or held in the Company's treasury.  During fiscal 2010 the Company did not repurchase any of its own shares.  During fiscal 2009 the Company repurchased approximately 1.3 million shares of the Company’s outstanding common stock for approximately $18.4 million, averaging approximately $13.70 per share.  During fiscal 2008 the Company repurchased approximately 1.0 million shares of the Company’s outstanding common stock for approximately $11.6 million, averaging approximately $12.19 per share.  As of March 31, 2010 the Company had approximately $10.0 million remaining under the Company’s share repurchase plan.

Dividends

On August 3, 2009, the Company’s Board of Directors declared its first quarterly dividend of $0.10 per share on its common stock.  The Company intends to continue to pay regular quarterly dividends; however the declaration and payment of future dividends is discretionary and will be subject to a determination by the Board of Directors each quarter following its review of the Company’s financial performance.  During fiscal 2010, our Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount (In thousands)	Payment Date

August 3, 2009	$0.10	August 14, 2009	$2,283	August 31, 2009
November 2, 2009	$0.10	November 13, 2009	$2,284	November 30, 2009
February 1, 2010	$0.10	February 12, 2010	$2,286	February 26, 2010

(8)

Stock Options and Restricted Stock

The PetMed Express, Inc. 1998 Stock Option Plan (the “Plan”) provided for the issuance of qualified options to officers and key employees, and nonqualified options to directors, consultants, and other service providers, to purchase the Company’s common stock.  The Company had reserved 5.0 million shares of common stock for issuance under the Plan.  The exercise prices of options issued under the Plan must be equal to or greater than the market price of the Company's common stock as of the date of issuance.  The Company had 46,166 and 147,914 options outstanding under the Plan at March 31, 2010 and 2009 respectively.   Options generally vest ratably over a three-year period commencing on the first anniversary of the grant with respect to options granted to employees/directors under the Plan.  No options have been issued since May 2005.  The 1998 Plan expired on July 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)

Stock Options and Restricted Stock (Continued)

A summary of the status of the Company’s stock option plan as of March 31, 2010 is as follows:

	Number of Shares (In thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractural Term (years)	Aggregate Intrinsic Value (In thousands)

Options outstanding at March 31, 2009	148	$7.27

Options granted	-	-

Options exercised	(102)	7.22

Options forfeited or expired	-	-

Options outstanding at March 31, 2010	46	$7.37	0.47	$340

Options vested and exercisable at March 31, 2010	46	$7.37	0.47	$340

Cash received from stock options exercised for the fiscal years ended March 31, 2010, 2009, and 2008 was approximately $735,000, $1,893,000, and $2,785,000, respectively.  The income tax benefits from stock options exercised totaled approximately $299,000, $268,000, and $284,000 for the fiscal years ended March 31, 2010, 2009, and 2008, respectively.  At March 31, 2010 and 2009, the number of options exercisable was 46,166 and 147,914, respectively, and the weighted-average exercise price of those options was $7.37 and $7.27, respectively.  Adjustments were made for options forfeited prior to vesting.   As of March 31, 2009 and 2010 the Company had no non-vested stock options.

The Company’s net income for the fiscal years ended March 31, 2010 and 2009 includes approximately $24,000 and $243,000 of stock option compensation expense, respectively.  As of March 31, 2009, there was approximately $24,000 of unrecognized compensation expense related to vested stock option awards, which are expected to be recognized over a 1-year period.  As of March 31, 2010, there was no unrecognized compensation expense, related to vested stock option awards.

On July 28, 2006, the Company received shareholder approval for the adoption of the 2006 Employee Equity Compensation Restricted Stock Plan (the “Employee Plan”) and the 2006 Outside Director Equity Compensation Restricted Stock Plan (the “Director Plan”).  The purpose of the plans is to promote the interests of the Company by securing and retaining both employees and outside directors.  The Company has reserved 1,000,000 shares of common stock for issuance under the Employee Plan, and 200,000 shares of common stock for issuance under the Director Plan.  The value of the restricted stock is determined based on the market value of the stock at the issuance date.  The restriction period or forfeiture period is determined by the Company’s Board and is to be no less than 1 year and no more than ten years.  The Company had 424,643 restricted common shares issued under the Employee Plan and 92,000 restricted common shares issued under the Director Plan at March 31, 2010, all shares of which were issued subject to a restriction or forfeiture period which will lapse ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period.  During the fiscal years ended March 31, 2010 and 2009, the Company issued, net of forfeitures, 201,034 and 77,667 restricted shares, respectively.  For the years ended March 31, 2010 and 2009, the Company recognized $1,570,000 and $1,221,000, respectively, of compensation expense related to the Employee and Director Plans.  At March 31, 2010 and 2009, there was $4,509,000 and $1,777,000 of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the remaining weighted average vesting period of 2.2 and 2.3 years, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)

Net Income Per Share

In accordance with the provisions of ASC Topic 260 (SFAS No. 128, “Earnings Per Share” basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted net income per common share includes the dilutive effect of potential restricted stock and stock options exercised and the effects of the potential conversion of preferred shares, calculated using the treasury stock method.  Outstanding stock options, restricted stock, and convertible preferred shares issued by the Company represent the only dilutive effect reflected in diluted weighted average shares outstanding.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands, except for per share amounts):

	Year Ended March 31,
	2010	2009	2008
Net income (numerator):

Net income	$26,002	$22,976	$20,022

Shares (denominator)

Weighted average number of common shares
outstanding used in basic computation	22,617	23,306	24,088
Common shares issuable upon exercise
of stock options and vesting of restricted stock	119	166	201
Common shares issuable upon conversion
of preferred shares	10	10	10
Shares used in diluted computation	22,746	23,482	24,299

Net income per common share:

Basic	$1.15	$0.99	$0.83
Diluted	$1.14	$0.98	$0.82

At March 31, 2010 and 2009, all common stock options and restricted stock were included in the diluted net income per common share computation as their exercise prices were less than the average market price of the common shares for the period.

 (10)

Valuation and Qualifying Accounts

Activity in the Company's valuation and qualifying accounts consists of the following (in thousands):

	Year Ended March 31,
	2010	2009	2008
Allowance for doubtful accounts:
Balance at beginning of period	$59	$32	$28
Provision for doubtful accounts	17	74	41
Write-off of uncollectible accounts receivable	(71)	(47)	(37)

Balance at end of period	$5	$59	$32

Valuation allowance for deferred tax assets:
Balance at beginning of period	$333	$433	$551
Reductions	(333)	(100)	(118)

Balance at end of period	$-	$333	$433

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)

Commitments and Contingencies

Legal Matters and Routine Proceedings

In October 2009, the Company was notified that it was named as a defendant in a multi-defendant lawsuit, filed in the United States District Court for the Eastern District of Texas, Marshall Division, seeking declaratory, injunctive, and monetary relief styled Charles E. Hill & Associates, Inc. v. ABT Electronics, Inc., et al, Cause No. 2:09-CV-313.  The lawsuit alleges that the Company is infringing on patents related to electronic catalog systems.  The Company notified the vendor that provides it with Internet software that it was seeking indemnification, and at this time, subject to a reservation of rights set forth in the Master Licensing Agreement between the parties, and to a further assessment of the role of the vendor’s software in the matter, the vendor is supplying legal counsel at their expense.  However, at this stage it is difficult to assess the outcome or estimate any potential loss in the event of an adverse outcome.

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

The Company is currently being audited by the Internal Revenue Service for the tax year ended March 31, 2008.

Employment Agreements

On March 16, 2001, the Company entered into an Executive Employment Agreement ("Agreement") with its Chief Executive Officer (“CEO”) and President, Menderes Akdag (“Mr. Akdag”).  Under the terms of this three-year Agreement the Company paid the CEO an annual salary of $150,000 for the first six months of the Agreement, and thereafter his annual salary was increased to $200,000.  The Company also granted the CEO options to purchase 750,000 shares of its common stock under the Company’s 1998 Stock Option Plan at an exercise price of $.32 per share, which vested at the rate of 187,500 options on each of March 16, 2001, 2002, 2003 and 2004.

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

On February 27, 2007, the Company amended the CEO’s existing Executive Employment Agreement and entered into Amendment No. 2 to the Executive Employment Agreement with Mr. Akdag.  The Agreement amended certain provisions of the Agreement as follows: the term of the Agreement was for three years, commencing on March 16, 2007; Mr. Akdag’s salary was increased to $450,000 per year throughout the term of the Agreement, and Mr. Akdag was granted 90,000 shares of restricted stock.  The restricted stock was granted on February 27, 2007, in accordance with the Company’s 2006 Employee Equity Compensation Restricted Stock Plan and the restrictions lapsed ratably over a three-year period.

On February 8, 2010, the Company amended the CEO’s existing Executive Employment Agreement and entered into Amendment No. 3 to the Executive Employment Agreement with Mr. Akdag.  The Agreement amends certain provisions of the Executive Employment Agreement as follows: the term of the Agreement will be for three years, commencing on March 16, 2010; Mr. Akdag’s salary was increased to $550,000 per year throughout the term of the Agreement, and Mr. Akdag was granted 120,000 shares of restricted stock.  The restricted stock was granted on March 16, 2010, in accordance with the Company’s 2006 Employee Equity Compensation Restricted Stock Plan and the restrictions shall lapse ratably over a three-year period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)

Commitments and Contingencies (Continued)

Operating Lease

The Company leases its 65,300 square foot executive offices, warehouse facility, and customer service and pharmacy contact centers under a non-cancelable operating lease.  On January 29, 2010, the Company signed a sixth addendum to its existing lease extending the terms of the lease until May 31, 2015.  This addendum also includes a one-year option that expires on January 29, 2011, which will allow the Company to extend the lease until May 31, 2016.  The Company is responsible for certain maintenance costs, taxes, and insurance under this lease.  The future minimum annual lease payments are as follows:

Years Ending March 31, (in thousands)

2011	$723
2012	745
2013	767
2014	784
2015	794
2016	133

Total lease payments	$3,946

Rent expense was $703,000, $641,000, and $500,000 for the years ended March 31, 2010, 2009 and 2008, respectively.

 (12)

Sales by Category

The following table provides a breakdown of the percentage of total sales by each category during the indicated periods:

	Year Ended March 31,
	2010	2009	2008

Non-prescription medications	64%	68%	69%
Prescription medications	35%	31%	30%
Shipping and handling charges and other	1%	1%	1%
Total	100%	100%	100%

(13)

Employee Benefit Plan

The Company maintains a 401(k) Savings Plan for eligible employees.  The plan is a defined contribution plan that is administered by the Company.  All regular, full-time employees are eligible for voluntary participation upon completing one year of service and having attained the age of 21.  The plan provides for growth in savings through contributions and income from investments.  It is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended.  Plan participants are allowed to contribute a specified percentage of their base salary.  In 2006, the Company adopted a matching plan which is funded subsequent to the calendar year.  During the years ended March 31, 2010 and 2009, the Company charged $154,000 and $149,000, respectively, of 401(k) matching contribution and administration expense to general and administrative expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14)

Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data for fiscal 2010 and 2009 is as follows (in thousands, except for per share amounts):

Quarter Ended:	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010
Sales	$ 77,169	$ 62,447	$ 48,354	$ 50,296
Gross Profit	$ 29,286	$ 23,682	$ 18,828	$ 20,065
Income from operations	$ 12,599	$ 9,831	$ 8,385	$ 9,727
Net income	$ 8,075	$ 6,265	$ 5,590	$ 6,072
Diluted net income per common share	$ 0.36	$ 0.28	$ 0.25	$ 0.27

Quarter Ended:	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009
Sales	$ 68,367	$ 59,569	$ 43,406	$ 48,070
Gross Profit	$ 25,790	$ 22,858	$ 17,317	$ 19,362
Income from operations	$ 9,762	$ 8,420	$ 7,213	$ 8,806
Net income	$ 6,621	$ 5,821	$ 4,885	$ 5,649
Diluted net income per common share	$ 0.28	$ 0.25	$ 0.21	$ 0.25

(15)

Subsequent Events

On May 3, 2010, the Company’s Board of Directors declared a quarterly dividend of $0.10 per share on its common stock.  The dividend was paid on May 28, 2010, to shareholders of record at the close of business on May 14, 2010.

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

The Audit Committee (“Committee”) of our Company’s Board of Directors, comprised solely of Directors who are independent in accordance with the requirements of The NASDAQ Stock Market LLC listing standards, the Exchange Act and the Company’s Corporate Governance Guidelines, meets with the independent auditors and management periodically to discuss internal control over financial reporting, and auditing and financial reporting matters.  The Committee reviews with the independent auditors the scope and results of the audit effort.  The Committee also meets periodically with the independent auditors without management present to ensure that the independent auditors have free access to the Committee.  Our Audit Committee’s Report can be found in the Company’s 2010 Proxy Statement.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of March 31, 2010.

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

May 28, 2010

/s/ Bruce S. Rosenbloom

Bruce S. Rosenbloom

Chief Financial Officer

May 28, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
PetMed Express, Inc:

We have audited PetMed Express, Inc. and Subsidiaries’ (hereafter referred to as “PetMed”) internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  PetMed’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, PetMed Express, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of PetMed Express, Inc. and our report dated May 28, 2010 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

McGladrey & Pullen, LLP

New York, New York
May 28, 2010

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2010, the end of the period covered by this report (the "Evaluation Date").  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date, that our disclosure controls and procedures were effective such that the information relating to PetMed Express, Inc., including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2010 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that the Company maintained effective internal control over financial reporting as of March 31, 2010, as stated in our report which is included herein. Our internal control over financial reporting as of March 31, 2010 has been audited by McGladrey & Pullen LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2010, relating to our 2010 Annual Meeting of Stockholders to be held on July 30, 2010, and is incorporated herein by reference.

ITEM 11.

EXECUTIVE COMPENSATION

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2010, relating to our 2010 Annual Meeting of Stockholders to be held on July 30, 2010, and is incorporated herein by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item (other than information required by Item 201(d) of Regulation S-K with respect to equity compensation plans, which is set forth under Item 5. in this Annual Report on Form 10-K) will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2010, relating to our 2010 Annual Meeting of Stockholders to be held on July 30, 2010, and is incorporated herein by reference.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2010, relating to our 2010 Annual Meeting of Stockholders to be held on July 30, 2010, and is incorporated herein by reference.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2010, relating to our 2010 Annual Meeting of Stockholders to be held on July 30, 2010, and is incorporated herein by reference.

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

3.2

By-Laws of the Corporation (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10-SB, File No. 000-28827, filed January 10, 2000).

(4) Instruments Defining the Rights of Security Holders

4.1

Specimen common stock certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 10-SB, File No. 000-28827, filed January 10, 2000).

(10) Material Contracts

10.1

1998 Stock Option Plan incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10-SB, File No. 000-28827, filed January 10, 2000).

10.2

Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 10 of the Registrant’s Form 8-K filed March 30, 2001).

10.3

Agreement for the Sale and Leaseback of the Land and Building (incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed June 14, 2001).

10.4

Amendment Number 1 to Executive Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed March 18, 2004).

10.5

Amendment Number 2 to Executive Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed February 28, 2007).

10.6

2006 Employee Equity Compensation Restricted Stock Plan (incorporated by reference to our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders filed June 22, 2006).

10.7

2006 Outside Director Equity Compensation Restricted Stock Plan (incorporated by reference to our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders filed June 22, 2006).

10.8

Employment Letter with Bruce Rosenbloom dated May 30, 2001 (incorporated by reference to Exhibit 10.9 of the Registrant’s Form 8-K filed April 7, 2009).

10.9

Amendment Number 3 to Executive Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 101 of the Registrant’s Form 8-K filed February 8, 2010).

(14) Corporate Code of Ethics

14.1

Corporate Code of Ethics (incorporated by reference to our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders filed  June 30, 2004).

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

Dated: June 1, 2010

PETMED EXPRESS, INC. (the “registrant”)

By: /s/ Menderes Akdag
Menderes Akdag Chief Executive Officer and President (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on June 1, 2010.

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