Form 10-Q
period 2010-06-30
PETMED EXPRESS INC
filed 2010-08-02
CIK 1040130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,916,252 Common Shares, $.001 par value per share at August 2, 2010.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,	March 31,
	2010	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,887	$53,143
Short term investments - available for sale	10,025	-
Accounts receivable, less allowance for doubtful
accounts of $7 and $5, respectively	2,671	2,097
Inventories - finished goods	15,785	29,064
Prepaid expenses and other current assets	883	610
Deferred tax assets	1,458	1,255
Prepaid income taxes	-	330
Total current assets	97,709	86,499

Long term investments	12,392	12,392
Property and equipment, net	4,209	4,429
Intangible asset	850	850

Total assets	$115,160	$104,170

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,020	$4,776
Income taxes payable	3,842	-
Accrued expenses and other current liabilities	2,475	2,312
Total current liabilities	12,337	7,088

Deferred tax liabilities	804	225

Total liabilities:	13,141	7,313

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 5,000 shares authorized;
3 convertible shares issued and outstanding with a
liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized;
22,981 and 22,990 shares issued and outstanding, respectively	23	23
Additional paid-in capital	2,859	2,628
Retained earnings	99,231	94,305
Less: treasury stock, at cost; .2 and 0 shares, respectively	(3)	-
Accumulated other comprehensive loss	(100)	(108)

Total shareholders' equity	102,019	96,857

Total liabilities and shareholders' equity	$115,160	$104,170

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts)(Unaudited)

	Three Months Ended
	June 30,
	2010	2009

Sales	$74,369	$77,169
Cost of sales	47,143	47,883

Gross profit	27,226	29,286

Operating expenses:
General and administrative	6,208	6,493
Advertising	8,841	9,872
Depreciation and amortization	350	322
Total operating expenses	15,399	16,687

Income from operations	11,827	12,599

Other income:
Interest income, net	66	61
Other, net	3	2
Total other income	69	63

Income before provision for income taxes	11,896	12,662

Provision for income taxes	4,671	4,587

Net income	$7,225	$8,075

Net income per common share:
Basic	$0.32	$0.36
Diluted	$0.32	$0.36

Weighted average number of common shares outstanding:
Basic	22,722	22,524
Diluted	22,868	22,682

Cash dividends declared per common share	$0.10	$-

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)(Unaudited)

	Three Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$7,225	$8,075
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	350	322
Share based compensation	523	337
Deferred income taxes	376	96
Bad debt expense	7	24
(Increase) decrease in operating assets
and increase (decrease) in liabilities:
Accounts receivable	(582)	(455)
Inventories - finished goods	13,279	10,644
Prepaid income taxes	330	362
Prepaid expenses and other current assets	(273)	(171)
Accounts payable	1,244	5,461
Income taxes payable	3,842	4,019
Accrued expenses and other current liabilities	143	543
Net cash provided by operating activities	26,464	29,257

Cash flows from investing activities:
Net change in investments	(10,017)	-
Purchases of property and equipment	(130)	(309)
Net cash used in investing activities	(10,147)	(309)

Cash flows from financing activities:
Dividends paid	(2,278)	-
Purchases of treasury stock	(671)	-
Proceeds from the exercise of stock options	252	320
Tax benefit related to stock options exercised	124	109
Net cash (used in) provided by financing activities	(2,573)	429

Net increase in cash and cash equivalents	13,744	29,377
Cash and cash equivalents, at beginning of period	53,143	30,126

Cash and cash equivalents, at end of period	$66,887	$59,503

Supplemental disclosure of cash flow information:

Property and equipment purchases in accounts payable	$-	$618

Dividends payable in accrued expenses	$20	$-

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:

Summary of Significant Accounting Policies

Organization

PetMed Express, Inc. and subsidiaries, d/b/a 1-800-PetMeds (the “Company”), is a leading nationwide pet pharmacy.  The Company markets prescription and non-prescription pet medications and other health products for dogs, cats, and horses direct to the consumer.  The Company offers consumers an attractive alternative for obtaining pet medications in terms of convenience, price, and speed of delivery.  The Company markets its products through national television, online, and direct mail/print advertising campaigns, which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases.  The majority of the Company’s sales are to residents in the United States.  The Company’s executive offices are located in Pompano Beach, Florida.  The Company’s fiscal year end is March 31, and references herein to Fiscal 2011 or 2010 refer to the Company's fiscal years ending March 31, 2011 and 2010, respectively.

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at June 30, 2010, the Statements of Income for the three months ended June 30, 2010 and 2009, and Cash Flows for the three months ended June 30, 2010 and 2009.  The results of operations for the three months ended June 30, 2010 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2011.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2010.  The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries.  All significant intercompany transactions have been eliminated upon consolidation.

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

Fair Value of Financial Instruments

The carrying amounts of the Company's cash and cash equivalents, short term investments, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments.  The Company believes that the carrying amount of its long term investments approximate fair value.

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Note 2:

Net Income Per Share

In accordance with the provisions of ASC Topic 260 (SFAS No. 128, “Earnings Per Share”) basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted net income per common share includes the dilutive effect of potential restricted stock and stock options exercised and the effects of the potential conversion of preferred shares, calculated using the treasury stock method.  Outstanding stock options, restricted stock, and convertible preferred shares issued by the Company represent the only dilutive effect reflected in diluted weighted average shares outstanding.  The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands, except for per share amounts):

	Three Months Ended June 30,
	2010	2009
Net income (numerator):

Net income	$7,225	$8,075

Shares (denominator):

Weighted average number of common shares
outstanding used in basic computation	22,722	22,524
Common shares issuable upon exercise
of stock options and vesting of restricted stock	136	148
Common shares issuable upon conversion
of preferred shares	10	10
Shares used in diluted computation	22,868	22,682

Net income per common share:

Basic	$0.32	$0.36
Diluted	$0.32	$0.36

At June 30, 2010 and 2009, all common restricted stock and stock options were included in the diluted net income per common share computation.  The exercise prices of the stock options were less than the average market price of the common shares for the period.

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

The Company had 13,332 and 105,280 options outstanding under the PetMed Express, Inc. 1998 Stock Option Plan (“1998 Plan”) at June 30, 2010 and 2009, respectively.  Options generally vested ratably over a three-year period commencing on the first anniversary of the grant with respect to options granted to employees/directors under the 1998 Plan.  No options have been issued since May 2005 and there was no unrecognized compensation expense related to vested stock option awards.  The 1998 Plan expired on July 31, 2008.  Cash received from stock options exercised for the three months ended June 30, 2010 and 2009 was $252,000 and $320,000, respectively.  The income tax benefits from stock options exercised totaled approximately $124,000 and $109,000 for the three months ended June 30, 2010 and 2009, respectively.

The Company had 420,893 restricted common shares issued under the 2006 Employee Equity Compensation Restricted Stock Plan (“Employee Plan”) and 92,000 restricted common shares issued under the 2006 Outside Director Equity Compensation Restricted Stock Plan (“Director Plan”) at June 30, 2010, all shares of which were issued subject to a restriction or forfeiture period which will lapse ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period.  The Company did not issue any shares of restricted stock during the quarter.  For the quarters ended June 30, 2010 and 2009, the Company recognized $523,000 and $331,000, respectively, of compensation expense related to the Employee and Director Plans.  At June 30, 2010 and 2009, there was $3.9 million and $1.4 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the next three years.

Note 4:

Short and Long Term Investments

The Company’s short term investment balance consists of short term bond mutual funds.  The Company’s long term investment portfolio consists of auction rate securities (“ARS”), which are investments with contractual maturities generally between 20 to 30 years, in the form of municipal bonds and preferred stock, whose interest rates are reset, typically every seven to twenty-eight days, through an auction process.  At the end of each reset period, investors can sell or continue to hold the securities at par.  Beginning in February 2008, auctions failed for the ARS held because sell orders exceeded buy orders.  These failures are not believed to be a credit issue, but rather are caused by a lack of liquidity.  The funds associated with these failed auctions may not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.

As a result, these securities with failed auctions have been classified as long-term assets in the Condensed Consolidated Balance Sheet due to the fact that they were not currently trading at such date, and conditions in the general markets created uncertainty as to when successful auctions would be reestablished.  These ARS are recorded at estimated fair value and have variable interest rates that are recorded as interest income.  In accordance with ASC Topic 320 (SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities), short term investments are accounted for as available for sale securities, and long term investments are classified as available for sale, with any changes in fair value to be reflected in other comprehensive income.  The Company evaluates its long term investments for impairment and whether impairment is other-than-temporary, and, if other- than-temporary, then the measurement of the impairment loss is a charge to net income.  Unrealized gains and losses are deemed temporary and are included in accumulated other comprehensive income.  The Company recognized a temporary impairment on its ARS investments during fiscal 2010 and fiscal 2009.  The Company does not believe that the underlying credit quality of the assets has been impacted; however the temporary impairment is mainly due to the lack of liquidity.  The Company is currently trying to liquidate all ARS.  The following is a summary of our investments:

	June 30,	March 31,
Investments (In thousands)	2010	2010

Short term investments	10,025	-
Long term investments	12,392	12,392

Total investments	$22,417	$12,392

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company’s cash equivalents are classified within Level 1, with the exception of the investments in ARS. The Company’s investments in ARS are classified within Level 3 because they are valued using a discounted cash flow model.  Some of the inputs to this model are unobservable in the market and are significant.  Assets and liabilities measured at fair value are summarized below:

		Fair Value Measurement at June 30, 2010 Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
(In thousands)	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and money market funds	$66,887	$66,887	$-	$-
Mutual fund securities	10,025	10,025	-	-
Auction rate securities	12,392	-	-	12,392

	$89,304	$76,912	$-	$12,392

The following table is a reconciliation of financial assets measured at fair value using unobservable inputs (Level 3) during the quarter ended June 30, 2010:

Auction Rate
Securities
Quarter Ended
(In thousands)	June 30, 2010

Balance, beginning of period	$12,392
Transfer into Level 3	-
Total unrealized loss included in other comprehensive income	-
Balance, end of period	$12,392

Marketable securities measured at fair value using Level 3 inputs are comprised of ARS. Although ARS would typically be measured using Level 2 inputs, the recent failure of auctions and the lack of market activity and liquidity required that these securities be measured using Level 3 inputs.  The discount rates that were applied to the pricing model were based on market conditions and rates for comparable or similar term asset-backed securities as well as other fixed income securities.

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

Note 7:

Changes in Stockholders’ Equity and Comprehensive Income:

Changes in stockholders’ equity for the three months ended June 30, 2010 is summarized below (in thousands):

			Accumulated
	Additional		Other
	Paid-In	Retained	Comprehensive
	Capital	Earnings	Loss

Beginning balance at March 31, 2010:	$ 2,628	$ 94,305	$ (108)
Proceeds from the exercise of stock options	252	-	-
Share based compensation	523	-	-
Tax benefit related to stock options exercised	124	-	-
Purchases of treasury stock	(668)
Dividends declared	-	(2,299)	-
Net Income	-	7,225	-
Net change in unrealized loss on short term investments	-	-	8

Ending balance at June 30, 2010:	$ 2,859	$ 99,231	$ (100)

Shares of treasury stock purchased in the period ended June 30, 2010 totaling 37,795 were retired, and 195 shares remained as treasury stock outstanding as of June 30, 2010.

Total comprehensive income for the three months ended June 30, 2010 and 2009 is summarized below (in thousands):

	Three Months Ended
	June 30,
	2010	2009

Net income	$ 7,225	$ 8,075
Net change in unrealized gain on short term investments	8	-
Net change in unrealized loss on long term investments	-	-

Comprehensive income	$ 7,233	$ 8,075

Note 8:

Income Taxes

For the quarters ended June 30, 2010 and 2009, the Company recorded an income tax provision for approximately $4.7 million and $4.6 million, respectively.  The effective tax rate for the quarters ended June 30, 2010 and 2009 were 39.3% and 36.2%, respectively.  The effective tax rate increase was due to a one time tax adjustment to reconcile the remaining net operating loss carryforward (“NOL”).  The NOLs were accumulated between 1996 and 2001.  During the quarter ended June 30, 2010 it was determined by the Company that there was a difference between the NOL per book and tax.  The Company’s reconcilement of the NOL resulted in a one time tax charge of approximately $280,000.

Note 9:

Subsequent Event

On August 2, 2010 our Board of Directors declared a quarterly dividend of $0.125 per share.  The Board established an August 13, 2010 record date and an August 27, 2010 payment date.   Based on the outstanding share balance as of July 31, 2010 the Company estimates the dividend payable to be approximately $2.9 million.

In July 2010 the Company repurchased approximately 156,000 of its own shares for approximately $2.5 million.

On July 30, 2010 the Board of Directors approved the issuance of 91,450 restricted shares to the employees and outside directors of the Company.  All shares which were issued are subject to a restriction or forfeiture period which will lapse ratably on the first, second, and third anniversaries of the date of grant, and the fair value is being amortized over the three-year restriction period.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Summary

PetMed Express was incorporated in the state of Florida in January 1996.  The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “PETS.”  The Company began selling pet medications and other pet health products in September 1996.  Presently, the Company’s product line includes approximately 750 of the most popular pet medications and other health products for dogs, cats, and horses. In March 2010 the Company started offering for sale additional pet supplies on its website, which will be drop shipped to customers by third parties.

The Company markets its products through national television, online, and direct mail/print advertising campaigns which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases.  Approximately 70% of all sales were generated via the Internet for the three months ended June 30, 2010, compared to 67% for the same period ending June 30, 2009.  The Company’s sales consist of products sold mainly to retail consumers.  The Company’s sales returns average was approximately 1.6% and 1.4% of sales for the quarters ended on June 30, 2010 and 2009, respectively.  The three-month average purchase was approximately $82 and $84 per order for the quarters ended on June 30, 2010 and 2009, respectively.

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

Revenue recognition

The Company generates revenue by selling prescription and non-prescription pet medications and pet supplies primarily to retail consumers.  The Company’s policy is to recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the customer.  Outbound shipping and handling fees are included in sales and are billed upon shipment.  Shipping expenses are included in cost of sales.  The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days.  Credit card sales minimize accounts receivable balances relative to sales.  The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks.  The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends.  At June 30, 2010 and 2009 the allowance for doubtful accounts was approximately $7,000 and $67,000, respectively.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method.  The Company writes down its inventory for estimated obsolescence.  The inventory reserve was approximately $40,000 and $122,000 for the fiscal quarters ended June 30, 2010 and 2009, respectively.

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

Results of Operations

The following should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein.  The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended
	June 30,
	2010	2009

Sales	100.0%	100.0%
Cost of sales	63.4	62.0

Gross profit	36.6	38.0

Operating expenses:
General and administrative	8.3	8.4
Advertising	11.9	12.8
Depreciation and amortization	0.5	0.4
Total operating expenses	20.7	21.6

Income from operations	15.9	16.4

Total other income	0.1	-

Income before provision for income taxes	16.0	16.4

Provision for income taxes	6.3	5.9

Net income	9.7%	10.5%

Months Ended June 30, 2010 Compared With Three Months Ended June 30, 2009

Sales

Sales decreased by approximately $2.8 million, or 3.6%, to approximately $74.4 million for the quarter ended June 30, 2010, from approximately $77.2 million for the quarter ended June 30, 2009.  The decrease in sales for the three months ended June 30, 2010 was primarily due to decreased new order sales, offset by increased reorder sales. The decrease in new order sales may be attributed to a reduction in advertising spending for the quarter due to a shortage in the remnant television advertising inventory, along with a reduction in the average order size.  The Company has committed certain dollar amounts specifically designated towards television, direct mail/print, and online advertising to stimulate sales, create brand awareness, and acquire new customers.  The Company acquired approximately 220,000 new customers for the quarter ended June 30, 2010, compared to approximately 297,000 new customers for the same period the prior year.

The following chart illustrates sales by various sales classifications:

Three Months Ended June 30,
Sales (In thousands)	2010	%	2009	%	$ Variance	% Variance

Reorder Sales	$ 57,622	77.5%	$ 53,994	70.0%	$ 3,628	6.7%
New Order Sales	$ 16,747	22.5%	$ 23,175	30.0%	$ (6,428)	-27.7%

Total Net Sales	$ 74,369	100.0%	$ 77,169	100.0%	$ (2,800)	-3.6%

Internet Sales	$ 52,298	70.3%	$ 51,811	67.1%	$ 487	0.9%
Contact Center Sales	$ 22,071	29.7%	$ 25,358	32.9%	$ (3,287)	-13.0%

Total Net Sales	$ 74,369	100.0%	$ 77,169	100.0%	$ (2,800)	-3.6%

Sales may be adversely affected in fiscal 2011 due to increased retail and online competition and the lack of television remnant space availability at affordable prices. Television advertising has been the Company’s predominant marketing method for several years.  Historically, there has been a direct correlation between the amount of television advertising done by the Company and its sales.  Sales may also be affected by consumers giving more consideration to price and trading down to less expensive retail brands, which we may not carry.  In response to these trends, the Company is offering more promotions to our existing database and expanding our product offerings to encourage reorders and reactivate inactive customers.  However, there can be no assurances that the advertising strategies, as an alternative to television will have the same impact on our sales, and more aggressive sales promotions could also result in a decrease to gross profit margins.  No guarantees can be made that the Company’s efforts will be successful, or that sales will grow in the future.

The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm, and flea and tick medications.  For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2010, the Company’s sales were approximately 33%, 26%, 20%, and 21%, respectively.

Cost of sales

Cost of sales decreased by approximately $739,000, or 1.5%, to approximately $47.1 million for the quarter ended June 30, 2010, from approximately $47.9 million for the quarter ended June 30, 2009.  The decrease in cost of sales is directly related to the decrease in sales in the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009.  As a percent of sales, the cost of sales was 63.4% and 62.0% for the quarters ended June 30, 2010 and 2009, respectively.  The percentage increase can be mainly attributed to more aggressive sales promotions and increases in our product costs.

Gross profit

Gross profit decreased by approximately $2.1 million, or 7.0%, to approximately $27.2 million for the quarter ended June 30, 2010, from approximately $29.3 million for the quarter ended June 30, 2009.  Gross profit as a percentage of sales was 36.6% and 38.0% for the three months ended June 30, 2010 and 2009, respectively.  The percentage decrease can be mainly attributed to more aggressive sales promotions and increases in our product costs.

General and administrative expenses

General and administrative expenses decreased by approximately $285,000, or 4.4%, to approximately $6.2 million for the quarter ended June 30, 2010, from approximately $6.5 million for the quarter ended June 30, 2009.  The decrease in general and administrative expenses for the three months ended June 30, 2010 was primarily due to the following: a $103,000 decrease in professional fees, with the majority of the decrease relating to legal fees; a $57,000 decrease in insurance expenses, due to a reduction in insurance premiums; a $42,000 decrease to payroll expenses related to a reduction of employees in the customer care, pharmacy, and warehouse departments, offset by an increase in stock compensation; a $40,000 decrease in credit card and bank service fees which is directly attributable to the decrease in sales in the quarter; and a $43,000 net decrease in other expenses, including property expenses, bad debt expense, and travel expenses.

Advertising expenses

Advertising expenses decreased by approximately $1.1 million, or 10.5%, to approximately $8.8 million for the quarter ended June 30, 2010, from approximately $9.9 million for the quarter ended June 30, 2009.  The decrease in advertising expenses for the quarter can be mainly attributed to a shortage in the remnant television advertising inventory.  During the quarter the Company planned to commit certain amounts specifically designated towards television, direct mail/print, and online advertising to stimulate sales, create brand awareness, and acquire new customers.  The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $40 for the quarter ended June 30, 2010, compared to $33 for the quarter ended June 30, 2009.  Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, increased advertising spending, and price competition from veterinarians and other retailers of pet medications.  Historically, the advertising environment fluctuates due to supply and demand.  A more favorable advertising environment may positively impact future new order sales, whereas a less favorable advertising environment may negatively impact future new order sales.  As a percentage of sales, advertising expense was 11.9% and 12.8% for the quarters ended June 30, 2010 and 2009, respectively.  The decrease in advertising expense as a percentage of total sales for the quarter ended June 30, 2010 can be attributed to a reduction in advertising spending.  The Company currently anticipates advertising as a percentage of sales to range between approximately 11.0% and 12.0% for fiscal 2011.  However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.  For the fiscal year ended March 31, 2010, quarterly advertising expenses as a percentage of sales ranged between 10% and 13%.

Depreciation and amortization expenses

Depreciation and amortization expenses increased by approximately $28,000, or 8.7%, to approximately $350,000 for the quarter ended June 30, 2010, from approximately $322,000 for the quarter ended June 30, 2009.  This increase to depreciation and amortization expense for the quarter ended June 30, 2010 can be attributed to an increase in new property and equipment additions relating to the warehouse, pharmacy, and customer call centers expansion in fiscal 2009.

Other income

Other income increased by approximately $6,000, or 9.0%, to approximately $69,000 for the quarter ended June 30, 2010 from approximately $63,000 for the quarter ended June 30, 2009.  The increase to other income can be primarily attributed to increased interest income due to increased cash and investment balances and increased interest rates.  Interest income may decrease in the future as the Company utilizes its cash balances on its $20.0 million share repurchase plan, with approximately $9.3 million remaining as of June 30, 2010, on any quarterly dividend payment, or on its operating activities.

Provision for income taxes

For the quarters ended June 30, 2010 and 2009, the Company recorded an income tax provision for approximately $4.7 million and $4.6 million, respectively.  The effective tax rate for the quarters ended June 30, 2010 and 2009 were 39.3% and 36.2%, respectively.  The effective tax rate increase was due to a one time tax adjustment to reconcile the remaining net operating loss carryforward (“NOL”).  The NOLs were accumulated between 1996 and 2001.  During the quarter ended June 30, 2010 it was determined by the Company that there was a difference between the NOL per book and tax.  The Company’s reconcilement of the NOL resulted in a one time tax charge of approximately $280,000.  The Company estimates its effective tax rate will be approximately 37.0% for fiscal 2011.

Liquidity and Capital Resources

The Company’s working capital at June 30, 2010 and March 31, 2010 was $85.4 million and $79.4 million, respectively.  The $6.0 million increase in working capital was primarily attributable to cash flow generated from operations.  Net cash provided by operating activities was $26.5 million and $29.3 million for the three months ended June 30, 2010 and 2009, respectively.  Net cash used in investing activities was $10.1 million and $308,000 for the three months ended June 30, 2010 and 2009, respectively.  This change can be attributed to an increase in the Company’s short term investments during the quarter.  Net cash used in financing activities was $2.6 million for the quarter ended June 30, 2010, compared to net cash provided by financing activities of $429,000 for the same period in the prior year.  This change was primarily due to the Company paying approximately $2.3 million in dividends for the quarter ended June 30, 2010 and repurchasing 37,990 shares of its common stock for approximately $671,000 during the first quarter of fiscal 2011, compared to the Company not paying any dividends or repurchasing any shares of its common stock during the first quarter of fiscal 2010.  As of June 30, 2010 the Company had approximately $9.3 million remaining under the Company’s share repurchase plan.  On August 2, 2010 our Board of Directors declared a $0.125 per share dividend.  The Board established an August 13, 2010 record date and an August 27, 2010 payment date.  Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan, on quarterly dividends, or on its operating activities.

The Company had $12.5 million, at par, invested in ARS which were classified as long term investments in our financial statements as of June 30, 2010.  Our ARS investments are not mortgage-backed based but are municipal-based and the securities underlying the ARS are currently rated AAA, the highest rating available by a rating agency.  Our ARS consist of closed-end fund preferred ARS, whose interest rates are reset, typically every seven to twenty-eight days. In fiscal 2010, the fair value of investments was based upon a valuation assessment by an outside third party.  As of June 30, 2010, the Company held $12.5 million in ARS, at par, which were classified as long term investments.  The Company recorded an unrealized impairment loss of $107,875, in the fourth quarter of fiscal 2010, within accumulated other comprehensive loss, based upon an assessment of the fair value of these ARS.  The $107,875 impairment was recorded as temporary due to the fact that the Company has both the ability and intent to hold these securities until anticipated recovery or maturity.  However, it could take until the final maturity or issuer refinancing of the underlying debt for us to realize the recorded value of our investments in these securities.  If the issuers of our ARS are unable to successfully close future auctions or redeem or refinance the securities and their credit ratings deteriorate, we may in the future be required to record an additional impairment charge on these investments, or may need to sell these securities on a secondary market.  Although we believe we will be able to liquidate our investments in these securities without any significant loss, the timing and financial impact of such an outcome is uncertain.  Based on our expected cash expenditures, our cash and cash equivalents balance, and other potential sources of cash, we do not anticipate that the potential lack of liquidity of these investments in the near term will adversely affect our ability to execute our current business plan.

As of June 30, 2010 the Company had no outstanding lease commitments except for the lease for its 65,300 square foot facility.  We are not currently bound by any long or short term agreements for the purchase or lease of capital expenditures.  Any amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any increase in our business.  To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Presently, we have approximately $625,000 forecasted for capital expenditures which will be funded through cash from operations.  The Company’s source of working capital includes cash from operations and the exercise of stock options.  The Company presently has no need for alternative sources of working capital, and has no commitments or plans to obtain additional capital.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2010.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices.  Our financial instruments include cash and cash equivalents, short and long term investments, accounts receivable, and accounts payable.  The book values of cash equivalents, short and long term investments, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments.  Interest rates affect our return on excess cash and investments.  As of June 30, 2010, we had $66.9 million in cash and cash equivalents, $10.0 million in short term investments, and $12.4 million in long term investments.  A majority of our cash and cash equivalents and investments generate interest income based on prevailing interest rates.

A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments.  It would also impact the market value of our investments.  Our investments are subject to market risk, primarily interest rate and credit risk.  Our investments are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors.  Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our investments to high-quality debt instruments with both short and long term maturities.  We do not hold any derivative financial instruments that could expose us to significant market risk.  At June 30, 2010, we had no debt obligations.

ITEM 4.

CONTROLS AND PROCEDURES.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended June 30, 2010, the end of the period covered by this report (the "Evaluation Date").  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective such that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act: (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  There have been no significant changes made in our internal controls over financial reporting or in other factors that could significantly affect, or are reasonably likely to materially affect, our internal controls over financial reporting during the period covered by this report.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 1A.

RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock.  Please refer to our annual report on Form 10-K for fiscal year 2010 for additional information concerning these and other uncertainties that could negatively impact the Company.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not make any sales of unregistered securities during the first quarter of fiscal 2011.

Issuer Purchases of Equity Securities

This table provides information with respect to purchases by the Company of shares of common stock during the three months ended June 30, 2010:

Month / Year	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)

April 2010 (April 1, 2010 to April 30, 2010)	-	-	-	$ 9,951,739

May 2010 (May 1, 2010 to May 31, 2010)	-	-	-	$ 9,951,739

June 2010 (June 1, 2010 to June 30, 2010)	37,990	$ 17.66	37,990	$ 9,280,752

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS

The following exhibits are filed as part of this report.

31.1

Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2010, Commission File No. 000-28827).

31.2

Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2010, Commission File No. 000-28827).

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2010, Commission File No. 000-28827).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.
(The “Registrant”)

Date: August 2, 2010

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

JUNE 30, 2010

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