Form 10-Q
period 2010-09-30
PETMED EXPRESS INC
filed 2010-11-01
CIK 1040130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[x]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).

Yes [  ]   No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,783,483 Common Shares, $.001 par value per share at November 1, 2010.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	March 31,
	2010	2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$60,506	$53,143
Short term investments - available for sale	10,097	-
Accounts receivable, less allowance for doubtful
accounts of $4 and $5, respectively	1,452	2,097
Inventories - finished goods	14,735	29,064
Prepaid expenses and other current assets	1,659	610
Deferred tax assets	1,279	1,255
Prepaid income taxes	1,721	330
Total current assets	91,449	86,499

Long term investments	12,381	12,392
Property and equipment, net	3,909	4,429
Intangible asset	850	850

Total assets	$108,589	$104,170

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$4,331	$4,776
Accrued expenses and other current liabilities	2,363	2,312
Total current liabilities	6,694	7,088

Deferred tax liabilities	760	225

Total liabilities	7,454	7,313

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 5,000 shares authorized;
3 convertible shares issued and outstanding with a
liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized;
22,850 and 22,990 shares issued and outstanding, respectively	23	23
Additional paid-in capital	-	2,628
Retained earnings	101,180	94,305
Accumulated other comprehensive loss	(77)	(108)

Total shareholders' equity	101,135	96,857

Total liabilities and shareholders' equity	$108,589	$104,170

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts)(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Sales	$61,245	$62,447	$135,614	$139,616
Cost of sales	38,915	38,765	86,058	86,648

Gross profit	22,330	23,682	49,556	52,968

Operating expenses:
General and administrative	5,713	5,777	11,921	12,270
Advertising	8,575	7,752	17,415	17,624
Depreciation and amortization	315	323	665	645
Total operating expenses	14,603	13,852	30,001	30,539

Income from operations	7,727	9,830	19,555	22,429

Other income:
Interest income, net	101	58	167	119
Other, net	30	1	33	3
Total other income	131	59	200	122

Income before provision for income taxes	7,858	9,889	19,755	22,551

Provision for income taxes	2,881	3,624	7,552	8,211

Net income	$4,977	$6,265	$12,203	$14,340

Net income per common share:
Basic	$0.22	$0.28	$0.54	$0.64
Diluted	$0.22	$0.28	$0.54	$0.63

Weighted average number of common shares outstanding:
Basic	22,616	22,614	22,668	22,569
Diluted	22,741	22,755	22,804	22,718

Cash dividends declared per common share	$0.125	$0.100	$0.225	$0.100

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)(Unaudited)

	Six Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$12,203	$14,340
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	665	645
Share based compensation	1,044	722
Deferred income taxes	511	206
Bad debt expense	20	47
(Increase) decrease in operating assets
and increase (decrease) in liabilities:
Accounts receivable	625	87
Inventories - finished goods	14,328	10,832
Prepaid income taxes	(1,391)	(1,527)
Prepaid expenses and other current assets	(1,049)	(205)
Accounts payable	(287)	849
Accrued expenses and other current liabilities	9	109
Net cash provided by operating activities	26,678	26,105

Cash flows from investing activities:
Net change in investments	(10,054)	2,150
Purchases of property and equipment	(303)	(583)
Net cash (used in) provided by investing activities	(10,357)	1,567

Cash flows from financing activities:
Dividends paid	(5,121)	(2,264)
Purchases of treasury stock	(4,213)	-
Proceeds from the exercise of stock options	252	476
Tax benefit related to stock options exercised	124	178
Net cash used in financing activities	(8,958)	(1,610)

Net increase in cash and cash equivalents	7,363	26,062
Cash and cash equivalents, at beginning of period	53,143	30,126

Cash and cash equivalents, at end of period	$60,506	$56,188

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$8,308	$9,355

Property and equipment purchases in accounts payable	$259	$528

Dividends payable in accrued expenses	$90	$19

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

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at September 30, 2010, the Statements of Income for the three and six months ended September 30, 2010 and 2009, and Cash Flows for the six months ended September 30, 2010 and 2009.  The results of operations for the three and six months ended September 30, 2010 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2011.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2010.  The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries.  All significant intercompany transactions have been eliminated upon consolidation.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Net income (numerator):

Net income	$4,977	$6,265	$12,203	$14,340

Shares (denominator):

Weighted average number of common shares
outstanding used in basic computation	22,616	22,614	22,668	22,569
Common shares issuable upon exercise
of stock options and vesting of restricted stock	115	131	126	139
Common shares issuable upon conversion
of preferred shares	10	10	10	10
Shares used in diluted computation	22,741	22,755	22,804	22,718

Net income per common share:

Basic	$0.22	$0.28	$0.54	$0.64
Diluted	$0.22	$0.28	$0.54	$0.63

For the three and six months ended September 30, 2010 and 2009, all common restricted stock and stock options were included in the diluted net income per common share computation.  The exercise prices of the stock options were less than the average market price of the common shares for the period.

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

The Company had 13,332 and 81,597 options outstanding under the PetMed Express, Inc. 1998 Stock Option Plan (“1998 Plan”) at September 30, 2010 and 2009, respectively.  Options generally vested ratably over a three-year period commencing on the first anniversary of the grant with respect to options granted to employees/directors under the 1998 Plan.  No options have been issued since May 2005 and there was no unrecognized compensation expense related to vested stock option awards.  The 1998 Plan expired on July 31, 2008.  The Company did not receive any cash from the exercise of stock options during the three months ended September 30, 2010.  Cash received from stock options exercised for the six months ended September 30, 2010 and 2009 was $252,000 and $476,000, respectively.  The income tax benefits from stock options exercised totaled approximately $124,000 and $178,000 for the six months ended September 30, 2010 and 2009, respectively.

The Company had 482,343 restricted common shares issued under the 2006 Employee Equity Compensation Restricted Stock Plan (“Employee Plan”) and 122,000 restricted common shares issued under the 2006 Outside Director Equity Compensation Restricted Stock Plan (“Director Plan”) at September 30, 2010, all shares of which were issued subject to a restriction or forfeiture period which will lapse ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period.  The Company issued 91,450 shares of restricted stock during the quarter ended September 30, 2010.  For the quarters ended September 30, 2010 and 2009, the Company recognized compensation expense related to the Employee and Director Plans for $521,000 and $379,000, respectively, and for the six months ended September 30, 2010 and 2009, the Company recognized $1.0 million and $710,000, respectively.  At September 30, 2010 and 2009, there was $4.9 million and $2.6 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the next three years.

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

As a result, these securities with failed auctions have been classified as long-term assets in the Condensed Consolidated Balance Sheet due to the fact that they were not currently trading at such date, and conditions in the general markets created uncertainty as to when successful auctions would be reestablished.  These ARS are recorded at estimated fair value and have variable interest rates that are recorded as interest income.  In accordance with ASC Topic 320 (SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities), short term investments are accounted for as available for sale securities, and long term investments are classified as available for sale, with any changes in fair value to be reflected in other comprehensive income.  The Company evaluates its long term investments for impairment and whether impairment is other-than-temporary, and, if other- than-temporary, then the measurement of the impairment loss is a charge to net income.  Unrealized gains and losses are deemed temporary and are included in accumulated other comprehensive income.  The Company recognized a temporary impairment on its ARS investments during fiscal 2011 and fiscal 2010.  The Company does not believe that the underlying credit quality of the assets has been impacted; however the temporary impairment is mainly due to the lack of liquidity.  The Company is currently trying to liquidate all ARS.  The following is a summary of our investments:

	September 30,	March 31,
Investments (In thousands)	2010	2010

Short term investments	$10,097	$-
Long term investments	12,381	12,392

Total investments	$22,478	$12,392

The long term investment balances consist of ARS investments.  Our ARS consist of closed-end fund preferred ARS, with interest rates that reset, typically every seven to twenty-eight days. These ARS are currently rated AAA, the highest rating available by a rating agency. The fair value of our ARS investments was assessed by management with the assistance of an outside third party, which was conducted during the fourth quarter of fiscal 2010.  During fiscal 2010, the Company was able to liquidate approximately $2.2 million of its ARS investments, at par.  As of September 30, 2010, the Company held $12.5 million in ARS, at par, which were classified as long term investments and the Company recorded an unrealized impairment loss of $119,000, within accumulated other comprehensive loss based upon management’s assessment.  The $119,000 impairment was recorded as temporary due to the fact that the Company has the intent and the ability to hold these securities until anticipated recovery or maturity, and does expect to fully recover the cost basis of the investment.

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

		Fair Value Measurement at September 30, 2010 Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
(In thousands)	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and money market funds	$60,506	$60,506	$-	$-
Mutual fund securities	10,097	10,097	-	-
Auction rate securities	12,381	-	-	12,381
	$82,984	$70,603	$-	$12,381

The following table is a reconciliation of financial assets measured at fair value using unobservable inputs (Level 3) during the quarter ended September 30, 2010:

Auction Rate
Securities
Quarter Ended
(In thousands)	September 30, 2010

Balance, beginning of period	$12,392
Transfer into Level 3	-
Total unrealized loss included in other comprehensive income	(11)
Balance, end of period	$12,381

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

In April 2010, the Company was notified by the IRS that its March 31, 2008 tax year had been selected for a routine audit.  In May 2010, the IRS was provided with all of the requested items, and in August 2010, the Company received a letter of no change from the IRS for the tax year ended March 31, 2008.

Note 7:  Changes in Stockholders’ Equity and Comprehensive Income:

Changes in stockholders’ equity for the six months ended September 30, 2010 is summarized below (in thousands):

			Accumulated
	Additional		Other
	Paid-In	Retained	Comprehensive
	Capital	Earnings	Loss

Beginning balance at March 31, 2010:	$ 2,628	$ 94,305	$ (108)
Proceeds from the exercise of stock options	252	-	-
Share based compensation	1,044	-	-
Tax benefit related to stock options exercised	124	-	-
Purchases of treasury stock	(4,213)	-	-
Allocation of retirement of repurchased shares of
additional paid in capital and retained earnings	165	(165)	-
Dividends declared	-	(5,163)	-
Net Income	-	12,203	-
Net change in unrealized gain on short term investments	-	-	42
Net change in unrealized loss on long term investments	-	-	(11)

Ending balance at September 30, 2010:	$ -	$ 101,180	$ (77)

Shares of the Company’s stock purchased in the six months ended September 30, 2010 totaling approximately 260,000 shares were retired.

Total comprehensive income for the three and six months ended September 30, 2010 and 2009 is summarized below (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$ 4,977	$ 6,265	$ 12,203	$ 14,340
Net change in unrealized gain on short term investments	34	-	42	-
Net change in unrealized loss on long term investments	(11)	32	(11)	32

Comprehensive income	$ 5,000	$ 6,297	$ 12,234	$ 14,372

Note 8:  Income Taxes

For the quarters ended September 30, 2010 and 2009, the Company recorded an income tax provision for approximately $2.9 million and $3.6 million, respectively.  The effective tax rate for the quarters ended September 30, 2010 and 2009 were 36.7% and 36.6%, respectively.  For the six months ended September 30, 2010 and 2009, the Company recorded an income tax provision for approximately $7.6 million and $8.2 million, respectively.  The effective tax rate for the six months ended September 30, 2010 and 2009 were 38.2% and 36.4%, respectively.  The effective tax rate increase for the six months ended September 30, 2010 was due to a one time $280,000 tax adjustment to reconcile the remaining net operating loss carryforward in the first quarter of fiscal 2011.

Note 9:  Subsequent Event

On November 1, 2010 our Board of Directors declared a quarterly dividend of $0.125 per share.  The Board established a November 12, 2010 record date and a November 26, 2010 payment date.  Based on the outstanding share balance as of October 31, 2010 the Company estimates the dividend payable to be approximately $2.9 million.

The Board of Directors approved a third share repurchase program of up to $20.0 million, effective immediately.  This program is intended to be implemented through purchases made from time to time, in either the open market or through private transactions at the Company’s discretion, subject to market conditions and other factors, in accordance with Securities and Exchange Commission requirements.  The Company still has approximately $4.7 million remaining from its second $20.0 million repurchase plan, under which the Company has already repurchased approximately 1.0 million shares for approximately $15.3 million, an average of $14.64 per share. In October 2010 the Company purchased approximately 66,000 of its own shares for approximately $1.0 million.

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

The Company markets its products through national television, online, and direct mail/print advertising campaigns which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases.  Approximately 72% of all sales were generated via the Internet for the three months ended September 30, 2010, compared to 67% for the same period ending September 30, 2009.  The Company’s sales returns average was approximately 1.5% and 1.7% for the quarters ended on September 30, 2010 and 2009, respectively.  The three-month average retail purchase was approximately $79 per order for the quarter ended September 30, 2010, compared to $78 per order for the quarter ended September 30, 2009.  The six-month average retail purchase was approximately $81 per order for both the six months ended September 30, 2010 and 2009.

Critical Accounting Policies

Our discussion and analysis of our financial condition and the results of our operations are based upon our Condensed Consolidated Financial Statements and the data used to prepare them.  The Company’s Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  On an ongoing basis we re-evaluate our judgments and estimates including those related to product returns, bad debts, inventories, long term investments and income taxes.  We base our estimates and judgments on our historical experience, knowledge of current conditions, and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions.  Our estimates are guided by observing the following critical accounting policies.

Revenue recognition

The Company generates revenue by selling pet medication products and pet supplies mainly to retail consumers.  The Company’s policy is to recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the consumer.  Outbound shipping and handling fees are included in sales and are billed upon shipment.  Shipping expenses are included in cost of sales.  The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days.  Credit card sales minimize accounts receivable balances relative to sales.  The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks.  The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends.  At September 30, 2010 and 2009 the allowance for doubtful accounts was approximately $4,000 and $56,000, respectively.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method.  The Company writes down its inventory for estimated obsolescence.  At September 30, 2010 and 2009, the inventory reserve was approximately $37,000 and $120,000, respectively.

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

Results of Operations

The following should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein.  The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.5	62.1	63.5	62.1

Gross profit	36.5	37.9	36.5	37.9

Operating expenses:
General and administrative	9.4	9.3	8.8	8.8
Advertising	14.0	12.4	12.8	12.6
Depreciation and amortization	0.5	0.5	0.5	0.4
Total operating expenses	23.9	22.2	22.1	21.8

Income from operations	12.6	15.7	14.4	16.1

Total other income	0.2	0.1	0.2	0.1

Income before provision for income taxes	12.8	15.8	14.6	16.2

Provision for income taxes	4.7	5.8	5.6	5.9

Net income	8.1%	10.0%	9.0%	10.3%

Three Months Ended September 30, 2010 Compared With Three Months Ended September 30, 2009, and Six Months Ended September 30, 2010 Compared With Six Months Ended September 30, 2009

Sales

Sales decreased by approximately $1.2 million, or 1.9%, to approximately $61.2 million for the quarter ended September 30, 2010, from approximately $62.4 million for the quarter ended September 30, 2009.  For the six months ended September 30, 2010, sales decreased by approximately $4.0 million, or 2.9%, to approximately $135.6 million compared to $139.6 million for the six months ended September 20, 2009.  The decrease in sales for the three and six months ended September 30, 2010 was primarily due to decreased new order sales, offset by increased reorder sales.  The decrease in new order sales may be attributed to an increase in customer acquisition costs due to higher advertising costs, and a reduction in response rates due to increased competition and softer demand.  The Company acquired approximately 185,000 new customers for the quarter ended September 30, 2010, compared to approximately 233,000 new customers for the same period the prior year.  For the six months ended September 30, 2010, the Company acquired approximately 404,000 new customers, compared to approximately 530,000 new customers for the same period the prior year.

The following chart illustrates sales by various sales classifications:

Three Months Ended September 30,
Sales (In thousands)	2010	%	2009	%	$ Variance	% Variance

Reorder Sales	$ 47,869	78.2%	$ 45,766	73.3%	$ 2,103	4.6%
New Order Sales	13,376	21.8%	16,681	26.7%	(3,305)	-19.8%

Total Net Sales	$ 61,245	100.0%	$ 62,447	100.0%	$ (1,202)	-1.9%

Internet Sales	$ 43,872	71.6%	$ 42,152	67.5%	$ 1,720	4.1%
Contact Center Sales	17,373	28.4%	20,295	32.5%	(2,922)	-14.4%

Total Net Sales	$ 61,245	100.0%	$ 62,447	100.0%	$ (1,202)	-1.9%

Six Months Ended September 30,
Sales (In thousands)	2010	%	2009	%	$ Variance	% Variance

Reorder Sales	$ 105,490	77.8%	$ 99,772	71.5%	$ 5,718	5.7%
New Order Sales	30,124	22.2%	39,844	28.5%	(9,720)	-24.4%

Total Net Sales	$ 135,614	100.0%	$ 139,616	100.0%	$ (4,002)	-2.9%

Internet Sales	$ 96,170	70.9%	$ 93,963	67.3%	$ 2,207	2.3%
Contact Center Sales	39,444	29.1%	45,653	32.7%	(6,209)	-13.6%

Total Net Sales	$ 135,614	100.0%	$ 139,616	100.0%	$ (4,002)	-2.9%

Sales may be adversely affected in fiscal 2011 due to increased retail and online competition and the lack of television remnant space availability at affordable prices. Television advertising has been the Company’s predominant marketing method for several years.  Historically, there has been a direct correlation between the amount of television advertising done by the Company and its sales.  Sales may also be affected by consumers giving more consideration to price and trading down to less expensive retail brands, which we may not carry.  In response to these trends, the Company is offering more promotions to our existing database and expanding our product offerings to encourage reorders and reactivate inactive customers.  More aggressive sales promotions could also result in a decrease to gross profit margins, no guarantees can be made that the Company’s efforts will be successful, or that sales will grow in the future.

The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm, and flea and tick medications.  For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2010, the Company’s sales were approximately 33%, 26%, 20%, and 21%, respectively.

Cost of sales

Cost of sales increased by approximately $150,000, or 0.4%, to approximately $38.9 million for the quarter ended September 30, 2010, from approximately $38.8 million for the quarter ended September 30, 2009.  For the six months ended September 30, 2010, cost of sales decreased by approximately $589,000, or 0.7%, to approximately $86.1 million compared to $86.6 million for the same period in the prior year.  The decrease in cost of sales is directly related to the decrease in sales for the six months ended September 30, 2010 compared to the six months ended September 30, 2009.  As a percent of sales, the cost of sales was 63.5% and 62.1% for the quarters and six months ended September 30, 2010 and 2009, respectively.  The percentage increase can be mainly attributed to more aggressive sales promotions and increases in our product costs.

Gross profit

Gross profit decreased by approximately $1.4 million, or 5.7%, to approximately $22.3 million for the quarter ended September 30, 2010, from approximately $23.7 million for the quarter ended September 30, 2009.  For the six months ended September 30, 2010, gross profit decreased by approximately $3.4 million, or 6.4%, to approximately $49.6 million compared to $53.0 million for the same period in the prior year.  Gross profit as a percentage of sales was 36.5% and 37.9% for the three and six months ended September 30, 2010 and 2009, respectively.  The percentage decrease can be mainly attributed to more aggressive sales promotions and increases in our product costs.

General and administrative expenses

General and administrative expenses decreased by approximately $64,000, or 1.1%, to approximately $5.7 million for the quarter ended September 30, 2010, from approximately $5.8 million for the quarter ended September 30, 2009.  For the six months ended September 30, 2010, general and administrative expenses decreased by approximately $349,000, or 2.8%, to approximately $11.9 million compared to general and administrative expenses of approximately $12.3 million for the six months ended September 30, 2009.  The decrease in general and administrative expenses for the three months ended September 30, 2010 was primarily due to the following: a $72,000 decrease to payroll expenses related to a reduction of employees in the customer care, pharmacy, and warehouse departments, offset by an increase in stock compensation; a $37,000 decrease in insurance expenses, due to a reduction in insurance premiums; and a $34,000 net decrease in other expenses, including bad debt expense, credit card and bank service fees, travel expenses, and license fees.  Offsetting the decrease was a $72,000 increase in professional fees, which includes legal and pharmacy fees, and a $7,000 net increase to property and telephone expenses.

The decrease in general and administrative expenses for the six months ended September 30, 2010 was primarily due to the following: a $114,000 decrease to payroll expenses related to a reduction of employees in the customer care, pharmacy, and warehouse departments, offset by an increase in stock compensation; a $94,000 decrease in insurance expenses, due to a reduction in insurance premiums; a $50,000 decrease in credit card and bank service fees which is directly attributable to the decrease in sales for the period; a $31,000 decrease in professional fees, with the majority of the decrease relating to legal fees; and a $60,000 net decrease in other expenses, including bad debt expense, property and travel expenses.

Advertising expenses

Advertising expenses increased by approximately $823,000, or 10.6%, to approximately $8.6 million for the quarter ended September 30, 2010, from approximately $7.8 million for the quarter ended September 30, 2009.  For the six months ended September 30, 2010, advertising expenses decreased by approximately $209,000, or 1.2%, to approximately $17.4 million compared to advertising expenses of approximately $17.6 million for the six months ended September 30, 2009.  The increase in advertising spend for the quarter ended September 30, 2010 was due to the Company’s plan to commit certain amounts specifically towards television, direct mail/print, and online advertising to stimulate sales, acquire new customers, and create brand awareness.  During the quarter the Company paid more to advertise, which resulted in an increase in the advertising cost to acquire a new customer.  The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, increased to $46 for the quarter ended September 30, 2010,  compared to $33 for the quarter ended September 30, 2009, and $43 for the six months ended September 30, 2010 compared to $33 for the six months ended September 30, 2009.  Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, increased advertising spending, and price competition from veterinarians and other retailers of pet medications.

Historically, the advertising environment fluctuates due to supply and demand.  A more favorable advertising environment may positively impact future new order sales, whereas a less favorable advertising environment may negatively impact future new order sales.  As a percentage of sales, advertising expense was 14.0% and 12.4% for the quarters ended September 30, 2010 and 2009, respectively, and 12.8% and 12.6% for the six months ended September 30, 2010 and 2009, respectively.  The increase in advertising expense as a percentage of total sales for the quarter and six months ended September 30, 2010 can be attributed to decreased sales and increased new customer acquisition costs.  The Company currently anticipates advertising as a percentage of sales to range from approximately 12.0% to 13.0% for Fiscal 2011.  However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.  For the fiscal year ended March 31, 2010, quarterly advertising expenses as a percentage of sales ranged between 10% and 13%.

Depreciation and amortization expenses

Depreciation and amortization expenses decreased by approximately $8,000, or 2.5%, to approximately $315,000 for the quarter ended September 30, 2010, from approximately $323,000 for the quarter ended September 30, 2009.  Depreciation and amortization expenses increased by approximately $20,000, or 3.1%, to approximately $665,000 for the six months ended September 30, 2010, from approximately $645,000 for the six months ended September 30, 2009.

Other income

Other income increased by approximately $72,000, to approximately $131,000 for the quarter ended September 30, 2010 from approximately $59,000 for the quarter ended September 30, 2009.  Other income increased by approximately $78,000, to approximately $200,000 for the six months ended September 30, 2010 from approximately $122,000 for the six months ended September 30, 2009.  The increase to other income can be primarily attributed to increased interest income due to increased cash and investment balances and increased interest rates.  Interest income may decrease in the future as the Company utilizes its cash balances on its $20.0 million share repurchase plan, with approximately $5.7 million remaining as of September 30, 2010, on any quarterly dividend payment, or on its operating activities.

Provision for income taxes

For the quarters ended September 30, 2010 and 2009, the Company recorded an income tax provision of approximately $2.9 million and $3.6 million, respectively, and for the six months ended September 30, 2010 and 2009, the Company recorded an income tax provision of approximately $7.6 million and $8.2 million, respectively.  The effective tax rate for the quarters ended September 30, 2010 and 2009 was 36.7% and 36.6%, and the effective tax rate was 38.2% and 36.4% for the six months ended September 30, 2010 and 2009, respectively.  The effective tax rate increase for the six months ended September 30, 2010, was due to a one time tax reconcilement adjustment that resulted in a one time tax charge of approximately $280,000.  The Company estimates its effective tax rate will be approximately 37.0% for fiscal 2011.

Liquidity and Capital Resources

The Company’s working capital at September 30, 2010 and March 31, 2010 was $84.8 million and $79.4 million, respectively.  The $5.4 million increase in working capital was primarily attributable to cash flow generated from operations.  Net cash provided by operating activities was $26.7 million and $26.1 million for the six months ended September 30, 2010 and 2009, respectively.  Net cash used in investing activities was $10.4 million for the six months ended September 30, 2010, compared to net cash provided for investing activities of $1.6 million for the six months ended September 30, 2009.  This change can be attributed to an increase in the Company’s short term investments during the six months.  Net cash used in financing activities was $9.0 million and $1.6 million for the six months ended September 30, 2010 and 2009, respectively.  This change was primarily due to the Company paying approximately $5.1 million in dividends for the six months ended September 30, 2010, and purchasing 260,000 shares of its common stock for approximately $4.2 million during the first six months of fiscal 2011, compared to the Company paying approximately $2.3 million in dividends and not purchasing any shares of its common stock during the first six months of fiscal 2010.  As of September 30, 2010 the Company had approximately $5.7 million remaining under the Company’s share repurchase plan.

On July 30, 2010 the Board of Directors approved the issuance of 91,450 restricted shares to its employees and outside directors of the Company.  All shares that were issued are subject to a restriction or forfeiture period which will lapse ratably on the first, second, and third anniversaries of the date of grant, and the fair value is being amortized over the three-year restriction period.  On November 1, 2010 our Board of Directors declared a $0.125 per share dividend.  The Board established a November 12, 2010 record date and a November 26, 2010 payment date.  Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan, on quarterly dividends, or on its operating activities.

The Company had $12.5 million, at par, invested in ARS which were classified as long term investments in our financial statements as of September 30, 2010.  Our ARS investments are not mortgage-backed based but are municipal-based and the securities underlying the ARS are currently rated AAA, the highest rating available by a rating agency.  Our ARS consist of closed-end fund preferred ARS, whose interest rates are reset, typically every seven to twenty-eight days. In fiscal 2011, the fair value of investments was based upon a valuation assessment by an outside third party, conducted in October 2011.  As of September 30, 2010, the Company held $12.5 million in ARS, at par, which were classified as long term investments.  The Company recorded an unrealized impairment loss of $119,000, as of the quarter ended September 30, 2010, within accumulated other comprehensive loss, based upon an assessment of the fair value of these ARS.  The $119,000 impairment was recorded as temporary due to the fact that the Company has both the ability and intent to hold these securities until anticipated recovery or maturity.  However, it could take until the final maturity or issuer refinancing of the underlying debt for us to realize the recorded value of our investments in these securities.  If the issuers of our ARS are unable to successfully close future auctions or redeem or refinance the securities and their credit ratings deteriorate, we may in the future be required to record an additional impairment charge on these investments, or may need to sell these securities on a secondary market.  Although we believe we will be able to liquidate our investments in these securities without any significant loss, the timing and financial impact of such an outcome is uncertain.  Based on our expected cash expenditures, our cash and cash equivalents balance, and other potential sources of cash, we do not anticipate that the potential lack of liquidity of these investments in the near term will adversely affect our ability to execute our current business plan.

As of September 30, 2010 the Company had no outstanding lease commitments except for the lease for its 65,300 square foot facility.  We are not currently bound by any long or short term agreements for the purchase or lease of capital expenditures.  Any amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any increase in our business.  To date, we have paid for all needed additions to our capital equipment infrastructure from our working capital funds and anticipate this being the case in the future. Presently, we have approximately $600,000 forecasted for capital expenditures which will be funded through cash from operations.  The Company’s source of working capital includes cash from operations and the exercise of stock options.  The Company presently has no need for alternative sources of working capital, and has no commitments or plans to obtain additional capital.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2010.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices.  Our financial instruments include cash and cash equivalents, short and long term investments, accounts receivable, and accounts payable.  The book values of cash equivalents, short and long term investments, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments.  Interest rates affect our return on excess cash and investments.  As of September 30, 2010, we had $60.5 million in cash and cash equivalents, $10.1 million in short term investments and $12.4 million in long term investments.  A majority of our cash and cash equivalents and investments generate interest income based on prevailing interest rates.

A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments.  It would also impact the market value of our investments.  Our investments are subject to market risk, primarily interest rate and credit risk.  Our investments are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors.  Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our investments to high-quality debt instruments with both short and long term maturities.  We do not hold any derivative financial instruments that could expose us to significant market risk.  At September 30, 2010, we had no debt obligations.

ITEM 4.   CONTROLS AND PROCEDURES.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended September 30, 2010, the end of the period covered by this report (the "Evaluation Date").  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective such that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act: (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  There have been no significant changes made in our internal controls over financial reporting or in other factors that could significantly affect, or are reasonably likely to materially affect, our internal controls over financial reporting during the period covered by this report.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not make any sales of unregistered securities during the second quarter of fiscal 2011.

Issuer Purchases of Equity Securities

This table provides information with respect to purchases by the Company of shares of its common stock during the three months ended September 30, 2010:

Month / Year	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program

July 2010 (July 1, 2010 to July 31, 2010)	155,910	$ 16.09	-	$ 6,772,665

August 2010 (August 1, 2010 to August 31, 2010)	66,200	$ 15.62	-	$ 5,738,307

September 2010 (September 1, 2010 to September 30, 2010)	-	$ -	-	$ 5,738,307

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS

The following exhibits are filed as part of this report.

31.1

Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2010, Commission File No. 000-28827).

31.2

Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2010, Commission File No. 000-28827).

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2010, Commission File No. 000-28827).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.
(The “Registrant”)

Date: November 1, 2010

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

SEPTEMBER 30, 2010

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

**Filed herewith