Form 10-Q
period 2010-12-31
PETMED EXPRESS INC
filed 2011-01-31
CIK 1040130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

Yes [  ]   No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,521,433 Common Shares, $.001 par value per share at January 31, 2011.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	March 31,
	2010	2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$61,254	$53,143
Short term investments - available for sale	10,077	-
Accounts receivable, less allowance for doubtful
accounts of $2 and $5, respectively	802	2,097
Inventories - finished goods	14,885	29,064
Prepaid expenses and other current assets	1,848	610
Deferred tax assets	1,543	1,255
Prepaid income taxes	871	330
Total current assets	91,280	86,499

Long term investments	12,381	12,392
Property and equipment, net	3,739	4,429
Intangible asset	860	850

Total assets	$108,260	$104,170

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$3,085	$4,776
Accrued expenses and other current liabilities	2,144	2,312
Total current liabilities	5,229	7,088

Deferred tax liabilities	715	225

Total liabilities:	5,944	7,313

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 5,000 shares authorized;
3 convertible shares issued and outstanding with a
liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized;
22,783 and 22,990 shares issued and outstanding, respectively	23	23
Additional paid-in capital	-	2,628
Retained earnings	102,431	94,305
Accumulated other comprehensive loss	(147)	(108)

Total shareholders' equity	102,316	96,857

Total liabilities and shareholders' equity	$108,260	$104,170

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts)(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Sales	$45,118	$48,353	$180,732	$187,969
Cost of sales	28,193	29,525	114,251	116,173

Gross profit	16,925	18,828	66,481	71,796

Operating expenses:
General and administrative	5,096	4,929	17,017	17,199
Advertising	4,444	5,177	21,859	22,801
Depreciation and amortization	358	337	1,023	982
Total operating expenses	9,898	10,443	39,899	40,982

Income from operations	7,027	8,385	26,582	30,814

Other income (expense):
Interest income, net	98	46	265	165
Other, net	(144)	1	(111)	4
Total other income (expense)	(46)	47	154	169

Income before provision for income taxes	6,981	8,432	26,736	30,983

Provision for income taxes	2,459	2,842	10,011	11,053

Net income	$4,522	$5,590	$16,725	$19,930

Net income per common share:
Basic	$0.20	$0.25	$0.74	$0.88
Diluted	$0.20	$0.25	$0.74	$0.88

Weighted average number of common shares outstanding:
Basic	22,506	22,649	22,614	22,596
Diluted	22,655	22,790	22,755	22,742

Cash dividends declared per common share	$0.125	$0.100	$0.350	$0.200

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)(Unaudited)

	Nine Months Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net income	$16,725	$19,930
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,023	982
Share based compensation	1,606	1,158
Deferred income taxes	202	118
Bad debt expense	30	29
(Increase) decrease in operating assets
and increase (decrease) in liabilities:
Accounts receivable	1,265	1,670
Inventories - finished goods	14,179	7,753
Prepaid income taxes	(541)	(1,440)
Prepaid expenses and other current assets	(1,238)	(31)
Accounts payable	(1,532)	(1,055)
Accrued expenses and other current liabilities	(246)	(206)
Net cash provided by operating activities	31,473	28,908

Cash flows from investing activities:
Net change in investments	(10,104)	2,150
Purchases of property and equipment	(491)	(853)
Purchases of intangible asset	(10)	-
Net cash (used in) provided by investing activities	(10,605)	1,297

Cash flows from financing activities:
Dividends paid	(7,933)	(4,529)
Purchases of treasury stock	(5,225)	-
Proceeds from the exercise of stock options	252	574
Tax benefit related to stock options exercised	124	226
Deferred tax adjustment related to restricted stock	25	-
Net cash used in financing activities	(12,757)	(3,729)

Net increase in cash and cash equivalents	8,111	26,476
Cash and cash equivalents, at beginning of period	53,143	30,126

Cash and cash equivalents, at end of period	$61,254	$56,602

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$10,254	$12,149

Property and equipment purchases in accounts payable	$259	$488

Dividends payable in accrued expenses	$126	$38

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:

Summary of Significant Accounting Policies

Organization

PetMed Express, Inc. and subsidiaries, d/b/a 1-800-PetMeds (the “Company”), is a leading nationwide pet pharmacy.  The Company markets prescription and non-prescription pet medications, health products, and supplies for dogs, cats, and horses direct to the consumer.  The Company offers consumers an attractive alternative for obtaining pet medications in terms of convenience, price, and speed of delivery.  The Company markets its products through national television, online, and direct mail/print advertising campaigns, which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases.  The majority of the Company’s sales are to residents in the United States.  The Company’s executive offices are located in Pompano Beach, Florida.  The Company’s fiscal year end is March 31, and references herein to Fiscal 2011 or 2010 refer to the Company's fiscal years ending March 31, 2011 and 2010, respectively.

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at December 31, 2010 and March 31, 2010, the Statements of Income for the three and nine months ended December 31, 2010 and 2009, and Cash Flows for the nine months ended December 31, 2010 and 2009.  The results of operations for the three and nine months ended December 31, 2010 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2011.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2010.  The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries.  All significant intercompany transactions have been eliminated upon consolidation.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009

Net income (numerator):

Net income	$4,522	$5,590	$16,725	$19,930

Shares (denominator):

Weighted average number of common shares
outstanding used in basic computation	22,506	22,649	22,614	22,596
Common shares issuable upon exercise
of stock options and vesting of restricted stock	139	131	131	136
Common shares issuable upon conversion
of preferred shares	10	10	10	10
Shares used in diluted computation	22,655	22,790	22,755	22,742

Net income per common share:

Basic	$0.20	$0.25	$0.74	$0.88
Diluted	$0.20	$0.25	$0.74	$0.88

For the three and nine months ended December 31, 2010 and 2009, all common restricted stock and stock options were included in the diluted net income per common share computation.  The exercise prices of the stock options were less than the average market price of the common shares for the period.

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

The Company had approximately 13,000 and 69,000 options outstanding under the PetMed Express, Inc. 1998 Stock Option Plan (“1998 Plan”) at December 31, 2010 and 2009, respectively.  Options generally vested ratably over a three-year period commencing on the first anniversary of the grant with respect to options granted to employees/directors under the 1998 Plan.  No options have been issued since May 2005 and there was no unrecognized compensation expense related to vested stock option awards.  The 1998 Plan expired on July 31, 2008.  The Company did not receive any cash from the exercise of stock options during the three months ended December 31, 2010.  Cash received from stock options exercised for the nine months ended December 31, 2010 and 2009 was $252,000 and $574,000, respectively.  The income tax benefits from stock options exercised totaled approximately $124,000 and $226,000 for the nine months ended December 31, 2010 and 2009, respectively.

The Company had 481,227 restricted common shares issued under the 2006 Employee Equity Compensation Restricted Stock Plan (“Employee Plan”) and 122,000 restricted common shares issued under the 2006 Outside Director Equity Compensation Restricted Stock Plan (“Director Plan”) at December 31, 2010, all shares of which were issued subject to a restriction or forfeiture period which will lapse ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period.  The Company did not issue any shares of restricted stock during the quarter ended December 31, 2010.  For the quarters ended December 31, 2010 and 2009, the Company recognized compensation expense related to the Employee and Director Plans for $562,000 and $430,000, respectively, and for the nine months ended December 31, 2010 and 2009, the Company recognized $1.6 million and $1.1 million, respectively.  At December 31, 2010 and 2009, there was $4.3 million and $2.1 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the next three years.

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

As a result, these securities with failed auctions have been classified as long-term assets in the Condensed Consolidated Balance Sheet due to the fact that they were not currently trading at such date, and conditions in the general markets created uncertainty as to when successful auctions would be reestablished.  These ARS are recorded at estimated fair value and have variable interest rates that are recorded as interest income.  In accordance with ASC Topic 320 (SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities), short term investments are accounted for as available for sale securities, and long term investments are classified as available for sale, with any changes in fair value to be reflected in other comprehensive income.  The Company evaluates its long term investments for impairment and whether impairment is other-than-temporary, and, if other-than-temporary, then the measurement of the impairment loss is a charge to net income.  Unrealized gains and losses are deemed temporary and are included in accumulated other comprehensive income.  The Company recognized a temporary impairment on its ARS investments during fiscal 2011 and fiscal 2010.  The Company does not believe that the underlying credit quality of the assets has been impacted; however the temporary impairment is mainly due to the lack of liquidity.  The Company is currently trying to liquidate all ARS.  The following is a summary of our investments:

	December 31,	March 31,
Investments (In thousands)	2010	2010

Short term investments	$10,077	$-
Long term investments	12,381	12,392
Total investments	$22,458	$12,392

The long term investment balances consist of ARS investments.  Our ARS consist of closed-end fund preferred ARS, with interest rates that reset, typically every seven to twenty-eight days. These ARS are currently rated AAA, the highest rating available by a rating agency. The fair value of our ARS investments was assessed by management with the assistance of an outside third party, which was conducted during the third quarter of fiscal 2011.  As of December 31, 2010, the Company held $12.5 million in ARS, at par, which were classified as long term investments and the Company recorded an unrealized impairment loss of $119,000, within accumulated other comprehensive loss based upon management’s assessment.  The $119,000 impairment was recorded as temporary due to the fact that the Company has the intent and the ability to hold these securities until anticipated recovery or maturity, and does expect to fully recover the cost basis of the investment.

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

		Fair Value Measurement at December 31, 2010 Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
(In thousands)	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and money market funds	$61,254	$61,254	$-	$-
Mutual fund securities	10,077	10,077	-	-
Auction rate securities	12,381	-	-	12,381
	$83,712	$71,331	$-	$12,381

The following table is a reconciliation of financial assets measured at fair value using unobservable inputs (Level 3) during the nine months ended December 31, 2010:

Auction Rate
Securities
Nine Months Ended
(In thousands)	December 31, 2010

Balance, beginning of period	$12,392
Transfer into Level 3	-
Total unrealized loss included in other comprehensive income	(11)
Balance, end of period	$12,381

Marketable securities measured at fair value using Level 3 inputs are comprised of ARS. Although ARS would typically be measured using Level 2 inputs, the failed auctions and the lack of market activity and liquidity required that these securities be measured using Level 3 inputs.  The discount rates that were applied to the pricing model were based on market conditions and rates for comparable or similar term asset-backed securities as well as other fixed income securities.

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

Note 7:

Changes in Stockholders’ Equity and Comprehensive Income

Changes in stockholders’ equity for the nine months ended December 31, 2010 is summarized below (in thousands):

			Accumulated
	Additional		Other
	Paid-In	Retained	Comprehensive
	Capital	Earnings	Loss

Beginning balance at March 31, 2010:	$ 2,628	$ 94,305	$ (108)
Proceeds from the exercise of stock options	252	-	-
Share based compensation	1,606	-	-
Tax benefit related to stock options exercised	124	-	-
Purchases of treasury stock	(5,225)	-	-
Deferred tax adjustment related to restricted stock	25
Allocation of retirement of repurchased shares of
additional paid in capital and retained earnings	590	(590)	-
Dividends declared	-	(8,009)	-
Net Income	-	16,725	-
Net change in unrealized gain on short term investments	-	-	(28)
Net change in unrealized loss on long term investments	-	-	(11)

Ending balance at December 31, 2010:	$ -	$ 102,431	$ (147)

The Company repurchased and retired 326,000 shares during the nine months ended December 31, 2010.

Total comprehensive income for the three and nine months ended December 31, 2010 and 2009 is summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Net income	$ 4,522	$ 5,590	$ 16,725	$ 19,930
Net change in unrealized loss on short term investments	(28)	-	(28)	-
Net change in unrealized gain (loss) on long term investments	(11)	32	(11)	32
Comprehensive income	$ 4,483	$ 5,622	$ 16,686	$ 19,962

Note 8:

Income Taxes

For the quarters ended December 31, 2010 and 2009, the Company recorded an income tax provision for approximately $2.5 million and $2.8 million, respectively.  The effective tax rate for the quarters ended December 31, 2010 and 2009 was 35.2% and 33.7%, respectively.  For the nine months ended December 31, 2010 and 2009, the Company recorded an income tax provision for approximately $10.0 million and $11.1 million, respectively.  The effective tax rate for the nine months ended December 31, 2010 and 2009 was 37.4% and 35.7%, respectively.  The effective tax rate increase for the three and nine months ended December 31, 2010 was attributed to a one-time $258,000 tax benefit related to an income tax over-accrual, which was recognized in the quarter ended December 31, 2009, and due to a one-time $280,000 tax adjustment to reconcile the remaining net operating loss carryforward in the first quarter of fiscal 2011.

Note 9:

Subsequent Event

On January 31, 2011 our Board of Directors declared a quarterly dividend of $0.125 per share.  The Board established a February 11, 2011 record date and a February 25, 2011 payment date.   Based on the outstanding share balance as of January 31, 2011 the Company estimates the dividend payable to be approximately $2.9 million.  In January 2011 the Company purchased approximately 300,000 of its own shares for approximately $4.6 million.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Summary

PetMed Express was incorporated in the state of Florida in January 1996.  The Company’s common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “PETS.”  The Company began selling pet medications and other pet health products in September 1996.  Presently, the Company’s product line includes approximately 1,200 of the most popular pet medications, health products, and supplies for dogs, cats, and horses.  In March 2010 the Company started offering for sale additional pet supplies on its website, and these items are drop shipped to customers by third parties.

The Company markets its products through national television, online, and direct mail/print advertising campaigns which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases.  Approximately 72% of all sales were generated via the Internet for the three months ended December 31, 2010, compared to 70% for the same period ending December 31, 2009.  The Company’s sales returns average was approximately 1.3% and 1.4% for the quarters ended on December 31, 2010 and 2009, respectively.  The three-month average retail purchase was approximately $77 per order for the quarter ended December 31, 2010, compared to $78 per order for the quarter ended December 31 2009.  The nine-month average retail purchase was approximately $80 per order for both the nine months ended December 31, 2010 and 2009.

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

Revenue recognition

The Company generates revenue by selling pet medication products and pet supplies mainly to retail consumers.  The Company’s policy is to recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the consumer.  Outbound shipping and handling fees are included in sales and are billed upon shipment.  Shipping expenses are included in cost of sales.  The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days.  Credit card sales minimize accounts receivable balances relative to sales.  The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks.  The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends.  At December 31, 2010 and 2009 the allowance for doubtful accounts was approximately $2,000 and $24,000, respectively.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method.  The Company writes down its inventory for estimated obsolescence.  At December 31, 2010 and 2009, the inventory reserve was approximately $37,000 and $144,000, respectively.

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

Results of Operations

The following should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein.  The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.5	61.1	63.2	61.8

Gross profit	37.5	38.9	36.8	38.2

Operating expenses:
General and administrative	11.3	10.2	9.4	9.2
Advertising	9.8	10.7	12.1	12.1
Depreciation and amortization	0.8	0.7	0.6	0.5
Total operating expenses	21.9	21.6	22.1	21.8

Income from operations	15.6	17.3	14.7	16.4

Total other income (expense)	(0.1)	0.1	0.1	0.1

Income before provision for income taxes	15.5	17.4	14.8	16.5

Provision for income taxes	5.5	5.9	5.5	5.9

Net income	10.0%	11.5%	9.3%	10.6

Three Months Ended December 31, 2010 Compared With Three Months Ended December 31, 2009, and Nine Months Ended December 31, 2010 Compared With Nine Months Ended December 31, 2009

Sales

Sales decreased by approximately $3.3 million, or 6.7%, to approximately $45.1 million for the quarter ended December 31, 2010, from approximately $48.4 million for the quarter ended December 31, 2009.  For the nine months ended December 31, 2010, sales decreased by approximately $7.3 million, or 3.9%, to approximately $180.7 million compared to $188.0 million for the nine months ended December 31, 2009.  The decrease in sales for the three and nine months ended December 31, 2010 was primarily due to decreased new order sales.  The decrease in new order sales may be attributed to an increase in customer acquisition costs, due to a reduction in response rates, as a result of increased competition and softer demand.  The Company acquired approximately 111,000 new customers for the quarter ended December 31, 2010, compared to approximately 151,000 new customers for the same period the prior year.  For the nine months ended December 31, 2010, the Company acquired approximately 515,000 new customers, compared to approximately 681,000 new customers for the same period the prior year.

The following chart illustrates sales by various sales classifications:

Three Months Ended December 31,
Sales (In thousands)	2010	%	2009	%	$ Variance	% Variance

Reorder Sales	$ 37,331	82.7%	$ 37,631	77.8%	$ (300)	-0.8%
New Order Sales	7,787	17.3%	10,722	22.2%	(2,935)	-27.4%

Total Net Sales	$ 45,118	100.0%	$ 48,353	100.0%	$ (3,235)	-6.7%

Internet Sales	$ 32,395	71.8%	$ 33,611	69.5%	$ (1,216)	-3.6%
Contact Center Sales	12,723	28.2%	14,742	30.5%	(2,019)	-13.7%

Total Net Sales	$ 45,118	100.0%	$ 48,353	100.0%	$ (3,235)	-6.7%

Nine Months Ended December 31,
Sales (In thousands)	2010	%	2009	%	$ Variance	% Variance

Reorder Sales	$ 142,808	79.0%	$ 137,374	73.1%	$ 5,434	4.0%
New Order Sales	37,924	21.0%	50,595	26.9%	(12,671)	-25.0%

Total Net Sales	$ 180,732	100.0%	$ 187,969	100.0%	$ (7,237)	-3.9%

Internet Sales	$ 128,563	71.1%	$ 127,564	67.9%	$ 999	0.8%
Contact Center Sales	52,169	28.9%	60,405	32.1%	(8,236)	-13.6%

Total Net Sales	$ 180,732	100.0%	$ 187,969	100.0%	$ (7,237)	-3.9%

Sales may be adversely affected in fiscal 2011 due to increased retail and online competition and the lack of television remnant space availability at affordable prices. Television advertising has been the Company’s predominant marketing method for several years.  Historically, there has been a direct correlation between the amount of television advertising done by the Company and its sales.  Sales may also be affected by consumers giving more consideration to price and trading down to less expensive retail brands, which we may not carry.  In response to these trends, the Company intends to implement a more aggressive pricing strategy combined with increased advertising while continuing to expand our product offerings into pet supplies. This more aggressive pricing strategy could result in a decrease to gross profit margins; however no guarantees can be made that the Company’s efforts will be successful, or that sales will grow in the future.

The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm, and flea and tick medications.  For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2010, the Company’s sales were approximately 33%, 26%, 20%, and 21%, respectively.

Cost of sales

Cost of sales decreased by approximately $1.3 million, or 4.5%, to approximately $28.2 million for the quarter ended December 31, 2010, from approximately $29.5 million for the quarter ended December 31, 2009.  For the nine months ended December 31, 2010, cost of sales decreased by approximately $1.9 million, or 1.7%, to approximately $114.3 million compared to $116.2 million for the same period in the prior year.  The decrease in cost of sales is directly related to the decrease in sales for the three and nine months ended December 31, 2010.  As a percent of sales, the cost of sales was 62.5% and 61.1% for the three months ended December 31, 2010 and 2009, and 63.2% and 61.8% for the nine months ended December 31, 2010 and 2009, respectively. The percentage increase can be mainly attributed to more aggressive sales promotions and increases in our product costs.

Gross profit

Gross profit decreased by approximately $1.9 million, or 10.1%, to approximately $16.9 million for the quarter ended December 31, 2010, from approximately $18.8 million for the quarter ended December 31, 2009.  For the nine months ended December 31, 2010, gross profit decreased by approximately $5.3 million, or 7.4%, to approximately $66.5 million compared to $71.8 million for the same period in the prior year.  Gross profit as a percentage of sales was 37.5% and 38.9% for the three months ended December 31, 2010 and 2009, and 36.8% and 38.2% for the nine months ended December 31, 2010 and 2009, respectively. The percentage decrease can be mainly attributed to more aggressive sales promotions and increases in our product costs.

General and administrative expenses

General and administrative expenses increased by approximately $167,000, or 3.4%, to approximately $5.1 million for the quarter ended December 31, 2010, from approximately $4.9 million for the quarter ended December 31, 2009.  For the nine months ended December 31, 2010, general and administrative expenses decreased by approximately $182,000, or 1.1%, to approximately $17.0 million compared to general and administrative expenses of approximately $17.2 million for the nine months ended December 31, 2009.  The increase in general and administrative expenses for the three months ended December 31, 2010 was primarily due to the following: a $186,000 increase in professional fees, which includes legal, investor relations, and pharmacy fees; a $22,000 increase in property expenses due to increases in monthly maintenance; a $21,000 increase to payroll expenses due to an increase in stock compensation; and a $34,000 net increase in other expenses, which includes bad debt expense and bank service fees.  Offsetting the increase was a $43,000 decrease to insurance expense, due to a reduction in premiums, a $28,000 decrease to office expenses, and a $25,000 net decrease in other expenses, including telephone expense, licenses and fees, and travel expenses.

The decrease in general and administrative expenses for the nine months ended December 31, 2010 was primarily due to the following: a $137,000 decrease in insurance expenses, due to a reduction in insurance premiums; a $93,000 decrease to payroll expenses related to a reduction of employees in the customer care, pharmacy, and warehouse departments, offset by an increase in stock compensation; a $43,000 decrease in credit card and bank service fees which is directly attributable to the decrease in sales for the period; a $23,000 decrease to office expenses; and a $41,000 net decrease in other expenses, including travel expense, telephone expenses, and licenses and fees.  Offsetting the decrease was a $155,000 increase in professional fees, which includes legal, investor relations, and pharmacy fees.

Advertising expenses

Advertising expenses decreased by approximately $733,000, or 14.2%, to approximately $4.4 million for the quarter ended December 31, 2010, from approximately $5.2 million for the quarter ended December 31, 2009.  For the nine months ended December 31, 2010, advertising expenses decreased by approximately $942,000, or 4.1%, to approximately $21.9 million compared to advertising expenses of approximately $22.8 million for the nine months ended December 31, 2009.  The decrease in advertising expenses for the three and nine months ended December 31, 2010 can be attributed to a reduction in television remnant space inventory at prices the Company is willing to pay.  The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, increased to $40 for the quarter ended December 31, 2010, compared to $34 for the quarter ended December 31, 2009, and $42 for the nine months ended December 31, 2010 compared to $33 for the nine months ended December 31, 2009.  Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, increased advertising spending, and price competition.

Historically, the advertising environment fluctuates due to supply and demand.  A more favorable advertising environment may positively impact future new order sales, whereas a less favorable advertising environment may negatively impact future new order sales.  As a percentage of sales, advertising expense was 9.8% and 10.7% for the quarters ended December 31, 2010 and 2009, respectively, and 12.1% for both the nine months ended December 30, 2010 and 2009.  The decrease in advertising expense as a percentage of total sales for the quarter ended December 31, 2010 can be attributed to decreased sales and increased new customer acquisition costs due to a reduction in response rates, as a result of increased competition and softer demand.  The Company currently anticipates advertising as a percentage of sales to range from approximately 12.0% to 12.5% for Fiscal 2011.  However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.  For the fiscal year ended March 31, 2010, quarterly advertising expenses as a percentage of sales ranged between 10% and 13%.

Depreciation and amortization expenses

Depreciation and amortization expenses increased by approximately $21,000, or 6.3%, to approximately $358,000 for the quarter ended December 31, 2010, from approximately $337,000 for the quarter ended December 31, 2009.  Depreciation and amortization expenses increased by approximately $41,000, or 4.2%, to approximately $1.0 million for the nine months ended December 31, 2010, from approximately $982,000 for the nine months ended December 31, 2009.

Other income (expense)

Other income (expense) decreased by approximately $93,000, to an expense balance of approximately $46,000 for the quarter ended December 31, 2010 from an income balance of approximately $47,000 for the quarter ended December 31, 2009.  Other income (expense) decreased by approximately $16,000, to approximately $153,000 for the nine months ended December 31, 2010 from approximately $169,000 for the nine months ended December 31, 2009.  The decrease to other income (expense) for the quarter and the nine months ended December 31, 2010 can be attributed to the recognition of a federal tax penalty, which was partially offset by increased interest income.  Interest income may decrease in the future as the Company utilizes its cash balances on its share repurchase plan, with approximately $24.7 million remaining as of December 31, 2010, on any quarterly dividend payment, or on its operating activities.

Provision for income taxes

For the quarters ended December 31, 2010 and 2009, the Company recorded an income tax provision for approximately $2.5 million and $2.8 million, respectively.  The effective tax rate for the quarters ended December 31, 2010 and 2009 was 35.2% and 33.7%, respectively.  For the nine months ended December 31, 2010 and 2009, the Company recorded an income tax provision for approximately $10.0 million and $11.1 million, respectively.  The effective tax rate for the nine months ended December 31, 2010 and 2009 was 37.4% and 35.7%, respectively.  The effective tax rate increase for the three and nine months ended December 31, 2010 was attributed to a one-time $258,000 tax benefit related to an income tax over-accrual, which was recognized in the quarter ended December 31, 2009, and due to a one-time $280,000 tax adjustment to reconcile the remaining net operating loss carryforward in the first quarter of fiscal 2011.

Liquidity and Capital Resources

The Company’s working capital at December 31, 2010 and March 31, 2010 was $86.1 million and $79.4 million, respectively.  The $6.7 million increase in working capital was primarily attributable to cash flow generated from operations.  Net cash provided by operating activities was $31.5 million and $28.9 million for the nine months ended December 31, 2010 and 2009, respectively.  Net cash used in investing activities was $10.6 million for the nine months ended December 31, 2010, compared to net cash provided by investing activities of $1.3 million for the nine months ended December 31, 2009.  This change can be attributed to an increase in the Company’s short term investments during the nine months ended December 31, 2010.  Net cash used in financing activities was $12.8 million and $3.7 million for the nine months ended December 31, 2010 and 2009, respectively.  This change was primarily due to the Company paying approximately $7.9 million in dividends for the nine months ended December 31, 2010, and purchasing 326,000 shares of its common stock for approximately $5.2 million during the nine months of fiscal 2011, compared to the Company paying approximately $4.5 million in dividends and not purchasing any shares of its common stock during the first nine months of fiscal 2010.

During the quarter the Board of Directors approved a third share repurchase program of up to $20.0 million, effective immediately.  This program is intended to be implemented through purchases made from time to time, in either the open market or through private transactions at the Company’s discretion, subject to market conditions and other factors, in accordance with Securities and Exchange Commission requirements.  As of December 31, 2010 the Company had approximately $24.7 million remaining under the Company’s share repurchase plan.  On January 31, 2011 our Board of Directors declared a $0.125 per share dividend.  The Board established a February 11, 2011 record date and a February 25, 2011 payment date.  Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan, on quarterly dividends, or on its operating activities.

The Company had $12.5 million, at par, invested in ARS which were classified as long term investments in our financial statements as of December 31, 2010.  Our ARS investments are not mortgage-backed based but are municipal-based and the securities underlying the ARS are currently rated AAA, the highest rating available by a rating agency.  Our ARS consist of closed-end fund preferred ARS, whose interest rates are reset, typically every seven to twenty-eight days. In fiscal 2011, the fair value of investments was based upon a valuation assessment by an outside third party, conducted in October 2011.  As of December 31, 2010, the Company held $12.5 million in ARS, at par, which were classified as long term investments.  The Company recorded an unrealized impairment loss of $119,000, as of the quarter ended December 31, 2010, within accumulated other comprehensive loss, based upon an assessment of the fair value of these ARS.  The $119,000 impairment was recorded as temporary due to the fact that the Company has both the ability and intent to hold these securities until anticipated recovery or maturity.  However, it could take until the final maturity or issuer refinancing of the underlying debt for us to realize the recorded value of our investments in these securities.  If the issuers of our ARS are unable to successfully close future auctions or redeem or refinance the securities and their credit ratings deteriorate, we may in the future be required to record an additional impairment charge on these investments, or may need to sell these securities on a secondary market.  Although we believe we will be able to liquidate our investments in these securities without any significant loss, the timing and financial impact of such an outcome is uncertain.  Based on our expected cash expenditures, our cash and cash equivalents balance, and other potential sources of cash, we do not anticipate that the potential lack of liquidity of these investments in the near term will adversely affect our ability to execute our current business plan.

As of December 31, 2010 the Company had no outstanding lease commitments except for the lease for its 65,300 square foot facility.  We are not currently bound by any long or short term agreements for the purchase or lease of capital expenditures.  Any amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any increase in our business.  To date, we have paid for all needed additions to our capital equipment infrastructure from our working capital funds and anticipate this being the case in the future. Presently, we have approximately $350,000 forecasted for capital expenditures for the remainder of fiscal 2011, which will be funded through cash from operations.  The Company’s source of working capital includes cash from operations and the exercise of stock options.  The Company presently has no need for alternative sources of working capital, and has no commitments or plans to obtain additional capital.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of December 31, 2010.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices.  Our financial instruments include cash and cash equivalents, short and long term investments, accounts receivable, and accounts payable.  The book values of cash equivalents, short and long term investments, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments.  Interest rates affect our return on excess cash and investments.  As of December 31, 2010, we had $61.3 million in cash and cash equivalents, $10.1 million in short term investments and $12.4 million in long term investments.  A majority of our cash and cash equivalents and investments generate interest income based on prevailing interest rates.

A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments.  It would also impact the market value of our investments.  Our investments are subject to market risk, primarily interest rate and credit risk.  Our investments are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors.  Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our investments to high-quality debt instruments with both short and long term maturities.  We do not hold any derivative financial instruments that could expose us to significant market risk.  At December 31, 2010, we had no debt obligations.

ITEM 4.

CONTROLS AND PROCEDURES.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended December 31, 2010, the end of the period covered by this report (the "Evaluation Date").  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective such that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act: (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  There have been no significant changes made in our internal controls over financial reporting or in other factors that could significantly affect, or are reasonably likely to materially affect, our internal controls over financial reporting during the period covered by this report.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not make any sales of unregistered securities during the third quarter of fiscal 2011.

Issuer Purchases of Equity Securities

This table provides information with respect to purchases by the Company of shares of its common stock during the three months ended December 31, 2010:

Month / Year	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program

October 2010 (October 1, 2010 to October 31, 2010)	-	$ -	-	$ 5,738,307

November 2010 (November 1, 2010 to November 30, 2010)	-	$ -	-	$ 25,738,307

December 2010 (December 1, 2010 to December 31, 2010)	66,200	$ 15.27	66,200	$ 24,727,225

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS

The following exhibits are filed as part of this report.

31.1

Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2010, Commission File No. 000-28827).

31.2

Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2010, Commission File No. 000-28827).

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2010, Commission File No. 000-28827).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.
(The “Registrant”)

Date: January 31, 2011

By:	/s/ Menderes Akdag
Menderes Akdag Chief Executive Officer and President (principal executive officer)

By:	/s/ Bruce S. Rosenbloom
Bruce S. Rosenbloom Chief Financial Officer (principal financial and accounting officer)

_________________________________________________________________________

_________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

PETMED EXPRESS, INC

_______________________

FORM 10-Q

FOR THE QUARTER ENDED:

DECEMBER 31, 2010

_______________________

EXHIBITS

_______________________

_________________________________________________________________________

_________________________________________________________________________

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