Form 10-K
period 2011-03-31
PETMED EXPRESS INC
filed 2011-05-31
CIK 1040130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of September 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $387.0 million based on the closing sales price of the registrant’s Common Stock on that date, as reported on the NASDAQ Global Select Market.

The number of shares of the registrant’s Common Stock outstanding as of May 27, 2011 was 21,636,065.

DOCUMENTS INCORPORATED BY REFERENCE

Information to be set forth in our Proxy Statement relating to our 2011 Annual Meeting of Stockholders to be held on July 29, 2011 is incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this report.

PETMED EXPRESS, INC.

2011 Annual Report on Form 10-K

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

ITEM 1.

BUSINESS

General

PetMed Express, Inc. and subsidiaries, d/b/a 1-800-PetMeds, is a leading nationwide pet pharmacy.  The Company markets prescription and non-prescription pet medications, and other health products for dogs and cats, direct to the consumer.  The Company offers consumers an attractive alternative for obtaining pet medications in terms of convenience, price, and speed of delivery.

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

Our Products

We offer a broad selection of products for dogs and cats.  Our current product line contains approximately 1200 SKUS.  These products include a majority of the well-known brands of medication, such as Frontline Plus®, K9 Advantix® II, Advantage® II, Heartgard Plus®, Sentinel®, Interceptor®, Program®, Revolution®, Deramaxx®, and Rimadyl®.  Generally, our prices are competitive with the prices for medications charged by veterinarians and retailers.  In March 2010, the Company started offering for sale additional pet supplies on our website, which are drop shipped to our customers by third parties.  These pet supplies include: beds, crates, stairs, strollers, and other popular pet supplies.

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

Sales

The following table provides a breakdown of the percentage of our total sales by each category during the indicated periods:

	Year Ended March 31,
	2011	2010	2009

Non-prescription medications	61%	64%	68%
Prescription medications	38%	35%	31%
Shipping and handling charges and other	1%	1%	1%
Total	100%	100%	100%

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

Internet

We seek to combine our product selection and pet health information with the shopping ease of the Internet to deliver a convenient and personalized shopping experience.  Our website offers health and nutritional product selections for dogs and cats, and relevant editorial and easily obtainable or retrievable resource information.  From our home page, customers can search our website for products and access resources on a variety of information on dogs and cats.  Customers can shop at our website by category, product line, individual product, or symptom.  We attracted approximately 16.0 million visitors to our website during fiscal 2011, approximately 14% of those visitors placed an order, and our website generated approximately 71% of our total sales for the same time period.

In February 2006, we began sponsorship of a website called "PetHealth101" which is located at www.PetHealth101.com.  In PetHealth101, pet owners have access to health information covering pets’ behavior and illnesses, and natural and pharmaceutical remedies specifically for a pet’s problems. PetHealth101 is periodically updated with the latest research for pet owners.  In fiscal 2012, the PerHealth101 content will be incorporated into our main website.

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

Our Customers

Approximately 2.6 million customers have purchased from us within the last two years.  We attracted approximately 645,000 and 815,000 new customers in fiscal 2011 and 2010, respectively.  Our customers are located throughout the United States, with approximately 50% of customers residing in California, Florida, Texas, New York, Pennsylvania, Virginia, North Carolina, and Georgia.  Our primary focus has been on retail customers and the average purchase was approximately $79 for fiscal 2011 compared to $80 for fiscal 2010.

Marketing

The goal of our marketing strategy is to build brand recognition, increase customer traffic, add new customers, build strong customer loyalty, maximize reorders, and develop incremental revenue opportunities.  We have an integrated marketing campaign that includes television advertising, online marketing, direct mail/print and e-mail.

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

Online Marketing

We supplement our traditional advertising with online advertising and marketing efforts.  We make our brand available to Internet consumers by purchasing targeted keywords and achieving prominent placement on the top search engines and search engine networks, including Google, Bing™, and Yahoo®.  We utilize Internet banner advertisements and we are also members of the LinkShare Network, which is an affiliate program with merchant clients and affiliate websites.

Direct Mail/Print and E-mail

We use direct mail/print and e-mail to acquire new customers and to remind our existing customers to reorder.

Operations

Order Processing

We provide our customers with toll-free telephone access to our customer care representatives.  Our call center generally operates from 8:00 AM to 11:00 PM, Monday through Thursday, 8:00 AM to 9:00 PM on Friday, 9:00 AM to 6:00 PM on Saturday, and 10:00 AM to 5:00 PM on Sunday, Eastern Time.  The process of customers purchasing products from 1-800-PetMeds consists of a few simple steps.  A customer first places a call to our toll-free telephone number or visits our website.  The following information is needed to process prescription orders: pet information, prescription information, and the veterinarian’s name and phone number.  This information is entered into our computer system.  Then our pharmacists and pharmacy technicians verify all prescriptions.  The order process system checks for the verification for prescription medication orders and a valid payment method for all orders.  An invoice is generated and printed in our fulfillment center, where items are picked, and then shipped via United States Postal Service, Federal Express, or UPS.  Our customers enjoy the convenience of rapid home delivery, with approximately 78% of all orders being shipped within 24 hours of ordering.  Our website allows customers to easily browse and purchase all of our products online.  Our website is designed to be fast, secure, and easy to use with order and shipping confirmations, and with online order tracking capabilities.

Customer Care and Support

We believe that a high level of customer care and support is critical in retaining and expanding our customer base.  Customer care representatives participate in ongoing training programs under the supervision of our training managers.  These training sessions include a variety of topics such as product knowledge, computer usage, customer service tips, and the relationship between our Company and veterinarians.  Our customer care representatives respond to customers’ e-mails and calls that are related to products, order status, prices, and shipping.  Our customer care representatives also respond to customers through our live web chat.  We believe our customer care representatives are a valuable source of feedback regarding customer satisfaction.  Our customer returns and credits averaged approximately 1.4% of total sales for fiscal 2011.

Warehousing and Shipping

We inventory our products and fill most customer orders from our corporate headquarters in Pompano Beach, Florida.  We have an in-house fulfillment and distribution operation, which is used to manage the entire supply chain, beginning with the placement of the order, continuing through order processing, and then fulfilling and shipping of the product to the customer.  We offer a variety of shipping options, including next day delivery.  We ship to anywhere in the United States served by the United States Postal Service, Federal Express, and UPS.  Priority orders are expedited in our fulfillment process.  Our goal is to ship the products the same day that the order is received.  For prescription medications, our goal is to ship the product immediately after the prescription has been authorized by the customer’s veterinarian.

Purchasing

We purchase our products from a variety of sources, including certain manufacturers, domestic distributors, and wholesalers.  There were seven suppliers from whom we purchased approximately 50% of all products in fiscal 2011.  We purchase the majority of our health and nutritional supplements directly from manufacturers.  We believe having strong relationships with product manufacturers will ensure the availability of an adequate volume of products ordered by our customers, and will enable us to provide more and better product information.  Historically, substantially all the major manufacturers of prescription and non-prescription medications have declined to sell these products to direct marketing companies, such as our Company.  (See Risk Factors.)  Part of our growth strategy includes developing direct relationships with the leading pharmaceutical manufacturers of the more popular prescription and non-prescription medications.  In March 2010 Bayer started making their products available directly to pet specialty retailers and internet sites, including our Company.

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

Competition

The pet medications market is competitive and highly fragmented.  Our competitors consist of veterinarians, online and traditional retailers.  We believe that the following are the principal competitive factors in our market:

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

According to the American Pet Products Manufacturers Association, pet spending in the United States increased 6.2% to $48.3 billion in 2010.  Pet supplies and medications represented $10.9 billion, or 23% of the total spending on pets in the United States.  The pet medication market that we participate in is estimated to be approximately $3.8 billion, with veterinarians having the majority of the market share.  The dog and cat population is approximately 165 million, with approximately 62% of all households owning a pet.

We believe that the following are the main competitive strengths that differentiate 1-800-PetMeds from the competition:

•

Channel leader, in an estimated $3.8 billion industry;

•

“1-800-PetMeds” brand name;

•

Licensed pharmacy to conduct business in 50 states, and awarded Vet-VIPPSCM (Veterinary-Verified Internet Pharmacy Practice Site) accreditation by the National Association of Boards of Pharmacy®;

•

Exceptional customer care and support

Intellectual Property

We conduct our business under the trade name “1-800-PetMeds” and use a family of names all containing the term “PetMeds” or “PetMed” in some form.   We believe this trade name, which is also our toll-free telephone number, and the “PetMeds” family of trademarks, have added significant value and are an important factor in the marketing of our products. We have also obtained the right to use and control the Internet addresses www.1800petmeds.com, www.1888petmeds.com, www.petmedexpress.com, www.petmed.com, and www.petmeds.com.   We do not expect to lose the ability to use the Internet addresses; however, there can be no assurance in this regard and the loss of these addresses may have a material adverse effect on our financial position and results of operations.  We are the exclusive owners of United States Trademark Registrations for “PetMed Express and Design®,” “1888PetMeds and Design®,” “1-800-PetMeds and Design®,” 1-800-PetMeds®,” and “PetMeds®.”

Government Regulation

Dispensing prescription medications is governed at the state level by the Board of Pharmacy, or similar regulatory agencies, of each state where prescription medications are dispensed.  We are subject to regulation by the State of Florida and are licensed as a community pharmacy by the Florida Board of Pharmacy.  Our current license is valid until February 28, 2013, and prior to that date a renewal application will be submitted to the Board of Pharmacy.  Our pharmacy practice is also licensed and/or regulated by 49 other state pharmacy boards and, with respect to our products, by other regulatory authorities including, but not necessarily limited to, the United States Food and Drug Administration (“FDA”) and the United States Environmental Protection Agency.  As a licensed pharmacy in the State of Florida, we are subject to the Florida Pharmacy Act and regulations promulgated thereunder.  To the extent that we are unable to maintain our license as a community pharmacy with the Florida Board of Pharmacy, or if we do not maintain the licenses granted by other state pharmacy boards, or if we become subject to actions by the FDA, or other enforcement regulators, our distribution of prescription medications to pet owners could cease, which could have a material adverse effect on our financial condition and results of operations.

Employees

We currently have 204 full time employees, including: 118 in customer care and marketing; 34 in fulfillment and purchasing; 38 in our pharmacy; 4 in information technology; 3 in administrative positions; and 7 in management.  None of our employees are represented by a labor union, or governed by any collective bargaining agreements.  We consider relations with our employees to be satisfactory.

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

You may also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 or on the Internet at www.sec.gov.  The Company’s Code of Business Conduct and Ethics and the charters for each of our committees of the Board of Directors may be found in our 2004 Proxy which was filed on June 30, 2004.  You may also obtain a copy of our Code of Business Conduct and Ethics and the charters for each of our committees of the Board of Directors free of charge by contacting Investor Relations at 1-800-738-6337.

ITEM 1A.

RISK FACTORS

You should carefully consider the risks and uncertainties described below, and all the other information included in this Annual Report on Form 10-K before you decide to invest in our common stock.  Any of the following risks could materially adversely affect our business, financial condition, or operating results and could result in a loss of your investment.

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

Our current product line contains approximately 1200 SKUs.  A significant portion of our sales is attributable to products representing approximately 90 SKUs, including the most popular flea and tick, and heartworm preventative brands.  We need to properly manage our inventory to provide an adequate supply of these products and avoid excessive inventory of the products representing the balance of the SKUs.  We generally place orders for products with our suppliers based upon our internal estimates of the amounts of inventory we will need to fill future orders.  These estimates may be significantly different from the actual orders we receive.

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

Since we began our operations some veterinarians have resisted providing our customers with a copy of their pet’s prescription or authorizing the prescription to our pharmacy staff, thereby effectively preventing us from filling such prescriptions under state law.  We have also been informed by customers and consumers that veterinarians have tried to discourage pet owners from purchasing from internet mail-order pharmacies.  Sales of prescription medications represented approximately 38% of our sales for the fiscal year.  Although veterinarians in some states are required by law to provide a pet owner with a prescription if medically appropriate, if the number of veterinarians who refuse to authorize prescriptions should increase, or if veterinarians are successful in discouraging pet owners from purchasing from internet mail-order pharmacies, our sales could decrease and our financial condition and results of operations may be materially adversely affected.

Significant portions of our sales are made to residents of eight states.  If we should lose our pharmacy license in one or more of these states, our financial condition and results of operations would be materially adversely affected.

While we ship pet medications to customers in all 50 states, approximately 50% of our sales for the fiscal year ended March 31, 2011 were made to customers located in the states of California, Florida, Texas, New York, Pennsylvania, Virginia, North Carolina, and Georgia.   If for any reason our license to operate a pharmacy in one or more of those states should be suspended or revoked, or if it is not granted or renewed, our ability to sell prescription medications to residents of those states would cease and our financial condition and results of operations in future periods would be materially adversely affected.

We face significant competition from veterinarians and online and traditional retailers and may not be able to compete profitably with them.

We compete directly and indirectly with veterinarians for the sale of pet medications and other health products.  Veterinarians hold a competitive advantage over us because many pet owners may find it more convenient or preferable to purchase these products directly from their veterinarians at the time of an office visit.  We also compete directly and indirectly with both online and traditional retailers.  Both online and traditional retailers may hold a competitive advantage over us because of longer operating histories, established brand names, greater resources, and/or an established customer base.  Online retailers may have a competitive advantage over us because of established affiliate relationships to drive traffic to their website.  Traditional retailers may hold a competitive advantage over us because pet owners may prefer to purchase these products from a store instead of online or through catalog or telephone methods.  In order to effectively compete in the future, we may be required to offer promotions and other incentives, which may result in lower operating margins and adversely affect the results of operations.

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

Our headquarters and distribution center are located in two buildings in one location in South Florida, and most of our shipments of products to our customers are made from this sole distribution center.  We have no present plans to establish any additional distribution centers or offices.  Because we consolidate our operations in one location, we are more susceptible to power and equipment failures, and business interruptions in the event of fires, floods, and other natural disasters than if we had additional locations.  Furthermore, because we are located in South Florida, which is a hurricane-sensitive area, we are particularly susceptible to the risk of damage to, or total destruction of, our headquarters and distribution center and surrounding transportation infrastructure caused by a hurricane.  We cannot assure you that we are adequately insured to cover the amount of any losses relating to any of these potential events, business interruptions resulting from damage to or destruction of our headquarters and distribution center, or power and equipment failures relating to our call center or websites, or interruptions or disruptions to major transportation infrastructure, or other events that do not occur on our premises.  The occurrence of one or more of these events could adversely impact our ability to generate revenues in future periods.

Our operating results are difficult to predict and may fluctuate, and a portion of our sales are seasonal.

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

•

Price competition;

•

New products introduced to the market, including generics.

•

Increases in the cost of advertising;

•

The amount and timing of operating costs and capital expenditures relating to expansion of our product line or operations; and

•

Disruption of our toll-free telephone service, technical difficulties, or systems and Internet outages or slowdowns.

Because our operating results are difficult to predict, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.  The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm, and flea and tick medications.  For the quarters ended June 30, 2010, September 30, 2010, December 31, 2010, and March 31, 2011, Company sales were 32%, 26%, 20%, and 22%, respectively.  In addition to the seasonality of our sales, our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are out of our control.  Any change in one or more of these factors could materially adversely affect our financial condition and results of operations in future periods.

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

Our charter permits our Board of Directors to issue up to 5.0 million shares of preferred stock without stockholder approval.  Currently there are 2,500 shares of our Convertible Preferred Stock issued and outstanding.  This leaves a little less than 5.0 million shares of preferred stock available for issuance at the discretion of our Board of Directors.  These shares, if issued, could contain dividend, liquidation, conversion, voting, or other rights which could adversely affect the rights of our common stockholders and which could also be utilized, under some circumstances, as a method of discouraging, delaying, or preventing a change in control.  Provisions of our articles of incorporation, bylaws and Florida law could make it more difficult for a third party to acquire us, even if many of our stockholders believe it is in their best interest.

Our investments in auction rate securities are subject to risks which may adversely affect our liquidity.

The Company has $12.5 million (par) invested in auction rate securities (“ARS”) which were classified as long term investments in our financial statements as of March 31, 2011.  Our ARS investments are not mortgage-backed based but are municipal-based and the securities underlying the ARS are currently rated AAA, the highest rating available by a rating agency.  Our ARS consist of closed-end fund preferred ARS, whose interest rates are reset, typically every seven to twenty-eight days.  Liquidity for our ARS historically has been provided by an auction process which has allowed us the opportunity to sell the securities at each auction date, and for those securities not sold, resets the applicable interest rate every seven or twenty-eight days.  Although auctions had been successful prior to February 2008, auctions for our ARS have failed, which therefore has eliminated our ability to sell these securities through the standard auction process. Currently there is no liquid market for these securities. There is no assurance that future auctions in our ARS will succeed.  An auction failure means that the parties wishing to sell their securities cannot be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate which may or may not correspond to market rates for other types of similar short-term instruments. Our securities for which auctions have failed will continue to accrue interest at the contractual rate and be subject to the auction process every seven or twenty-eight days until the auction succeeds, the issuer redeems the securities, or the security matures. As a result, our ability to liquidate our investment in these securities and use the cash proceeds in the near term may be limited.

As of March 31, 2011, the Company held $12.5 million in ARS, at par, which were classified as long term investments and the Company recorded an unrealized impairment loss of approximately $2,000 for the year then ended.  As of March 31, 2011, cumulative losses of $110,000 were recognized within the accumulated other comprehensive loss account, based upon an assessment by the outside third party appraisal firm.  The $110,000 impairment was recorded as temporary due to the fact that the Company has both the ability and intent to hold these securities until anticipated recovery or maturity.  However, it could take until the final maturity or issuer refinancing of the underlying debt for us to realize the recorded value of our investments in these securities.  If the issuers of our ARS are unable to successfully close future auctions or redeem or refinance the securities and their credit ratings deteriorate, we may in the future be required to record an additional impairment charge on these investments, or may need to sell these securities on a secondary market.  Although we believe we will be able to liquidate our investments in these securities without any significant loss, the timing and financial impact of such an outcome is uncertain.  Based on our expected cash expenditures, our cash and cash equivalents balance, and other potential sources of cash, we do not anticipate that the potential lack of liquidity of these investments in the near term will adversely affect our ability to execute our current business plan.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None

ITEM 2.

PROPERTIES

Our facilities, including our principal executive offices, are located at 1441 S.W. 29th Avenue and 2900 Gateway Drive, Pompano Beach, Florida 33069.  The Company leases its 65,300 square foot executive offices, warehouse facility, customer service and pharmacy contact centers under a non-cancelable operating lease, through May 31, 2015.  The Company is responsible for certain maintenance costs, taxes, and insurance under this lease.  The future minimum annual lease payments are as follows: $745,000 for fiscal 2012, $767,000 for fiscal 2013, $784,000 for fiscal 2014, $794,000 for fiscal 2015, and $133,000 for fiscal 2016, a lease payment total of $3.2 million.  Rent expense was $724,000, $703,000, and $641,000 for the years ended March 31, 2011, 2010 and 2009, respectively.

ITEM 3.

LEGAL PROCEEDINGS

In October 2009, the Company was notified that it was named as a defendant in a multi-defendant lawsuit, filed in the United States District Court for the Eastern District of Texas, Marshall Division, seeking declaratory, injunctive, and monetary relief styled Charles E. Hill & Associates, Inc. v. ABT Electronics, Inc., et al, Cause No. 2:09-CV-313.  The lawsuit alleges that the Company is infringing on patents related to electronic catalog systems.  From the outset, the vendor that provides the Company with the Internet software had been defending and indemnifying the Company.  However, effective February 15, 2011, the company that acquired this vendor declined to provide any further indemnification of the Company.  The Company is continuing to defend itself, and at this stage, it is difficult to assess any possible outcome or estimate any potential loss in the event of an adverse outcome.

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

(REMOVED AND RESERVED)

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $.001 per share, began trading publicly in 1997.  Our common stock is currently traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “PETS.”  The prices set forth below reflect the range of high and low closing sale prices per share in each of the quarters of fiscal 2011 and 2010 as reported by the NASDAQ.

Fiscal 2011:	High	Low
First Quarter	$24.50	$17.34
Second Quarter	$18.45	$15.45
Third Quarter	$18.80	$15.21
Fourth Quarter	$17.89	$14.39

Fiscal 2010:	High	Low
First Quarter	$17.55	$14.19
Second Quarter	$19.26	$14.37
Third Quarter	$19.74	$15.53
Fourth Quarter	$23.30	$17.82

There were 94 holders of record of our common stock at May 27, 2011, and we estimate there were approximately 13,000 beneficial stockholders on that date.

Dividend Policy

On August 3, 2009, the Company’s Board of Directors declared its first quarterly dividend of $0.10 per share on its common stock, and on August 2, 2010, the Company’s Board of Directors increased the quarterly dividend to $0.125 per share. The Company intends to continue to pay regular quarterly dividends; however the declaration and payment of future dividends is discretionary and will be subject to a determination by the Board of Directors each quarter following its review of the Company’s financial performance.

During fiscal 2011, our Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount (In thousands)	Payment Date

May 3, 2010	$0.100	May 14, 2010	$ 2,299	May 28, 2010
August 2, 2010	$0.125	August 13, 2010	$ 2,864	August 27, 2010
November 1, 2010	$0.125	November 12, 2010	$ 2,848	November 26, 2010
January 31, 2011	$0.125	February 11, 2011	$ 2,811	February 25, 2011

On May 6, 2011, the Company’s Board of Directors declared a quarterly dividend of $0.125 per share on its common stock.  The $2.8 million dividend was paid on May 27, 2011, to shareholders of record at the close of business on May 16, 2011.

Share Repurchase Plan

On November 8, 2006, the Company's Board of Directors approved a share repurchase plan of up to $20.0 million.  On October 31, 2008 and November 1, 2010, the Company’s Board of Directors approved a second and third share repurchase plan, respectively, for an additional $20.0 million.  The repurchase plan is intended to be implemented through purchases made from time to time in either the open market or through private transactions at the Company's discretion, subject to market conditions and other factors, in accordance with Securities and Exchange Commission requirements.  There can be no assurances as to the precise number of shares that will be repurchased under the share repurchase plan, and the Company may discontinue the share repurchase plan at any time subject to compliance with applicable regulatory requirements.  Shares purchased pursuant to the share repurchase plan will either be cancelled or held in the Company's treasury.

During fiscal 2011 the Company repurchased approximately 791,000 shares of the Company’s outstanding common stock for approximately $12.2 million, averaging approximately $15.47 per share.  During fiscal 2010 the Company did not repurchase any of its own shares.  As of March 31, 2011, the Company had approximately $17.7 million remaining under the Company’s share repurchase plan.  All shares repurchased in fiscal 2011 were subsequently retired.  Subsequent to March 31, 2011, the Company repurchased approximately 695,000 of its own shares for approximately $9.0 million.  Since the inception of the share repurchase plan, approximately 3.8 million shares have been repurchased under the plan for approximately $51.3 million, averaging approximately $13.56 per share, with approximately $8.7 million remains available for repurchase, as of May 27, 2011.

Performance Graph

Set forth below is a graph comparing the five year cumulative performance of our Common Stock with the Standard & Poor’s Composite-500 Stock Index (the “S&P 500”), the Nasdaq Composite, and the Russell 2000, from March 31, 2006 to March 31, 2011.  The graph assumes that $100 was invested on March 31, 2006 in each of our Common Stock, the S&P 500, the Nasdaq Composite, and the Russell 2000 and that all dividends were reinvested.  The performance graph and related information below shall not be deemed “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Performance graph data:

	Fiscal Year Ended March 31,
	2006	2007	2008	2009	2010	2011
Nasdaq Composite	100.00	103.50	97.41	65.33	102.49	118.86
S&P 500	100.00	109.73	102.15	61.62	90.31	102.39
Russell 2000	100.00	104.65	89.91	55.25	88.69	110.25
PetMed Express, Inc.	100.00	66.69	62.41	92.74	124.76	89.25

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2006 Employee Equity Compensation Restricted Stock Plan and 2006 Outside Director Equity Compensation Restricted Stock Plan as of March 31, 2011:

EQUITY COMPENSATION PLAN INFORMATION
(In thousands, except for per share amounts)
	Number of securities		Number of securities
	to be issued upon	Weighted average	remaining available
	exercise of outstanding	exercise price of	for future issuance
	options, warrants	outstanding options,	under equity
Plan category	and rights	warrants and rights	compensation plans

2006 Employee Restricted Stock Plan	481	-	519

2006 Director Restricted Stock Plan	122	-	78

Total	603		597

ITEM 6.

SELECTED FINANCIAL DATA

The following selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and notes thereto, and other financial information included elsewhere in this Annual Report on Form 10-K.  The Consolidated Statements of Income data set forth below for the fiscal years ended March 31, 2011, 2010, and 2009 and the Consolidated Balance Sheet data as of March 31, 2011 and 2010 have been derived from our audited Consolidated Financial Statements which are included elsewhere in this Annual Report on Form 10-K.  The Consolidated Statements of Income data set forth below for the fiscal years ended March 31, 2008 and 2007 and the Consolidated Balance Sheet data as of March 31, 2009, 2008 and 2007 have been derived from our audited Consolidated Financial Statements which are not included in this Annual Report on Form 10-K.

CONSOLIDATED STATEMENTS OF INCOME DATA
(In thousands, except for per share amounts)
	Fiscal Year Ended March 31,
	2011	2010	2009	2008	2007

Sales	$ 231,642	$ 238,266	$ 219,412	$ 188,336	$ 162,246
Cost of sales	147,686	146,405	134,085	114,122	97,680
Gross profit	83,956	91,861	85,328	74,214	64,566
Operating expenses	50,932	51,319	51,127	46,218	43,066
Net income	20,871	26,002	22,976	20,022	14,444
Net income per common share:
Basic	0.93	1.15	0.99	0.83	0.60
Diluted	0.92	1.14	0.98	0.82	0.60
Weighted average number of
common shares outstanding:
Basic	22,514	22,617	23,306	24,088	24,109
Diluted	22,643	22,746	23,482	24,299	24,271
Cash dividends declared per
common share	0.475	0.300	-	-	-

CONSOLIDATED BALANCE SHEET DATA
(In thousands)
	March 31,
	2011	2010	2009	2008	2007

Working capital	$ 80,643	$ 79,412	$ 54,630	$ 38,804	$ 50,613
Total assets	106,287	104,170	81,963	73,455	61,218
Total liabilities	9,282	7,313	6,995	6,421	7,355
Shareholders' equity	97,005	96,857	74,968	67,034	53,864

NON FINANCIAL DATA (UNAUDITED)
(In thousands)
	March 31,
	2011	2010	2009	2008	2007

New customers acquired	645	815	802	710	681
Total accumulated customers (1)	6,108	5,463	4,648	3,846	3,136

(1) includes both active and inactive customers

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

PetMed Express was incorporated in the state of Florida in January 1996.  The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “PETS.”  The Company began selling pet medications and other pet health products in September 1996.  Presently, the Company’s product line includes approximately 1,200 of the most popular pet medications, health products, and supplies for dogs and cats. In March 2010 the Company started offering for sale additional pet supplies on its website, and these items are drop shipped to customers by third parties.

The Company markets its products through national television, online, and direct mail/print advertising campaigns which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases.  Approximately 71% of all sales were generated via the Internet in fiscal 2011, compared to 68% in fiscal 2010.  The Company’s sales consist of products sold mainly to retail consumers.  The Company’s sales returns average was approximately 1.4% of sales for the fiscal year ended March 31, 2011 and approximately 1.5% for the fiscal year ended March 31, 2010.  The twelve-month average purchase was approximately $79 and $80 per order for the fiscal years ended March 31, 2011 and 2010, respectively.

Critical Accounting Policies

Our discussion and analysis of our financial condition and the results of our operations are based upon our Consolidated Financial Statements and the data used to prepare them.  The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  On an ongoing basis we re-evaluate our judgments and estimates including those related to product returns, bad debts, inventories, long term investments, and income taxes.  We base our estimates and judgments on our historical experience, knowledge of current conditions, and our beliefs of what could occur in the future considering available information.  Actual results may differ from these estimates under different assumptions or conditions.  Our estimates are guided by observing the following critical accounting policies.

Revenue recognition

The Company generates revenue by selling pet medication products and pet supplies primarily to retail consumers.  The Company’s policy is to recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the customer.  Outbound shipping and handling fees are included in sales and are billed upon shipment.  Shipping expenses are included in cost of sales.  The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days.  Credit card sales minimize accounts receivable balances relative to sales.  The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks.  The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends.  At March 31, 2011 and 2010 the allowance for doubtful accounts was approximately $6,000 and $5,000, respectively.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method.  The Company writes down its inventory for estimated obsolescence.  The inventory reserve was approximately $63,000 and $73,000 for the fiscal years ended March 31, 2011 and 2010, respectively.

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

Results of Operations

The following should be read in conjunction with the Company’s Consolidated Financial Statements and the related notes thereto included elsewhere herein.  The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Consolidated Statements of Income:

	Fiscal Year Ended March 31,

	2011	2010	2009

Sales	100.0%	100.0%	100.0%
Cost of sales	63.8	61.4	61.1

Gross profit	36.2	38.6	38.9

Operating expenses:
General and administrative	9.6	9.4	9.8
Advertising	11.8	11.6	13.1
Depreciation	0.6	0.6	0.4
Total operating expenses	22.0	21.6	23.3

Income from operations	14.2	17.0	15.6

Total other income	0.2	0.1	0.7

Income before provision for income taxes	14.4	17.1	16.3

Provision for income taxes	5.4	6.2	5.8

Net income	9.0%	10.9%	10.5%

Fiscal 2011 Compared to Fiscal 2010

Sales

Sales decreased by approximately $6.7 million, or 2.8%, to approximately $231.6 million for the fiscal year ended March 31, 2011, from approximately $238.3 million for the fiscal year ended March 31, 2010.  The decrease in sales for the fiscal year ended March 31, 2011 was primarily due to decreased new order sales offset by an increase in reorder sales.  The decrease in new order sales may be attributed to an increase in customer acquisition costs, due to a reduction in response rates, as a result of increased competition and softer demand.  The Company acquired approximately 645,000 new customers for the year ended March 31, 2011, compared to approximately 815,000 new customers for the same period the prior year.

The following chart illustrates sales by various sales classifications:

Year Ended March 31,
Sales (In thousands)	2011	%	2010	%	$ Variance	% Variance

Reorder Sales	$ 184,341	79.6%	$ 177,805	74.6%	$ 6,536	3.7%
New Order Sales	$ 47,301	20.4%	$ 60,461	25.4%	$ (13,160)	-21.8%

Total Net Sales	$ 231,642	100.0%	$ 238,266	100.0%	$ (6,624)	-2.8%

Internet Sales	$ 165,473	71.4%	$ 162,803	68.3%	$ 2,670	1.6%
Contact Center Sales	$ 66,169	28.6%	$ 75,463	31.7%	$ (9,294)	-12.3%

Total Net Sales	$ 231,642	100.0%	$ 238,266	100.0%	$ (6,624)	-2.8%

Sales may be adversely affected in fiscal 2012 due to increased competition and consumers giving more consideration to price and trading down to less expensive brands, including generics, some of which we may not carry.  In response to these trends, the Company implemented a more aggressive pricing strategy combined with increased advertising while continuing to expand our product offerings into pet supplies.  This more aggressive pricing strategy will result in a decrease to gross profit margins, and no guarantees can be made that the Company’s efforts will be successful, or that sales will grow in the future.

The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm, and flea and tick medications.  For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2011, the Company’s sales were approximately 32%, 26%, 20%, and 22%, respectively.

Cost of sales

Cost of sales increased by $1.3 million, or 0.9%, to $147.7 million for the fiscal year ended March 31, 2011, from $146.4 million for the fiscal year ended March 31, 2010.  The increase in cost of sales is directly related to increased product costs.  As a percentage of sales, cost of sales was 63.8% in fiscal 2011, as compared to 61.4% in fiscal 2010.  The cost of sales percentage increase can be mainly attributed to more aggressive sales promotions, reduced product retail pricing, and increases in our product costs.

Gross profit

Gross profit decreased by $7.9 million, or 8.6%, to $84.0 million for the fiscal year ended March 31, 2011, from $91.9 million for the fiscal year ended March 31, 2010.  Gross profit as a percentage of sales for fiscal 2011 and 2010 was 36.2% and 38.6%, respectively.  The gross profit percentage decrease can be mainly attributed to more aggressive sales promotions, reduced product retail pricing, and increases in our product costs.

General and administrative expenses

General and administrative expenses decreased by $141,000, or 0.6%, to $22.2 million for the fiscal year ended March 31, 2011 from $22.3 million for the fiscal year ended March 31, 2010.  The decrease in general and administrative expenses for the fiscal year ended March 31, 2011 was primarily due to the following: a $153,000 decrease in insurance expenses, due to a reduction in insurance premiums; a $78,000 decrease to licenses and fees, due to a one time charge recognized in fiscal 2010; and a $58,000 net decrease in other expenses, including telephone expenses, travel expense, bank service fees, payroll expenses, and office expenses.  Offsetting the decrease was a $60,000 increase in professional fees, which includes investor relations and pharmacy fees; a $58,000 increase in property expenses, and a $30,000 increase to bad debt expense.  General and administrative expenses as a percentage of sales was 9.6% compared to 9.4% for the fiscal years ended March 31, 2011 and 2010, respectively.  The increase in general and administrative expenses as a percentage of sales can mainly be attributed to a reduction in sales in fiscal 2011.

Advertising expenses

Advertising expenses decreased by approximately $300,000, or 1.1%, to approximately $27.4 million for the year ended March 31, 2011, from approximately $27.7 million for the year ended March 31, 2010.  The decrease in advertising expenses for fiscal 2011 can be attributed to a reduction in television remnant space inventory at prices the Company was willing to pay.  The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, increased to $42 for the year ended March 31, 2011, compared to $34 for the year ended March 31, 2010.  Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, increased advertising spending, and price competition.

Historically, the advertising environment fluctuates due to supply and demand.  A more favorable advertising environment may positively impact future new order sales, whereas a less favorable advertising environment may negatively impact future new order sales.  As a percentage of sales, advertising expense was 11.8 % and 11.6% for the years ended March 31, 2011 and 2010, respectively.  The increase in advertising expense as a percentage of total sales for the year ended March 31, 2011 can be attributed to decreased sales and increased new customer acquisition costs due to a reduction in response rates, as a result of increased competition and softer demand.  The Company currently anticipates advertising as a percentage of sales to be approximately 13% for fiscal 2012.  However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.  For the fiscal year ended March 31, 2011, quarterly advertising expenses as a percentage of sales ranged between 10% and 14%.

Depreciation

Depreciation increased by approximately $54,000, or 4.1%, to approximately $1.4 for the year ended March 31, 2011, from approximately $1.3 million for the year ended March 31, 2010.  This increase to depreciation for the year ended March 31, 2011 can be attributed to an increase in new property and equipment additions relating to the warehouse, pharmacy, and customer call center over the past 2 fiscal years.

Other income

Other income increased by approximately $53,000, to approximately $253,000 for the year ended March 31, 2011 from approximately $200,000 for the year ended March 31, 2010.  The increase to other income for the year ended March 31, 2011 can be attributed to increased interest income.  Interest income may decrease in the future as the Company utilizes its cash balances on its share repurchase plan, with approximately $17.7 million remaining as of March 31, 2011, on any quarterly dividend payment, or on its operating activities.

Provision for income taxes

For the fiscal years ended March 31, 2011 and 2010, the Company recorded an income tax provision for approximately $12.4 and $14.7 million, respectively.  The effective tax rate for the fiscal years ended March 31, 2011 and 2010 were 37.3% and 36.2%, respectively.  The effective tax rate increase for the year ended March 31, 2011 was attributed to a one-time $280,000 tax charge to reconcile the remaining net operating loss carryforward in the first quarter of fiscal 2011.  The Company estimates its effective tax rate will be approximately 37.0% for fiscal 2012.

Net income

Net income decreased by approximately $5.1 million, or 19.7%, to approximately $20.9 million for the fiscal year ended March 31, 2011 from approximately $26.0 million for the fiscal year ended March 31, 2010.  The decrease was mainly attributable to the reduction in gross profit margin and new order sales in fiscal 2011.

Fiscal 2010 Compared to Fiscal 2009

Sales

Sales increased by approximately $18.9 million, or 8.6%, to approximately $238.3 million for the fiscal year ended March 31, 2010, from approximately $219.4 million for the fiscal year ended March 31, 2009.  The increase in sales for the fiscal year ended March 31, 2010 was primarily due to increased reorder sales offset by a decrease in new order sales.  The decrease in new order sales may be attributed to a reduction in advertising spending for the fiscal year, along with a reduction in the average order size.  The Company has committed certain dollar amounts specifically designated towards television, online, and direct mail/print advertising to stimulate sales, create brand awareness, and acquire new customers.  There can be no assurances that this growth trend will continue, due to increasing competition from veterinarians and traditional and online retailers, and a reduction in our average order size.  The Company acquired approximately 815,000 new customers for the year ended March 31, 2010, compared to approximately 802,000 new customers for the same period the prior year.

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

Advertising expenses

Advertising expenses decreased by approximately $1.0 million, or 3.7%, to approximately $27.7 million for the year ended March 31, 2010, from approximately $28.7 million for the year ended March 31, 2009.  The decrease in advertising expenses for the year can be mainly attributed to a shortage in the remnant television advertising inventory.  During the year the Company planned to commit certain amounts specifically designated towards television, online, and direct mail/print advertising to stimulate sales, create brand awareness, and acquire new customers.  The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $34 for the year ended March 31, 2010, compared to $36 for the year ended March 31, 2009.  Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, increased advertising spending, and price competition from veterinarians and other retailers of pet medications.  Historically, the advertising environment fluctuates due to supply and demand.  A more favorable advertising environment may positively impact future new order sales, whereas a less favorable advertising environment may negatively impact future new order sales.  As a percentage of sales, advertising expense was 11.6% and 13.1% for the years ended March 31, 2010 and 2009, respectively.  The decrease in advertising expense as a percentage of total sales for the year ended March 31, 2010 can be attributed to increased sales with declining new customer acquisition costs and a reduction in advertising spending.  The Company currently anticipates advertising as a percentage of sales to range between approximately 11.0% and 12.0% for fiscal 2011.  However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.  For the fiscal year ended March 31, 2010, quarterly advertising expenses as a percentage of sales ranged between 10% and 13%.

Depreciation

Depreciation increased by approximately $507,000, or 62%, to approximately $1.3 million for the year ended March 31, 2010, from approximately $815,000 for the year ended March 31, 2009.  This increase to depreciation for the year ended March 31, 2010 can be attributed to an increase in new property and equipment additions relating to the warehouse, pharmacy, and customer call center expansion in fiscal 2009.

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

Liquidity and Capital Resources

The Company’s working capital at March 31, 2011 and 2010 was approximately $80.6 million and approximately $79.4 million, respectively.  The $1.2 million increase in working capital was primarily attributable to cash flow generated from operations, offset by share repurchases and dividends paid.  Net cash provided by operating activities was $30.1 million and $27.7 million for the fiscal years ended March 31, 2011 and 2010, respectively.  Net cash used in investing activities was $10.8 million for the year ended March 31, 2011, compared to net cash provided by investing activities of $1.1 million for the year ended March 31, 2010.  This change can be attributed to an increase in the Company’s short term investments during the year ended March 31, 2011.  Net cash used in financing activities was $22.8 million and $5.8 million for the years ended March 31, 2011 and 2010, respectively.  This change was primarily due to the Company paying approximately $10.7 million in dividends for the year ended March 31, 2011 and purchasing 791,000 shares of its common stock for approximately $12.2 million in fiscal 2011, compared to the Company paying approximately $6.8 million in dividends and not purchasing any shares of its common stock in fiscal 2010.  As of March 31, 2011 the Company had approximately $17.7 million remaining under the Company’s share repurchase plan.  Subsequent to March 31, 2011, the Company repurchased approximately 695,000 of its own shares for approximately $9.0 million, averaging approximately $13.01 per share.  On May 6, 2011 our Board of Directors declared a $0.125 per share dividend.  The Board established a May 16, 2011 record date and a May 27, 2011 payment date.  Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan, on quarterly dividends, or on its operating activities.

The Company has $12.5 million, at par, invested in ARS which were classified as long term investments in our financial statements as of March 31, 2011.  Our ARS investments are not mortgage-backed based but are municipal-based and the securities underlying the ARS are currently rated AAA, the highest rating available by a rating agency.  Our ARS consist of closed-end fund preferred ARS, whose interest rates are reset, typically every seven to twenty-eight days. In fiscal 2011, the fair value of investments was based upon a valuation assessment by an outside third party, conducted in April 2011.  The Company recorded an unrealized impairment loss of $110,000, in fiscal 2011, within accumulated other comprehensive loss, based upon an assessment of the fair value of these ARS.  The $110,000 impairment was recorded as temporary due to the fact that the Company has both the ability and intent to hold these securities until anticipated recovery or maturity.  However, it could take until the final maturity or issuer refinancing of the underlying debt for us to realize the recorded value of our investments in these securities.  If the issuers of our ARS are unable to successfully close future auctions or redeem or refinance the securities and their credit ratings deteriorate, we may in the future be required to record an additional impairment charge on these investments, or may need to sell these securities on a secondary market.  Although we believe we will be able to liquidate our investments in these securities without any significant loss, the timing and financial impact of such an outcome is uncertain.  Based on our expected cash expenditures, our cash and cash equivalents balance, and other potential sources of cash, we do not anticipate that the potential lack of liquidity of these investments in the near term will adversely affect our ability to execute our current business plan.

As of both March 31, 2011 and 2010 the Company had no outstanding lease commitments except for the lease for its 65,300 square foot facility.  We are not currently bound by any long or short term agreements for the purchase or lease of capital expenditures.  Any amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any increase in our business.  To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Presently, we have approximately $500,000 forecasted for capital expenditures in fiscal 2012 which will be funded through cash from operations.  The Company’s primary source of working capital is cash from operations.  The Company presently has no need for alternative sources of working capital, and has no commitments or plans to obtain additional capital.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2011.

Contractual Obligations and Commitments (In thousands)

	Total	Less than 1 year	1-2 years	3-5 Years	More than 5 years

Property lease	$ 3,223	$ 745	$ 767	$ 1,711	$ -
Executive employment contract	$ 1,100	$ 550	$ 550	$ -	$ -

Total obligations	$ 4,323	$ 1,295	$ 1,317	$ 1,711	$ -

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices.  Our financial instruments include cash and cash equivalents, short and long term investments, accounts receivable, and accounts payable.  The book values of cash equivalents, short and long term investments, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments.  Interest rates affect our return on excess cash and investments.  As of March 31, 2011, we had $49.7 million in cash and cash equivalents, $10.1 million in short term investments and $12.4 million in long term investments.  A majority of our cash and cash equivalents and investments generate interest income based on prevailing interest rates.

A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments.  It would also impact the market value of our investments.  Our investments are subject to market risk, primarily interest rate and credit risk.  Our investments are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors.  Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our investments to high-quality debt instruments with both short and long term maturities.  We do not hold any derivative financial instruments that could expose us to significant market risk.  At March 31, 2011, we had no debt obligations.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PETMED EXPRESS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

PetMed Express, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of PetMed Express, Inc. and Subsidiaries as of March 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PetMed Express, Inc. and Subsidiaries as of March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PetMed Express, Inc. and Subsidiaries' internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 27, 2011 expressed an unqualified opinion on the effectiveness of PetMed Express, Inc. and Subsidiaries’ internal control over financial reporting.

/s/ McGladrey & Pullen, LLP

McGladrey & Pullen, LLP

New York, New York

May 27, 2011

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	March 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$49,660	$53,143
Short term investments - available for sale	10,116	-
Accounts receivable, less allowance for doubtful
accounts of $6 and $5, respectively	1,985	2,097
Inventories - finished goods	25,140	29,064
Prepaid expenses and other current assets	1,036	610
Deferred tax assets	1,003	1,255
Prepaid income taxes	664	330
Total current assets	89,604	86,499

Long term investments	12,390	12,392
Property and equipment, net	3,433	4,429
Intangible asset	860	850

Total assets	$106,287	$104,170

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,452	$4,776
Accrued expenses and other current liabilities	2,509	2,312
Total current liabilities	8,961	7,088

Deferred tax liabilities	321	225

Total liabilities:	9,282	7,313

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 5,000 shares authorized;
3 convertible shares issued and outstanding with a
liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized;
22,331 and 22,990 shares issued and outstanding, respectively	22	23
Additional paid-in capital	-	2,628
Retained earnings	97,115	94,305
Accumulated other comprehensive loss	(141)	(108)

Total shareholders' equity	97,005	96,857

Total liabilities and shareholders' equity	$106,287	$104,170

See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF INCOME

 (In thousands, except for per share amounts)

	Year Ended March 31,
	2011	2010	2009

Sales	$231,642	$238,266	$219,412
Cost of sales	147,686	146,405	134,085

Gross profit	83,956	91,861	85,327

Operating expenses:
General and administrative	22,200	22,341	21,605
Advertising	27,357	27,657	28,707
Depreciation	1,375	1,321	814
Total operating expenses	50,932	51,319	51,126

Income from operations	33,024	40,542	34,201

Other income (expense):
Interest income, net	381	196	1,056
Other, net	(128)	4	408
Loss on disposal of property and equipment	-	-	(9)
Total other income	253	200	1,455

Income before provision for income taxes	33,277	40,742	35,656

Provision for income taxes	12,406	14,740	12,680

Net income	$20,871	$26,002	$22,976

Net income per common share:
Basic	$0.93	$1.15	$0.99
Diluted	$0.92	$1.14	$0.98

Weighted average number of common shares outstanding:
Basic	22,514	22,617	23,306
Diluted	22,643	22,746	23,482

Cash dividends declared per common share	$0.475	$0.300	$-

See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Fiscal years ended March 31, 2009, March 31, 2010, and March 31, 2011

(In thousands)

	Convertible		Common		Additional			Other
	Preferred Stock		Stock		Paid-In	Retained	Treasury	Comprehensive
	Shares	Amounts	Shares	Amounts	Capital	Earnings	Stock	Loss	Total

Balance, March 31, 2008	3	$9	23,734	$24	$8,396	$58,639	$(34)	$-	$67,034

Issuance of common stock from
exercise of stock options	-	-	225	-	1,893	-	-	-	1,893

Issuance of restricted stock	-	-	78	-	-	-	-	-	-

Share based compensation	-	-	-	-	1,464	-	-	-	1,464

Tax benefit related to stock
options exercised	-	-	-	-	268	-	-	-	268

Repurchased and retired shares	-	-	(1,350)	(1)	(18,480)	-	34	-	(18,447)

Allocation of retirement of
repurchased shares of additional
paid in capital and retained earnings	-	-	-	-	6,459	(6,459)	-	-	-

Net income	-	-	-	-	-	22,976	-	22,976	22,976

Other comprehensive loss:
Unrealized loss on long term
investments								(220)	(220)

Total comprehensive income								$22,756	-

Balance, March 31, 2009	3	9	22,687	23	-	75,156	-	(220)	74,968

Issuance of common stock from
exercise of stock options	-	-	102	-	735	-	-	-	735

Issuance of restricted stock	-	-	201	-	-	-	-	-	-

Share based compensation	-	-	-	-	1,594	-	-	-	1,594

Tax benefit related to stock
options exercised	-	-	-	-	299	-	-	-	299

Dividends declared	-	-	-	-	-	(6,853)	-	-	(6,853)

Net income	-	-	-	-	-	26,002	-	26,002	26,002

Other comprehensive loss:
Net Change in unrealized gain on
long term investments								112	112

Total comprehensive income								$26,114	-

Balance, March 31, 2010	3	9	22,990	23	2,628	94,305	-	(108)	96,857

Issuance of common stock from
exercise of stock options	-	-	46	-	340	-	-	-	340

Issuance of restricted stock, net	-	-	86	-	-	-	-	-	-

Share based compensation	-	-	-	-	2,171	-	-	-	2,171

Dividends declared	-	-	-	-	-	(10,822)	-	-	(10,822)

Repurchased and retired shares	-	-	(791)	(1)	(12,246)	-	-	-	(12,247)

Deferred tax adjustment related to
restricted stock and stock options	-	-	-	-	(132)	-	-	-	(132)

Allocation of retirement of
repurchased shares of additional
paid in capital and retained earnings	-	-	-	-	7,239	(7,239)	-	-	-

Net income	-	-	-	-	-	20,871	-	20,871	20,871

Other comprehensive loss:
Net Change in unrealized loss on
short term investments								(31)	(31)
Net Change in unrealized loss on
long term investments								(2)	(2)

Total comprehensive income								$20,838	-

Balance, March 31, 2011	3	$9	22,331	$22	$-	$97,115	$-	$(141)	$97,005

See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$20,871	$26,002	$22,976
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,375	1,321	815
Share based compensation	2,171	1,594	1,464
Deferred income taxes	348	(305)	497
Loss on disposal of property and equipment	-	-	9
Bad debt expense	48	18	74
(Increase) decrease in operating assets
and increase (decrease) in liabilities:
Accounts receivable	64	766	(1,380)
Inventories - finished goods	3,924	(2,286)	(8,868)
Prepaid income taxes	(335)	32	(362)
Prepaid expenses and other current assets	(426)	144	(62)
Accounts payable	1,964	313	(313)
Income taxes payable	-	-	(185)
Accrued expenses and other current liabilities	102	86	301
Net cash provided by operating activities	30,106	27,685	14,966

Cash flows from investing activities:
Net change in investments	(10,146)	2,150	14,870
Purchases of property and equipment	(667)	(1,047)	(3,208)
Purchases of intangible asset	(10)	-	(485)
Net proceeds from the sale of property and equipment	-	-	2
Net cash (used in) provided by investing activities	(10,823)	1,103	11,179

Cash flows from financing activities:
Dividends paid	(10,727)	(6,805)	-
Purchases of treasury stock	(12,247)	-	(18,448)
Proceeds from the exercise of stock options	340	735	1,893
Tax benefit related to stock options exercised	-	299	268
Tax adjustment related to stock compensation	(132)	-	-
Net cash used in financing activities	(22,766)	(5,771)	(16,287)

Net (decrease) increase in cash and cash equivalents	(3,483)	23,017	9,858
Cash and cash equivalents, at beginning of year	53,143	30,126	20,268

Cash and cash equivalents, at end of year	$49,660	$53,143	$30,126

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$12,578	$14,719	$16,462

Retirement of treasury stock	$12,247	$-	$18,482

Property and equipment purchases in accounts payable	$130	$418	$772

Dividends payable in accrued expenses	$143	$48	$-

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)

Summary of Significant Accounting Policies

Organization

PetMed Express, Inc. and subsidiaries, d/b/a 1-800-PetMeds (the “Company”), is a leading nationwide pet pharmacy.  The Company markets prescription and non-prescription pet medications, health products, and supplies for dogs and cats, direct to the consumer.  The Company markets its products through national television, online, and direct mail/print advertising campaigns, which aim to increase the recognition of the “1-800-PetMeds” brand name and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases.  The majority of all of the Company's sales are to residents in the United States.  The Company’s executive offices are located in Pompano Beach, Florida.  The Company's fiscal year end is March 31, and references herein to fiscal 2011, 2010, or 2009 refer to the Company's fiscal years ended March 31, 2011, 2010, and 2009, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany transactions have been eliminated in consolidation.

Revenue Recognition

The Company generates revenue by selling pet medication products and pet supplies mainly to retail consumers.  The Company’s policy is to recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the customer.  Outbound shipping and handling fees are included in sales and are billed upon shipment.  Shipping expenses are included in cost of sales.  The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days.  Credit card sales minimize the accounts receivable balances relative to sales.  The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from the customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks.  The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends.  At March 31, 2011 and 2010, the allowance for doubtful accounts was approximately $6,000 and $5,000, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.  Cash and cash equivalents at March 31, 2011 and 2010 consisted of the Company’s cash accounts and money market accounts with a maturity of three months or less.  The carrying amount of cash equivalents approximates fair value.  The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.

Short and Long Term Investments

The Company’s short term investment balance consists of short term bond mutual funds.  The Company’s long term investment balance consists of auction rate securities (“ARS”), which are investments with contractual maturities generally between 20 to 30 years, in the form of municipal bonds and preferred stock, whose interest rates reset, typically every seven to twenty-eight days, through an auction process.  At the end of each reset period, investors can sell or continue to hold the securities at par.  Beginning in February 2008, auctions failed for the ARS held because sell orders exceeded buy orders.  These failures are not believed to be a credit issue, but rather are caused by a lack of liquidity.  The funds associated with these failed auctions may not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)

Summary of Significant Accounting Policies (Continued)

As a result, these securities with failed auctions have been classified as long-term assets in the Consolidated Balance Sheet due to the fact that they were not currently trading at such date, and conditions in the general markets created uncertainty as to when successful auctions would be reestablished.  These ARS are recorded at estimated fair value and have variable interest rates that are recorded as interest income.  In accordance with ASC Topic 320 (SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities), short term investments and long term investments are classified as available-for-sale, with any changes in fair value to be reflected in other comprehensive income.  The Company evaluates its long term investments for impairment and whether impairment is other-than-temporary, and, if other- than-temporary, then the measurement of the impairment loss is a charge to net income.  Unrealized gains and losses are deemed temporary and are included in accumulated other comprehensive income.  The Company recognized a temporary impairment on its ARS investments during fiscal 2011 and fiscal 2010.  The Company does not believe that the underlying credit quality of the assets has been impacted; however the temporary impairment is mainly due to the lack of liquidity.  The Company is currently trying to liquidate all ARS.

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

Inventories

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method.  The Company writes down its inventory for estimated obsolescence.  The inventory reserve was approximately $63,000 and $73,000 at March 31, 2011 and 2010, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)

Summary of Significant Accounting Policies (Continued)

Advertising

The Company's advertising expenses consist primarily of television advertising, online marketing, and direct mail/print advertising.  Television advertising costs are expensed as the advertisements are televised.  Internet costs are expensed in the month incurred and direct mail/print costs are expensed when the related catalogs, brochures, and postcards are produced, distributed, or superseded.

Fair Value of Financial Instruments

The carrying amounts of the Company's cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments.

Comprehensive Income

The Company applies ASC Topic 220 (SFAS No. 130, Reporting Comprehensive Income) which requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The Company evaluates its long term investments for impairment and whether impairment is other-than-temporary, and measurement of an impairment loss as a charge to net income.  Unrealized gains and losses are deemed temporary and are included in accumulated other comprehensive income.  At March 31, 2011, 2010 and 2009 the Company recognized a temporary impairment on its ARS investments, and this unrealized loss was included in accumulated other comprehensive income.  The following is a summary of our comprehensive income (in thousands):

	March 31,
	2011	2010	2009

Net income	$ 20,871	$ 26,002	$ 22,976
Net change in unrealized loss
on short term investments	(31)	-	-
Net change in unrealized (loss) gain and
redemptions on long term investments	(2)	112	(220)
Comprehensive income	$ 20,838	$ 26,114	$ 22,756

Income Taxes

The Company accounts for income taxes under the provisions of ASC Topic 740 (SFAS No. 109, Accounting for Income Taxes) which generally requires the recognition of deferred tax assets and liabilities for the expected future tax benefits or consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting carrying values and the tax bases of assets and liabilities, and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse.  The Company adopted the provisions of ASC Topic 740 (FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”) (“FIN 48”), in the first quarter of fiscal 2008.  As required by FIN 48, which clarifies ASC Topic 740 (SFAS No. 109, Accounting for Income Taxes) the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the Consolidated Financial Statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open.  The Company files tax returns in the U.S. federal jurisdiction and Florida and Georgia.  With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before March 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)

Summary of Significant Accounting Policies (Continued)

Upon implementing FIN 48, the Company did not recognize any additional liabilities for unrecognized tax positions.  The adoption of FIN 48 had no material impact on the Company’s consolidated financial position, results of operations, or cash flows in fiscal 2011.  Any interest and penalties related to income taxes will be recorded to other income (expenses).

Business Concentrations

The Company purchases its products from a variety of sources, including certain manufacturers, domestic distributors, and wholesalers.  We have multiple suppliers for each of our products to obtain the lowest cost.  There were seven suppliers from whom we purchased approximately 50% of all products in fiscal 2011, compared to five suppliers from whom we purchased approximately 50% of all products in fiscal 2010.

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

(2)

Long Term Investments

The long term investment balances consist of ARS investments.  Our ARS consist of closed-end fund preferred ARS, with interest rates that reset, typically every seven to twenty-eight days. These ARS are currently rated AAA, the highest rating available by a rating agency. The fair value of our ARS investments was assessed by management with the assistance of an outside third party appraisal firm, during the fourth quarter of fiscal 2011.  As of March 31, 2011, the Company held $12.5 million in ARS, at par, which were classified as long term investments and the Company recorded an unrealized impairment loss of approximately $2,000 for the year then ended.  As of March 31, 2011, cumulative losses of $110,000 were recognized within the accumulated other comprehensive loss account.  The $110,000 impairment was recorded as temporary due to the fact that the Company has the intent and the ability to hold these securities until anticipated recovery or maturity, and does expect to fully recover the cost basis of the investment.

(3)

Fair Value Measurements

Effective April 1, 2008, the Company adopted ASC Topic 820 (SFAS 157), except as it applies to non-financial assets and non-financial liabilities subject to ASC Topic 320 (FSP SFAS 157-2).  ASC Topic 320 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. ASC Topic 820 (SFAS 157) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 - Unobservable inputs which are supported by little or no market activity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)

Fair Value Measurements (Continued)

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

Assets and liabilities measured at fair value are summarized below (in thousands):

		Fair Value Measurement at March 31, 2011 Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and Cash
equivalents - money
markets funds	$49,660	$49,660	$-	$-
Short term investments -
bond mutual funds	10,116	10,116	-	-
Long term investments -
auction rate securities	12,390	-	-	12,390

	$72,166	$59,776	$-	$12,390

The following table is a reconciliation of financial assets measured at fair value using unobservable inputs (Level 3) during the year ended March 31, 2011 (in thousands):

	Auction Rate Securities
	Ended March 31,
	2011	2010

Balance, beginning of year	$12,392	$14,430
Redemption of securities	-	(2,150)
Recovery of valuation	-	220
Total unrealized loss included in other comprehensive income	(2)	(108)
Balance, end of year	$12,390	$12,392

Long term investments measured at fair value using Level 3 inputs are comprised of ARS. Although ARS would typically be measured using Level 2 inputs, the recent failure of auctions and the lack of market activity and liquidity required that these securities be measured using Level 3 inputs.  The Company’s ARS consist of closed-end fund preferred ARS, with interest rates that reset, typically every seven to twenty-eight days. The fair value of our ARS investments was assessed by management with the assistance of an outside third party appraisal firm, which was conducted during the fourth quarter of fiscal 2011.  The fair value was calculated using a discounted cash flow valuation model.  The three inputs used in determining the fair values of the ARS were:

(1)

Forecasted interest payments cash flows - In failed ARS auctions interest rates are set by the terms of the prospectus. For almost all of the securities the terms are a combination of two components: the determination of a base rate which is based on the maximum of two indexes, or a single index as defined in the prospectus. Base rates are adjusted through either a multiplication factor or an addition of a spread factor as defined in the prospectus which is dependent on the credit rating of the security.  Our ARS are currently rated AAA, the highest rating available by a rating agency.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)

Fair Value Measurements (Continued)

(2)

Discount rate calculation - The discount rates were calculated from the applicable forward curve plus a credit risk/liquidity spread. The credit risk spread was estimated via the credit spreads for 1-3 year term, AAA rated, debt over US Treasury notes and bonds which were determined to be 50 basis points (0.50%).  To address the continued illiquidity of the Company’s ARS portfolio, an additional spread of 0.30% was added to the credit risk spread.  This spread is based on the required yield attributable to liquidity for AAA rated debt, as determined by empirical studies.  Specifically, research on municipal bond yields indicate that for AAA rated securities, the liquidity component represents approximately 7-10% of the required yield. In total, a credit risk/liquidity spread of 0.80% was utilized.

(3)

A present value calculation was performed utilizing the cash flow of the forecasted interest payments combined with the discount rate determined above.

As of March 31, 2011, the Company held $12.5 million in ARS, at par, which were classified as long term investments and the Company recorded an unrealized impairment loss of approximately $2,000 for the year then ended.  As of March 31, 2011, cumulative losses of $110,000 were recognized within the accumulated other comprehensive loss account, based upon an assessment by the outside third party appraisal firm.  The $110,000 impairment was recorded as temporary due to the fact that the Company has the intent and the ability to hold these securities until anticipated recovery or maturity, and does expect to fully recover the cost basis of the investment.

(4)

Property and Equipment

Major classifications of property and equipment consist of the following (in thousands):

	March 31,
	2011	2010

Leasehold improvements	$1,063	$858
Computer software	2,236	2,244
Furniture, fixtures and equipment	5,194	5,450
	8,493	8,552
Less: accumulated depreciation	(5,060)	(4,123)

Property and equipment, net	$3,433	$4,429

(5)

Accrued Expenses and Other Current Liabilities

Major classifications of accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,
	2011	2010

Accrued sales tax	$505	$496
Accrued credit card fees	421	408
Accrued salaries and benefits	475	368
Accrued professional expenses	185	176
Accrued advertising expenses	196	135
Accrued sales return allowance	155	164
Other accrued liabilities	572	565

Accrued expenses and other current liabilities	$2,509	$2,312

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	March 31,
	2011	2010
Deferred tax assets:
Bad debt and inventory reserves	$25	$29
Accrued expenses	543	622
Deferred stock compensation	336	505
Net operating loss carryforward	349	728

Deferred tax assets	1,253	1,884
Less: valuation allowance	-	-

Total deferred tax assets	1,253	1,884

Deferred tax liabilities:
Property and equipment	(571)	(854)

Total net deferred taxes	$682	$1,030

The change in the valuation allowance for the years ended March 31, 2011 and 2010 was approximately $0 and $333,000, respectively.  At March 31, 2011, the Company had federal net operating loss carryforwards of approximately $941,000.  The federal net operating loss carryforwards expire in the years 2013 through 2020.  The use of such net operating loss carryforwards is limited to approximately $266,000 annually due to a change of control on November 22, 2000.  The components of the income tax provision consist of the following (in thousands):

	Year Ended March 31,
	2011	2010	2009

Current taxes
Federal	$11,007	$13,738	$11,097
State	1,052	1,307	1,086
Total current taxes	12,059	15,045	12,183

Deferred taxes
Federal	317	(279)	453
State	30	(26)	44
Total deferred taxes	347	(305)	497

Total provision for income taxes	$12,406	$14,740	$12,680

The reconciliation of income tax provision computed at the U.S. federal statutory tax rates to income tax expense is as follows (in thousands):

	Year Ended March 31,
	2011	2010	2009

Income taxes at U.S. statutory rates	$11,647	$14,260	$12,480
State income taxes, net of federal tax benefit	714	823	750
Permanent differences	(64)	(123)	(477)
Other	109	113	27
Change in valuation allowance	-	(333)	(100)

Total provision for income taxes	$12,406	$14,740	$12,680

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)

Shareholders’ Equity

Preferred Stock

In April 1998, the Company issued 250,000 shares of its $.001 par value preferred stock at a price of $4.00 per share, less issuance costs of $112,187.  Each share of the preferred stock is convertible into approximately 4.05 shares of common stock at the election of the shareholder.  The shares have a liquidation value of $4.00 per share and may pay dividends at the sole discretion of the Company.  The Company does not anticipate paying dividends to the preferred shareholders in the foreseeable future.  Each share of preferred stock is entitled to one vote on all matters submitted to a vote of shareholders of the Company.  As of March 31, 2011 and 2010, 2,500 shares of the convertible preferred stock remained unconverted and outstanding.

Share Repurchase Plan

On November 8, 2006, the Company's Board of Directors approved a share repurchase plan of up to $20.0 million.  On October 31, 2008 and November 1, 2010, the Company’s Board of Directors approved a second and third share repurchase plan, respectively, for an additional $20.0 million.  The repurchase plan is intended to be implemented through purchases made from time to time in either the open market or through private transactions at the Company's discretion, subject to market conditions and other factors, in accordance with Securities and Exchange Commission requirements.  There can be no assurances as to the precise number of shares that will be repurchased under the share repurchase plan, and the Company may discontinue the share repurchase plan at any time subject to compliance with applicable regulatory requirements.  Shares purchased pursuant to the share repurchase plan will either be cancelled or held in the Company's treasury.  During fiscal 2011 the Company repurchased approximately 791,000 shares of the Company’s outstanding common stock for approximately $12.2 million, averaging approximately $15.47 per share.  During fiscal 2010 the Company did not repurchase any of its own shares.  During fiscal 2009 the Company repurchased approximately 1.3 million shares of the Company’s outstanding common stock for approximately $18.4 million, averaging approximately $13.70 per share.  As of March 31, 2011 the Company had approximately $17.7 million remaining under the Company’s share repurchase plan.

Dividends

On August 3, 2009, the Company’s Board of Directors declared its first quarterly dividend of $0.10 per share on its common stock, and on August 2, 2010, the Company’s Board of Directors increased the quarterly dividend to $0.125 per share.  The Company intends to continue to pay regular quarterly dividends; however the declaration and payment of future dividends is discretionary and will be subject to a determination by the Board of Directors each quarter following its review of the Company’s financial performance.  During fiscal 2011, our Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount (In thousands)	Payment Date

May 3, 2010	$0.100	May 14, 2010	$ 2,299	May 28, 2010
August 2, 2010	$0.125	August 13, 2010	$ 2,864	August 27, 2010
November 1, 2010	$0.125	November 12, 2010	$ 2,848	November 26, 2010
January 31, 2011	$0.125	February 11, 2011	$ 2,811	February 25, 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)

Stock Options and Restricted Stock

The PetMed Express, Inc. 1998 Stock Option Plan (the “Plan”) provided for the issuance of qualified options to officers and key employees, and nonqualified options to directors, consultants, and other service providers, to purchase the Company’s common stock.  The Company had reserved 5.0 million shares of common stock for issuance under the Plan.  The exercise prices of options issued under the Plan must be equal to or greater than the market price of the Company's common stock as of the date of issuance.  The Company had 46,166 options outstanding under the Plan at March 31, 2010, and no options outstanding at March 31, 2011.  Options generally vest ratably over a three-year period commencing on the first anniversary of the grant with respect to options granted to employees/directors under the Plan.  No options have been issued since May 2005.  The 1998 Plan expired on July 31, 2008. Cash received from stock options exercised for the fiscal years ended March 31, 2011, 2010, and 2009 was approximately $340,000, $735,000, and $1.9 million, respectively.  The income tax benefits from stock options exercised totaled approximately $0, $299,000, and $268,000, for the fiscal years ended March 31, 2011, 2010, and 2009, respectively.  At March 31, 2011, there were no exercisable stock options.  At March 31, 2010, the number of options exercisable was 46,166, and the weighted-average exercise price of those options was $7.37.  Adjustments were made for options forfeited prior to vesting.   As of March 31, 2011 and 2010 the Company had no non-vested stock options.  The Company’s net income for the fiscal years ended March 31, 2011 and 2010 includes approximately $0 and $24,000 of stock option compensation expense, respectively.  As of March 31, 2011, there was no unrecognized compensation expense, aggregate intrinsic value, or weighted average remaining term, related to vested stock option awards.

On July 28, 2006, the Company received shareholder approval for the adoption of the 2006 Employee Equity Compensation Restricted Stock Plan (the “Employee Plan”) and the 2006 Outside Director Equity Compensation Restricted Stock Plan (the “Director Plan”).  The purpose of the plans is to promote the interests of the Company by securing and retaining both employees and outside directors.  The Company has reserved 1.0 million shares of common stock for issuance under the Employee Plan, and 200,000 shares of common stock for issuance under the Director Plan.  The value of the restricted stock is determined based on the market value of the stock at the issuance date.  The restriction period or forfeiture period is determined by the Company’s Board and is to be no less than 1 year and no more than ten years.  The Company had 481,227 restricted common shares issued under the Employee Plan and 122,000 restricted common shares issued under the Director Plan at March 31, 2011, all shares of which were issued subject to a restriction or forfeiture period which will lapse ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period.  For the years ended March 31, 2011 and 2010, the Company recognized $2.2 million and $1.6 million, respectively, of compensation expense related to the Employee and Director Plans.  A summary of the Company’s non-vested restricted stock as of March 31, 2011 is as follows:

	Employee Plan Number of Shares (In thousands)	Director Plan Number of Shares In thousands)	Total Plans Number of Shares (In thousands)

Non-vested restricted stock outstanding at March 31, 2010	232	48	280

Restricted stock granted	61	30	91

Restricted stock vested	(93)	(24)	(117)

Restricted stock forfeited or expired	(4)	-	(4)

Non-vested Restricted stock outstanding at March 31, 2011	196	54	250

At March 31, 2011 and 2010, there were 249,755 and 279,692 non-vested restricted stock shares outstanding, respectively. During the fiscal years ended March 31, 2011 and 2010, the Company issued, net of forfeitures, 86,584 and 201,034 restricted shares, respectively.  At March 31, 2011 and 2010, there were $3.7 million and $4.5 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the remaining weighted average vesting period of 1.6 and 2.2 years.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands, except for per share amounts):

	Year Ended March 31,
	2011	2010	2009

Net income (numerator):

Net income	$20,871	$26,002	$22,976

Shares (denominator)

Weighted average number of common shares
outstanding used in basic computation	22,514	22,617	23,306
Common shares issuable upon exercise
of stock options and vesting of restricted stock	119	119	166
Common shares issuable upon conversion
of preferred shares	10	10	10
Shares used in diluted computation	22,643	22,746	23,482

Net income per common share:

Basic	$0.93	$1.15	$0.99
Diluted	$0.92	$1.14	$0.98

At March 31, 2011 and 2010, all common stock options and restricted stock were included in the diluted net income per common share computation as their exercise prices were less than the average market price of the common shares for the period.

 (10)

Valuation and Qualifying Accounts

Activity in the Company's valuation and qualifying accounts consists of the following (in thousands):

	Year Ended March 31,
	2011	2010	2009

Allowance for doubtful accounts:
Balance at beginning of period	$5	$59	$32
Provision for doubtful accounts	48	17	74
Write-off of uncollectible accounts receivable	(47)	(71)	(47)

Balance at end of year	$6	$5	$59

Valuation allowance for deferred tax assets:
Balance at beginning of period	$-	$333	$433
Reductions	-	(333)	(100)

Balance at end of year	$-	$-	$333

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)

Commitments and Contingencies

Legal Matters and Routine Proceedings

In October 2009, the Company was notified that it was named as a defendant in a multi-defendant lawsuit, filed in the United States District Court for the Eastern District of Texas, Marshall Division, seeking declaratory, injunctive, and monetary relief styled Charles E. Hill & Associates, Inc. v. ABT Electronics, Inc., et al, Cause No. 2:09-CV-313.  The lawsuit alleges that the Company is infringing on patents related to electronic catalog systems.  From the outset, the vendor that provides the Company with the Internet software had been defending and indemnifying the Company.  However, effective February 15, 2011, the company that acquired this vendor declined to provide any further indemnification of the Company.  The Company is continuing to defend itself, and at this stage, it is difficult to assess any possible outcome or estimate any potential loss in the event of an adverse outcome.

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

Employment Agreements

On February 8, 2010, the Company amended the CEO’s existing Executive Employment Agreement and entered into Amendment No. 3 to the Executive Employment Agreement with Mr. Akdag.  The Agreement amended certain provisions of the Executive Employment Agreement as follows: the term of the Agreement is for three years, commencing on March 16, 2010; Mr. Akdag’s salary was increased to $550,000 per year throughout the term of the Agreement, and Mr. Akdag was granted 120,000 shares of restricted stock.  The restricted stock was granted on March 16, 2010, in accordance with the Company’s 2006 Employee Equity Compensation Restricted Stock Plan and the restrictions shall lapse ratably over a three-year period, and as of March 31, 2011, there were 80,000 unvested shares of restricted stock.

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

Years Ending March 31, (in thousands)

2012	$745
2013	767
2014	784
2015	794
2016	133

Total lease payments	$3,223

Rent expense was $724,000, $703,000, and $641,000 for the years ended March 31, 2011, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (12)

Sales by Category

The following table provides a breakdown of the percentage of total sales by each category during the indicated periods:

	Year Ended March 31,
	2011	2010	2009

Non-prescription medications	61%	64%	68%
Prescription medications	38%	35%	31%
Shipping and handling charges and other	1%	1%	1%
Total	100%	100%	100%

(13)

Employee Benefit Plan

The Company maintains a 401(k) Savings Plan for eligible employees.  The plan is a defined contribution plan that is administered by the Company.  All regular, full-time employees are eligible for voluntary participation upon completing one year of service and having attained the age of 21.  The plan provides for growth in savings through contributions and income from investments.  It is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended.  Plan participants are allowed to contribute a specified percentage of their base salary.  In 2006, the Company adopted a matching plan which is funded subsequent to the calendar year.  During the years ended March 31, 2011 and 2010, the Company charged $168,000 and $154,000, respectively, of 401(k) matching contribution and administration expense to general and administrative expenses.

(14)

Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data for fiscal 2011 and 2010 is as follows (in thousands, except for per share amounts):

Quarter Ended:	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011

Sales	$ 74,369	$ 61,245	$ 45,118	$ 50,910
Gross Profit	$ 27,226	$ 22,330	$ 16,925	$ 17,475
Income from operations	$ 11,827	$ 7,727	$ 7,027	$ 6,443
Net income	$ 7,225	$ 4,977	$ 4,522	$ 4,147
Diluted net income per common share	$ 0.32	$ 0.22	$ 0.20	$ 0.19

Quarter Ended:	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010

Sales	$ 77,169	$ 62,447	$ 48,354	$ 50,296
Gross Profit	$ 29,286	$ 23,682	$ 18,828	$ 20,065
Income from operations	$ 12,599	$ 9,831	$ 8,385	$ 9,727
Net income	$ 8,075	$ 6,265	$ 5,590	$ 6,072
Diluted net income per common share	$ 0.36	$ 0.28	$ 0.25	$ 0.27

(15)

Subsequent Events

On May 6, 2011, the Company’s Board of Directors declared a quarterly dividend of $0.125 per share on its common stock.  The $2.8 million dividend was paid on May 27, 2011, to shareholders of record at the close of business on May 16, 2011.  Subsequent to March 31, 2011, the Company repurchased approximately 695,000 of its own shares for approximately $9.0 million, averaging approximately $13.01 per share.

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

The Audit Committee (“Committee”) of our Company’s Board of Directors, comprised solely of Directors who are independent in accordance with the requirements of The NASDAQ Stock Market LLC listing standards, the Exchange Act and the Company’s Corporate Governance Guidelines, meets with the independent auditors and management periodically to discuss internal control over financial reporting, and auditing and financial reporting matters.  The Committee reviews with the independent auditors the scope and results of the audit effort.  The Committee also meets periodically with the independent auditors without management present to ensure that the independent auditors have free access to the Committee.  Our Audit Committee’s Report can be found in the Company’s 2011 Proxy Statement.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of March 31, 2011.

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

May 27, 2011

/s/ Bruce S. Rosenbloom

Bruce S. Rosenbloom

Chief Financial Officer

May 27, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
PetMed Express, Inc:

We have audited PetMed Express, Inc. and Subsidiaries’ (hereafter referred to as “PetMed”) internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  PetMed’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, PetMed Express, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of PetMed Express, Inc. and our report dated May 27, 2011 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

McGladrey & Pullen, LLP

New York, New York
May 27, 2011

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2011, the end of the period covered by this report (the "Evaluation Date").  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date, that our disclosure controls and procedures were effective such that the information relating to PetMed Express, Inc., including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2011 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that the Company maintained effective internal control over financial reporting as of March 31, 2011, as stated in our report which is included herein. Our internal control over financial reporting as of March 31, 2011 has been audited by McGladrey & Pullen LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2011, relating to our 2011 Annual Meeting of Stockholders to be held on July 29, 2011, and is incorporated herein by reference.

ITEM 11.

EXECUTIVE COMPENSATION

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2011, relating to our 2011 Annual Meeting of Stockholders to be held on July 29, 2011, and is incorporated herein by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item (other than information required by Item 201(d) of Regulation S-K with respect to equity compensation plans, which is set forth under Item 5. in this Annual Report on Form 10-K) will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2011, relating to our 2011 Annual Meeting of Stockholders to be held on July 29, 2011, and is incorporated herein by reference.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2011, relating to our 2011 Annual Meeting of Stockholders to be held on July 29, 2011, and is incorporated herein by reference.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2011, relating to our 2011 Annual Meeting of Stockholders to be held on July 29, 2011, and is incorporated herein by reference.

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

10.9

Amendment Number 3 to Executive Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed February 8, 2010).

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

Dated: May 31, 2011

PETMED EXPRESS, INC. (the “registrant”)

By: /s/ Menderes Akdag
Menderes Akdag Chief Executive Officer and President (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on May 31, 2011.

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