Form 10-Q
period 2011-06-30
PETMED EXPRESS INC
filed 2011-08-02
CIK 1040130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,008,033 Common Shares, $.001 par value per share at August 1, 2011.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	March 31,
	2011	2011
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$49,413	$49,660
Short term investments - available for sale	10,219	10,116
Accounts receivable, less allowance for doubtful accounts of $7 and $6, respectively	2,304	1,985
Inventories - finished goods	26,074	25,140
Prepaid expenses and other current assets	1,434	1,036
Deferred tax assets	1,177	1,003
Prepaid income taxes	-	664
Total current assets	90,621	89,604

Long term investments	4,761	12,390
Property and equipment, net	3,174	3,433
Intangible asset	860	860

Total assets	$99,416	$106,287

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,152	$6,452
Accrued expenses and other current liabilities	2,480	2,509
Income taxes payable	2,303	-
Total current liabilities	12,935	8,961

Deferred tax liabilities	340	321

Total liabilities:	13,275	9,282

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.001 par value, 5,000 shares authorized; 3 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized; 21,259 and 22,331 shares issued and outstanding, respectively	21	22
Retained earnings	86,159	97,115
Accumulated other comprehensive loss	(48)	(141)

Total shareholders’ equity	86,141	97,005

Total liabilities and shareholders’ equity	$99,416	$106,287

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for per share amounts)(Unaudited)

	Three Months Ended
	June 30,
	2011	2010

Sales	$73,578	$74,369
Cost of sales	49,468	47,143

Gross profit	24,110	27,226

Operating expenses:
General and administrative	6,104	6,208
Advertising	10,100	8,841
Depreciation	341	350
Total operating expenses	16,545	15,399

Income from operations	7,565	11,827

Other income (expense):
Interest income, net	86	66
Other, net	(1)	3
Total other income	85	69

Income before provision for income taxes	7,650	11,896

Provision for income taxes	2,813	4,671

Net income	$4,837	$7,225

Net income per common share:
Basic	$0.22	$0.32
Diluted	$0.22	$0.32

Weighted average number of common shares outstanding:
Basic	21,648	22,722
Diluted	21,767	22,868

Cash dividends declared per common share	$0.125	$0.10

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$4,837	$7,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	341	350
Share based compensation	565	523
Deferred income taxes	(155)	376
Bad debt expense	19	7
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Accounts receivable	(338)	(582)
Inventories - finished goods	(934)	13,279
Prepaid income taxes	664	330
Prepaid expenses and other current assets	(398)	(273)
Accounts payable	1,700	1,244
Income taxes payable	2,303	3,842
Accrued expenses and other current liabilities	(60)	143
Net cash provided by operating activities	8,544	26,464

Cash flows from investing activities:
Net change in investments	7,619	(10,017)
Purchases of property and equipment	(82)	(130)
Net cash provided by (used in) investing activities	7,537	(10,147)

Cash flows from financing activities:
Dividends paid	(2,751)	(2,278)
Purchases of treasury stock	(13,577)	(671)
Proceeds from the exercise of stock options	-	252
Tax benefit related to stock options exercised	-	124
Net cash used in financing activities	(16,328)	(2,573)

Net (decrease) increase in cash and cash equivalents	(247)	13,744
Cash and cash equivalents, at beginning of period	49,660	53,143

Cash and cash equivalents, at end of period	$49,413	$66,887

Supplemental disclosure of cash flow information:

Dividends payable in accrued expenses	$31	$20

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:  Summary of Significant Accounting Policies

Organization

PetMed Express, Inc. and subsidiaries, d/b/a 1-800-PetMeds (the “Company”), is a leading nationwide pet pharmacy.  The Company markets prescription and non-prescription pet medications and health products for dogs and cats direct to the consumer.  The Company offers consumers an attractive alternative for obtaining pet medications in terms of convenience, price, and speed of delivery.  The Company markets its products through national television, online, and direct mail/print advertising campaigns, which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases.  The majority of the Company’s sales are to residents in the United States.  The Company’s executive offices are located in Pompano Beach, Florida.  The Company’s fiscal year end is March 31, and references herein to Fiscal 2012 or 2011 refer to the Company’s fiscal years ending March 31, 2012 and 2011, respectively.

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at June 30, 2011, the Statements of Income for the three months ended June 30, 2011 and 2010, and Cash Flows for the three months ended June 30, 2011 and 2010.  The results of operations for the three months ended June 30, 2011 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2012.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2011.  The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries.  All significant intercompany transactions have been eliminated upon consolidation.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, short term investments, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments.  The Company believes that the carrying amount of its long term investments approximate fair value.

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Note 2:  Net Income Per Share

In accordance with the provisions of ASC Topic 260 (“Earnings Per Share”) basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted net income per common share includes the dilutive effect of potential restricted stock and stock options exercised and the effects of the potential conversion of preferred shares, calculated using the treasury stock method.  Outstanding stock options, restricted stock, and convertible preferred shares issued by the Company represent the only dilutive effect reflected in diluted weighted average shares outstanding.  The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands, except for per share amounts):

	Three Months Ended June 30,
	2011	2010

Net income (numerator):

Net income	$4,837	$7,225

Shares (denominator):

Weighted average number of common shares outstanding used in basic computation	21,648	22,722
Common shares issuable upon exercise of stock options and vesting of restricted stock	109	136
Common shares issuable upon conversion of preferred shares	10	10
Shares used in diluted computation	21,767	22,868

Net income per common share:

Basic	$0.22	$0.32
Diluted	$0.22	$0.32

At June 30, 2011 and 2010, all common restricted stock and stock options were included in the diluted net income per common share computation.  The exercise prices of the stock options were less than the average market price of the common shares for the period.

Note 3:  Accounting for Stock-Based Compensation

The Company records compensation expense associated with stock options and restricted stock in accordance with ASC Topic 718 (“Share Based Payment”).  The Company adopted the modified prospective transition method provided under ASC Topic 718.   The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of general and administrative expenses.

The Company had no stock options outstanding under the PetMed Express, Inc. 1998 Stock Option Plan (“1998 Plan”) as of June 30, 2011, and 13,332 options outstanding at June 30, 2010.  Options generally vested ratably over a three-year period commencing on the first anniversary of the grant with respect to options granted to employees/directors under the 1998 Plan.  No options have been issued since May 2005 and there was no unrecognized compensation expense related to vested stock option awards.  The 1998 Plan expired on July 31, 2008.  There were no stock option exercises for the quarter ended June 30, 2011.  For the quarter ended June 30, 2010 the Company received $252,000 upon the exercise of stock options and the income tax benefit from stock options exercised totaled approximately $124,000 for the three months ended June 30, 2010.

The Company had 481,227 restricted common shares issued under the 2006 Employee Equity Compensation Restricted Stock Plan (“Employee Plan”) and 122,000 restricted common shares issued under the 2006 Outside Director Equity Compensation Restricted Stock Plan (“Director Plan”) at June 30, 2011, all shares of which were issued subject to a restriction or forfeiture period which will lapse ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period. The Company did not issue any shares of restricted stock during the quarter.  For the quarters ended June 30, 2011 and 2010, the Company recognized $565,000 and $523,000, respectively, of compensation expense related to the Employee and Director Plans.  At June 30, 2011 and 2010, there was $3.2 million and $3.9 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the next three years.

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

As a result, these securities with failed auctions have been classified as long-term assets in the Condensed Consolidated Balance Sheet due to the fact that they were not currently trading at such date, and conditions in the general markets created uncertainty as to when successful auctions would be reestablished.  These ARS are recorded at estimated fair value and have variable interest rates that are recorded as interest income.  In accordance with ASC Topic 320 (“Accounting for Certain Investments in Debt and Equity Securities”), short term investments are accounted for as available for sale securities, and long term investments are classified as available for sale, with any changes in fair value to be reflected in other comprehensive income.  The Company evaluates its long term investments for impairment and whether impairment is other-than-temporary, and, if other-than-temporary, then the measurement of the impairment loss is a charge to net income.  Unrealized gains and losses are deemed temporary and are included in accumulated other comprehensive income.  The Company recognized a temporary impairment on its ARS investments during fiscal 2011.  The Company does not believe that the underlying credit quality of the assets has been impacted; however the temporary impairment is mainly due to the lack of liquidity.  The Company is currently trying to liquidate all ARS.  The following is a summary of our investments:

	June 30,	March 31,
Investments (In thousands)	2011	2011

Short term investments	10,219	10,116
Long term investments	4,761	12,390

Total investments	$14,980	$22,506

The long term investment balances consist of ARS investments.  Our ARS consist of closed-end fund preferred ARS, with interest rates that reset, typically every seven to twenty-eight days. These ARS are currently rated AAA, the highest rating available by a rating agency. The fair value of our ARS investments was assessed by management with the assistance of an outside third party, which was conducted during the fourth quarter of fiscal 2011.  Subsequently, during the quarter ended June 30, 2011, the Company was able to liquidate approximately $7.7 million of its ARS investments, at par.  As of June 30, 2011, the Company held $4.8 million in ARS, at par, which were classified as long term investments and the Company recorded an unrealized recovery of $47,000 during the quarter.  As of June 30, 2011, cumulative losses of $64,000 were recognized within the accumulated other comprehensive loss account.  The $64,000 impairment was recorded as temporary due to the fact that the Company has the intent and the ability to hold these securities until anticipated recovery or maturity, and does expect to fully recover the cost basis of the investment.

Note 5:  Fair Value

Effective April 1, 2008, the Company adopted ASC Topic 820 (“Fair Value Measurements”), except as it applies to non-financial assets and non-financial liabilities subject to ASC Topic 320.  ASC Topic 320 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.  ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

		Fair Value Measurement at June 30, 2011 Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
(In thousands)	2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents - money market funds	$49,413	$49,413	$-	$-
Short term investments - bond mutual funds	10,219	10,219	-	-
Long term investments - auction rate securities	4,761	-	-	4,761
	$64,393	$59,632	$-	$4,761

The following table is a reconciliation of financial assets measured at fair value using unobservable inputs (Level 3) during the quarter ended June 30, 2011:

Auction Rate
Securities
Quarter Ended
(In thousands)	June 30, 2011

Balance, beginning of period	$12,390
Redemption of securities	(7,676)
Recovery of valuation	47
Balance, end of period	$4,761

Long term investments measured at fair value using Level 3 inputs are comprised of ARS. Although ARS would typically be measured using Level 2 inputs, the recent failure of auctions and the lack of market activity and liquidity required that these securities be measured using Level 3 inputs.  The Company’s ARS consist of closed-end fund preferred ARS, with interest rates that reset, typically every seven to twenty-eight days. The fair value of our ARS investments was assessed by management with the assistance of an outside third party appraisal firm, which was conducted during the fourth quarter of fiscal 2011.  The fair value was calculated using a discounted cash flow valuation model.  The three inputs used in determining the fair values of the ARS were:

(1)  Forecasted interest payments cash flows - In failed ARS auctions, interest rates are set by the terms of the prospectus. For almost all of the securities the terms are a combination of two components: the determination of a base rate that is based on the maximum of two indexes, or a single index as defined in the prospectus. Base rates are adjusted through either a multiplication factor or an addition of a spread factor as defined in the prospectus, which is dependent on the credit rating of the security.  Our ARS are currently rated AAA, the highest rating available by a rating agency.

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

As of June 30, 2011, the Company held $4.8 million in ARS, at par, which were classified as long term investments and the Company recorded an unrealized recovery of $47,000 for the quarter then ended.  As of June 30, 2011, cumulative losses of $64,000 were recognized within the accumulated other comprehensive loss account, based upon an assessment by the outside third party appraisal firm.  The $64,000 impairment was recorded as temporary due to the fact that the Company has the intent and the ability to hold these securities until anticipated recovery or maturity, and does expect to fully recover the cost basis of the investment.

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

Note 7:  Changes in Stockholders’ Equity and Comprehensive Income:

Changes in stockholders’ equity for the three months ended June 30, 2011 is summarized below (in thousands):

			Accumulated
	Additional		Other
	Paid-In	Retained	Comprehensive
	Capital	Earnings	Loss

Beginning balance at March 31, 2011:	$-	$97,115	$(141)
Share based compensation	565	-	-
Repurchased and retired shares	(13,577)	-	-
Allocation of retirement of repurchased shares of additional paid in capital and retained earnings	13,012	(13,012)	-
Dividends declared	-	(2,781)	-
Net Income	-	4,837	-
Net change in unrealized gain on short term investments	-	-	46
Net change in unrealized gain on redemptions of long term investments	-	-	47
Ending balance at June 30, 2011:	$-	$86,159	$(48)

Shares of treasury stock purchased in the period ended June 30, 2011 totaling 1,071,607 were retired and cancelled, and shares of treasury stock purchased in the period ended June 30, 2010 totaling 37,795 were retired, and 195 shares remained as treasury stock outstanding as of June 30, 2010.

Total comprehensive income for the three months ended June 30, 2011 and 2010 is summarized below (in thousands):

	Three Months Ended
	June 30,
	2011	2010

Net income	$4,837	$7,225
Net change in unrealized gain on short term investments	46	8
Net change in unrealized gain on redemptions of long term investments	47	-
Comprehensive income	$4,930	$7,233

Note 8:  Income Taxes

For the quarters ended June 30, 2011 and 2010, the Company recorded an income tax provision for approximately $2.8 million and $4.7 million, respectively.  The effective tax rate for the quarters ended June 30, 2011 and 2010 were 36.8% and 39.3%, respectively.  The effective tax rate decrease was due to a one time tax adjustment to reconcile the remaining net operating loss carryforward (“NOL”) in June 2010.  The Company’s reconcilement of this NOL resulted in a one time tax charge of approximately $280,000, which was recognized in June 2010.

Note 9:  Subsequent Events

In July 2011, the Company repurchased approximately 342,000 of its own shares for approximately $3.8 million.  On July 29, 2011 the Board of Directors approved the issuance of approximately 91,000 restricted shares to certain employees and the outside directors of the Company. All shares which were issued are subject to a restriction or forfeiture period which will lapse ratably on the first, second, and third anniversaries of the date of the grant, and the fair value is being amortized over the the three-year restriction period.

On August 1, 2011 our Board of Directors declared a quarterly dividend of  $0.125 per share. The Board established an August 12, 2011 record date and an August 26, 2011 payment date. Based on the outstanding share balance as of August 1, 2011 the Company estimates the dividend payable to be approximately $2.6 million. The Board of Directors also approved a fourth share repurchase program of up to $20.0 million, effective immediately. This program is intended to be implemented through purchases made from time to time, in either the open market or through private transactions at the Company's discretion, subject to market conditions conditions and other factors, in accordance with Securities and Exchange Commission requirements. The Company still has approximately $299,000 remaining from its third $20.0 million repurchase plan, under which the Company has already repurchased approximately 1.6 million shares for approximately $19.7 million, an average of $12.54 per share.

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

The Company markets its products through national television, online, and direct mail/print advertising campaigns which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases.  Approximately 73% of all sales were generated via the Internet for the three months ended June 30, 2011, compared to 70% for the quarter ending June 30, 2010.  The Company’s sales consist of products sold mainly to retail consumers.  The Company’s sales returns average was approximately 1.5% and 1.6% of sales for the quarters ended on June 30, 2011 and 2010, respectively.  The three-month average purchase was approximately $80 and $82 per order for the quarters ended on June 30, 2011 and 2010, respectively.

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

Revenue recognition

The Company generates revenue by selling pet medication products and pet supplies primarily to retail consumers.  The Company’s policy is to recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the customer.  Outbound shipping and handling fees are included in sales and are billed upon shipment.  Shipping expenses are included in cost of sales.  The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days.  Credit card sales minimize accounts receivable balances relative to sales.  The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks.  The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends.  The allowance for doubtful accounts was approximately $7,000 for both the quarters ended June 30, 2011 and 2010.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method.  The Company writes down its inventory for estimated obsolescence.  The inventory reserve was approximately $65,000 and $40,000 for the quarters ended June 30, 2011 and 2010, respectively.

Advertising

The Company’s advertising expense consists primarily of television advertising, Internet marketing, and direct mail/print advertising.  Television advertising costs are expensed as the advertisements are televised.  Internet costs are expensed in the month incurred and direct mail/print advertising costs are expensed when the related catalogs, brochures, and postcards are produced, distributed, or superseded.

Accounting for income taxes

The Company accounts for income taxes under the provisions of ASC Topic 740 (“Accounting for Income Taxes”), which generally requires recognition of deferred tax assets and liabilities for the expected future tax benefits or consequences of events that have been included in the Consolidated Financial Statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting carrying values and the tax bases of assets and liabilities, and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse.

Results of Operations

The following should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein.  The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended
	June 30,
	2011	2010

Sales	100.0%	100.0%
Cost of sales	67.2	63.4

Gross profit	32.8	36.6

Operating expenses:
General and administrative	8.3	8.3
Advertising	13.7	11.9
Depreciation	0.5	0.5
Total operating expenses	22.5	20.7

Income from operations	10.3	15.9

Total other income	0.1	0.1

Income before provision for income taxes	10.4	16.0

Provision for income taxes	3.8	6.3

Net income	6.6%	9.7%

Three Months Ended June 30, 2011 Compared With Three Months Ended June 30, 2010

Sales

Sales decreased by approximately $791,000, or 1.1%, to approximately $73.6 million for the quarter ended June 30, 2011, from approximately $74.4 million for the quarter ended June 30, 2010.  The decrease in sales for the three months ended June 30, 2011 was primarily due to decreased reorder sales, offset by increased new order sales. The decrease in reorder sales may be attributed to a reduction in the average order size, due to a more aggressive flea and tick product pricing strategy and increased competition.  The Company acquired approximately 226,000 new customers for the quarter ended June 30, 2011, compared to approximately 220,000 new customers for the same period the prior year.  The following chart illustrates sales by various sales classifications:

	Three Months Ended June 30,
Sales (In thousands)	2011	%	2010	%	$ Variance	% Variance

Reorder Sales	$56,619	77.0%	$57,622	77.5%	$(1,003)	-1.7%
New Order Sales	$16,959	23.0%	$16,747	22.5%	$212	1.3%

Total Net Sales	$73,578	100.0%	$74,369	100.0%	$(791)	-1.1%

Internet Sales	$54,062	73.5%	$52,298	70.3%	$1,764	3.4%
Contact Center Sales	$19,516	26.5%	$22,071	29.7%	$(2,555)	-11.6%

Total Net Sales	$73,578	100.0%	$74,369	100.0%	$(791)	-1.1%

Sales may be adversely affected in fiscal 2012 due to increased competition and consumers giving more consideration to price and trading down to less expensive brands, including generics, some of which we may not carry.  In response to these trends, the Company implemented a more aggressive pricing strategy combined with increased advertising while continuing to expand our product offerings, including both generics and pet supplies.  This more aggressive pricing strategy has resulted in a decrease to gross profit margins, and no guarantees can be made that the Company’s efforts will be successful, or that sales will grow in the future.

The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm, and flea and tick medications.  For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2011, the Company’s sales were approximately 32%, 26%, 20%, and 22%, respectively.

Cost of sales

Cost of sales increased by approximately $2.4 million, or 4.9%, to approximately $49.5 million for the quarter ended June 30, 2011, from approximately $47.1 million for the quarter ended June 30, 2010.  The increase in cost of sales is directly related to increased product costs in the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010.  As a percent of sales, the cost of sales was 67.2% and 63.4% for the quarters ended June 30, 2011 and 2010, respectively.  The percentage increase can be mainly attributed to more aggressive sales pricing and increases in our product costs.

Gross profit

Gross profit decreased by approximately $3.1 million, or 11.4%, to approximately $24.1 million for the quarter ended June 30, 2011, from approximately $27.2 million for the quarter ended June 30, 2010.  Gross profit as a percentage of sales was 32.8% and 36.6% for the three months ended June 30, 2011 and 2010, respectively.  The percentage decrease can be mainly attributed to more aggressive sales pricing and increases in our product costs.

General and administrative expenses

General and administrative expenses decreased by approximately $103,000, or 1.7%, to approximately $6.1 million for the quarter ended June 30, 2011, from approximately $6.2 million for the quarter ended June 30, 2010.  The decrease in general and administrative expenses for the three months ended June 30, 2011 was primarily due to the following: a $109,000 decrease in professional fees, with the majority of the decrease relating to legal fees; a $53,000 decrease to payroll expenses related to a reduction of employees in the customer care, pharmacy, and warehouse departments, offset by an increase in stock compensation; and a $50,000 decrease in other expenses, including license, telephone, office and travel expenses.  Offsetting the decrease was a $52,000 increase in property expenses related to our website, and a $57,000 increase in other expenses, including insurance expense, bad debt expense, and bank service fees.

Advertising expenses

Advertising expenses increased by approximately $1.3 million, or 14.3%, to approximately $10.1 million for the quarter ended June 30, 2011, from approximately $8.8 million for the quarter ended June 30, 2010.  The increase in advertising expenses for the quarter can be mainly attributed to a more aggressive advertising strategy during the quarter.  The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $45 for the quarter ended June 30, 2011, compared to $40 for the quarter ended June 30, 2010.  Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, increased advertising spending, and price competition.  Historically, the advertising environment fluctuates due to supply and demand.  A more favorable advertising environment may positively impact future new order sales, whereas a less favorable advertising environment may negatively impact future new order sales.  As a percentage of sales, advertising expense was 13.7% and 11.9% for the quarters ended June 30, 2011 and 2010, respectively.  The increase in advertising expense as a percentage of total sales for the quarter ended June 30, 2011 can be attributed to decreased sales and increased new customer acquisition costs due to a reduction in response rates, as a result of increased competition.  The Company currently anticipates advertising as a percentage of sales to be approximately 13% for fiscal 2012.  However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.  For the fiscal year ended March 31, 2011, quarterly advertising expenses as a percentage of sales ranged between 10% and 14%.

Depreciation

Depreciation expenses decreased by approximately $9,000, or 2.5%, to approximately $341,000 for the quarter ended June 30, 2011, from approximately $350,000 for the quarter ended June 30, 2010.  This decrease to depreciation expense for the quarter ended June 30, 2011 can be attributed to a reduction in new property and equipment additions.

Other income

Other income increased by approximately $17,000, or 24.8%, to approximately $85,000 for the quarter ended June 30, 2011 from approximately $69,000 for the quarter ended June 30, 2010.  The increase to other income can be primarily attributed to increased interest income.  Interest income may decrease in the future as the Company utilizes its cash balances on its current $20.0 million share repurchase plan, with approximately $4.1 million remaining as of June 30, 2011, on any quarterly dividend payment, or on its operating activities.

Provision for income taxes

For the quarters ended June 30, 2011 and 2010, the Company recorded an income tax provision for approximately $2.8 million and $4.7 million, respectively.  The effective tax rate for the quarters ended June 30, 2011 and 2010 were 36.8% and 39.3%, respectively.  The effective tax rate decrease was due to a one time tax adjustment to reconcile the remaining net operating loss carryforward (“NOL”) in June 2010.  The Company’s reconcilement of this NOL resulted in a one time tax charge of approximately $280,000, which was recognized in June 2010.  The Company estimates its effective tax rate will be approximately 37.0% for fiscal 2012.

Liquidity and Capital Resources

         The Company’s working capital at June 30, 2011 and March 31, 2011 was $77.7 million and $80.6 million, respectively.  The $2.9 million decrease in working capital was primarily attributable to share repurchases and dividends paid during the quarter, offset by cash flow generated from operations.  Net cash provided by operating activities was $8.5 million and $26.5 million for the three months ended June 30, 2011 and 2010, respectively. This change can be attributed to an increase in the Company's inventory balance due to buying opportunities during the quarter, compared to a decrease in the Company's inventory balance for the same period in the prior year.  Net cash provided by investing activities was $7.5 million for the three months ended June 30, 2011, compared to cash used in investing activities of $10.1 million for the three months ended June 30, 2010.  This change can be attributed to a decrease in the Company’s long term investments during the quarter, compared to an increase in the Company’s short term investments for the same period in the prior year.  Net cash used in financing activities was $16.3 million for the quarter ended June 30, 2011, compared to $2.6 million for the same period in the prior year.  This change was primarily due to the Company repurchasing approximately 1.1 million shares of its common stock for approximately $13.6 million for the three months ended June 30, 2011, compared to the Company repurchasing 37,990 shares of its common stock for approximately $671,000 for the same period in the prior year.  During the quarter the Company paid approximately $2.8 million in dividends, compared to $2.3 million in dividends for the same period in the prior year.  As of June 30, 2011 the Company had approximately $4.1 million remaining under the Company’s share repurchase plan.  Subsequent to June 30, 2011, the Company repurchased 342,000 of its own shares for approximately $3.8 million, averaging approximately $11.18 per share.  On August 1, 2011 our Board of Directors declared a $0.125 per share dividend.  The Board established an August 12, 2011 record date and an August 26, 2011 payment date.  Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan, on quarterly dividends, or on its operating activities.

The Company had $4.8 million, at par, invested in ARS which were classified as long term investments in our financial statements as of June 30, 2011.  During the quarter ended June 30, 2011 the Company liquidated $7.7 million of our ARS, at par.  Our ARS investments are not mortgage-backed based but are municipal-based and the securities underlying the ARS are currently rated AAA, the highest rating available by a rating agency.  Our ARS consist of closed-end fund preferred ARS, whose interest rates are reset, typically every seven to twenty-eight days.  The fair value of our ARS was based upon a valuation assessment by an outside third party, which was conducted in April 2011.  The Company recorded an unrealized recovery of $47,000 during the quarter ended June 30, 2011 within accumulated other comprehensive loss, based upon an assessment of the fair value of these ARS.  The $64,000 impairment, a reduction from the $110,000 balance at March 31, 2011, was recorded as temporary due to the fact that the Company has both the ability and intent to hold these securities until anticipated recovery or maturity.  However, it could take until the final maturity or issuer refinancing of the underlying debt for us to realize the recorded value of our investments in these securities.  If the issuers of our ARS are unable to successfully close future auctions or redeem or refinance the securities and their credit ratings deteriorate, we may in the future be required to record an additional impairment charge on these investments, or may need to sell these securities on a secondary market.  Although we believe we will be able to liquidate our investments in these securities without any significant loss, the timing and financial impact of such an outcome is uncertain.  Based on our expected cash expenditures, our cash and cash equivalents balance, and other potential sources of cash, we do not anticipate that the potential lack of liquidity of these investments in the near term will adversely affect our ability to execute our current business plan.

As of June 30, 2011 the Company had no outstanding lease commitments except for the lease for its 65,300 square foot facility.  We are not currently bound by any long or short term agreements for the purchase or lease of capital expenditures.  Any amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any increase in our business.  To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Presently, we have approximately $400,000 forecasted for capital expenditures for the remainder of fiscal 2012, which will be funded through cash from operations.  The Company’s source of working capital includes cash from operations and the exercise of stock options.  The Company presently has no need for alternative sources of working capital, and has no commitments or plans to obtain additional capital.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2011.

Cautionary Statement Regarding Forward-Looking Information

Certain information in this Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  You can identify these forward-looking statements by the words “believes,” “intends,” “expects,” “may,” “will,” “should,” “plans,” “projects,” “contemplates,” “intends,” “budgets,” “predicts,” “estimates,” “anticipates,” or similar expressions.  These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us.  Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions.  Actual future results may differ significantly from the results discussed in the forward-looking statements.  A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report.   When used in this quarterly report on Form 10-Q, “PetMed Express,” “1-800-PetMeds,” “PetMeds,” “PetMed,” “PetMeds.com,” “PetMed.com,” “PetMed Express.com,” “the Company,”  “we,” “our,” and “us” refers to PetMed Express, Inc. and our subsidiaries.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices.  Our financial instruments include cash and cash equivalents, short and long term investments, accounts receivable, and accounts payable.  The book values of cash equivalents, short and long term investments, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments.  Interest rates affect our return on excess cash and investments.  As of June 30, 2011, we had $49.4 million in cash and cash equivalents, $10.2 million in short term investments, and $4.8 million in long term investments.  A majority of our cash and cash equivalents and investments generate interest income based on prevailing interest rates.

A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments.  It would also impact the market value of our investments.  Our investments are subject to market risk, primarily interest rate and credit risk.  Our investments are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors.  Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our investments to high-quality debt instruments with both short and long term maturities.  We do not hold any derivative financial instruments that could expose us to significant market risk.  At June 30, 2011, we had no debt obligations.

ITEM 4.   CONTROLS AND PROCEDURES.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended June 30, 2011, the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective such that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act: (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  There have been no significant changes made in our internal controls over financial reporting or in other factors that could significantly affect, or are reasonably likely to materially affect, our internal controls over financial reporting during the period covered by this report.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock.  Please refer to our annual report on Form 10-K for fiscal year 2011 for additional information concerning these and other uncertainties that could negatively impact the Company.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not make any sales of unregistered securities during the first quarter of fiscal 2012.

Issuer Purchases of Equity Securities

This table provides information with respect to purchases by the Company of shares of common stock during the three months ended June 30, 2011:

Month / Year	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program

April 2011 (April 1, 2011 to April 30, 2011)	-	$-	-	$17,704,366

May 2011 (May 1, 2011 to May 31, 2011)	694,807	$13.01	9,038,306	$8,666,060

June 2011 (June 1, 2011 to June 30, 2011)	376,800	$12.05	4,539,227	$4,126,833

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     REMOVED AND RESERVED.

None.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS

The following exhibits are filed as part of this report.

31.1
Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2011, Commission File No. 000-28827).

31.2
Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2011, Commission File No. 000-28827).

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2011, Commission File No. 000-28827).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.
      (The “Registrant”)

Date: August 1, 2011

By:	/s/ Menderes Akdag
Menderes Akdag

Chief Executive Officer and President
(principal executive officer)

By:	/s/ Bruce S. Rosenbloom
Bruce S. Rosenbloom

Chief Financial Officer
(principal financial and accounting officer)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

PETMED EXPRESS, INC

FORM 10-Q

FOR THE QUARTER ENDED:

JUNE 30, 2011

EXHIBITS

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