Form 10-Q
period 2011-09-30
PETMED EXPRESS INC
filed 2011-11-01
CIK 1040130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,337,941 Common Shares, $.001 par value per share at November 1, 2011.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	March 31,
	2011	2011
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$47,138	$49,660
Short term investments - available for sale	10,266	10,116
Accounts receivable, less allowance for doubtful accounts of $4 and $6, respectively	1,433	1,985
Inventories - finished goods	19,114	25,140
Prepaid expenses and other current assets	1,959	1,036
Deferred tax assets	914	1,003
Prepaid income taxes	690	664
Total current assets	81,514	89,604

Long term investments	2,689	12,390
Property and equipment, net	2,910	3,433
Intangible asset	860	860

Total assets	$87,973	$106,287

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,409	$6,452
Accrued expenses and other current liabilities	2,286	2,509
Total current liabilities	8,695	8,961

Deferred tax liabilities	346	321

Total liabilities	9,041	9,282

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.001 par value, 5,000 shares authorized; 3 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized; 20,556 and 22,331 shares issued and outstanding, respectively	21	22
Retained earnings	79,825	97,115
Less: treasury stock, at cost; 100 and 0 shares, respectively	(924)	-
Accumulated other comprehensive gain (loss)	1	(141)

Total shareholders’ equity	78,932	97,005

Total liabilities and shareholders’ equity	$87,973	$106,287

 See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Sales	$58,225	$61,245	$131,803	$135,614
Cost of sales	38,291	38,915	87,759	86,058

Gross profit	19,934	22,330	44,044	49,556

Operating expenses:
General and administrative	5,604	5,713	11,708	11,921
Advertising	7,904	8,575	18,004	17,415
Depreciation	346	315	687	665
Total operating expenses	13,854	14,603	30,399	30,001

Income from operations	6,080	7,727	13,645	19,555

Other income:
Interest income, net	72	101	158	167
Other, net	64	30	63	33
Total other income	136	131	221	200

Income before provision for income taxes	6,216	7,858	13,866	19,755

Provision for income taxes	2,286	2,881	5,099	7,552

Net income	$3,930	$4,977	$8,767	$12,203

Net income per common share:
Basic	$0.19	$0.22	$0.41	$0.54
Diluted	$0.19	$0.22	$0.41	$0.54

Weighted average number of common shares outstanding:
Basic	20,642	22,616	21,142	22,668
Diluted	20,710	22,741	21,238	22,804

Cash dividends declared per common share	$0.125	$0.125	$0.250	$0.225

  See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Six Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$8,767	$12,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	687	665
Share based compensation	1,127	1,044
Deferred income taxes	114	511
Bad debt expense	25	20
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Accounts receivable	527	625
Inventories - finished goods	6,026	14,328
Prepaid income taxes	(26)	(1,391)
Prepaid expenses and other current assets	(923)	(1,049)
Accounts payable	86	(287)
Accrued expenses and other current liabilities	(215)	9
Net cash provided by operating activities	16,195	26,678

Cash flows from investing activities:
Net change in investments	9,693	(10,054)
Purchases of property and equipment	(293)	(303)
Net cash provided by (used in) investing activities	9,400	(10,357)

Cash flows from financing activities:
Dividends paid	(5,404)	(5,121)
Purchases of treasury stock	(22,642)	(4,213)
Tax adjustment related to restricted stock	(71)	-
Proceeds from the exercise of stock options	-	252
Tax benefit related to stock options exercised	-	124
Net cash used in financing activities	(28,117)	(8,958)

Net (decrease) increase in cash and cash equivalents	(2,522)	7,363
Cash and cash equivalents, at beginning of period	49,660	53,143

Cash and cash equivalents, at end of period	$47,138	$60,506

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$5,083	$8,308

Property and equipment purchases in accounts payable	$-	$259

Dividends payable in accrued expenses	$135	$90

  See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:  Summary of Significant Accounting Policies

Organization

PetMed Express, Inc. and subsidiaries, d/b/a 1-800-PetMeds (the “Company”), is a leading nationwide pet pharmacy.  The Company markets prescription and non-prescription pet medications, health products, and pet supplies for dogs and cats direct to the consumer.  The Company offers consumers an attractive alternative for obtaining pet medications in terms of convenience, price, and speed of delivery.  The Company markets its products through national television, online, and direct mail/print advertising campaigns, which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases.  The majority of the Company’s sales are to residents in the United States.  The Company’s executive offices are located in Pompano Beach, Florida.  The Company’s fiscal year end is March 31, and references herein to Fiscal 2012 or 2011 refer to the Company’s fiscal years ending March 31, 2012 and 2011, respectively.

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at September 30, 2011, the Statements of Income for the three and six months ended September 30, 2011 and 2010, and Cash Flows for the six months ended September 30, 2011 and 2010.  The results of operations for the three and six months ended September 30, 2011 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2012.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2011.  The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries.  All significant intercompany transactions have been eliminated upon consolidation.

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
	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Net income (numerator):
Net income	$3,930	$4,977	$8,767	$12,203
Shares (denominator):
Weighted average number of common shares outstanding used in basic computation	20,642	22,616	21,142	22,668
Common shares issuable upon exercise of stock options and vesting of restricted stock	58	115	86	126
Common shares issuable upon conversion of preferred shares	10	10	10	10
Shares used in diluted computation	20,710	22,741	21,238	22,804
Net income per common share:
Basic	$0.19	$0.22	$0.41	$0.54
Diluted	$0.19	$0.22	$0.41	$0.54

At September 30, 2011 and 2010, all common restricted stock and stock options were included in the diluted net income per common share computation as their exercise prices were less than the average market price of the common shares for the period.

Note 3:  Accounting for Stock-Based Compensation

The Company records compensation expense associated with stock options and restricted stock in accordance with ASC Topic 718 (“Share Based Payment”).  The Company adopted the modified prospective transition method provided under ASC Topic 718.   The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of general and administrative expenses.  The Company had no stock options outstanding under the PetMed Express, Inc. 1998 Stock Option Plan (“1998 Plan”) as of September 30, 2011, and 13,332 options outstanding at September 30, 2010.  No options have been issued since May 2005 and there was no unrecognized compensation expense related to vested stock option awards.  The 1998 Plan expired on July 31, 2008.  There were no stock option exercises for the quarter ended September 30, 2011.  For the six months ended September 30, 2010 the Company received $252,000 upon the exercise of stock options and the income tax benefit from stock options exercised totaled approximately $124,000 for the six months ended September 30, 2010.  The Company had 542,377 restricted common shares issued under the 2006 Employee Equity Compensation Restricted Stock Plan (“Employee Plan”) and 152,000 restricted common shares issued under the 2006 Outside Director Equity Compensation Restricted Stock Plan (“Director Plan”) at September 30, 2011, all shares of which were issued subject to a restriction or forfeiture period which will lapse ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period.  In July 2011 the Board of Directors approved the issuance of approximately 91,000 restricted shares to certain employees and the outside directors of the Company.  For the quarters ended September 30, 2011 and 2010, the Company recognized $561,000 and $521,000, respectively, of compensation expense related to the Employee and Director Plans.  For the six months ended September 30, 2011 and 2010, the Company recognized $1.1 million and $1.0 million, respectively, of compensation expense related to the Employee and Director Plans.  At September 30, 2011 and 2010, there was $3.6 million and $4.9 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the next three years.

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

	September 30,	March 31,
Investments (In thousands)	2011	2011
Short term investments	10,266	10,116
Long term investments	2,689	12,390
Total investments	$12,955	$22,506

The long term investment balances consist of ARS investments.  Our ARS consist of closed-end fund preferred ARS, with interest rates that reset, typically every seven to twenty-eight days. These ARS are currently rated AAA, the highest rating available by a rating agency. The fair value of our ARS investments was assessed by management with the assistance of an outside third party, which was conducted during the fourth quarter of fiscal 2011.  Subsequently, during the quarter ended September 30, 2011, the Company was able to liquidate approximately $2.1 million of its ARS investments, at par.  As of September 30, 2011, the Company held $2.7 million in ARS, at par, which were classified as long term investments and the Company recorded an unrealized recovery of approximately $27,000 for the quarter then ended.  As of September 30, 2011, cumulative losses of $36,000 were recognized within the accumulated other comprehensive loss account.  The approximately $36,000 impairment was recorded as temporary due to the fact that the Company has the intent and the ability to hold these securities until anticipated recovery or maturity, and does expect to fully recover the cost basis of the investment.

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
		Fair Value Measurement at September 30, 2011 Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
(In thousands)	2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents - money market funds	$47,138	$47,138	$-	$-
Short term investments - bond mutual funds	10,266	10,266	-	-
Long term investments - auction rate securities	2,689	-	-	2,689
	$60,093	$57,404	$-	$2,689

The following table is a reconciliation of financial assets measured at fair value using unobservable inputs (Level 3) during the quarter ended September 30, 2011:
Auction Rate
Securities
Quarter Ended
(In thousands)	September 30, 2011
Balance, beginning of period	$4,761
Redemption of securities	(2,099)
Recovery of valuation	27
Balance, end of period	$2,689

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

As of September 30, 2011, the Company held $2.7 million in ARS, at par, which were classified as long term investments and the Company recorded an unrealized recovery of $27,000 for the quarter then ended.  As of September 30, 2011, cumulative losses of $36,000 were recognized within the accumulated other comprehensive loss account, based upon an assessment by the outside third party appraisal firm.  The $36,000 impairment was recorded as temporary due to the fact that the Company has the intent and the ability to hold these securities until anticipated recovery or maturity, and does expect to fully recover the cost basis of the investment.

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

Note 7:  Changes in Stockholders’ Equity and Comprehensive Income:

Changes in stockholders’ equity for the six months ended September 30, 2011 is summarized below (in thousands):

			Accumulated
	Additional		Other
	Paid-In	Retained	Comprehensive
	Capital	Earnings	Loss
Beginning balance at March 31, 2011:	$-	$97,115	$(141)
Share based compensation	1,127	-	-
Repurchased and retired shares	(21,717)	-	-
Allocation of retirement of repurchased shares of additional paid in capital and retained earnings	20,661	(20,661)	-
Dividends declared	-	(5,396)	-
Net Income	-	8,767	-
Tax adjustment related to restricted stock	(71)
Net change in unrealized gain on short term investments	-	-	68
Net change in unrealized gain on redemptions of long term investments	-	-	74
Ending balance at September 30, 2011:	$-	$79,825	$1

In July 2011 the Board of Directors approved a fourth share repurchase program of up to $20.0 million.  This program is intended to be implemented through purchases made from time to time, in either the open market or through private transactions at the Company’s discretion, subject to market conditions and other factors, in accordance with Securities and Exchange Commission requirements.  During the quarter ended September 30, 2011 the Company repurchased approximately 894,000 shares of its common stock for approximately $9.1 million, compared to the Company repurchasing approximately 222,000 shares of its common stock for approximately $3.5 million for the same period in the prior year.

The Company repurchased approximately 2.0 million shares of its common stock for approximately $22.6 million for the six months ended September 30, 2011, compared to the Company repurchasing 260,000 shares of its common stock for approximately $4.2 million for the six months ended September 30, 2010.  Shares of treasury stock purchased in the six months ended September 30, 2011 totaling approximately 1.9 million were retired and cancelled, and approximately 100,000 shares remained as treasury stock outstanding as of September 30, 2011.  Shares of treasury stock purchased in the six months ended September 30, 2010 totaling approximately 260,000 had been retired and cancelled.  As of September 30, 2011 the Company had approximately $15.1 million remaining under the Company’s share repurchase plan.

Total comprehensive income for the three and six months ended September 30, 2011 and 2010 is summarized below (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$3,930	$4,977	$8,767	$12,203
Net change in unrealized gain on short term investments	22	34	68	42
Net change in unrealized gain (loss) on redemptions of long term investments	27	(11)	74	(11)
Comprehensive income	$3,979	$5,000	$8,909	$12,234

Note 8:  Income Taxes

For the quarters ended September 30, 2011 and 2010, the Company recorded an income tax provision for approximately $2.3 million and $2.9 million, respectively.  The effective tax rate for the quarters ended September 30, 2011 and 2010 were 36.8% and 36.7%, respectively.  For the six months ended September 30, 2011 and 2010, the Company recorded an income tax provision for approximately $5.1 million and $7.6 million, respectively.  The effective tax rate for the six months ended September 30, 2011 and 2010 were 36.8% and 38.2%, respectively.  The effective tax rate decrease for the six months was due to a one-time tax adjustment, which was recognized in the prior year, to reconcile the remaining net operating loss carryforward for the six months ended September 30, 2010.

Note 9:  Subsequent Events

In October 2011, the Company repurchased approximately 118,000 of its own shares for approximately $1.0 million.  On October 31, 2011 our Board of Directors declared a quarterly dividend of $0.125 per share.  The Board established a November 11, 2011 record date and a November 25, 2011 payment date.  Based on the outstanding share balance as of November 1, 2011 the Company estimates the dividend payable to be approximately $2.5 million.

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

The Company markets its products through national television, online, and direct mail/print advertising campaigns which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases.  Approximately 74% of all sales were generated via the Internet for the quarter ended September 30, 2011, compared to 72% for the quarter ended September 30, 2010.  The Company’s sales consist of products sold mainly to retail consumers.  The Company’s sales returns average was approximately 1.6% and 1.5% of sales for the quarters ended September 30, 2011 and 2010, respectively.  The three-month average purchase was approximately $76 and $79 per order for the quarters ended September 30, 2011 and 2010, respectively, and the six-month average purchase was approximately $78 and $81 per order for the six months ended September 30, 2011 and 2010, respectively.

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

Revenue recognition

The Company generates revenue by selling pet medication products and pet supplies primarily to retail consumers.  The Company’s policy is to recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the customer.  Outbound shipping and handling fees are included in sales and are billed upon shipment.  Shipping expenses are included in cost of sales.  The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days.  Credit card sales minimize accounts receivable balances relative to sales.  The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks.  The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends.  The allowance for doubtful accounts was approximately $4,000 for both the quarters ended September 30, 2011 and 2010.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method.  The Company writes down its inventory for estimated obsolescence.  The inventory reserve was approximately $48,000 and $37,000 as of the quarters ended September 30, 2011 and 2010, respectively.

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

Results of Operations

The following should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein.  The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.8	63.5	66.6	63.5

Gross profit	34.2	36.5	33.4	36.5

Operating expenses:
General and administrative	9.6	9.4	8.9	8.8
Advertising	13.6	14.0	13.6	12.8
Depreciation	0.6	0.5	0.5	0.5
Total operating expenses	23.8	23.9	23.0	22.1

Income from operations	10.4	12.6	10.4	14.4

Total other income	0.2	0.2	0.2	0.2

Income before provision for income taxes	10.6	12.8	10.6	14.6

Provision for income taxes	3.9	4.7	3.9	5.6

Net income	6.7%	8.1%	6.7%	9.0%

Three Months Ended September 30, 2011 Compared With Three Months Ended September 30, 2010, and Six Months Ended September 30, 2011 Compared With Six Months Ended September 30, 2010

Sales

Sales decreased by approximately $3.0 million, or 4.9%, to approximately $58.2 million for the quarter ended September 30, 2011, from approximately $61.2 million for the quarter ended September 30, 2010.  For the six months ended September 30, 2011, sales decreased by approximately $3.8 million, or 2.8%, to approximately $131.8 million compared to $135.6 million for the six months ended September 30, 2010.  The decrease in sales for the three and six months ended September 30, 2011 was primarily due to decreased reorder and new order sales.  The decrease in sales may be attributed to a reduction in the average order size, due to more aggressive flea and tick product pricing and increased competition. The results were further impacted by the introduction of generic Frontline to the market.  Due to pending patent litigation unrelated to the Company, against one of the generic Frontline products, the Company chose not to actively participate in the generic flea and tick market, which negatively impacted sales.  The Company acquired approximately 184,000 new customers for the quarter ended September 30, 2011, compared to approximately 185,000 new customers for the same period the prior year.  For the six months ended September 30, 2011 the Company acquired approximately 410,000 new customers, compared to 404,000 new customers for the six months ended September 30, 2010.  The following chart illustrates sales by various sales classifications:

	Three Months Ended September 30,
Sales (In thousands)	2011	%	2010	%	$ Variance	% Variance
Reorder Sales	$45,477	78.1%	$47,869	78.2%	$(2,392)	-5.0%
New Order Sales	$12,748	21.9%	$13,376	21.8%	$(628)	-4.7%
Total Net Sales	$58,225	100.0%	$61,245	100.0%	$(3,020)	-4.9%
Internet Sales	$43,343	74.4%	$43,872	71.6%	$(529)	-1.2%
Contact Center Sales	$14,882	25.6%	$17,373	28.4%	$(2,491)	-14.3%
Total Net Sales	$58,225	100.0%	$61,245	100.0%	$(3,020)	-4.9%

	Six Months Ended September 30,
Sales (In thousands)	2011	%	2010	%	$ Variance	% Variance
Reorder Sales	$102,093	77.5%	$105,490	77.8%	$(3,397)	-3.2%
New Order Sales	$29,710	22.5%	$30,124	22.2%	$(414)	-1.4%
Total Net Sales	$131,803	100.0%	$135,614	100.0%	$(3,811)	-2.8%
Internet Sales	$97,404	73.9%	$96,170	70.9%	$1,234	1.3%
Contact Center Sales	$34,399	26.1%	$39,444	29.1%	$(5,045)	-12.8%
Total Net Sales	$131,803	100.0%	$135,614	100.0%	$(3,811)	-2.8%

Sales may be adversely affected in fiscal 2012 due to increased competition and consumers giving more consideration to price and trading down to less expensive brands, including generics, some of which we may not carry.  In response to these trends, the Company implemented a more aggressive pricing strategy combined with expanding our product offerings, including both generics and pet supplies.  This more aggressive pricing strategy has resulted in a decrease to gross profit margins, and no guarantees can be made that the Company’s efforts will be successful, or that sales will grow in the future.  The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm, and flea and tick medications.  For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2011, the Company’s sales were approximately 32%, 26%, 20%, and 22%, respectively.

Cost of sales

Cost of sales decreased by approximately $625,000, or 1.6%, to approximately $38.3 million for the quarter ended September 30, 2011, from approximately $38.9 million for the quarter ended September 30, 2010.  For the six months ended September 30, 2011, cost of sales increased by approximately $1.7 million, or 2.0%, to approximately $87.8 million compared to $86.1 million for the same period in the prior year.  The decrease to cost of sales for the quarter ended September 30, 2011 is directly related to decreased sales, and the increase to cost of sales for the six months ended September 30, 2011 can be related to increased product costs in the period, compared to the same period in the prior year.  Cost of sales as a percent of sales was 65.8% and 63.5% for the quarters ended September 30, 2011 and 2010, respectively, and for the six months ended September 30, 2011 and 2010 the cost of sales was 66.6% and 63.5, respectively.  The percentage increases can be mainly attributed to more aggressive sales pricing and increases in our product costs.

Gross profit

Gross profit decreased by approximately $2.4 million, or 10.7%, to approximately $19.9 million for the quarter ended September 30, 2011, from approximately $22.3 million for the quarter ended September 30, 2010.  For the six months ended September 30, 2011 gross profit decreased by approximately $5.6 million, or 11.1%, to approximately $44.0 million, compared to $49.6 million for the same period in the prior year.  Gross profit as a percentage of sales was 34.2% and 36.5% for the three months ended September 30, 2011 and 2010, respectively, and for the six months ended September 30, 2011 and 2010, gross profit was 33.4% and 36.5%, respectively.  The percentage decreases can be mainly attributed to more aggressive sales pricing and increases in our product costs.

General and administrative expenses

General and administrative expenses decreased by approximately $108,000, or 1.9%, to approximately $5.6 million for the quarter ended September 30, 2011, from approximately $5.7 million for the quarter ended September 30, 2010.  For the six months ended September 30, 2011, general and administrative expenses decreased by approximately $212,000, or 1.8%, to approximately $11.7 million from approximately $11.9 million for the six months ended September 30, 2010.  The decrease in general and administrative expenses for the three months ended September 30, 2011 was primarily due to the following: a $59,000 decrease in bank service fees which is directly attributable to the decrease in sales for the period; a $55,000 decrease in professional fees, with the majority of the decrease relating to pharmacy and legal fees; a $29,000 decrease to payroll expenses related to a reduction of employees in the customer care, pharmacy, and warehouse departments, offset by an increase in stock compensation; and a $46,000 decrease in other expenses, including telephone, office and bad debt expenses.  Offsetting the decrease was a $71,000 increase in property expenses related to our website, and a $10,000 increase in insurance expenses.

The decrease in general and administrative expenses for the six months ended September 30, 2011 was primarily due to the following: a $164,000 decrease in professional fees, with the majority of the decrease relating to pharmacy and legal fees; a $82,000 decrease to payroll expenses related to a reduction of employees in the customer care, pharmacy, and warehouse departments, offset by an increase in stock compensation; a $49,000 decrease in bank service fees which is directly attributable to the decrease in sales for the period; a $90,000 decrease in other expenses, including telephone, license, office and travel expenses.  Offsetting the decrease was a $123,000 increase in property expenses related to our website, and a $50,000 increase in other expenses including insurance and bad debt expenses.

Advertising expenses

Advertising expenses decreased by approximately $670,000, or 7.8%, to approximately $7.9 million for the quarter ended September 30, 2011, from approximately $8.6 million for the quarter ended September 30, 2010.  For the six months ended September 30, 2011, advertising expenses increased by approximately $589,000, or 3.4%, to approximately $18.0 million compared to advertising expenses of approximately $17.4 million for the six months ended September 30, 2010.  The advertising expenses for the quarter were reduced due to lower response rates to advertising in the first part of the September quarter.  The increase in advertising expenses for the six months ended September 30, 2011 can be mainly attributed to a more aggressive advertising strategy during the period.

The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, decreased to $43 for the quarter ended September 30, 2011, compared to $46 for the quarter ended September 30, 2010.  For the six months ended September 30, 2011 the advertising costs of acquiring a new customer increased to $44, compared to $43 for the same period in the prior year.  Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, increased advertising spending, and price competition.  Historically, the advertising environment fluctuates due to supply and demand.  A more favorable advertising environment may positively impact future new order sales, whereas a less favorable advertising environment may negatively impact future new order sales.

As a percentage of sales, advertising expense was 13.6% and 14.0% for the quarters ended September 30, 2011 and 2010, respectively, and for the six months ended September 30, 2011 and 2010 adverting expense was 13.6% and 12.8%, respectively.  The decrease in advertising expense as a percentage of total sales for the quarter ended September 30, 2011 can be attributed to a reduction in advertising expenses in the quarter.  The increase in advertising expense as a percentage of total sales for the six months ended September 30, 2011 can be attributed to decreased sales and increased new customer acquisition costs due to a reduction in response rates, as a result of increased competition.  The Company currently anticipates advertising as a percentage of sales to be approximately 13% for fiscal 2012.  However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.  For the fiscal year ended March 31, 2011, quarterly advertising expenses as a percentage of sales ranged between 10% and 14%.

Depreciation

Depreciation expenses increased by approximately $31,000, or 9.7%, to approximately $346,000 for the quarter ended September 30, 2011, from approximately $315,000 for the quarter ended September 30, 2010.  For the six months ended September 30, 2011 depreciation expenses increased by approximately $22,000, or 3.3%, to $687,000 compared to $665,000 for the same period in the prior year.  This increase to depreciation expense for the quarter ended September 30, 2011 can be attributed to new property and equipment additions.

Other income

Other income increased by approximately $5,000, or 4.1%, to approximately $136,000 for the quarter ended September 30, 2011 from approximately $131,000 for the quarter ended September 30, 2010.  For the six months ended September 30, 2011 other income increased by approximately $21,000, or 11.2%, to $221,000 compared to $200,000 for the same period in the prior year.  The increase to other income can be primarily attributed to increases in advertising income, offset by a decrease in interest income.  Interest income may decrease in the future as the Company utilizes its cash balances on its current $20.0 million share repurchase plan, with approximately $15.1 million remaining as of September 30, 2011, on any quarterly dividend payment, or on its operating activities.

Provision for income taxes

For the quarters ended September 30, 2011 and 2010, the Company recorded an income tax provision for approximately $2.3 million and $2.9 million, respectively, and for the six months ended September 30, 2011 and 2010, the Company recorded an income tax provision of approximately $5.1 million and $7.6 million, respectively.  The effective tax rate for the quarters ended September 30, 2011 and 2010 was 36.8% and 36.7%, respectively, and for the six months ended September 30, 2011 and 2010 the effective tax rate was 36.8% and 38.2%, respectively.  The effective tax rate decrease for the six months ended September 30, 2011, was due to a one time tax adjustment, which was recognized in the prior year, to reconcile the remaining net operating loss carryforward for the six months ended September 30, 2010.  The Company estimates its effective tax rate will be approximately 37.0% for fiscal 2012.

Liquidity and Capital Resources

         The Company’s working capital at September 30, 2011 and March 31, 2011 was $72.8 million and $80.6 million, respectively.  The $7.8 million decrease in working capital was primarily attributable to share repurchases and dividends paid during the six months, offset by cash flow generated from operations.  Net cash provided by operating activities was $16.2 million and $26.7 million for the six months ended September 30, 2011 and 2010, respectively.  This change can be attributed to a decrease in the Company’s inventory balance, compared to a more significant decrease in the Company’s inventory balance for the same period in the prior year.  Net cash provided by investing activities was $9.4 million for the six months ended September 30, 2011, compared to cash used in investing activities of $10.4 million for the six months ended September 30, 2011.  This change can be attributed to a decrease in the Company’s long term investments during the period, compared to an increase in the Company’s short term investments for the same period in the prior year.  Net cash used in financing activities was $28.1 million for the six months ended September 30, 2011, compared to $9.0 million for the same period in the prior year.  This change was primarily due to the Company repurchasing approximately 2.0 million shares of its common stock for approximately $22.6 million for the six months ended September 30, 2011, compared to the Company repurchasing 260,000 shares of its common stock for approximately $4.2 million for the six months ended September 30, 2010.  During the six months ended September 30, 2011 the Company paid approximately $5.4 million in dividends, compared to $5.1 million in dividends for the same period in the prior year.  As of September 30, 2011 the Company had approximately $15.1 million remaining under the Company’s share repurchase plan.

Subsequent to September 30, 2011, the Company repurchased approximately 118,000 of its own shares for approximately $1.0 million, averaging approximately $8.83 per share.  On October 31, 2011 our Board of Directors declared a $0.125 per share dividend.  The Board established a November 11, 2011 record date and a November 25, 2011 payment date.  Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan, on quarterly dividends, or on its operating activities.

The Company had $2.7 million, at par, invested in ARS which were classified as long term investments in our financial statements as of September 30, 2011.  During the six months ended September 30, 2011 the Company liquidated $9.8 million of our ARS, at par.  Our ARS investments are not mortgage-backed based but are municipal-based and the securities underlying the ARS are currently rated AAA, the highest rating available by a rating agency.  Our ARS consist of closed-end fund preferred ARS, whose interest rates are reset, typically every seven to twenty-eight days.  The fair value of our ARS was based upon a valuation assessment by an outside third party, which was conducted in April 2011.  The Company recorded an unrealized recovery of $74,000 during the six months ended September 30, 2011 within accumulated other comprehensive loss, based upon an assessment of the fair value of these ARS.  The $36,000 impairment at September 30, 2011, a reduction from the $110,000 balance at March 31, 2011, was recorded as temporary due to the fact that the Company has both the ability and intent to hold these securities until anticipated recovery or maturity.  However, it could take until the final maturity or issuer refinancing of the underlying debt for us to realize the recorded value of our investments in these securities.  If the issuers of our ARS are unable to successfully close future auctions or redeem or refinance the securities and their credit ratings deteriorate, we may in the future be required to record an additional impairment charge on these investments, or may need to sell these securities on a secondary market.  Although we believe we will be able to liquidate our investments in these securities without any significant loss, the timing and financial impact of such an outcome is uncertain.  Based on our expected cash expenditures, our cash and cash equivalents balance, and other potential sources of cash, we do not anticipate that the potential lack of liquidity of these investments in the near term will adversely affect our ability to execute our current business plan.

As of September 30, 2011 the Company had no outstanding lease commitments except for the lease for its 65,300 square foot facility.  We are not currently bound by any long or short term agreements for the purchase or lease of capital expenditures.  Any amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any increase in our business.  To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Presently, we have approximately $300,000 forecasted for capital expenditures for the remainder of fiscal 2012, which will be funded through cash from operations.  The Company’s source of working capital is primarily from cash from operations.  The Company presently has no need for alternative sources of working capital, and has no commitments or plans to obtain additional capital.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2011.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices.  Our financial instruments include cash and cash equivalents, short and long term investments, accounts receivable, and accounts payable.  The book values of cash equivalents, short and long term investments, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments.  Interest rates affect our return on excess cash and investments.  As of September 30, 2011, we had $47.1 million in cash and cash equivalents, $10.3 million in short term investments, and $2.7 million in long term investments.  A majority of our cash and cash equivalents and investments generate interest income based on prevailing interest rates.

A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments.  It would also impact the market value of our investments.  Our investments are subject to market risk, primarily interest rate and credit risk.  Our investments are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors.  Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our investments to high-quality debt instruments with both short and long term maturities.  We do not hold any derivative financial instruments that could expose us to significant market risk.  At September 30, 2011, we had no debt obligations.

ITEM 4.   CONTROLS AND PROCEDURES.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended September 30, 2011, the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective such that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act: (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  There have been no significant changes made in our internal controls over financial reporting or in other factors that could significantly affect, or are reasonably likely to materially affect, our internal controls over financial reporting during the period covered by this report.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not make any sales of unregistered securities during the second quarter of fiscal 2012.

Issuer Purchases of Equity Securities

This table provides information with respect to purchases by the Company of shares of common stock during the three months ended September 30, 2011:

				Approximate
			Total Number of	Dollar Value of
	Total		Shares Purchased	Shares That May
	Number of	Average	as Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced	Under the
Month / Year	Purchased	Per Share	Program	Program
July 2011 (July 1, 2011 to July 31, 2011)	342,382	$11.18	342,382	$299,339
August 2011 (August 1, 2011 to August 31, 2011)	164,193	$9.87	164,193	$18,679,501
September 2011 (September 1, 2011 to September 30, 2011)	387,704	$9.33	387,704	$15,062,632

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     REMOVED AND RESERVED.

None.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS

The following exhibits are filed as part of this report.

31.1
Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2011, Commission File No. 000-28827).

31.2
Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2011, Commission File No. 000-28827).

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2011, Commission File No. 000-28827).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.
      (The “Registrant”)

Date: November 1, 2011

By:	/s/ Menderes Akdag
Menderes Akdag

Chief Executive Officer and President (principal executive officer)

By:	/s/ Bruce S. Rosenbloom
Bruce S. Rosenbloom

Chief Financial Officer (principal financial and accounting officer)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

PETMED EXPRESS, INC

FORM 10-Q

FOR THE QUARTER ENDED:

SEPTEMBER 30, 2011

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