Form 10-Q
period 2011-12-31
PETMED EXPRESS INC
filed 2012-01-31
CIK 1040130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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
Yes ☐ No ☒

       Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,337,941 Common Shares, $.001 par value per share at January 31, 2012.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,	March 31,
	2011	2011
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$41,965	$49,660
Short term investments - available for sale	10,300	10,116
Accounts receivable, less allowance for doubtful
accounts of $5 and $6, respectively	1,639	1,985
Inventories - finished goods	25,946	25,140
Prepaid expenses and other current assets	2,013	1,036
Deferred tax assets	1,216	1,003
Prepaid income taxes	102	664
Total current assets	83,181	89,604

Long term investments	1,480	12,390
Property and equipment, net	2,882	3,433
Intangible asset	860	860

Total assets	$88,403	$106,287

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$6,141	$6,452
Accrued expenses and other current liabilities	2,090	2,509
Total current liabilities	8,231	8,961

Deferred tax liabilities	359	321

Total liabilities	8,590	9,282

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 5,000 shares authorized;
3 convertible shares issued and outstanding with a
liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized;
20,338 and 22,331 shares issued and outstanding, respectively	20	22
Retained earnings	79,774	97,115
Accumulated other comprehensive gain (loss)	10	(141)

Total shareholders' equity	79,813	97,005

Total liabilities and shareholders' equity	$88,403	$106,287

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for per share amounts)(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Sales	$50,523	$45,118	$182,326	$180,732
Cost of sales	33,369	28,193	121,128	114,251

Gross profit	17,154	16,925	61,198	66,481

Operating expenses:
General and administrative	5,244	5,096	16,952	17,017
Advertising	5,449	4,444	23,453	21,859
Depreciation	359	358	1,046	1,023
Total operating expenses	11,052	9,898	41,451	39,899

Income from operations	6,102	7,027	19,747	26,582

Other income (expense):
Interest income, net	70	98	228	265
Other, net	(1)	(144)	62	(111)
Total other income (expense)	69	(46)	290	154

Income before provision for income taxes	6,171	6,981	20,037	26,736

Provision for income taxes	2,273	2,459	7,372	10,011

Net income	$3,898	$4,522	$12,665	$16,725

Net income per common share:
Basic	$0.19	$0.20	$0.61	$0.74
Diluted	$0.19	$0.20	$0.61	$0.74

Weighted average number of common shares outstanding:
Basic	20,082	22,506	20,788	22,614
Diluted	20,180	22,655	20,886	22,755

Cash dividends declared per common share	$0.125	$0.125	$0.375	$0.350

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Nine Months Ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net income	$12,665	$16,725
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,046	1,023
Share based compensation	1,686	1,606
Deferred income taxes	(175)	202
Bad debt expense	40	30
(Increase) decrease in operating assets
and increase (decrease) in liabilities:
Accounts receivable	306	1,265
Inventories - finished goods	(806)	14,179
Prepaid income taxes	562	(541)
Prepaid expenses and other current assets	(977)	(1,238)
Accounts payable	(182)	(1,532)
Accrued expenses and other current liabilities	(443)	(246)
Net cash provided by operating activities	13,722	31,473

Cash flows from investing activities:
Net change in investments	10,877	(10,104)
Purchases of property and equipment	(624)	(491)
Purchases of intangible asset	-	(10)
Net cash provided by (used in) investing activities	10,253	(10,605)

Cash flows from financing activities:
Dividends paid	(7,914)	(7,933)
Purchases of treasury stock	(23,685)	(5,225)
Tax adjustment related to restricted stock	(71)	25
Proceeds from the exercise of stock options	-	252
Tax benefit related to stock options exercised	-	124
Net cash used in financing activities	(31,670)	(12,757)

Net (decrease) increase in cash and cash equivalents	(7,695)	8,111
Cash and cash equivalents, at beginning of period	49,660	53,143

Cash and cash equivalents, at end of period	$41,965	$61,254

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$7,056	$10,254

Property and equipment purchases in accounts payable	$-	$259

Dividends payable in accrued expenses	$167	$126

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:  Summary of Significant Accounting Policies

Organization

PetMed Express, Inc. and subsidiaries, d/b/a 1-800-PetMeds (the “Company”), is a leading nationwide pet pharmacy.  The Company markets prescription and non-prescription pet medications, health products, and pet supplies for dogs and cats direct to the consumer.  The Company offers consumers an attractive alternative for obtaining pet medications in terms of convenience, price, and speed of delivery.  The Company markets its products through national television, online, and direct mail/print advertising campaigns, which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases.  The majority of the Company’s sales are to residents in the United States.  The Company’s executive offices are located in Pompano Beach, Florida.  The Company’s fiscal year end is March 31, and references herein to Fiscal 2012 or 2011 refer to the Company's fiscal years ending March 31, 2012 and 2011, respectively.

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at December 31, 2011, the Statements of Income for the three and nine months ended December 31, 2011 and 2010, and Cash Flows for the nine months ended December 31, 2011 and 2010.  The results of operations for the three and nine months ended December 31, 2011 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2012.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2011.  The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries.  All significant intercompany transactions have been eliminated upon consolidation.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Net income (numerator):
Net income	$3,898	$4,522	$12,665	$16,725
Shares (denominator):
Weighted average number of common shares
outstanding used in basic computation	20,082	22,506	20,788	22,614
Common shares issuable upon exercise
of stock options and vesting of restricted stock	88	139	88	131
Common shares issuable upon conversion
of preferred shares	10	10	10	10
Shares used in diluted computation	20,180	22,655	20,886	22,755
Net income per common share:
Basic	$0.19	$0.20	$0.61	$0.74
Diluted	$0.19	$0.20	$0.61	$0.74

At December 31, 2011 and 2010, all common restricted stock and stock options were included in the diluted net income per common share computation as their exercise prices were less than the average market price of the common shares for the period.

Note 3:  Accounting for Stock-Based Compensation

        The Company records compensation expense associated with stock options and restricted stock in accordance with ASC Topic 718 (“Share Based Payment”).  The Company adopted the modified prospective transition method provided under ASC Topic 718.   The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of general and administrative expenses.  The Company had no stock options outstanding under the PetMed Express, Inc. 1998 Stock Option Plan (“1998 Plan”) as of December 31, 2011, and 13,332 options outstanding at December 31, 2010.  No options have been issued since May 2005 and there was no unrecognized compensation expense related to vested stock option awards.  The 1998 Plan expired on July 31, 2008.  There were no stock option exercises for the quarter ended December 31, 2011.  For the nine months ended December 31, 2010 the Company received $252,000 upon the exercise of stock options and the income tax benefit from stock options exercised totaled approximately $124,000 for the nine months ended December 31, 2010.  The Company had 542,377 restricted common shares issued under the 2006 Employee Equity Compensation Restricted Stock Plan (“Employee Plan”) and 152,000 restricted common shares issued under the 2006 Outside Director Equity Compensation Restricted Stock Plan (“Director Plan”) at December 31, 2011, all shares of which were issued subject to a restriction or forfeiture period which will lapse ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period.  During the quarter ended December 31, 2011 no restricted shares were issued to any employees or outside directors of the Company.  For the quarters ended December 31, 2011 and 2010, the Company recognized $559,000 and $562,000, respectively, of compensation expense related to the Employee and Director Plans.  For the nine months ended December 31, 2011 and 2010, the Company recognized $1.7 million and $1.6 million, respectively, of compensation expense related to the Employee and Director Plans.  At December 31, 2011 and 2010, there was $3.0 million and $4.3 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the next three years.

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

	December 31,	March 31,
Investments (In thousands)	2011	2011

Short term investments	10,300	10,116
Long term investments	1,480	12,390

Total investments	$11,780	$22,506

The long term investment balances consist of ARS investments.  Our ARS consist of closed-end fund preferred ARS, with interest rates that reset, typically every seven to twenty-eight days. These ARS are currently rated AAA, the highest rating available by a rating agency. The fair value of our ARS investments was assessed by management with the assistance of an outside third party, which was conducted in April 2011.  Subsequently, during the quarter ended December 31, 2011, the Company was able to liquidate approximately $1.2 million of its ARS investments, at par.  As of December 31, 2011, the Company held $1.5 million in ARS, at par, which were classified as long term investments and the Company recorded an unrealized recovery of approximately $16,000 for the quarter then ended.  As of December 31, 2011, cumulative losses of approximately $20,000 were recognized within the accumulated other comprehensive income (loss) account.  The approximately $20,000 impairment was recorded as temporary due to the fact that the Company has the intent and the ability to hold these securities until anticipated recovery or maturity, and does expect to fully recover the cost basis of the investment.

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

		Fair Value Measurement at December 31, 2011 Using

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
(In thousands)	2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents -
money market funds	$41,965	$41,965	$-	$-
Short term investments -
bond mutual funds	10,300	10,300	-	-
Long term investments -
auction rate securities	1,480	-	-	1,480
	$53,745	$52,265	$-	$1,480

The following table is a reconciliation of financial assets measured at fair value using unobservable inputs (Level 3) during the quarter ended December 31, 2011:

Auction Rate
Securities
Quarter Ended
(In thousands)	December 31, 2011

Balance, beginning of period	$2,689
Redemption of securities	(1,225)
Recovery of valuation	16
Balance, end of period	$1,480

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

As of December 31, 2011, the Company held $1.5 million in ARS, at par, which were classified as long term investments and the Company recorded an unrealized recovery of $16,000 for the quarter then ended.  As of December 31, 2011, cumulative losses of $20,000 were recognized within the accumulated other comprehensive income (loss) account, based upon an assessment by the outside third party appraisal firm.  The $20,000 impairment was recorded as temporary due to the fact that the Company has the intent and the ability to hold these securities until anticipated recovery or maturity, and does expect to fully recover the cost basis of the investment.

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

Note 7:  Changes in Stockholders’ Equity and Comprehensive Income:

        Changes in stockholders’ equity for the nine months ended December 31, 2011 are summarized below (in thousands):

			Accumulated
	Additional		Other
	Paid-In	Retained	Comprehensive
	Capital	Earnings	Loss

Beginning balance at March 31, 2011:	$-	$97,115	$(141)
Share based compensation	1,686	-	-
Repurchased and retired shares	(23,685)	-	-
Allocation of retirement of repurchased shares of
additional paid in capital and retained earnings	22,070	(22,070)	-
Dividends declared	-	(7,936)	-
Net Income	-	12,665	-
Tax adjustment related to restricted stock	(71)
Net change in unrealized gain on short term
investments	-	-	61
Net change in unrealized gain on redemptions
of long term investments	-	-	90
Ending balance at December 31, 2011:	$-	$79,774	$10

        During the quarter ended December 31, 2011 the Company repurchased approximately 118,000 shares of its common stock for approximately $1.0 million, compared to the Company repurchasing approximately 66,000 shares of its common stock for approximately $1.0 million for the same period in the prior year.  The Company repurchased approximately 2.1 million shares of its common stock for approximately $23.7 million for the nine months ended December 31, 2011, compared to the Company repurchasing 326,000 shares of its common stock for approximately $5.2 million for the nine months ended December 31, 2010.  All 2.1 million shares of treasury stock purchased in the nine months ended December 31, 2011 were retired and cancelled.  As of December 31, 2011 the Company had approximately $14.0 million remaining under the Company’s share repurchase plan.

Total comprehensive income for the three and nine months ended December 31, 2011 and 2010 is summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Net income	$3,898	$4,522	$12,665	$16,725
Net change in unrealized gain (loss) on short term investments	(7)	(28)	61	(28)
Net change in unrealized gain (loss) on redemptions
of long term investments	16	(11)	90	(11)

Comprehensive income	$3,907	$4,483	$12,816	$16,686

Note 8:  Income Taxes

For the quarters ended December 31, 2011 and 2010, the Company recorded an income tax provision for approximately $2.3 million and $2.5 million, respectively.  The effective tax rates for the quarters ended December 31, 2011 and 2010 were 36.8% and 35.2%, respectively.  For the nine months ended December 31, 2011 and 2010, the Company recorded an income tax provision for approximately $7.4 million and $10.0 million, respectively.  The effective tax rates for the nine months ended December 31, 2011 and 2010 were 36.8% and 37.4%, respectively.  The effective tax rate increase for the quarter ended December 31, 2011 was attributed to a one-time tax benefit related to an income tax over-accrual, which was recognized in the quarter ended December 31, 2010.  The effective tax rate decrease for the nine months ended December 31, 2011, was due to a one-time tax adjustment, which was recognized in the prior year, to reconcile the remaining net operating loss carryforward.

Note 9:  Subsequent Events

On January 30, 2012 our Board of Directors declared a quarterly dividend of $0.15 per share.  The Board established a February 10, 2012 record date and a February 24, 2012 payment date.  Based on the outstanding share balance as of January 31, 2012 the Company estimates the dividend payable to be approximately $3.1 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Summary

PetMed Express was incorporated in the state of Florida in January 1996.  The Company’s common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “PETS.”  The Company began selling pet medications and other pet health products in September 1996.  In March 2010 the Company started offering for sale additional pet supplies on its website, and these items are drop shipped to customers by third party vendors. Presently, the Company’s product line includes approximately 1,200 of the most popular pet medications, health products, and supplies for dogs and cats.

        The Company markets its products through national television, online, and direct mail/print advertising campaigns which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases.  Approximately 77% of all sales were generated via the Internet for the three months ended December 31, 2011, compared to 72% for the same period ending December 31, 2010.  The Company’s sales consist of products sold mainly to retail consumers.  The Company’s sales returns average was approximately 1.5% and 1.3% for the quarters ended on December 31, 2011 and 2010, respectively.  The three-month average retail purchase was approximately $73 per order for the quarter ended December 31, 2011, compared to $77 per order for the quarter ended December 31, 2010.  The nine-month average retail purchase was approximately $77 and $80 per order for nine months ended December 31, 2011 and 2010, respectively.

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

Revenue recognition

The Company generates revenue by selling pet medication products and pet supplies mainly to retail consumers.  The Company’s policy is to recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the consumer.  Outbound shipping and handling fees are included in sales and are billed upon shipment.  Shipping expenses are included in cost of sales.  The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days.  Credit card sales minimize accounts receivable balances relative to sales.  The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks.  The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends.  At December 31, 2011 and 2010 the allowance for doubtful accounts was approximately $5,000 and $2,000, respectively.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method.  The Company writes down its inventory for estimated obsolescence.  At December 31, 2011 and 2010, the inventory reserve was approximately $65,000 and $37,000, respectively.

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

Accounting for income taxes

The Company accounts for income taxes under the provisions of ASC Topic 740 (“Accounting for Income Taxes”), which generally requires the recognition of deferred tax assets and liabilities for the expected future tax benefits or consequences of events that have been included in the Condensed Consolidated Financial Statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting carrying values and the tax bases of assets and liabilities, and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse.

Results of Operations

The following should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein.  The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.0	62.5	66.4	63.2

Gross profit	34.0	37.5	33.6	36.8

Operating expenses:
General and administrative	10.4	11.3	9.3	9.4
Advertising	10.8	9.8	12.9	12.1
Depreciation	0.7	0.8	0.6	0.6
Total operating expenses	21.9	21.9	22.8	22.1

Income from operations	12.1	15.6	10.8	14.7

Total other income (expense)	0.1	(0.1)	0.2	0.1

Income before provision for income taxes	12.2	15.5	11.0	14.8

Provision for income taxes	4.5	5.5	4.0	5.5

Net income	7.7%	10.0%	7.0%	9.3

Three Months Ended December 31, 2011 Compared With Three Months Ended December 31, 2010 and Nine Months Ended December 31, 2011 Compared With Nine Months Ended December 31, 2010

Sales

Sales increased by approximately $5.4 million, or 12.0%, to approximately $50.5 million for the quarter ended December 31, 2011, from approximately $45.1 million for the quarter ended December 31, 2010.  For the nine months ended December 31, 2011, sales increased by approximately $1.6 million, or 0.9%, to approximately $182.3 million, compared to $180.7 million for the nine months ended December 31, 2010.  The increase in sales for the three and nine months ended December 31, 2011 was primarily due to increased new order and reorder sales during the third quarter of fiscal 2012.  The increase in new order sales for the quarter may be attributed to increased advertising expenses and a decrease to customer acquisition costs.  The Company acquired approximately 150,000 new customers for the quarter ended December 31, 2011, compared to approximately 111,000 new customers for the same period the prior year.  For the nine months ended December 31, 2011, the Company acquired approximately 560,000 new customers, compared to approximately 515,000 new customers for the same period the prior year.

The following chart illustrates sales by various sales classifications:

Three Months Ended December 31,
Sales (In thousands)	2011	%	2010	%	$ Variance	% Variance

Reorder Sales	$40,451	80.1%	$37,331	82.7%	$3,120	8.4%
New Order Sales	10,072	19.9%	7,787	17.3%	2,285	29.3%
Total Net Sales	$50,523	100.0%	$45,118	100.0%	$5,405	12.0%

Internet Sales	$38,652	76.5%	$32,395	71.8%	$6,257	19.3%
Contact Center Sales	11,871	23.5%	12,723	28.2%	(852)	-6.7%
Total Net Sales	$50,523	100.0%	$45,118	100.0%	$5,405	12.0%

Nine Months Ended December 31,
Sales (In thousands)	2011	%	2010	%	$ Variance	% Variance

Reorder Sales	$142,539	78.2%	$142,808	79.0%	$(269)	-0.2%
New Order Sales	39,787	21.8%	37,924	21.0%	1,863	4.9%
Total Net Sales	$182,326	100.0%	$180,732	100.0%	$1,594	0.9%

Internet Sales	$136,055	74.6%	$128,563	71.1%	$7,492	5.8%
Contact Center Sales	46,271	25.4%	52,169	28.9%	(5,898)	-11.3%

Total Net Sales	$182,326	100.0%	$180,732	100.0%	$1,594	0.9%

Sales may be adversely affected in fiscal 2012 due to increased competition and consumers giving more consideration to price and trading down to less expensive brands, including generics.  In response to these trends, the Company implemented a more aggressive pricing strategy combined with expanding our product offerings to pet supplies and generics.  This more aggressive pricing strategy has resulted in a decrease to gross profit margins, and no guarantees can be made that the Company’s efforts will be successful, or that sales will grow in the future.  The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm, and flea and tick medications.  For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2011, the Company’s sales were approximately 32%, 26%, 20%, and 22%, respectively.

        In January 2012, the manufacturer Novartis Consumer Health, Inc. announced that it halted production of their animal health products, including the following brands: Sentinel®, Interceptor®, Program®, Deramaxx®, and Clomicalm®. This disruption is industry wide, and at this time, there is no expected date for production to resume. We have a limited supply of these brands on hand. We are currently asking prescribing veterinarians to prescribe alternate brands as we run out of inventory. If this disruption in production is prolonged it may negatively impact our sales in the future.

Cost of sales

Cost of sales increased by approximately $5.2 million, or 18.4%, to approximately $33.4 million for the quarter ended December 31, 2011, from approximately $28.2 million for the quarter ended December 31, 2010. For the nine months ended December 31, 2011, cost of sales increased by approximately $6.8 million, or 6.0%, to approximately $121.1 million compared to $114.3 million for the same period in the prior year. The increase in cost of sales is directly related to the increase in sales for the three and nine months ended December 31, 2011. As a percent of sales, the cost of sales was 66.0% and 62.5% for the three months ended December 31, 2011 and 2010, and 66.4% and 63.2% for the nine months ended December 31, 2011 and 2010, respectively. The percentage increases can be mainly attributed to more aggressive sales pricing and increases in our product costs.

Gross profit

Gross profit increased by approximately $229,000 or 1.4%, to approximately $17.2 million for the quarter ended December 31, 2011, from approximately $16.9 million for the quarter ended December 31, 2010.  For the nine months ended December 31, 2011, gross profit decreased by approximately $5.3 million, or 7.9%, to approximately $61.2 million compared to $66.5 million for the same period in the prior year.  Gross profit as a percentage of sales was 34.0% and 37.5% for the three months ended December 31, 2011 and 2010, and 33.6% and 36.8% for the nine months ended December 31, 2011 and 2010, respectively. The percentage decreases can be mainly attributed to more aggressive sales pricing and increases in our product costs.

General and administrative expenses

General and administrative expenses increased by approximately $148,000, or 2.9%, to approximately $5.2 million for the quarter ended December 31, 2011, from approximately $5.1 million for the quarter ended December 31, 2010.  For the nine months ended December 31, 2011, general and administrative expenses decreased by approximately $65,000, or 0.4%, to approximately $17.0 million from approximately $17.0 million for the nine months ended December 31, 2010.  The increase in general and administrative expenses for the three months ended December 31, 2011 was primarily due to the following: a $151,000 increase in payroll expenses relating to the customer care and pharmacy departments; a $40,000 increase in property expenses related to our website, and a $38,000 increase in other expenses including insurance, travel, license, and bad debt expenses.  Offsetting the increase was a $68,000 decrease in professional fees, with the majority of the decrease relating to investor relation and pharmacy fees, and a $14,000 decrease in other expenses including bank service fees, telephone, and office expenses.

The decrease in general and administrative expenses for the nine months ended December 31, 2011 was primarily due to the following: a $232,000 decrease in professional fees, with the majority of the decrease relating to pharmacy and legal fees; a $56,000 decrease in bank service fees, due to the reduction in debit card fees; and a $89,000 decrease in other expenses including telephone, office, and license expenses.  Offsetting the decrease was a $163,000 increase in property expenses related to our website; a $69,000 increase in payroll expenses relating to the customer care and pharmacy departments; and a $80,000 increase in other expenses including insurance, bad debt, and travel expenses.

Advertising expenses

Advertising expenses increased by approximately $1.0 million, or 22.6%, to approximately $5.4 million for the quarter ended December 31, 2011, from approximately $4.4 million for the quarter ended December 31, 2010.  For the nine months ended December 31, 2011, advertising expenses increased by approximately $1.6 million, or 7.3%, to approximately $23.5 million compared to advertising expenses of approximately $21.9 million for the nine months ended December 31, 2010.  The increase in advertising expenses for the quarter and nine months ended December 31, 2011 can be mainly attributed to a more aggressive advertising strategy during the periods.

The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, decreased to $36 for the quarter ended December 31, 2011, compared to $40 for the quarter ended December 31, 2010.  For the nine months ended December 31, 2011 and 2010 the advertising costs of acquiring a new customer was the same $42 for both periods.  Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, increased advertising spending, and price competition.  Historically, the advertising environment fluctuates due to supply and demand.  A more favorable advertising environment may positively impact future new order sales, whereas a less favorable advertising environment may negatively impact future new order sales.

        As a percentage of sales, advertising expense was 10.8% and 9.8% for the quarters ended December 31, 2011 and 2010, respectively, and for the nine months ended December 31, 2011 and 2010 adverting expense was 12.9% and 12.1%, respectively. The increase in advertising expense as a percentage of total sales for the quarter and nine months ended December 31, 2011 can be mainly attributed to a more aggressive advertising strategy during the periods. The Company currently anticipates advertising as a percentage of sales to be approximately 13% for fiscal 2012. However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability. For the fiscal year ended March 31, 2011, quarterly advertising expenses as a percentage of sales ranged between 10% and 14%.

Depreciation

Depreciation increased by approximately $1,000, or 0.2%, to approximately $359,000 for the quarter ended December 31, 2011, from approximately $358,000 for the quarter ended December 31, 2010.  Depreciation and amortization expenses increased by approximately $23,000, or 2.2%, to approximately $1.0 million for the nine months ended December 31, 2011, from approximately $1.0 million for the nine months ended December 31, 2010.

Other income (expense)

Other income increased by approximately $115,000, to approximately $69,000 for the quarter ended December 31, 2011 from an expense balance of approximately $46,000 for the quarter ended December 31, 2010.  Other income increased by approximately $137,000, to approximately $290,000 for the nine months ended December 31, 2011 from approximately $154,000 for the nine months ended December 31, 2010.  Other income for the quarter and the nine months ended December 31, 2011 increased due to the recognition of a federal tax penalty in the prior fiscal year.  Interest income may decrease in the future as the Company utilizes its cash balances on its share repurchase plan, with approximately $14.0 million remaining as of December 31, 2011, on any quarterly dividend payment, or on its operating activities.

Provision for income taxes

        For the quarters ended December 31, 2011 and 2010, the Company recorded an income tax provision for approximately $2.3 million and $2.5 million, respectively.  The effective tax rate for the quarters ended December 31, 2011 and 2010 was 36.8% and 35.2%, respectively.  For the nine months ended December 31, 2011 and 2010, the Company recorded an income tax provision for approximately $7.4 million and $10.0 million, respectively.  The effective tax rate for the nine months ended December 31, 2011 and 2010 was 36.8% and 37.4%, respectively.  The effective tax rate increase for the quarter ended December 31, 2011 was attributed to a one-time tax benefit related to an income tax over-accrual, which was recognized in the quarter ended December 31, 2010.  The effective tax rate decrease for the nine months ended December 31, 2011, was due to a one time tax adjustment, which was recognized in the prior year, to reconcile the remaining net operating loss carryforward.  The Company estimates its effective tax rate will be approximately 37.0% for fiscal 2012.

Liquidity and Capital Resources

The Company’s working capital at December 31, 2011 and March 31, 2011 was $74.9 million and $80.6 million, respectively.  The $5.7 million decrease in working capital was primarily attributable to share repurchases and dividends paid during the nine months, offset by cash flow generated from operations and a decrease in long term investments.  Net cash provided by operating activities was $13.7 million and $31.5 million for the nine months ended December 31, 2011 and 2010, respectively.  This change can be attributed to an increase in the Company’s inventory balance due to buying opportunities during the quarter, compared to a more significant decrease in the Company’s inventory balance for the same period in the prior year.  Net cash provided by investing activities was $10.3 million for the nine months ended December 31, 2011, compared to cash used in investing activities of $10.6 million for the nine months ended December 31, 2010.  This change can be attributed to a decrease in the Company’s long term investments during the period, compared to an increase in the Company’s short term investments for the same period in the prior year.  Net cash used in financing activities was $31.7 million for the nine months ended December 31, 2011, compared to $12.8 million for the same period in the prior year.  This change was primarily due to the Company repurchasing approximately 2.1 million shares of its common stock for approximately $23.7 million for the nine months ended December 31, 2011, compared to the Company repurchasing 326,000 shares of its common stock for approximately $5.2 million for the nine months ended December 31, 2010.  During each of the nine months ended December 31, 2011 and 2010 the Company paid approximately $7.9 million in dividends.  As of December 31, 2011 the Company had approximately $14.0 million remaining under the Company’s share repurchase plan.

        On January 30, 2012 our Board of Directors declared a $0.15 per share dividend. The Board established a February 10, 2012 record date and a February 24, 2012 payment date. Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan, on quarterly dividends, or on its operating activities.

        The Company had $1.5 million, at par, invested in ARS which were classified as long term investments in our financial statements as of December 31, 2011.  During the nine months ended December 31, 2011 the Company liquidated $1.2 million of our ARS, at par.  Our ARS investments are not mortgage-backed based but are municipal-based and the securities underlying the ARS are currently rated AAA, the highest rating available by a rating agency.  Our ARS consist of closed-end fund preferred ARS, whose interest rates are reset, typically every seven to twenty-eight days.  The fair value of our ARS was based upon a valuation assessment by an outside third party, which was conducted in April 2011.  The Company recorded an unrealized recovery of $90,000 during the nine months ended December 31, 2011 within accumulated other comprehensive income (loss), based upon an assessment of the fair value of these ARS.  The $20,000 impairment at December 31, 2011, a reduction from the $110,000 balance at March 31, 2011, was recorded as temporary due to the fact that the Company has both the ability and intent to hold these securities until anticipated recovery or maturity.  However, it could take until the final maturity or issuer refinancing of the underlying debt for us to realize the recorded value of our investments in these securities.  If the issuers of our ARS are unable to successfully close future auctions or redeem or refinance the securities and their credit ratings deteriorate, we may in the future be required to record an additional impairment charge on these investments, or may need to sell these securities on a secondary market.  Although we believe we will be able to liquidate our investments in these securities without any significant loss, the timing and financial impact of such an outcome is uncertain.  Based on our expected cash expenditures, our cash and cash equivalents balance, and other potential sources of cash, we do not anticipate that the potential lack of liquidity of these investments in the near term will adversely affect our ability to execute our current business plan.

As of December 31, 2011 the Company had no outstanding lease commitments except for the lease for its 65,300 square foot facility.  We are not currently bound by any long or short term agreements for the purchase or lease of capital expenditures.  Any amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any increase in our business.  To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Presently, we have approximately $100,000 forecasted for capital expenditures for the remainder of fiscal 2012, which will be funded through cash from operations.  The Company’s source of working capital is primarily from cash from operations.  The Company presently has no need for alternative sources of working capital, and has no commitments or plans to obtain additional capital.

Off-Balance Sheet Arrangements

        The Company had no off-balance sheet arrangements as of December 31, 2011.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, short and long term investments, accounts receivable, and accounts payable. The book values of cash equivalents, short and long term investments, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and investments. As of December 31, 2011, we had $42.0 million in cash and cash equivalents, $10.3 million in short term investments and $1.5 million in long term investments. A majority of our cash and cash equivalents and investments generate interest income based on prevailing interest rates.

A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments.  It would also impact the market value of our investments.  Our investments are subject to market risk, primarily interest rate and credit risk.  Our investments are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors.  Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our investments to high-quality debt instruments with both short and long term maturities.  We do not hold any derivative financial instruments that could expose us to significant market risk.  At December 31, 2011, we had no debt obligations.

ITEM 4.   CONTROLS AND PROCEDURES.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended December 31, 2011, the end of the period covered by this report (the "Evaluation Date").  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective such that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act: (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  There have been no significant changes made in our internal controls over financial reporting or in other factors that could significantly affect, or are reasonably likely to materially affect, our internal controls over financial reporting during the period covered by this report.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not make any sales of unregistered securities during the third quarter of fiscal 2012.

Issuer Purchases of Equity Securities

This table provides information with respect to purchases by the Company of shares of its common stock during the three months ended December 31, 2011:

Month / Year	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program

October 2011 (October 1, 2011 to October 31, 2011)	118,195	$8.83	118,195	$14,019,039

November 2011 (November 1, 2011 to November 30, 2011)	-	$-	-	$14,019,039

December 2011 (December 1, 2011 to December 31, 2011)	-	$-	-	$14,019,039

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS

The following exhibits are filed as part of this report.

31.1
Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2011, Commission File No. 000-28827).

31.2
Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2011, Commission File No. 000-28827).

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2011, Commission File No. 000-28827).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.
(The “Registrant”)

Date: January 31, 2012

By: /s/ Menderes Akdag
Menderes Akdag

Chief Executive Officer and President
(principal executive officer)

By: /s/ Bruce S. Rosenbloom
Bruce S. Rosenbloom

Chief Financial Officer
(principal financial and accounting officer)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

PETMED EXPRESS, INC

FORM 10-Q

FOR THE QUARTER ENDED:

DECEMBER 31, 2011

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