Form 10-K
period 2012-03-31
PETMED EXPRESS INC
filed 2012-05-29
CIK 1040130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of September 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $177.0 million based on the closing sales price of the registrant’s Common Stock on that date, as reported on the NASDAQ Global Select Market.

The number of shares of the registrant’s Common Stock outstanding as of May 28, 2012 was 20,334,941.

DOCUMENTS INCORPORATED BY REFERENCE

Information to be set forth in our Proxy Statement relating to our 2012 Annual Meeting of Stockholders to be held on July 27, 2012 is incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this report.

PETMED EXPRESS, INC.

2012 Annual Report on Form 10-K

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain information in this Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  You can identify these forward-looking statements by the words “believes,” “intends,” “expects,” “may,” “will,” “should,” “plan,” “projects,” “contemplates,” “intends,” “budgets,” “predicts,” “estimates,” “anticipates,” or similar expressions.  These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us.  Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions.  Actual future results may differ significantly from the results discussed in the forward-looking statements.  A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report.

When used in this Annual Report on Form 10-K, “PetMed Express,” “1-800-PetMeds,” “PetMeds,” “PetMed,” “PetMeds.com,” “PetMed Express.com,” “the Company,”  “we,” “our,” and “us” refer to PetMed Express, Inc. and our wholly-owned subsidiaries.

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

Our Products

We offer a broad selection of products for dogs and cats.  Our current product line contains approximately 1200 SKUS.  These products include a majority of the well-known brands of medication, such as Frontline Plus®, K9 Advantix® II, Advantage® II, Heartgard Plus®, Sentinel®, Interceptor®, Program®, Revolution®, Deramaxx®, and Rimadyl®.  Generally, our prices are competitive with the prices for medications charged by veterinarians and retailers.  In March 2010, the Company started offering for sale additional pet supplies on our website, which are drop shipped to our customers by third parties.  These pet supplies include: food, beds, crates, stairs, strollers, and other popular pet supplies.

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

Non-Prescription Medications (OTC) and supplies: Flea and tick control products, bone and joint care products, vitamins, treats, nutritional supplements, hygiene products, and supplies.

Prescription Medications (Rx): Heartworm preventatives, arthritis, thyroid, diabetes, pain medications, antibiotics, and other specialty medications, as well as generic substitutes.

Sales

The following table provides a breakdown of the percentage of our total sales by each category during the indicated periods:

	Year Ended March 31,
	2012	2011	2010
Non-prescription medications and supplies	59%	61%	64%
Prescription medications	40%	38%	35%
Shipping and handling charges and other	1%	1%	1%
Total	100%	100%	100%

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

Internet

We seek to combine our product selection and pet health information with the shopping ease of the Internet to deliver a convenient and personalized shopping experience.  Our website offers health and nutritional product selections for dogs and cats, and relevant editorial and easily obtainable or retrievable resource information.  From our home page, customers can search our website for products and access resources on a variety of information on dogs and cats.  Customers can shop at our website by category, product line, individual product, or symptom.  We attracted approximately 19.1 million visitors to our website during fiscal 2012, approximately 13% of those visitors placed an order, and our website generated approximately 75% of our total sales for the same time period.

In February 2006, we began sponsorship of a website called “PetHealth101” which is located at www.PetHealth101.com.  In PetHealth101, pet owners have access to health information covering pets’ behavior and illnesses, and natural and pharmaceutical remedies specifically for a pet’s problems.  During fiscal 2012, the PetHealth101 content was incorporated into our main website.  The pet education content on our main website is periodically updated with the latest research for pet owners.

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

Our Customers

Approximately 2.7 million customers have purchased from us within the last two years.  We attracted approximately 722,000 and 645,000 new customers in fiscal 2012 and 2011, respectively.  Our customers are located throughout the United States, with approximately 50% of customers residing in California, Florida, New York, Texas, Pennsylvania, Virginia, North Carolina, and New Jersey.  Our primary focus has been on retail customers and the average purchase was approximately $76 for fiscal 2012 compared to $79 for fiscal 2011.

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

Online Marketing

We supplement our traditional advertising with online advertising and marketing efforts.  We make our brand available to Internet consumers by purchasing targeted keywords and achieving prominent placement on the top search engines and search engine networks, including Google, Bing™, and Yahoo®.  We utilize Internet display and video advertisements, social media, and comparison shopping, and we are also members of the LinkShare Network, which is an affiliate program with merchant clients and affiliate websites.

Direct Mail/Print and E-mail

We use direct mail/print and e-mail to acquire new customers and to remind our existing customers to reorder.

Operations

Order Processing

Our website allows customers to easily browse and purchase all of our products online.  Our website is designed to be fast, secure, and easy to use with order and shipping confirmations, and with online order tracking capabilities.  We provide our customers with toll-free telephone access to our customer care representatives.  Our call center generally operates from 8:00 AM to 11:00 PM, Monday through Thursday, 8:00 AM to 9:00 PM on Friday, 9:00 AM to 6:00 PM on Saturday, and 10:00 AM to 5:00 PM on Sunday, Eastern Time.  The process of customers purchasing products from 1-800-PetMeds consists of a few simple steps.  A customer first places a call to our toll-free telephone number or visits our website.  The following information is needed to process prescription orders: pet information, prescription information, and the veterinarian’s name and phone number.  This information is entered into our computer system.  Then our pharmacists and pharmacy technicians verify all prescriptions.  The order process system checks for the verification for prescription medication orders and a valid payment method for all orders.  An invoice is generated and printed in our fulfillment center, where items are picked, and then shipped via United States Postal Service, Federal Express, or UPS.  Our customers enjoy the convenience of rapid home delivery, with approximately 80% of all orders being shipped within 24 hours of ordering.

Customer Care and Support

We believe that a high level of customer care and support is critical in retaining and expanding our customer base.  Customer care representatives participate in ongoing training programs under the supervision of our training managers.  These training sessions include a variety of topics such as product knowledge, computer usage, customer service tips, and the relationship between our Company and veterinarians.  Our customer care representatives respond to customers’ e-mails and calls that are related to products, order status, prices, and shipping.  Our customer care representatives also respond to customers through our live web chat.  We believe our customer care representatives are a valuable source of feedback regarding customer satisfaction.  Our customer returns and credits averaged approximately 1.5% of total sales for fiscal 2012.

Warehousing and Shipping

We inventory our products and fill most customer orders from our corporate headquarters in Pompano Beach, Florida.  We have an in-house fulfillment and distribution operation, which is used to manage the entire supply chain, beginning with the placement of the order, continuing through order processing, and then fulfilling and shipping of the product to the customer.  We offer a variety of shipping options, including next day delivery.  We ship to anywhere in the United States served by the United States Postal Service, Federal Express, or UPS.  Priority orders are expedited in our fulfillment process.  Our goal is to ship the products the same day that the order is received.  For prescription medications, our goal is to ship the product immediately after the prescription has been authorized by the customer’s veterinarian.

Purchasing

We purchase our products from a variety of sources, including certain manufacturers, domestic distributors, and wholesalers.  There were four suppliers from whom we purchased approximately 50% of all products in fiscal 2012.  We purchase the majority of our health and nutritional supplements directly from manufacturers.  We believe having strong relationships with product manufacturers will ensure the availability of an adequate volume of products ordered by our customers, and will enable us to provide more and better product information.  Historically, substantially all the major manufacturers of prescription and non-prescription medications have declined to sell these products to direct marketing companies, such as our Company.  (See Risk Factors.)  Part of our growth strategy includes developing direct relationships with the leading pharmaceutical manufacturers of the more popular prescription and non-prescription medications.  In March 2010 Bayer started making their products available directly to pet specialty retailers and internet sites, including our Company.

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

Competition

The pet medications market is competitive and highly fragmented.  Our competitors consist of veterinarians, online and traditional retailers.  We believe that the following are the principal competitive factors in our market:

●	Product selection and availability, including the availability of prescription and non-prescription medications;
●	Brand recognition;
●	Reliability and speed of delivery;
●	Personalized service and convenience;
●	Price; and
●	Quality of website content.

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

According to the American Pet Products Manufacturers Association, pet spending in the United States increased 5.3% to $51.0 billion in 2011.  Pet supplies and medications represented $11.8 billion, or 23% of the total spending on pets in the United States.  The pet medication market that we participate in is estimated to be approximately $4.0 billion, with veterinarians having the majority of the market share.  The dog and cat population is approximately 165 million, with approximately 62% of all households owning a pet.

We believe that the following are the main competitive strengths that differentiate 1-800-PetMeds from the competition:

●	Channel leader, in an estimated $4.0 billion industry;
●	“1-800-PetMeds” brand name;
●	Licensed pharmacy to conduct business in 50 states, and awarded Vet-VIPPSCM (Veterinary-Verified Internet Pharmacy Practice Site) accreditation by the National Association of Boards of Pharmacy®;
●	Exceptional customer care and support

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

Government Regulation

Dispensing prescription medications is governed at the state level by the Boards of Pharmacy, or similar regulatory agencies, of each state where prescription medications are dispensed.  We are subject to regulation by the State of Florida and are licensed as a community pharmacy by the Florida Board of Pharmacy.  Our current license is valid until February 28, 2013, and prior to that date a renewal application will be submitted to the Board of Pharmacy.  Our pharmacy practice is also licensed and/or regulated by 49 other state pharmacy boards and, with respect to our products, by other regulatory authorities including, but not necessarily limited to, the United States Food and Drug Administration (“FDA”) and the United States Environmental Protection Agency.  As a licensed pharmacy in the State of Florida, we are subject to the Florida Pharmacy Act and regulations promulgated thereunder.  To the extent that we are unable to maintain our license as a community pharmacy with the Florida Board of Pharmacy, or if we do not maintain the licenses granted by other state pharmacy boards, or if we become subject to actions by the FDA, or other enforcement regulators, our distribution of prescription medications to pet owners could cease, which could have a material adverse effect on our financial condition and results of operations.

Employees

We currently have 207 full time employees, including: 125 in customer care and marketing; 33 in fulfillment and purchasing; 35 in our pharmacy; 4 in information technology; 3 in administrative positions; and 7 in management.  None of our employees are represented by a labor union, or governed by any collective bargaining agreements.  We consider relations with our employees to be satisfactory.

Available Information

We file annual, quarterly, and current reports, proxy statements, and other information with the Securities and Exchange Commission (“SEC”).  Our SEC filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to the Exchange Act are available free of charge over the Internet on our website at www.1800petmeds.com or at the SEC’s web site at www.sec.gov.  Our SEC filings will be available through our website as soon as reasonably practicable after we have electronically filed or furnished them to the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K.

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

Since we began our operations some veterinarians have resisted providing our customers with a copy of their pet’s prescription or authorizing the prescription to our pharmacy staff, thereby effectively preventing us from filling such prescriptions under state law.  We have also been informed by customers and consumers that veterinarians have tried to discourage pet owners from purchasing from internet mail-order pharmacies.  Sales of prescription medications represented approximately 40% of our sales for the fiscal year.  Although veterinarians in some states are required by law to provide a pet owner with a prescription if medically appropriate, if the number of veterinarians who refuse to authorize prescriptions should increase, or if veterinarians are successful in discouraging pet owners from purchasing from internet mail-order pharmacies, our sales could decrease and our financial condition and results of operations may be materially adversely affected.

Significant portions of our sales are made to residents of eight states.  If we should lose our pharmacy license in one or more of these states, our financial condition and results of operations would be materially adversely affected.

While we ship pet medications to customers in all 50 states, approximately 50% of our sales for the fiscal year ended March 31, 2012 were made to customers located in the states of California, Florida, New York, Texas, Pennsylvania, Virginia, North Carolina, and New Jersey.   If for any reason our license to operate a pharmacy in one or more of those states should be suspended or revoked, or if it is not granted or renewed, our ability to sell prescription medications to residents of those states would cease and our financial condition and results of operations in future periods would be materially adversely affected.

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

Our operating results are difficult to predict and may fluctuate, and a portion of our sales are seasonal.

Factors that may cause our operating results to fluctuate include:

●	Our ability to obtain new customers at a reasonable cost, retain existing customers, or encourage reorders;
●	Our ability to increase the number of visitors to our website, or our ability to convert visitors to our website into customers;
●	The mix of medications and other pet products sold by us;
●	Our ability to manage inventory levels or obtain an adequate supply of products;
●	Our ability to adequately maintain, upgrade, and develop our website, the systems that we use to process customers’ orders and payments, or our computer network;
●	Increased competition within our market niche;
●	Price competition;
●	New products introduced to the market, including generics;
●	Increases in the cost of advertising;
●	The amount and timing of operating costs and capital expenditures relating to expansion of our product line or operations;
●	Disruption of our toll-free telephone service, technical difficulties, or systems and Internet outages or slowdowns; and
●	Unfavorable general economic trends.

Because our operating results are difficult to predict, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.  The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm, and flea and tick medications.  For the quarters ended June 30, 2011, September 30, 2011, December 31, 2011, and March 31, 2012, Company sales were 31%, 24%, 21%, and 24%, respectively.  In addition to the seasonality of our sales, our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are out of our control.  Any change in one or more of these factors could materially adversely affect our financial condition and results of operations in future periods.

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

In some future quarter our operating results may fall below the expectations of securities analysts and investors, which could result in a decrease in the trading price of our common stock.  In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities.  We may be the target of similar litigation in the future.  Securities litigation could result in substantial costs and divert management’s attention and resources, which could seriously harm our business and operating results.

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

A failure of our information systems or any security breach or unauthorized disclosure of confidential information could have a material adverse effect on our business.

Our business is dependent upon the efficient operation of our information systems. In particular, we rely on our information systems to effectively manage our business model strategy, with tools to track and manage sales, inventory, marketing, customer service efforts, the preparation of our consolidated financial and operating data, credit card information, and customer information.  The failure of our information systems to perform as designed or the failure to maintain and enhance or protect the integrity of these systems could disrupt our business operations, impact sales and the results of operations, expose us to customer or third-party claims, or result in adverse publicity.  Additionally, we collect, process, and retain sensitive and confidential customer information in the normal course of our business.  Despite the security measures we have in place and any additional measures we may implement in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events.  Any security breach or event resulting in the misappropriation, loss, or other unauthorized disclosure of confidential information, whether by us directly or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business, or otherwise affect our results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

Our facilities, including our principal executive offices, are located at 1441 S.W. 29th Avenue and 2900 Gateway Drive, Pompano Beach, Florida 33069.  The Company leases its 65,300 square foot executive offices, warehouse facility and customer service and pharmacy contact centers under a non-cancelable operating lease, through May 31, 2015.  The Company is responsible for certain maintenance costs, taxes, and insurance under this lease.  The future minimum annual lease payments are as follows: $767,000 for fiscal 2013, $784,000 for fiscal 2014, $794,000 for fiscal 2015, and $133,000 for fiscal 2016, a lease payment total of $2.5 million.  Rent expense was $745,000, $724,000, and $703,000 for the years ended March 31, 2012, 2011 and 2010, respectively.  We believe that our facilities are sufficient for our current needs and are in good condition in all material respects.

ITEM 3.  LEGAL PROCEEDINGS

In October 2009, the Company was notified that it was named as a defendant in a multi-defendant lawsuit, filed in the United States District Court for the Eastern District of Texas, Marshall Division, seeking declaratory, injunctive, and monetary relief styled Charles E. Hill & Associates, Inc. v. ABT Electronics, Inc., et al, Cause No. 2:09-CV-313.  The lawsuit alleges that the Company is infringing on patents related to electronic catalog systems.  From the outset, the vendor that provides the Company with the Internet software had been defending and indemnifying the Company.  However, effective February 15, 2011, the company that acquired this vendor declined to provide any further indemnification of the Company.  On October 5, 2011, the parties engaged in court-ordered mediation, which was unsuccessful.  Without admitting any liability or wrongdoing, and with no finding or admission as to the merit or lack of merit of any claim or defense asserted in connection with the litigation, in May 2012, the Company entered into a licensing agreement, for a confidential amount, and a Stipulation of Dismissal was filed with the Court, dismissing the lawsuit against the Company.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “PETS.”  The prices set forth below reflect the range of high and low closing sale prices per share in each of the quarters of fiscal 2012 and 2011 as reported by the NASDAQ.

Fiscal 2012:	High	Low
First Quarter	$15.89	$11.53
Second Quarter	$12.28	$8.91
Third Quarter	$10.55	$8.57
Fourth Quarter	$12.72	$10.17

Fiscal 2011:	High	Low
First Quarter	$24.50	$17.34
Second Quarter	$18.45	$15.45
Third Quarter	$18.80	$15.21
Fourth Quarter	$17.89	$14.39

There were 88 holders of record of our common stock at May 28, 2012, and  approximately 12,000 of our holders are “street name” or beneficial holders, whose shares are held by banks, brokers, or other financial institutions.

Dividend Policy

On August 3, 2009, the Company’s Board of Directors declared its first quarterly dividend of $0.10 per share on its common stock.  On August 2, 2010, the Company’s Board of Directors increased the quarterly dividend to $0.125 per share, and then on January 27, 2012, the Company’s Board of Directors increased the quarterly dividend to $0.15 per share.  The Company intends to continue to pay regular quarterly dividends; however the declaration and payment of future dividends is discretionary and will be subject to a determination by the Board of Directors each quarter following its review of the Company’s financial performance.

During fiscal 2012, our Board of Directors declared the following dividends:

	Per Share		Total Amount
Declaration Date	Dividend	Record Date	(In thousands)	Payment Date
May 6, 2011	$0.125	May 16, 2011	$2,782	May 27, 2011
July 29, 2011	$0.125	August 12, 2011	$2,626	August 26, 2011
October 28, 2011	$0.125	November 11, 2011	$2,542	November 25, 2011
January 27, 2012	$0.150	February 10, 2012	$3,051	February 24, 2012

On May 4, 2012, the Company’s Board of Directors declared a quarterly dividend of $0.15 per share on its common stock.  The $3.1 million dividend was paid on May 25, 2012, to shareholders of record at the close of business on May 14, 2012.

Share Repurchase Plan

On November 8, 2006, the Company’s Board of Directors approved a share repurchase plan of up to $20.0 million.  On October 31, 2008, November 1, 2010, and August 1, 2011, the Company’s Board of Directors approved a second, third, and fourth share repurchase plan, respectively, each for an additional $20.0 million.  The repurchase plan is intended to be implemented through purchases made from time to time in either the open market or through private transactions at the Company’s discretion, subject to market conditions and other factors, in accordance with Securities and Exchange Commission requirements.  There can be no assurances as to the precise number of shares that will be repurchased under the share repurchase plan, and the Company may discontinue the share repurchase plan at any time subject to compliance with applicable regulatory requirements.  Shares purchased pursuant to the share repurchase plan will either be cancelled or held in the Company’s treasury.

During fiscal 2012 the Company repurchased approximately 2.1 million shares of the Company’s outstanding common stock for approximately $23.7 million, averaging approximately $11.36 per share.  As of March 31, 2012, the Company had approximately $14.0 million remaining under the Company’s share repurchase plan.  During fiscal 2011 the Company repurchased approximately 791,000 shares of the Company’s outstanding common stock for approximately $12.2 million, averaging approximately $15.47 per share.  All shares repurchased in fiscal 2012 and 2011 were subsequently retired.  Since the inception of the share repurchase plan, approximately 5.2 million shares have been repurchased under the plan for approximately $66.0 million, averaging approximately $12.75 per share, with approximately $14.0 million remaining available for repurchase, as of May 28, 2012.

Performance Graph

Set forth below is a graph comparing the five year cumulative performance of our Common Stock with the Standard & Poor’s Composite-500 Stock Index (the “S&P 500”), the Nasdaq Composite, and the Russell 2000, from March 31, 2007 to March 31, 2012.  The graph assumes that $100 was invested on March 31, 2007 in each of our Common Stock, the S&P 500, the Nasdaq Composite, and the Russell 2000 and that all dividends were reinvested.  The performance graph and related information below shall not be deemed “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Performance graph data:

	Fiscal Year Ended March 31,
	2007	2008	2009	2010	2011	2012
Nasdaq Composite	100.00	94.11	63.12	99.02	114.84	127.66
S&P 500	100.00	93.09	56.15	82.30	93.31	99.13
Russell 2000	100.00	85.92	52.80	84.75	105.35	103.70
PetMed Express, Inc.	100.00	93.59	139.07	187.09	133.84	104.47

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2006 Employee Equity Compensation Restricted Stock Plan and 2006 Outside Director Equity Compensation Restricted Stock Plan as of March 31, 2012:

EQUITY COMPENSATION PLAN INFORMATION
(In thousands, except for per share amounts)
	Number of securities		Number of securities
	to be issued upon	Weighted average	remaining available
	exercise of outstanding	exercise price of	for future issuance
	options, warrants	outstanding options,	under equity
Plan category	and rights	warrants and rights	compensation plans

2006 Employee Restricted Stock Plan	542	-	458

2006 Director Restricted Stock Plan	152	-	48

Total	694		506

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and notes thereto, and other financial information included elsewhere in this Annual Report on Form 10-K.  The Consolidated Statements of Income data set forth below for the fiscal years ended March 31, 2012, 2011, and 2010 and the Consolidated Balance Sheet data as of March 31, 2012 and 2011 have been derived from our audited Consolidated Financial Statements which are included elsewhere in this Annual Report on Form 10-K.  The Consolidated Statements of Income data set forth below for the fiscal years ended March 31, 2009 and 2008 and the Consolidated Balance Sheet data as of March 31, 2010, 2009 and 2008 have been derived from our audited Consolidated Financial Statements which are not included in this Annual Report on Form 10-K.

CONSOLIDATED STATEMENTS OF INCOME DATA
(In thousands, except for per share amounts)
	Fiscal Year Ended March 31,
	2012	2011	2010	2009	2008

Sales	$238,250	$231,642	$238,266	$219,412	$188,336
Cost of sales	158,085	147,686	146,405	134,085	114,122
Gross profit	80,165	83,956	91,861	85,328	74,214
Operating expenses	54,143	50,932	51,319	51,127	46,218
Net income	16,659	20,871	26,002	22,976	20,022
Net income per common share:
Basic	0.81	0.93	1.15	0.99	0.83
Diluted	0.80	0.92	1.14	0.98	0.82
Weighted average number of common shares outstanding:
Basic	20,613	22,514	22,617	23,306	24,088
Diluted	20,708	22,643	22,746	23,482	24,299
Cash dividends declared per common share	0.525	0.475	0.300	-	-

CONSOLIDATED BALANCE SHEET DATA DATA
(In thousands)
	March 31,
	2012	2011	2010	2009	2008

Working capital	$78,216	$80,643	$79,412	$54,630	$38,804
Total assets	91,064	106,287	104,170	81,963	73,455
Total liabilities	9,883	9,282	7,313	6,995	6,421
Shareholders’ equity	81,181	97,005	96,857	74,968	67,034

NON FINANCIAL DATA (UNAUDITED)
(In thousands)
	March 31,
	2012	2011	2010	2009	2008

New customers acquired	722	645	815	802	710
Total accumulated customers (1)	6,830	6,108	5,463	4,648	3,846

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

The Company markets its products through national television, online, and direct mail/print advertising campaigns which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases.  Approximately 75% of all sales were generated via the Internet in fiscal 2012, compared to 71% in fiscal 2011.  The Company’s sales consist of products sold mainly to retail consumers.  The Company’s sales returns average was approximately 1.5% of sales for the fiscal year ended March 31, 2012 and approximately 1.4% for the fiscal year ended March 31, 2011.  The twelve-month average purchase was approximately $76 and $79 per order for the fiscal years ended March 31, 2012 and 2011, respectively.

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

Revenue recognition

The Company generates revenue by selling pet medication products and pet supplies primarily to retail consumers.  The Company’s policy is to recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the customer.  Outbound shipping and handling fees are included in sales and are billed upon shipment.  Shipping expenses are included in cost of sales.  The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days.  Credit card sales minimize accounts receivable balances relative to sales.  The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks.  The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends.  At March 31, 2012 and 2011 the allowance for doubtful accounts was approximately $5,000 and $6,000, respectively.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method.  The Company writes down its inventory for estimated obsolescence.  The inventory reserve was approximately $66,000 and $63,000 as of March 31, 2012 and 2011, respectively.

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

Accounting for income taxes

The Company accounts for income taxes under the provisions of ASC Topic 740, (“Accounting for Income Taxes”), which generally requires the recognition of deferred tax assets and liabilities for the expected future tax benefits or consequences of events that have been included in the Consolidated Financial Statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting carrying values and the tax bases of assets and liabilities, and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse.

Results of Operations

The following should be read in conjunction with the Company’s Consolidated Financial Statements and the related notes thereto included elsewhere herein.  The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Consolidated Statements of Income:

	Fiscal Year Ended March 31,
	2012	2011	2010

Sales	100.0%	100.0%	100.0%
Cost of sales	66.3	63.8	61.4

Gross profit	33.7	36.2	38.6

Operating expenses:
General and administrative	9.4	9.6	9.4
Advertising	12.8	11.8	11.6
Depreciation	0.6	0.6	0.6
Total operating expenses	22.8	22.0	21.6

Income from operations	10.9	14.2	17.0

Total other income	0.2	0.2	0.1

Income before provision for income taxes	11.1	14.4	17.1

Provision for income taxes	4.1	5.4	6.2

Net income	7.0%	9.0%	10.9%

Fiscal 2012 Compared to Fiscal 2011

Sales

Sales increased by approximately $6.7 million, or 2.9%, to approximately $238.3 million for the fiscal year ended March 31, 2012, from approximately $231.6 million for the fiscal year ended March 31, 2011.  The increase in sales for the fiscal year ended March 31, 2012 was primarily due to increased new order and reorder sales.  The increase in new order sales may be attributed to increased advertising expenses, with flat customer acquisition costs.  The Company acquired approximately 722,000 new customers for the year ended March 31, 2012, compared to approximately 645,000 new customers for the same period the prior year.

The following chart illustrates sales by various sales classifications:

	Year Ended March 31,
Sales (In thousands)	2012	%	2011	%	$ Variance	% Variance
Reorder Sales	$186,991	78.5%	$184,341	79.6%	$2,650	1.4%
New Order Sales	$51,259	21.5%	$47,301	20.4%	$3,958	8.4%
Total Net Sales	$238,250	100.0%	$231,642	100.0%	$6,608	2.9%
Internet Sales	$178,758	75.0%	$165,473	71.4%	$13,285	8.0%
Contact Center Sales	$59,492	25.0%	$66,169	28.6%	$(6,677)	-10.1%
Total Net Sales	$238,250	100.0%	$231,642	100.0%	$6,608	2.9%

Sales may be adversely affected in fiscal 2013 due to increased competition and consumers giving more consideration to price and trading down to less expensive brands, including generics.  In response to these trends, the Company will maintain a more aggressive advertising and pricing strategy combined with expanding our product offerings to pet supplies and generics.  This more aggressive pricing strategy has resulted in a decrease to gross profit margins, and no guarantees can be made that the Company’s efforts will be successful, or that sales will grow in the future.  The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm, and flea and tick medications.  For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2012, the Company’s sales were approximately 31%, 24%, 21%, and 24%, respectively.

In January 2012, the manufacturer Novartis Consumer Health, Inc. announced that it halted production of their animal health products, including the following brands: Sentinel®, Interceptor®, Program®, Deramaxx®, and Clomicalm®.  This disruption is industry wide, and at this time, there is no expected date for production to resume.  We are currently asking prescribing veterinarians to prescribe alternate brands as we run out of inventory.   This disruption in production has negatively impacted our sales, and if the disruption is prolonged it may negatively impact future sales.

Cost of sales

Cost of sales increased by $10.4 million, or 7.0%, to $158.1 million for the fiscal year ended March 31, 2012, from $147.7 million for the fiscal year ended March 31, 2011.  The increase in cost of sales is directly related to increased sales and increased product costs.  As a percentage of sales, cost of sales was 66.3% in fiscal 2012, as compared to 63.8% in fiscal 2011.  The cost of sales percentage increase can be mainly attributed to more aggressive sales pricing and increases in our product costs.

Gross profit

Gross profit decreased by $3.8 million, or 4.5%, to $80.2 million for the fiscal year ended March 31, 2012, from $84.0 million for the fiscal year ended March 31, 2011.  Gross profit as a percentage of sales for fiscal 2012 and 2011 was 33.7% and 36.2%, respectively.  The gross profit percentage decrease can be mainly attributed to more aggressive sales promotions and increases in our product costs.

General and administrative expenses

General and administrative expenses increased by $163,000, or 0.7%, to $22.4 million for the fiscal year ended March 31, 2012 from $22.2 million for the fiscal year ended March 31, 2011.  The increase in general and administrative expenses for the fiscal year ended March 31, 2012 was primarily due to the following: a $307,000 increase in payroll expenses relating to the customer care and pharmacy departments and a $220,000 increase in property expenses which was primarily related to our website.  Offsetting the increase was a $220,000 decrease in professional fees, with the majority of the decrease relating to investor relations and pharmacy fees, a $98,000 decrease in bank service fees due to a reduction in credit card fees, and a $46,000 net decrease in other expenses including telephone, office expenses, and licenses.  General and administrative expenses as a percentage of sales was 9.4% compared to 9.6% for the fiscal years ended March 31, 2012 and 2011, respectively.  The decrease in general and administrative expenses as a percentage of sales can mainly be attributed to a reduction in bank service fees and professional fees in fiscal 2012.

Advertising expenses

Advertising expenses increased by approximately $3.0 million, or 11.0%, to approximately $30.4 million for the year ended March 31, 2012, from approximately $27.4 million for the year ended March 31, 2011.  The increase in advertising expenses for fiscal 2012 can be mainly attributed to a more aggressive advertising strategy during the year.  The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $42 for both the fiscal years ended March 31, 2012 and 2011.  Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, increased advertising spending, and price competition.  Historically, the advertising environment fluctuates due to supply and demand.  A more favorable advertising environment may positively impact future new order sales, whereas a less favorable advertising environment may negatively impact future new order sales.

As a percentage of sales, advertising expense was 12.8 % and 11.8% for the fiscal years ended March 31, 2012 and 2011, respectively.  The increase in advertising expense as a percentage of total sales for the fiscal year ended March 31, 2012 can be attributed to a more aggressive advertising strategy during fiscal 2012.  The Company currently anticipates advertising as a percentage of sales to be approximately 13% for fiscal 2013.  However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.  For the fiscal year ended March 31, 2012, quarterly advertising expenses as a percentage of sales ranged between 11% and 14%.

Depreciation

Depreciation increased by approximately $36,000, to approximately $1.4 million for the year ended March 31, 2012, from approximately $1.4 million for the year ended March 31, 2011.  This increase to depreciation for the year ended March 31, 2012 can be attributed to new property and equipment additions relating to the warehouse, pharmacy, and customer call center over the past 2 fiscal years.

Other income

Other income increased by approximately $96,000, to approximately $349,000 for the year ended March 31, 2012 from approximately $253,000 for the year ended March 31, 2011.  The increase to other income for the year ended March 31, 2012 can be attributed to the recognition of a federal tax penalty in fiscal 2011.  Interest income may decrease in the future as the Company utilizes its cash balances on its share repurchase plan, with approximately $14.0 million remaining as of March 31, 2012, on any quarterly dividend payment, or on its operating activities.

Provision for income taxes

For the fiscal years ended March 31, 2012 and 2011, the Company recorded an income tax provision for approximately $9.7 million and $12.4 million, respectively.  The effective tax rate for the fiscal years ended March 31, 2012 and 2011 were 36.8% and 37.3%, respectively.  The effective tax rate decrease for the fiscal year ended March 31, 2012, was due to a one-time $280,000 tax adjustment, which was recognized in fiscal 2011, to reconcile the remaining net operating loss carryforward.  The Company estimates its effective tax rate will be approximately 37.0% for fiscal 2013.

Net income

Net income decreased by approximately $4.2 million, or 20.2%, to approximately $16.7 million for the fiscal year ended March 31, 2012 from approximately $20.9 million for the fiscal year ended March 31, 2011.  The decrease was primarily due to a decrease in gross profit margins as a result of more aggressive pricing, and an increase in advertising spending to revitalize sales in fiscal 2012.

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

The following chart illustrates sales by various sales classifications:

Year Ended March 31,
Sales (In thousands)	2011	%	2010	%	$ Variance	% Variance

Reorder Sales	$184,341	79.6%	$177,805	74.6%	$6,536	3.7%
New Order Sales	$47,301	20.4%	$60,461	25.4%	$(13,160)	-21.8%
Total Net Sales	$231,642	100.0%	$238,266	100.0%	$(6,624)	-2.8%
Internet Sales	$165,473	71.4%	$162,803	68.3%	$2,670	1.6%
Contact Center Sales	$66,169	28.6%	$75,463	31.7%	$(9,294)	-12.3%
Total Net Sales	$231,642	100.0%	$238,266	100.0%	$(6,624)	-2.8%

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

General and administrative expenses

General and administrative expenses decreased by $141,000, or 0.6%, to $22.2 million for the fiscal year ended March 31, 2011 from $22.3 million for the fiscal year ended March 31, 2010.  The decrease in general and administrative expenses for the fiscal year ended March 31, 2011 was primarily due to the following: a $153,000 decrease in insurance expenses, due to a reduction in insurance premiums; a $78,000 decrease to licenses and fees, due to a one-time charge recognized in fiscal 2010; and a $58,000 net decrease in other expenses, including telephone expenses, travel expense, bank service fees, payroll expenses, and office expenses.  Offsetting the decrease was a $60,000 increase in professional fees, which includes investor relations and pharmacy fees; a $58,000 increase in property expenses, and a $30,000 increase to bad debt expense.  General and administrative expenses as a percentage of sales was 9.6% compared to 9.4% for the fiscal years ended March 31, 2011 and 2010, respectively.  The increase in general and administrative expenses as a percentage of sales can mainly be attributed to a reduction in sales in fiscal 2011.

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

Liquidity and Capital Resources

The Company’s working capital at March 31, 2012 and 2011 was approximately $78.2 million and approximately $80.6 million, respectively.  The $2.4 million decrease in working capital was primarily attributable to share repurchases and dividends paid during fiscal 2012, offset by cash flow generated from operations and a decrease in long term investments.  Net cash provided by operating activities was $20.4 million and $30.1 million for the fiscal years ended March 31, 2012 and 2011, respectively.  This change can be attributed to an increase in the Company’s inventory balance due to buying opportunities during fiscal 2012, compared to a more significant decrease in the Company’s inventory balance for fiscal 2011, along with a reduction in net income for fiscal 2012.  Net cash provided by investing activities was $11.6 million for the year ended March 31, 2012, compared to net cash used in investing activities of $10.8 million for the year ended March 31, 2011.  This change can be attributed to a decrease in the Company’s long term investments during fiscal 2012.  Net cash used in financing activities was $34.9 million and $22.8 million for the years ended March 31, 2012 and 2011, respectively.  This change was primarily due to the Company repurchasing approximately 2.1 million shares of its common stock for approximately $23.7 million for fiscal 2012, compared to the Company repurchasing 791,000 shares of its common stock for approximately $12.2 million in fiscal 2011.  For the years ended March 31, 2012 and 2011 the Company paid approximately $10.9 million and $10.7 million in dividends.  As of March 31, 2012 the Company had approximately $14.0 million remaining under the Company’s share repurchase plan.  Subsequent to March 31, 2012, the Company’s Board of Directors declared a $0.15 per share dividend on May 4, 2012.  The Board established a May 14, 2012 record date and a May 25, 2012 payment date.  Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan, on quarterly dividends, or on its operating activities.

The Company had liquidated its entire Auction Rate Security (“ARS”) balance, which was classified as long term investments in our financial statements, as of March 31, 2012.  In fiscal 2012, the Company recorded an unrealized recovery of $110,000 within accumulated other comprehensive gain (loss), based upon receiving full par value for these ARS.  In fiscal 2011, the fair value of ARS investments was based upon a valuation assessment by an outside third party, conducted in April 2011.  The Company recorded an unrealized impairment loss of $110,000, in fiscal 2011, within accumulated other comprehensive gain (loss), based upon an assessment of the fair value of these ARS.  The $110,000 impairment was recorded as temporary due to the fact that the Company had both the ability and intent to hold these securities until anticipated recovery or maturity.

As of both March 31, 2012 and 2011 the Company had no outstanding lease commitments except for the lease for its 65,300 square foot facility.  We are not currently bound by any long or short term agreements for the purchase or lease of capital expenditures.  Any amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any increase in our business.  To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Presently, we have approximately $500,000 forecasted for capital expenditures in fiscal 2013 which will be funded through cash from operations.  The Company’s primary source of working capital is cash from operations.  The Company presently has no need for alternative sources of working capital, and has no commitments or plans to obtain additional capital.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2012.

Contractual Obligations and Commitments (In thousands)

		Less than			More than
	Total	1 year	1-2 years	3-5 Years	5 years

Property lease	$2,478	$767	$784	$927	$-
Executive employment contract	$550	$550	$-	$-	$-

Total obligations	$3,028	$1,317	$784	$927	$-

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices.  Our financial instruments include cash and cash equivalents, short term investments, accounts receivable, and accounts payable.  The book values of cash equivalents, short term investments, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments.  Interest rates affect our return on excess cash and investments.  As of March 31, 2012, we had $46.8 million in cash and cash equivalents and $10.3 million in short term investments.  A majority of our cash and cash equivalents and investments generate interest income based on prevailing interest rates.

A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments.  It would also impact the market value of our investments.  Our investments are subject to market risk, primarily interest rate and credit risk.  Our investments are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors.  Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our investments to high-quality debt instruments with both short and long term maturities.  We do not hold any derivative financial instruments that could expose us to significant market risk.  At March 31, 2012, we had no debt obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  PETMED EXPRESS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
PetMed Express, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of PetMed Express, Inc. and subsidiaries as of March 31, 2012 and 2011, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PetMed Express, Inc. and subsidiaries as of March 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PetMed Express, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 29, 2012 expressed an unqualified opinion on the effectiveness of PetMed Express, Inc. and Subsidiaries’ internal control over financial reporting.

/s/ McGladrey LLP
McGladrey LLP

Fort Lauderdale, Florida
May 29, 2012

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	March 31,
	2012	2011

ASSETS

Current assets:
Cash and cash equivalents	$46,801	$49,660
Short term investments - available for sale	10,347	10,116
Accounts receivable, less allowance for doubtful accounts of $5 and $6, respectively	1,572	1,985
Inventories - finished goods	26,217	25,140
Prepaid expenses and other current assets	1,241	1,036
Deferred tax assets	1,230	1,003
Prepaid income taxes	199	664
Total current assets	87,607	89,604

Long term investments	-	12,390
Property and equipment, net	2,597	3,433
Intangible asset	860	860

Total assets	$91,064	$106,287

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,619	$6,452
Accrued expenses and other current liabilities	2,772	2,509
Total current liabilities	9,391	8,961

Deferred tax liabilities	492	321

Total liabilities:	9,883	9,282

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.001 par value, 5,000 shares authorized; 3 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized; 20,338 and 22,331 shares issued and outstanding, respectively	20	22
Retained earnings	81,108	97,115
Accumulated other comprehensive gain (loss)	44	(141)

Total shareholders’ equity	81,181	97,005

Total liabilities and shareholders’ equity	$91,064	$106,287

See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for per share amounts)

	Year Ended March 31,
	2012	2011	2010

Sales	$238,250	$231,642	$238,266
Cost of sales	158,085	147,686	146,405

Gross profit	80,165	83,956	91,861

Operating expenses:
General and administrative	22,363	22,200	22,341
Advertising	30,369	27,357	27,657
Depreciation	1,411	1,375	1,321
Total operating expenses	54,143	50,932	51,319

Income from operations	26,022	33,024	40,542

Other income (expense):
Interest income, net	288	381	196
Other, net	61	(128)	4
Total other income	349	253	200

Income before provision for income taxes	26,371	33,277	40,742

Provision for income taxes	9,712	12,406	14,740

Net income	$16,659	$20,871	$26,002

Net income per common share:
Basic	$0.81	$0.93	$1.15
Diluted	$0.80	$0.92	$1.14

Weighted average number of common shares outstanding:
Basic	20,613	22,514	22,617
Diluted	20,708	22,643	22,746

Cash dividends declared per common share	$0.525	$0.475	$0.300

See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Fiscal years ended March 31, 2010, March 31, 2011, and March 31, 2012
(In thousands)
	Convertible		Common		Additional			Other
	Preferred Stock		Stock		Paid-In	Retained	Treasury	Comprehensive
	Shares	Amounts	Shares	Amounts	Capital	Earnings	Stock	Gain (Loss)	Total

Balance, March 31, 2009	3	$9	22,687	$23	$-	$75,156	$-	$(220)	$74,968

Issuance of common stock from exercise of stock options	-	-	102	-	735	-	-	-	735

Issuance of restricted stock	-	-	201	-	-	-	-	-	-

Share based compensation	-	-	-	-	1,594	-	-	-	1,594

Tax benefit related to stock options exercised	-	-	-	-	299	-	-	-	299

Dividends declared	-	-	-	-	-	(6,853)	-	-	(6,853)

Net income	-	-	-	-	-	26,002	-	26,002	26,002

Other comprehensive loss:
Net Change in unrealized gain on long term investments								112	112

Total comprehensive income								$26,114	-

Balance, March 31, 2010	3	9	22,990	23	2,628	94,305	-	(108)	96,857

Issuance of common stock from exercise of stock options	-	-	46	-	340	-	-	-	340

Issuance of restricted stock, net	-	-	86	-	-	-	-	-	-

Share based compensation	-	-	-	-	2,171	-	-	-	2,171

Dividends declared	-	-	-	-	-	(10,822)	-	-	(10,822)

Repurchased and retired shares	-	-	(791)	(1)	(12,246)	-	-	-	(12,247)

Deferred tax adjustment related to resticted stock and stock options	-	-	-	-	(132)	-	-	-	(132)

Allocation of retirement of repurchased shares of additional paid in capital and retained earnings	-	-	-	-	7,239	(7,239)	-	-	-

Net income	-	-	-	-	-	20,871	-	20,871	20,871

Other comprehensive loss:
Net Change in unrealized loss on short term investments								(31)	(31)
Net Change in unrealized loss on long term investments								(2)	(2)

Total comprehensive income								$20,838	-

Balance, March 31, 2011	3	9	22,331	22	-	97,115	-	(141)	97,005

Issuance of restricted stock, net	-	-	91	-	-	-	-	-	-

Share based compensation	-	-	-	-	2,246	-	-	-	2,246

Dividends declared	-	-	-	-	-	(10,989)	-	-	(10,989)

Repurchased and retired shares	-	-	(2,084)	(2)	(23,683)	-	-	-	(23,685)

Deferred tax adjustment related to resticted stock	-	-	-	-	(240)	-	-	-	(240)

Allocation of retirement of repurchased shares of additional paid in capital and retained earnings	-	-	-	-	21,677	(21,677)	-	-	-

Net income	-	-	-	-	-	16,659	-	16,659	16,659

Other comprehensive gain:
Net Change in unrealized gain on short term investments								75	75
Net Change in unrealized gain on long term investments								110	110

Total comprehensive income								$16,844	-

Balance, March 31, 2012	3	$9	20,338	$20	$-	$81,108	$-	$44	$81,181

See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

		Year Ended
		March 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$16,659	$20,871	$26,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,411	1,375	1,321
Share based compensation	2,246	2,171	1,594
Deferred income taxes	(56)	348	(305)
Bad debt expense	47	48	18
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Accounts receivable	366	64	766
Inventories - finished goods	(1,077)	3,924	(2,286)
Prepaid income taxes	465	(335)	32
Prepaid expenses and other current assets	(205)	(426)	144
Accounts payable	297	1,964	313
Accrued expenses and other current liabilities	238	102	86
Net cash provided by operating activities	20,391	30,106	27,685

Cash flows from investing activities:
Net change in investments	12,344	(10,146)	2,150
Purchases of property and equipment	(705)	(667)	(1,047)
Purchases of intangible asset	-	(10)	-
Net cash provided by (used in) investing activities	11,639	(10,823)	1,103

Cash flows from financing activities:
Dividends paid	(10,964)	(10,727)	(6,805)
Purchases of treasury stock	(23,685)	(12,247)	-
Proceeds from the exercise of stock options	-	340	735
Tax benefit related to stock options exercised	-	-	299
Tax adjustment related to stock compensation	(240)	(132)	-
Net cash used in financing activities	(34,889)	(22,766)	(5,771)

Net (decrease) increase in cash and cash equivalents	(2,859)	(3,483)	23,017
Cash and cash equivalents, at beginning of year	49,660	53,143	30,126

Cash and cash equivalents, at end of year	$46,801	$49,660	$53,143

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$9,543	$12,578	$14,719

Retirement of treasury stock	$23,685	$12,247	$-

Property and equipment purchases in accounts payable	$-	$130	$418

Dividends payable in accrued expenses	$168	$143	$48

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)          Summary of Significant Accounting Policies

Organization

PetMed Express, Inc. and subsidiaries, d/b/a 1-800-PetMeds (the “Company”), is a leading nationwide pet pharmacy.  The Company markets prescription and non-prescription pet medications, health products, and supplies for dogs and cats, direct to the consumer.  The Company markets its products through national television, online, and direct mail/print advertising campaigns, which aim to increase the recognition of the “1-800-PetMeds” brand name and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases.  The majority of all of the Company’s sales are to residents in the United States.  The Company’s executive offices are located in Pompano Beach, Florida.  The Company’s fiscal year end is March 31, and references herein to fiscal 2012, 2011, or 2010 refer to the Company’s fiscal years ended March 31, 2012, 2011, and 2010, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany transactions have been eliminated in consolidation.

Revenue Recognition

The Company generates revenue by selling pet medication products and pet supplies mainly to retail consumers.  The Company’s policy is to recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the customer.  Outbound shipping and handling fees are included in sales and are billed upon shipment.  Shipping expenses are included in cost of sales.  The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days.  Credit card sales minimize the accounts receivable balances relative to sales.  The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from the customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks.  The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends.  At March 31, 2012 and 2011, the allowance for doubtful accounts was approximately $5,000 and $6,000, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.  Cash and cash equivalents at March 31, 2012 and 2011 consisted of the Company’s cash accounts and money market accounts with a maturity of three months or less.  The carrying amount of cash equivalents approximates fair value.  The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.

Short and Long Term Investments

The Company’s short term investment balance consists of short term bond mutual funds.  The Company’s long term investment balance consisted of auction rate securities (“ARS”), which are investments with contractual maturities generally between 20 to 30 years, in the form of municipal bonds and preferred stock, whose interest rates reset, typically every seven to twenty-eight days, through an auction process.  At the end of each reset period, investors can sell or continue to hold the securities at par.  Beginning in February 2008, auctions failed for the ARS held because sell orders exceeded buy orders.  These failures were not believed to be a credit issue, but rather are caused by a lack of liquidity.  The funds associated with these failed auctions were not accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies (Continued)

As a result, these securities with failed auctions have been classified as long-term assets in the Consolidated Balance Sheet due to the fact that they were not currently trading at such date, and conditions in the general markets created uncertainty as to when successful auctions would be reestablished.  These ARS are recorded at estimated fair value and have variable interest rates that are recorded as interest income.  In accordance with ASC Topic 320 (“Accounting for Certain Investments in Debt and Equity Securities”), short term investments and long term investments are classified as available-for-sale, with any changes in fair value to be reflected in other comprehensive income.  The Company evaluates its long term investments for impairment and whether impairment is other-than-temporary, and, if other-than-temporary, then the measurement of the impairment loss is a charge to net income.  Unrealized gains and losses are deemed temporary and are included in accumulated other comprehensive income.  The Company recognized a temporary impairment on its ARS investments during fiscal 2011.  The Company did not believe that the underlying credit quality of the assets had been impacted; however the temporary impairment is mainly due to the lack of liquidity.  The Company liquidated its entire ARS balance in fiscal 2012.

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

Inventories

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method.  The Company writes down its inventory for estimated obsolescence.  The inventory reserve was approximately $66,000 and $63,000 at March 31, 2012 and 2011, respectively.

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

Intangible Asset

The intangible asset consists of a toll-free telephone number and an internet domain name.  In accordance with the ASC Topic 350 (“Goodwill and Other Intangible Assets”) the intangible assets are not being amortized, and are subject to an annual review for impairment.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)           Summary of Significant Accounting Policies (Continued)

Advertising

The Company’s advertising expenses consist primarily of television advertising, online marketing, and direct mail/print advertising.  Television advertising costs are expensed as the advertisements are televised.  Internet costs are expensed in the month incurred and direct mail/print costs are expensed when the related catalogs, brochures, and postcards are produced, distributed, or superseded.

Comprehensive Income

The Company applies ASC Topic 220 (“Reporting Comprehensive Income”) which requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The Company evaluates its long term investments for impairment and whether impairment is other-than-temporary, and measurement of an impairment loss as a charge to net income.  Unrealized gains and losses are deemed temporary and are included in accumulated other comprehensive income.  At March 31, 2012 the Company recorded an unrealized recovery of $110,000, within accumulated other comprehensive income, based upon receiving full par value of these ARS.  At March 31, 2011 the Company recognized a temporary impairment on its ARS investments, and this unrealized loss was included in accumulated other comprehensive income.

The following is a summary of our comprehensive income (in thousands):

	March 31,
	2012	2011	2010

Net income	$16,659	$20,871	$26,002
Net change in unrealized loss on short term investments	75	(31)	-
Net change in unrealized gain (loss) and redemptions on long term investments	110	(2)	112
Comprehensive income	$16,844	$20,838	$26,114

Income Taxes

The Company accounts for income taxes under the provisions of ASC Topic 740 (“Accounting for Income Taxes”) which generally requires the recognition of deferred tax assets and liabilities for the expected future tax benefits or consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting carrying values and the tax bases of assets and liabilities, and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse.  The Company adopted the provisions of ASC Topic 740 ( “Accounting for Uncertainty in Income Taxes”, in the first quarter of fiscal 2008.  As required by “Accounting for Uncertainty in Income Taxes” guidance, which clarifies ASC Topic 740, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the Consolidated Financial Statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  At the adoption date, the Company applied “Accounting for Uncertainty in Income Taxes” guidance to all tax positions for which the statute of limitations remained open.  The Company files tax returns in the U.S. federal jurisdiction and Florida and Georgia.  With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years ending March 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies (Continued)

Upon implementing “Accounting for Uncertainty in Income Taxes” guidance, the Company did not recognize any additional liabilities for unrecognized tax positions.  The adoption of “Accounting for Uncertainty in Income Taxes” guidance had no material impact on the Company’s consolidated financial position, results of operations, or cash flows in fiscal 2012.  Any interest and penalties related to income taxes will be recorded to other income (expenses).

Business Concentrations

The Company purchases its products from a variety of sources, including certain manufacturers, domestic distributors, and wholesalers.  We have multiple suppliers for each of our products to obtain the lowest cost.  There were four suppliers from whom we purchased approximately 50% of all products in fiscal 2012, compared to seven suppliers from whom we purchased approximately 50% of all products in fiscal 2011.

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

(2)           Long Term Investments

The long term investment balances consisted of ARS investments.  Our ARS consisted of closed-end fund preferred ARS, with interest rates that reset, typically every seven to twenty-eight days. These ARS were rated AAA, the highest rating available by a rating agency. The fair value of our ARS investments was assessed by management with the assistance of an outside third party appraisal firm, during fiscal 2011.  At March 31, 2012, the Company had liquidated its entire Auction Rate Security (“ARS”) balance, and recorded an unrealized recovery of $110,000 within accumulated other comprehensive gain (loss) account, based upon receiving full par value for these ARS.   As of March 31, 2011, the Company held $12.5 million in ARS, at par, which were classified as long term investments and the Company recorded an unrealized impairment loss of approximately $2,000 for the year then ended.  As of March 31, 2011, cumulative losses of $110,000 were recognized within the accumulated other comprehensive loss account.  The $110,000 impairment was recorded as temporary due to the fact that the Company had the intent and the ability to hold these securities until anticipated recovery or maturity, and did expect to fully recover the cost basis of the investment.

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

Assets and liabilities measured at fair value are summarized below (in thousands):

		Fair Value Measurement at March 31, 2012 Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and Cash equivalents - money markets funds	$46,801	$46,801	$-	$-
Short term investments - bond mutual funds	10,347	10,347	-	-

	$57,148	$57,148	$-	$-

The following table is a reconciliation of financial assets measured at fair value using unobservable inputs (Level 3) during the year ended March 31, 2012 (in thousands):

	Auction Rate Securities
	Ended March 31,
	2012	2011

Balance, beginning of year	$12,390	$12,392
Redemption of securities	(12,500)	-
Recovery of valuation	110	-
Total unrealized loss included in other comprehensive income	-	(2)
Balance, end of year	$-	$12,390

Long term investments measured at fair value using Level 3 inputs are comprised of ARS. Although ARS would typically be measured using Level 2 inputs, the recent failure of auctions and the lack of market activity and liquidity required that these securities be measured using Level 3 inputs.  The Company’s ARS consisted of closed-end fund preferred ARS, with interest rates that reset, typically every seven to twenty-eight days. The fair value of our ARS investments was assessed by management with the assistance of an outside third party appraisal firm, which was conducted during fiscal 2011.  The fair value was calculated using a discounted cash flow valuation model.  The three inputs used in determining the fair values of the ARS were:

(1) Forecasted interest payments cash flows - In failed ARS auctions interest rates are set by the terms of the prospectus. For almost all of the securities the terms are a combination of two components: the determination of a base rate which is based on the maximum of two indexes, or a single index as defined in the prospectus. Base rates are adjusted through either a multiplication factor or an addition of a spread factor as defined in the prospectus which is dependent on the credit rating of the security.  Our ARS were rated AAA, the highest rating available by a rating agency.

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

At March 31, 2012, the Company had liquidated its entire ARS balance, and recorded an unrealized recovery of $110,000 within accumulated other comprehensive gain (loss) account, based upon receiving full par value for these ARS.  As of March 31, 2011, the Company held $12.5 million in ARS, at par, which were classified as long term investments and the Company recorded an unrealized impairment loss of approximately $2,000 for the year then ended.  As of March 31, 2011, cumulative losses of $110,000 were recognized within the accumulated other comprehensive loss account, based upon an assessment by the outside third party appraisal firm.  The $110,000 impairment was recorded as temporary due to the fact that the Company had the intent and the ability to hold these securities until anticipated recovery or maturity, and did expect to fully recover the cost basis of the investment.

(4)           Property and Equipment

Major classifications of property and equipment consist of the following (in thousands):

	March 31,
	2012	2011

Leasehold improvements	$1,092	$1,063
Computer software	2,406	2,236
Furniture, fixtures and equipment	5,475	5,194
	8,973	8,493
Less: accumulated depreciation	(6,376)	(5,060)

Property and equipment, net	$2,597	$3,433

(5)           Accrued Expenses and Other Current Liabilities

Major classifications of accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,
	2012	2011

Accrued sales tax	$499	$505
Accrued credit card fees	323	421
Accrued salaries and benefits	569	475
Accrued professional expenses	319	185
Accrued advertising expenses	230	196
Accrued sales return allowance	167	155
Accrued dividends payable	168	143
Other accrued liabilities	497	429

Accrued expenses and other current liabilities	$2,772	$2,509

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)           Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	March 31,
	2012	2011
Deferred tax assets:
Bad debt and inventory reserves	$26	$25
Accrued expenses	535	543
Deferred stock compensation	331	336
Net operating loss carryforward	250	349

Deferred tax assets	1,142	1,253
Less: valuation allowance	-	-

Total deferred tax assets	1,142	1,253

Deferred tax liabilities:
Property and equipment	(404)	(571)

Total net deferred taxes	$738	$682

There was no change in the valuation allowance which was $0 for both the fiscal years ended March 31, 2012 and 2011.  At March 31, 2012, the Company had federal net operating loss carryforwards of approximately $675,000.  The federal net operating loss carryforwards expire in the years 2020 and 2021.  The use of such net operating loss carryforwards is limited to approximately $266,000 annually due to a change of control on November 22, 2000.  The components of the income tax provision consist of the following (in thousands):

	Year Ended March 31,
	2012	2011	2010

Current taxes
Federal	$9,138	$11,007	$13,738
State	870	1,052	1,307
Total current taxes	10,008	12,059	15,045

Deferred taxes
Federal	(270)	317	(279)
State	(26)	30	(26)
Total deferred taxes	(296)	347	(305)

Total provision for income taxes	$9,712	$12,406	$14,740

The reconciliation of income tax provision computed at the U.S. federal statutory tax rates to income tax expense is as follows (in thousands):

	Year Ended March 31,
	2012	2011	2010

Income taxes at U.S. statutory rates	$9,230	$11,647	$14,260
State income taxes, net of federal tax benefit	540	714	823
Permanent differences	(68)	(64)	(123)
Other	10	109	113
Change in valuation allowance	-	-	(333)

Total provision for income taxes	$9,712	$12,406	$14,740

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)           Shareholders’ Equity

Preferred Stock

In April 1998, the Company issued 250,000 shares of its $.001 par value preferred stock at a price of $4.00 per share, less issuance costs of $112,187.  Each share of the preferred stock is convertible into approximately 4.05 shares of common stock at the election of the shareholder.  The shares have a liquidation value of $4.00 per share and may pay dividends at the sole discretion of the Company.  The Company does not anticipate paying dividends to the preferred shareholders in the foreseeable future.  Each share of preferred stock is entitled to one vote on all matters submitted to a vote of shareholders of the Company.  As of March 31, 2012 and 2011, 2,500 shares of the convertible preferred stock remained unconverted and outstanding.

Share Repurchase Plan

On November 8, 2006, the Company’s Board of Directors approved a share repurchase plan of up to $20.0 million.  On October 31, 2008, November 1, 2010, and August 1, 2011, the Company’s Board of Directors approved a second, third, and fourth share repurchase plan, respectively, each for an additional $20.0 million.  The repurchase plan is intended to be implemented through purchases made from time to time in either the open market or through private transactions at the Company’s discretion, subject to market conditions and other factors, in accordance with Securities and Exchange Commission requirements.  There can be no assurances as to the precise number of shares that will be repurchased under the share repurchase plan, and the Company may discontinue the share repurchase plan at any time subject to compliance with applicable regulatory requirements.  Shares purchased pursuant to the share repurchase plan will either be cancelled or held in the Company’s treasury.  During fiscal 2012 the Company repurchased approximately 2.1 million shares of the Company’s outstanding common stock for approximately $23.7 million, averaging approximately $11.36 per share.  During fiscal 2011 the Company repurchased approximately 791,000 shares of the Company’s outstanding common stock for approximately $12.2 million, averaging approximately $15.47 per share.  As of March 31, 2012 the Company had approximately $14.0 million remaining under the Company’s share repurchase plan.

Dividends

On August 3, 2009, the Company’s Board of Directors declared its first quarterly dividend of $0.10 per share on its common stock.  On August 2, 2010, the Company’s Board of Directors increased the quarterly dividend to $0.125 per share, and then on January 27, 2012, the Company’s Board of Directors increased the quarterly dividend to $0.15 per share.  The Company intends to continue to pay regular quarterly dividends; however the declaration and payment of future dividends is discretionary and will be subject to a determination by the Board of Directors each quarter following its review of the Company’s financial performance.

During fiscal 2012, our Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount (In thousands)	Payment Date

May 6, 2011	$0.125	May 16, 2011	$2,782	May 27, 2011
July 29, 2011	$0.125	August 12, 2011	$2,626	August 26, 2011
October 28, 2011	$0.125	November 11, 2011	$2,542	November 25, 2011
January 27, 2012	$0.150	February 10, 2012	$3,051	February 24, 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)          Stock Options and Restricted Stock

The PetMed Express, Inc. 1998 Stock Option Plan (the “Plan”), which expired on July 31, 2008, provided for the issuance of qualified options to officers and key employees, and nonqualified options to directors, consultants, and other service providers, to purchase the Company’s common stock.  The Company had reserved 5.0 million shares of common stock for issuance under the Plan.  The exercise prices of options issued under the Plan must be equal to or greater than the market price of the Company’s common stock as of the date of issuance.  Options generally vest ratably over a three-year period commencing on the first anniversary of the grant with respect to options granted to employees/directors under the Plan.  The Company had no options outstanding at March 31, 2012 and 2011.  No options have been issued since May 2005.  Cash received from stock options exercised for the fiscal years ended March 31, 2012, 2011, and 2010 was approximately $0, $340,000 and $735,000, respectively.  The income tax benefits from stock options exercised totaled approximately $0, $0, and $299,000, for the fiscal years ended March 31, 2012, 2011, and 2010, respectively.  At March 31, 2012 and 2011, there were no exercisable stock options.  As of March 31, 2012 and 2011 the Company had no non-vested stock options.  As of March 31, 2012 and 2011, there was no unrecognized compensation expense, aggregate intrinsic value, or weighted average remaining term, related to vested stock option awards.

On July 28, 2006, the Company received shareholder approval for the adoption of the 2006 Employee Equity Compensation Restricted Stock Plan (the “Employee Plan”) and the 2006 Outside Director Equity Compensation Restricted Stock Plan (the “Director Plan”).  The purpose of the plans is to promote the interests of the Company by securing and retaining both employees and outside directors.  The Company has reserved 1.0 million shares of common stock for issuance under the Employee Plan, and 200,000 shares of common stock for issuance under the Director Plan.  The value of the restricted stock is determined based on the market value of the stock at the issuance date.  The restriction period or forfeiture period is determined by the Company’s Board and is to be no less than 1 year and no more than ten years.  The Company had 542,377 restricted common shares issued under the Employee Plan and 152,000 restricted common shares issued under the Director Plan at March 31, 2012, all shares of which were issued subject to a restriction or forfeiture period which will lapse ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period.  For each of the years ended March 31, 2012 and 2011, the Company recognized $2.2 million of compensation expense related to the Employee and Director Plans.

A summary of the Company’s non-vested restricted stock as of March 31, 2012 is as follows:

	Employee Plan Number of Shares (In thousands)	Director Plan Number of Shares (In thousands)	Total Plans Number of Shares (In thousands)

Non-vested restricted stock outstanding at March 31, 2011	196	54	250

Restricted stock granted	61	30	91

Restricted stock vested	(96)	(26)	(122)

Restricted stock forfeited or expired	-	-	-

Non-vested Restricted stock outstanding at March 31, 2012	161	58	219

At March 31, 2012 and 2011, there were 218,757 and 249,755 non-vested restricted stock shares outstanding, respectively. During the fiscal years ended March 31, 2012 and 2011, the Company issued, net of forfeitures, 91,150 and 86,584 restricted shares, respectively.  At March 31, 2012 and 2011, there were $2.5 million and $3.7 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the remaining weighted average vesting period of 1.6 years for both fiscal 2012 and 2011.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands, except for per share amounts):

	Year Ended March 31,
	2012	2011	2010

Net income (numerator):

Net income	$16,659	$20,871	$26,002

Shares (denominator)

Weighted average number of common shares outstanding used in basic computation	20,613	22,514	22,617
Common shares issuable upon exercise of stock options and vesting of restricted stock	85	119	119
Common shares issuable upon conversion of preferred shares	10	10	10
Shares used in diluted computation	20,708	22,643	22,746

Net income per common share:

Basic	$0.81	$0.93	$1.15
Diluted	$0.80	$0.92	$1.14

At March 31, 2012 and 2011, all common stock options and restricted stock were included in the diluted net income per common share computation as their exercise prices were less than the average market price of the common shares for the period.

 (10)       Valuation and Qualifying Accounts

Activity in the Company’s valuation and qualifying accounts consists of the following (in thousands):

	Year Ended March 31,
	2012	2011	2010

Allowance for doubtful accounts:
Balance at beginning of period	$6	$5	$59
Provision for doubtful accounts	47	48	17
Write-off of uncollectible accounts receivable	(48)	(47)	(71)

Balance at end of year	$5	$6	$5

Valuation allowance for deferred tax assets:
Balance at beginning of period	$-	$-	$333
Reductions	-	-	(333)

Balance at end of year	$-	$-	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)        Commitments and Contingencies

Legal Matters and Routine Proceedings

In October 2009, the Company was notified that it was named as a defendant in a multi-defendant lawsuit, filed in the United States District Court for the Eastern District of Texas, Marshall Division, seeking declaratory, injunctive, and monetary relief styled Charles E. Hill & Associates, Inc. v. ABT Electronics, Inc., et al, Cause No. 2:09-CV-313.  The lawsuit alleges that the Company is infringing on patents related to electronic catalog systems.  From the outset, the vendor that provides the Company with the Internet software had been defending and indemnifying the Company.  However, effective February 15, 2011, the company that acquired this vendor declined to provide any further indemnification of the Company.  On October 5, 2011, the parties engaged in court-ordered mediation, which was unsuccessful.  Without admitting any liability or wrongdoing, and with no finding or admission as to the merit or lack of merit of any claim or defense asserted in connection with the litigation, in May 2012, the Company entered into a licensing agreement, for a confidential amount, and a Stipulation of Dismissal was filed with the Court, dismissing the lawsuit against the Company.

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

Employment Agreements

On February 8, 2010, the Company amended the CEO’s existing Executive Employment Agreement and entered into Amendment No. 3 to the Executive Employment Agreement with Mr. Akdag.  The Agreement amended certain provisions of the Executive Employment Agreement as follows: the term of the Agreement is for three years, commencing on March 16, 2010; Mr. Akdag’s salary was increased to $550,000 per year throughout the term of the Agreement, and Mr. Akdag was granted 120,000 shares of restricted stock.  The restricted stock was granted on March 16, 2010, in accordance with the Company’s 2006 Employee Equity Compensation Restricted Stock Plan and the restrictions shall lapse ratably over a three-year period, and as of March 31, 2012, there were 40,000 unvested shares of restricted stock.

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

Years Ending March 31, (in thousands)

2013	767
2014	784
2015	794
2016	133

Total lease payments	$2,478

Rent expense was $745,000, $724,000, and $703,000 for the years ended March 31, 2012, 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (12)        Sales by Category

The following table provides a breakdown of the percentage of total sales by each category during the indicated periods:

	Year Ended March 31,
	2012	2011	2010

Non-prescription medications and supplies	59%	61%	64%
Prescription medications	40%	38%	35%
Shipping and handling charges and other	1%	1%	1%
Total	100%	100%	100%

 (13)        Employee Benefit Plan

The Company maintains a 401(k) Savings Plan for eligible employees.  The plan is a defined contribution plan that is administered by the Company.  All regular, full-time employees are eligible for voluntary participation upon completing one year of service and having attained the age of 21.  The plan provides for growth in savings through contributions and income from investments.  It is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended.  Plan participants are allowed to contribute a specified percentage of their base salary.  In 2006, the Company adopted a matching plan which is funded subsequent to the calendar year.  During the years ended March 31, 2012 and 2011, the Company charged $165,000 and $168,000, respectively, of 401(k) matching contribution and administration expense to general and administrative expenses.

(14)	Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data for fiscal 2012 and 2011 is as follows (in thousands, except for per share amounts):

Quarter Ended:	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012

Sales	$73,578	$58,225	$50,523	$55,924
Gross Profit	$24,110	$19,934	$17,154	$18,967
Income from operations	$7,565	$6,080	$6,102	$6,275
Net income	$4,837	$3,930	$3,898	$3,993
Diluted net income per common share	$0.22	$0.19	$0.19	$0.20

Quarter Ended:	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011

Sales	$74,369	$61,245	$45,118	$50,910
Gross Profit	$27,226	$22,330	$16,925	$17,475
Income from operations	$11,827	$7,727	$7,027	$6,443
Net income	$7,225	$4,977	$4,522	$4,147
Diluted net income per common share	$0.32	$0.22	$0.20	$0.19

(15)	Subsequent Events

On May 4, 2012, the Company’s Board of Directors declared a quarterly dividend of $0.15 per share on its common stock.  The $3.1 million dividend was paid on May 25, 2012, to shareholders of record at the close of business on May 14, 2012.

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

The Audit Committee (“Committee”) of our Company’s Board of Directors, comprised solely of Directors who are independent in accordance with the requirements of The NASDAQ Stock Market LLC listing standards, the Exchange Act and the Company’s Corporate Governance Guidelines, meets with the independent auditors and management periodically to discuss internal control over financial reporting, and auditing and financial reporting matters.  The Committee reviews with the independent auditors the scope and results of the audit effort.  The Committee also meets periodically with the independent auditors without management present to ensure that the independent auditors have free access to the Committee.  Our Audit Committee’s Report can be found in the Company’s 2012 Proxy Statement.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of March 31, 2012.

The Company’s independent auditors, McGladrey LLP, a registered public accounting firm, are appointed by the Audit Committee of the Company’s Board of Directors, subject to ratification by our Company’s shareholders.  McGladrey LLP have audited and reported on the Consolidated Financial Statements of PetMed Express, Inc. and subsidiaries, and issued a report on the Company’s internal control over financial reporting.  The reports of the independent auditors are contained in our Annual Report on Form 10-K.

/s/ Menderes Akdag
Menderes Akdag
Chief Executive Officer, President, Director

May 29, 2012

/s/ Bruce S. Rosenbloom
Bruce S. Rosenbloom
Chief Financial Officer

May 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
PetMed Express, Inc and subsidiaries:

We have audited PetMed Express, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  PetMed Express, Inc. and subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, PetMed Express, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of PetMed Express, Inc and subsidiaries. and our report dated May 29, 2012 expressed an unqualified opinion.

/s/ McGladrey LLP
McGladrey LLP

Fort Lauderdale, Florida
May 29, 2012

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2012, the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date, that our disclosure controls and procedures were effective such that the information relating to PetMed Express, Inc., including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2012 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that the Company maintained effective internal control over financial reporting as of March 31, 2012, as stated in our report which is included herein. Our internal control over financial reporting as of March 31, 2012 has been audited by McGladrey LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2012, relating to our 2012 Annual Meeting of Stockholders to be held on July 27, 2012, and is incorporated herein by reference.

We adopted a Code of Business Conduct and Ethics applicable to all officers, directors, and employees.  The Company’s Code of Business Conduct and Ethics may be found in our 2004 Proxy which was filed on June 30, 2004.  You may also obtain a copy of our Code of Business Conduct and Ethics free of charge by contacting Investor Relations at 1-800-738-6337.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2012, relating to our 2012 Annual Meeting of Stockholders to be held on July 27, 2012, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item (other than information required by Item 201(d) of Regulation S-K with respect to equity compensation plans, which is set forth under Item 5. in this Annual Report on Form 10-K) will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2012, relating to our 2012 Annual Meeting of Stockholders to be held on July 27, 2012, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2012, relating to our 2012 Annual Meeting of Stockholders to be held on July 27, 2012, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2012, relating to our 2012 Annual Meeting of Stockholders to be held on July 27, 2012, and is incorporated herein by reference.

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

Dated: May 29, 2012

PETMED EXPRESS, INC. (the “registrant”)

By: /s/ Menderes Akdag
Menderes Akdag Chief Executive Officer and President (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on May 29, 2012.

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