Form 10-Q
period 2012-06-30
PETMED EXPRESS INC
filed 2012-07-31
CIK 1040130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,421,991 Common Shares, $.001 par value per share at July 31, 2012.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	March 31,
	2012	2012
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$57,351	$46,801
Short term investments - available for sale	10,382	10,347
Accounts receivable, less allowance for doubtful accounts of $7 and $5, respectively	2,392	1,572
Inventories - finished goods	18,314	26,217
Prepaid expenses and other current assets	1,658	1,241
Deferred tax assets	1,110	1,230
Prepaid income taxes	-	199
Total current assets	91,207	87,607

Property and equipment, net	2,476	2,597
Intangible asset	860	860

Total assets	$94,543	$91,064

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,252	$6,619
Accrued expenses and other current liabilities	2,162	2,772
Income taxes payable	2,214	-
Total current liabilities	11,628	9,391

Deferred tax liabilities	270	492

Total liabilities:	11,898	9,883

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.001 par value, 5,000 shares authorized; 3 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized; 20,335 and 20,338 shares issued and outstanding, respectively	20	20
Additional paid-in capital	554	-
Retained earnings	82,009	81,108
Accumulated other comprehensive gain	53	44

Total shareholders’ equity	82,645	81,181

Total liabilities and shareholders’ equity	$94,543	$91,064

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except for per share amounts)(Unaudited)

	Three Months Ended
	June 30,
	2012	2011

Sales	$68,955	$73,578
Cost of sales	46,651	49,468

Gross profit	22,304	24,110

Operating expenses:
General and administrative	5,922	6,104
Advertising	9,850	10,100
Depreciation	328	341
Total operating expenses	16,100	16,545

Income from operations	6,204	7,565

Other income (expense):
Interest income, net	59	86
Other, net	-	(1)
Total other income	59	85

Income before provision for income taxes	6,263	7,650

Provision for income taxes	2,311	2,813

Net income	$3,952	$4,837

Net income per common share:
Basic	$0.20	$0.22
Diluted	$0.20	$0.22

Weighted average number of common shares outstanding:
Basic	20,119	21,648
Diluted	20,245	21,767

Comprehensive income	$3,961	$4,930

Cash dividends declared per common share	$0.150	$0.125

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Three Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$3,952	$4,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	328	341
Share based compensation	554	565
Deferred income taxes	(101)	(155)
Bad debt expense	11	19
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Accounts receivable	(831)	(338)
Inventories - finished goods	7,903	(934)
Prepaid income taxes	199	664
Prepaid expenses and other current assets	(417)	(398)
Accounts payable	633	1,700
Income taxes payable	2,213	2,303
Accrued expenses and other current liabilities	(643)	(60)
Net cash provided by operating activities	13,801	8,544

Cash flows from investing activities:
Net change in investments	(26)	7,619
Purchases of property and equipment	(207)	(82)
Net cash (used in) provided by investing activities	(233)	7,537

Cash flows from financing activities:
Dividends paid	(3,018)	(2,751)
Purchases of treasury stock	-	(13,577)
Net cash used in financing activities	(3,018)	(16,328)

Net increase (decrease) in cash and cash equivalents	10,550	(247)
Cash and cash equivalents, at beginning of period	46,801	49,660

Cash and cash equivalents, at end of period	$57,351	$49,413

Supplemental disclosure of cash flow information:

Dividends payable in accrued expenses	$200	$174

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:  Summary of Significant Accounting Policies

Organization

PetMed Express, Inc. and subsidiaries, d/b/a 1-800-PetMeds (the “Company”), is a leading nationwide pet pharmacy.  The Company markets prescription and non-prescription pet medications, health products, and supplies for dogs and cats, direct to the consumer.  The Company offers consumers an attractive alternative for obtaining pet medications in terms of convenience, price, and speed of delivery.  The Company markets its products through national television, online, and direct mail/print advertising campaigns, which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases.  The majority of the Company’s sales are to residents in the United States.  The Company’s executive offices are located in Pompano Beach, Florida.  The Company’s fiscal year end is March 31, and references herein to Fiscal 2013 or 2012 refer to the Company’s fiscal years ending March 31, 2013 and 2012, respectively.

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at June 30, 2012, the Statements of Income and Comprehensive Income for the three months ended June 30, 2012 and 2011, and Cash Flows for the three months ended June 30, 2012 and 2011.  The results of operations for the three months ended June 30, 2012 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2013.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2012.  The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries.  All significant intercompany transactions have been eliminated upon consolidation.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued accounting guidance on the presentation of comprehensive income.  Under this guidance, entities have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance was amended in December 2011 to defer the requirement to present the effects of reclassification adjustments out of accumulated other comprehensive income on the components of net income. We adopted this guidance in the first quarter of Fiscal 2013 and have presented total comprehensive income in a single continuous statement which contains two sections, net earnings and comprehensive income. This accounting guidance only impacted presentation and did not have an impact on our consolidated financial position, results of operations or cash flows.

The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Note 2:  Net Income Per Share

In accordance with the provisions of ASC Topic 260 (“Earnings Per Share”) basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted net income per common share includes the dilutive effect of potential restricted stock and the effects of the potential conversion of preferred shares, calculated using the treasury stock method.  Outstanding restricted stock and convertible preferred shares issued by the Company represent the only dilutive effect reflected in diluted weighted average shares outstanding.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands, except for per share amounts):

	Three Months Ended June 30,
	2012	2011

Net income (numerator):

Net income	$3,952	$4,837

Shares (denominator):

Weighted average number of common shares outstanding used in basic computation	20,119	21,648

Common shares issuable upon vesting of restricted stock	116	109

Common shares issuable upon conversion of preferred shares	10	10
Shares used in diluted computation	20,245	21,767

Net income per common share:

Basic	$0.20	$0.22
Diluted	$0.20	$0.22

At June 30, 2012 and 2011, all common restricted stock were included in the diluted net income per common share computation.

Note 3:  Accounting for Stock-Based Compensation

The Company records compensation expense associated with restricted stock in accordance with ASC Topic 718 (“Share Based Payment”).  The Company adopted the modified prospective transition method provided under ASC Topic 718.   The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of general and administrative expenses.

The Company had 542,377 restricted common shares issued under the 2006 Employee Equity Compensation Restricted Stock Plan (“Employee Plan”) and 152,000 restricted common shares issued under the 2006 Outside Director Equity Compensation Restricted Stock Plan (“Director Plan”) at June 30, 2012, all shares of which were issued subject to a restriction or forfeiture period which lapse ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period.  The Company did not issue any shares of restricted stock during the quarter.  For the quarters ended June 30, 2012 and 2011, the Company recognized $554,000 and $565,000, respectively, of compensation expense related to the Employee Plan and Director Plan.  At June 30, 2012 and 2011, there was $1.9 million and $3.2 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the next three years.

Note 4:  Short Term Investments

The Company’s short term investment balance consists of short term bond mutual funds.  In accordance with ASC Topic 320 (“Accounting for Certain Investments in Debt and Equity Securities”), short term investments are accounted for as available for sale securities with any changes in fair value to be reflected in other comprehensive income. The Company had a short term investments balance of $10.4 million as of both June 30, 2012 and March 31, 2012.

Note 5:  Fair Value

The Company carries various assets and liabilities at fair value in the Condensed Consolidated Balance Sheets.  Fair value is defines as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.  ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.
Level 3 - Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company’s cash equivalents and short term investments are classified within Level 1.  Assets and liabilities measured at fair value are summarized below:

		Fair Value Measurement at June 30, 2012 Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
(In thousands)	2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents - money market funds	$57,351	$57,351	$-	$-
Short term investments - bond mutual funds	10,382	10,382	-	-
	$67,733	$67,733	$-	$-

Note 6:  Commitments and Contingencies

In October 2009, the Company was notified that it was named as a defendant in a multi-defendant lawsuit, filed in the United States District Court for the Eastern District of Texas, Marshall Division, seeking declaratory, injunctive, and monetary relief styled Charles E. Hill & Associates, Inc. v. ABT Electronics, Inc., et al, Cause No. 2:09-CV-313.  The lawsuit alleged that the Company was infringing on patents related to electronic catalog systems.  From the outset, the vendor that provides the Company with the Internet software had been defending and indemnifying the Company.  However, effective February 15, 2011, the company that acquired this vendor declined to provide any further indemnification of the Company.  In May 2012 without admitting any liability or wrongdoing, and with no finding or admission as to the merit or lack of merit of any claim or defense asserted in connection with the litigation, the Company entered into a licensing agreement, for a confidential amount, and a Stipulation of Dismissal was filed with the Court, dismissing the lawsuit against the Company.

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

Note 7:  Changes in Stockholders’ Equity and Comprehensive Income:

Changes in stockholders’ equity for the three months ended June 30, 2012 is summarized below (in thousands):
			Accumulated
	Additional		Other
	Paid-In	Retained	Comprehensive
	Capital	Earnings	Gain

Beginning balance at March 31, 2012:	$-	$81,108	$44
Share based compensation	554	-	-
Dividends declared	-	(3,051)	-
Net Income	-	3,952	-
Net change in unrealized gain on short term investments	-	-	9
Ending balance at June 30, 2012:	$554	$82,009	$53

Shares of treasury stock purchased in the period ended June 30, 2011 totaling 1.1 million were retired and cancelled, and no shares of treasury stock were purchased in the period ended June 30, 2012.

Total comprehensive income for the three months ended June 30, 2012 and 2011 is summarized below (in thousands):

	Three Months Ended
	June 30,
	2012	2011

Net income	$3,952	$4,837
Net change in unrealized gain on short term investments	9	46
Net change in unrealized gain on redemptions of long term investments	-	47
Comprehensive income	$3,961	$4,930

Note 8:  Income Taxes

For the quarters ended June 30, 2012 and 2011, the Company recorded an income tax provision for approximately $2.3 million and $2.8 million, respectively.  The effective tax rate for the quarters ended June 30, 2012 and 2011 were 36.9% and 36.8%, respectively.

Note 9:  Subsequent Events

On July 27, 2012 the Board of Directors approved the issuance of approximately 87,000 restricted shares to certain employees and the outside directors of the Company.  All shares which were issued are subject to a restriction or forfeiture period which will lapse ratably on the first, second, and third anniversaries of the date of grant, and the fair value will be amortized over the three-year restriction period.

On July 30, 2012 the Board of Directors declared a quarterly dividend of $0.15 per share.  The Board established an August 13, 2012 record date and an August 24, 2012 payment date.   Based on the outstanding share balance as of July 30, 2012 the Company estimates the dividend payable to be approximately $3.1 million.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Summary

PetMed Express was incorporated in the state of Florida in January 1996.  The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “PETS.”  The Company began selling pet medications and other pet health products in September 1996.  In March 2010 the Company started offering for sale additional pet supplies on its website, and these items are drop shipped to customers by third party vendors. Presently, the Company’s product line includes approximately 1,600 of the most popular pet medications, health products, and supplies for dogs and cats.

The Company markets its products through national television, online, and direct mail/print advertising campaigns which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases.  Approximately 77% of all sales were generated via the Internet for the three months ended June 30, 2012, compared to 73% for the quarter ending June 30, 2011.  The Company’s sales consist of products sold mainly to retail consumers.  The three-month average purchase was approximately $73 and $80 per order for the quarters ended on June 30, 2012 and 2011, respectively.

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

Revenue recognition

The Company generates revenue by selling pet medication products and pet supplies primarily to retail consumers.  The Company’s policy is to recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the customer.  Outbound shipping and handling fees are included in sales and are billed upon shipment.  Shipping expenses are included in cost of sales.  The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days.  Credit card sales minimize accounts receivable balances relative to sales.  The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks.  The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends.  The allowance for doubtful accounts was approximately $7,000 for the quarter ended June 30, 2012 compared to $5,000 for the year ended March 31, 2012.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method.  The Company writes down its inventory for estimated obsolescence.  The inventory reserve was approximately $46,000 for the quarter ended June 30, 2012 compared to $66,000 for the year ended March 31, 2012.

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

Results of Operations

The following should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein.  The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended
	June 30,
	2012	2011

Sales	100.0%	100.0%
Cost of sales	67.6	67.2

Gross profit	32.4	32.8

Operating expenses:
General and administrative	8.6	8.3
Advertising	14.3	13.7
Depreciation	0.5	0.5
Total operating expenses	23.4	22.5

Income from operations	9.0	10.3

Total other income	0.1	0.1

Income before provision for income taxes	9.1	10.4

Provision for income taxes	3.4	3.8

Net income	5.7%	6.6%

Three Months Ended June 30, 2012 Compared With Three Months Ended June 30, 2011

Sales

Sales decreased by approximately $4.6 million, or 6.3%, to approximately $69.0 million for the quarter ended June 30, 2012, from approximately $73.6 million for the quarter ended June 30, 2011.  The decrease in sales for the three months ended June 30, 2012 was primarily due to the unavailability of Novartis brands during the quarter, due to the manufacturer’s suspended production.  Our sales were also down due to a decline in average order size, which may be attributed to customers purchasing smaller quantities, for example a 3-month supply instead of 6 months, additional discounts given, a change in product mix to lower priced items, and increased competition.  The Company acquired approximately 197,000 new customers for the quarter ended June 30, 2012, compared to approximately 226,000 new customers for the same period the prior year.  The following chart illustrates sales by various sales classifications:

Three Months Ended June 30,
Sales (In thousands)	2012	%	2011	%	$ Variance	% Variance

Reorder Sales	$55,061	79.9%	$56,619	77.0%	$(1,558)	-2.8%
New Order Sales	$13,894	20.1%	$16,959	23.0%	$(3,065)	-18.1%

Total Net Sales	$68,955	100.0%	$73,578	100.0%	$(4,623)	-6.3%

Internet Sales	$52,793	76.6%	$54,062	73.5%	$(1,269)	-2.3%
Contact Center Sales	$16,162	23.4%	$19,516	26.5%	$(3,354)	-17.2%

Total Net Sales	$68,955	100.0%	$73,578	100.0%	$(4,623)	-6.3%

Sales may be adversely affected in Fiscal 2013 due to increased competition and consumers giving more consideration to price and trading down to smaller package quantities and to less expensive brands, including generics.  In response to these trends, the Company will focus on advertising efficiency and shifting sales to higher margin items, combined with expanding our product offerings to pet supplies.  No guarantees can be made that the Company’s efforts will be successful, or that sales will grow in the future.  The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm, and flea and tick medications.  For the quarters ended June 30, September 30, December 31, and March 31 of Fiscal 2012, the Company’s sales were approximately 31%, 24%, 21%, and 24%, respectively.

In January 2012, the manufacturer Novartis Consumer Health, Inc. announced that it halted production of their animal health products, including the following brands: Sentinel®, Interceptor®, Program®, Deramaxx®, and Clomicalm®.  This disruption is industry wide, and at this time product availability is unknown.  We are currently asking prescribing veterinarians to prescribe alternate brands. This disruption in production has negatively impacted our sales during the quarter.  If the disruption is prolonged it may negatively impact future sales.

Cost of sales

Cost of sales decreased by approximately $2.8 million, or 5.7%, to approximately $46.7 million for the quarter ended June 30, 2012, from approximately $49.5 million for the quarter ended June 30, 2011.  The decrease in cost of sales is directly related to the decrease in sales during the quarter ended June 30, 2012.  As a percent of sales, the cost of sales was 67.6% and 67.2% for the quarters ended June 30, 2012 and 2011, respectively.  The percentage increase can be mainly attributed to an increase to shipping expenses during the quarter, compared to the same quarter in the prior year.

Gross profit

Gross profit decreased by approximately $1.8 million, or 7.5%, to approximately $22.3 million for the quarter ended June 30, 2012, from approximately $24.1 million for the quarter ended June 30, 2011.  Gross profit as a percentage of sales was 32.4% and 32.8% for the three months ended June 30, 2012 and 2011, respectively.  The percentage decrease can be mainly attributed to an increase to shipping expenses during the quarter, compared to the same quarter in the prior year.

General and administrative expenses

General and administrative expenses decreased by approximately $182,000, or 3.0%, to approximately $5.9 million for the quarter ended June 30, 2012, from approximately $6.1 million for the quarter ended June 30, 2011.  The decrease in general and administrative expenses for the three months ended June 30, 2012 was primarily due to the following: a $285,000 decrease in bank service fees due to a reduction in credit card fees: a $44,000 decrease to telephone expenses: and a $21,000 decrease in other expenses, including professional fees, bad debt, travel, and insurance expenses.  Offsetting the decrease was a $67,000 increase in payroll expenses related to an increase in marketing personnel; a $42,000 increase in property expenses which was primarily related to our website; a $31,000 increase in licenses and fees; and a $28,000 increase in office expenses.

Advertising expenses

Advertising expenses decreased by approximately $250,000, or 2.5%, to approximately $9.8 million for the quarter ended June 30, 2012, from approximately $10.1 million for the quarter ended June 30, 2011.  The decrease in advertising expenses for the quarter can be mainly attributed to reduced advertising late in the quarter due to increases in advertising costs.  The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $50 for the quarter ended June 30, 2012, compared to $45 for the quarter ended June 30, 2011.  Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, increased advertising spending, and price competition.  Historically, the advertising environment fluctuates due to supply and demand.  A more favorable advertising environment may positively impact future new order sales, whereas a less favorable advertising environment may negatively impact future new order sales.

As a percentage of sales, advertising expense was 14.3% and 13.7% for the quarters ended June 30, 2012 and 2011, respectively.  The increase in advertising expense as a percentage of total sales for the quarter ended June 30, 2012 can be attributed to decreased sales and increased new customer acquisition costs due to higher advertising costs and a reduction in response rates, as a result of increased competition.  The Company currently anticipates advertising as a percentage of sales to be approximately 13% for Fiscal 2013.  However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.  For the fiscal year ended March 31, 2012, quarterly advertising expenses as a percentage of sales ranged between 11% and 14%.

Depreciation

Depreciation expenses decreased by approximately $13,000, or 3.9%, to approximately $328,000 for the quarter ended June 30, 2012, from approximately $341,000 for the quarter ended June 30, 2011.  This decrease to depreciation expense for the quarter ended June 30, 2012 can be attributed to a reduction in new property and equipment additions.

Other income

Other income decreased by approximately $26,000, or 30.8%, to approximately $59,000 for the quarter ended June 30, 2012 from approximately $85,000 for the quarter ended June 30, 2011.  The decrease to other income can be primarily attributed to decreased interest income.  Interest income may decrease in the future as the Company utilizes its cash balances on its share repurchase plan, with approximately $14.0 million remaining as of June 30, 2012, on any quarterly dividend payment, or on its operating activities.

Provision for income taxes

For the quarters ended June 30, 2012 and 2011, the Company recorded an income tax provision for approximately $2.3 million and $2.8 million, respectively.  The effective tax rate for the quarters ended June 30, 2012 and 2011 were 36.9% and 36.8%, respectively.  The Company estimates its effective tax rate will be approximately 37.0% for Fiscal 2013.

Liquidity and Capital Resources

         The Company’s working capital at June 30, 2012 and March 31, 2012 was $79.6 million and $78.2 million, respectively.  The $1.4 million increase in working capital was primarily attributable to cash flow generated from operations, offset by dividends paid.  Net cash provided by operating activities was $13.8 million and $8.5 million for the three months ended June 30, 2012 and 2011, respectively.  This change can be attributed to a decrease in the Company’s inventory balance, compared to an increase in the Company’s inventory balance for the same period in the prior year.  Net cash used in investing activities was $233,000 for the three months ended June 30, 2012, compared to cash provided by investing activities of $7.5 million for the three months ended June 30, 2011.  This change can be attributed to the redemption of the Company’s long term investments balance during the quarter ended June 30, 2011.  Net cash used in financing activities was $3.0 million for the quarter ended June 30, 2012, compared to $16.3 million for the same period in the prior year.  This change was primarily due to the Company repurchasing approximately 1.1 million shares of its common stock for approximately $13.6 million for the three months ended June 30, 2011.  During the quarter the Company paid approximately $3.0 million in dividends, compared to $2.8 million in dividends for the same period in the prior year.  As of June 30, 2012 the Company had approximately $14.0 million remaining under the Company’s share repurchase plan.  On July 30, 2012 our Board of Directors declared a $0.15 per share dividend.  The Board established an August 13, 2012 record date and an August 24, 2012 payment date.  Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan, on quarterly dividends, or on its operating activities.

As of June 30, 2012 the Company had no outstanding lease commitments except for the lease for its 65,300 square foot facility.  We are not currently bound by any long or short term agreements for the purchase or lease of capital expenditures.  Any amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any increase in our business.  To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Presently, we have approximately $300,000 forecasted for capital expenditures for the remainder of Fiscal 2013, which will be funded through cash from operations.  The Company’s primary source of working capital is cash from operations.  The Company presently has no need for alternative sources of working capital, and has no commitments or plans to obtain additional capital.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2012.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices.  Our financial instruments include cash and cash equivalents, short term investments, accounts receivable, and accounts payable.  The book values of cash equivalents, short and long term investments, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments.  Interest rates affect our return on excess cash and investments.  As of June 30, 2012, we had $57.4 million in cash and cash equivalents and $10.4 million in short term investments.  A majority of our cash and cash equivalents and investments generate interest income based on prevailing interest rates.

A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments.  It would also impact the market value of our short term investments.  Our investments are subject to market risk, primarily interest rate and credit risk.  Our investments are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors.  Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our investments to high-quality debt instruments with both short and long term maturities.  We do not hold any derivative financial instruments that could expose us to significant market risk.  At June 30, 2012, we had no debt obligations.

ITEM 4.   CONTROLS AND PROCEDURES.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended June 30, 2012, the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective such that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act: (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  There have been no significant changes made in our internal controls over financial reporting or in other factors that could significantly affect, or are reasonably likely to materially affect, our internal controls over financial reporting during the period covered by this report.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock.  Please refer to our Annual Report on Form 10-K for Fiscal year 2012 for additional information concerning these and other uncertainties that could negatively impact the Company.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not make any sales of unregistered securities during the first quarter of Fiscal 2013.

Issuer Purchases of Equity Securities

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS

The following exhibits are filed as part of this report.

31.1
Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2012, Commission File No. 000-28827).

31.2
Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2012, Commission File No. 000-28827).

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2012, Commission File No. 000-28827).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.
      (The “Registrant”)

Date: July 31, 2012

By:	/s/ Menderes Akdag
Menderes Akdag

Chief Executive Officer and President (principal executive officer)

By:	/s/ Bruce S. Rosenbloom
Bruce S. Rosenbloom

Chief Financial Officer (principal financial and accounting officer)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

PETMED EXPRESS, INC

FORM 10-Q

FOR THE QUARTER ENDED:

JUNE 30, 2012

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