Form 10-Q
period 2012-12-31
PETMED EXPRESS INC
filed 2013-01-29
CIK 1040130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,000,773 Common Shares, $.001 par value per share at January 28, 2013.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,	March 31,
	2012	2012
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$30,018	$46,801
Short term investments - available for sale	15,455	10,347
Accounts receivable, less allowance for doubtful accounts of $2 and $5, respectively	744	1,572
Inventories - finished goods	18,719	26,217
Prepaid expenses and other current assets	1,578	1,241
Deferred tax assets	1,062	1,230
Prepaid income taxes	-	199
Total current assets	67,576	87,607

Property and equipment, net	2,295	2,597
Intangible asset	860	860

Total assets	$70,731	$91,064

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$5,974	$6,619
Accrued expenses and other current liabilities	2,194	2,772
Income taxes payable	246	-
Total current liabilities	8,414	9,391

Deferred tax liabilities	247	492

Total liabilities	8,661	9,883

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.001 par value, 5,000 shares authorized; 3 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized; 20,001 and 20,338 shares issued and outstanding, respectively	20	20
Retained earnings	62,055	81,108
Accumulated other comprehensive (loss) gain	(14)	44

Total shareholders' equity	62,070	81,181

Total liabilities and shareholders' equity	$70,731	$91,064

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except for per share amounts)(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Sales	$49,609	$50,523	$176,709	$182,326
Cost of sales	32,397	33,369	117,823	121,128

Gross profit	17,212	17,154	58,886	61,198

Operating expenses:
General and administrative	5,147	5,244	16,440	16,952
Advertising	4,602	5,449	21,876	23,453
Depreciation	254	359	831	1,046
Total operating expenses	10,003	11,052	39,147	41,451

Income from operations	7,209	6,102	19,739	19,747

Other income:
Interest income, net	141	70	264	228
Other, net	(3)	(1)	(3)	62
Total other income	138	69	261	290

Income before provision for income taxes	7,347	6,171	20,000	20,037

Provision for income taxes	2,770	2,273	7,437	7,372

Net income	$4,577	$3,898	$12,563	$12,665

Net income per common share:
Basic	$0.23	$0.19	$0.63	$0.61
Diluted	$0.23	$0.19	$0.63	$0.61

Weighted average number of common shares outstanding:
Basic	19,808	20,082	19,963	20,788
Diluted	19,923	20,180	20,077	20,886

Comprehensive income	$4,494	$3,907	$12,505	$12,816

Cash dividends declared per common share	$1.150	$0.125	$1.450	$0.375

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Nine Months Ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net income	$12,563	$12,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	831	1,046
Share based compensation	1,496	1,686
Deferred income taxes	(77)	(175)
Bad debt expense	37	40
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Accounts receivable	791	306
Inventories - finished goods	7,498	(806)
Prepaid income taxes	199	562
Prepaid expenses and other current assets	(337)	(977)
Accounts payable	(645)	(182)
Accrued expenses and other current liabilities	(761)	(443)
Income taxes payable	246	-
Net cash provided by operating activities	21,841	13,722

Cash flows from investing activities:
Net change in investments	(5,166)	10,877
Purchases of property and equipment	(529)	(624)
Net cash (used in) provided by investing activities	(5,695)	10,253

Cash flows from financing activities:
Dividends paid	(28,896)	(7,914)
Purchases of treasury stock	(3,865)	(23,685)
Tax adjustment related to restricted stock	(168)	(71)
Net cash used in financing activities	(32,929)	(31,670)

Net decrease in cash and cash equivalents	(16,783)	(7,695)
Cash and cash equivalents, at beginning of period	46,801	49,660

Cash and cash equivalents, at end of period	$30,018	$41,965

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$7,237	$7,056

Dividends payable in accrued expenses	$351	$167

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

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at December 31, 2012, the Statements of Income and Comprehensive Income for the three and nine months ended December 31, 2012 and 2011, and Cash Flows for the nine months ended December 31, 2012 and 2011.  The results of operations for the three and nine months ended December 31, 2012 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2013.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.  The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries.  All significant intercompany transactions have been eliminated upon consolidation.

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

Note 2:  Net Income Per Share

In accordance with the provisions of ASC Topic 260 (“Earnings Per Share”) basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted net income per common share includes the dilutive effect of potential restricted stock and the effects of the potential conversion of preferred shares, calculated using the treasury stock method.  Unvested restricted stock and convertible preferred shares issued by the Company represent the only dilutive effect reflected in diluted weighted average shares outstanding.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands, except for per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net income (numerator):
Net income	$4,577	$3,898	$12,563	$12,665
Shares (denominator):
Weighted average number of common shares outstanding used in basic computation	19,808	20,082	19,963	20,788
Common shares issuable upon the vesting of restricted stock	105	88	104	88
Common shares issuable upon conversion of preferred shares	10	10	10	10
Shares used in diluted computation	19,923	20,180	20,077	20,886
Net income per common share:
Basic	$0.23	$0.19	$0.63	$0.61
Diluted	$0.23	$0.19	$0.63	$0.61

At December 31, 2012 and 2011, all common restricted stock were included in the diluted net income per common share computation.

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

The Company had 572,127 restricted common shares issued under the 2006 Employee Equity Compensation Restricted Stock Plan (“Employee Plan”) and 182,000 restricted common shares issued under the 2006 Outside Director Equity Compensation Restricted Stock Plan (“Director Plan”) at December 31, 2012, all shares of which were issued subject to a restriction or forfeiture period which lapse ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period.  For the quarters ended December 31, 2012 and 2011, the Company recognized $458,000 and $559,000, respectively, of compensation expense related to the Employee and Director Plans.  For the nine months ended December 31, 2012 and 2011, the Company recognized $1.5 million and $1.7 million, respectively, of compensation expense related to the Employee and Director Plans.  At December 31, 2012 and 2011, there was $1.5 million and $3.0 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the next three years.

Note 4:  Short Term Investments

The Company’s short term investments balance consists of short term bond mutual funds.  In accordance with ASC Topic 320 (“Accounting for Certain Investments in Debt and Equity Securities”), short term investments are accounted for as available for sale securities with any changes in fair value to be reflected in other comprehensive income.  The Company had a short term investments balance of $15.5 million and $10.3 million as of December 31, 2012 and March 31, 2012, respectively.

Note 5:  Fair Value

The Company carries various assets at fair value in the Condensed Consolidated Balance Sheets.  Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.  ASC Topic 820 (“Fair Value Measurements”) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The Company’s cash equivalents and short term investments are classified within Level 1.  Assets and liabilities measured at fair value are summarized below:

		Fair Value Measurement at December 31, 2012 Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
(In thousands)	2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents - money market funds	$30,018	$30,018	$-	$-
Short term investments - bond mutual funds	15,455	15,455	-	-
	$45,473	$45,473	$-	$-

Note 6:  Changes in Stockholders’ Equity and Comprehensive Income:

Changes in stockholders’ equity for the nine months ended December 31, 2012 are summarized below (in thousands):

			Accumulated
	Additional		Other
	Paid-In	Retained	Comprehensive
	Capital	Earnings	(Loss) Gain
Beginning balance at March 31, 2012:	$-	$81,108	$44
Share based compensation	1,496	-	-
Dividends declared	-	(29,079)	-
Net income	-	12,563	-
Repurchased and retired shares	(3,865)	-	-
Deffered tax adjustment related to resticted stock	(168)	-	-
Allocation of retirement of additional paid in capital and retained earnings	2,537	(2,537)	-
Net change in unrealized loss on short term investments	-	-	(58)
Ending balance at December 31, 2012:	$-	$62,055	$(14)

Shares of treasury stock purchased in the nine months ended December 31, 2012 totaling 397,000 were retired and cancelled, and 2.1 million shares of treasury stock were purchased, retired, and cancelled in the nine months ended December 31, 2011.

Total comprehensive income for the three and nine months ended December 31, 2012 and 2011 is summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Net income	$4,577	$3,898	$12,563	$12,665
Net change in unrealized (loss) gain on short term investments	(83)	(7)	(58)	61
Net change in unrealized gain on redemptions of long term investments	-	16	-	90
Comprehensive income	$4,494	$3,907	$12,505	$12,816

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

Note 8:  Income Taxes

For the quarters ended December 31, 2012 and 2011, the Company recorded an income tax provision for approximately $2.8 million and $2.3 million, respectively, and for both the nine months ended December 31, 2012 and 2011, the Company recorded an income tax provision of approximately $7.4 million.  The effective tax rate for the quarters ended December 31, 2012 and 2011 was 37.7% and 36.8%, respectively, and for the nine months ended December 31, 2012 and 2011 the effective tax rate was 37.2% and 36.8%, respectively.  The increase to the effective tax rate for the quarter and nine months ended December 31, 2012 can be attributed to a one-time charge related to a Fiscal 2012 income tax under-accrual, which was recognized in the quarter ended December 31, 2012.

Note 9:  Subsequent Events

On January 25, 2013 our Board of Directors declared a quarterly dividend of $0.15 per share.  The Board established a February 8, 2013 record date and a February 22, 2013 payment date.  Based on the outstanding share balance as of January 28, 2013 the Company estimates the dividend payable to be approximately $3.0 million.

On January 25, 2013, PetMed Express, Inc. (the “Company”), based on the Compensation Committee recommendation and the Board of Directors’ approval that the Company amend the existing executive employment agreement (the “Executive Employment Agreement”) of Menderes Akdag, the Company’s President and Chief Executive Officer, entered into Amendment No. 4 to Executive Employment Agreement with Mr. Akdag (“Agreement”).  The Agreement amends certain provisions of the Executive Employment Agreement as follows: the term of the Agreement will be for three years, commencing on March 16, 2013; Mr. Akdag’s salary will remain at $550,000 per year throughout the term of the Agreement, and Mr. Akdag shall be granted 108,000 shares of restricted stock.  The restricted stock will be granted on March 16, 2013, in accordance with the Company’s 2006 Restricted Stock Plan and the restrictions shall lapse ratably over a three-year period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Summary

PetMed Express was incorporated in the state of Florida in January 1996.  The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “PETS.”  The Company began selling pet medications and other pet health products in September 1996.  In March 2010 the Company started offering for sale additional pet supplies on its website, and these items are drop shipped to customers by third party vendors.  Presently, the Company’s product line includes approximately 2,000 of the most popular pet medications, health products, and supplies for dogs and cats.

The Company markets its products through national television, online, and direct mail/print advertising campaigns which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases.  Approximately 78% of all sales were generated via the Internet for the quarter ended December 31, 2012, compared to 77% for the quarter ended December 31, 2011.  The Company’s sales consist of products sold mainly to retail consumers.  The three-month average purchase was approximately $71 and $73 per order for the quarters ended December 31, 2012 and 2011, respectively, and the nine-month average purchase was approximately $72 and $77 per order for the periods ended December 31, 2012 and 2011, respectively.

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

Revenue recognition

The Company generates revenue by selling pet medication products and pet supplies primarily to retail consumers.  The Company’s policy is to recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the customer.  Outbound shipping and handling fees are included in sales and are billed upon shipment.  Shipping expenses are included in cost of sales.  The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days.  Credit card sales minimize accounts receivable balances relative to sales.  The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks.  The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends.  The allowance for doubtful accounts was approximately $2,000 at December 31, 2012 compared to $5,000 at March 31, 2012.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method.  The Company writes down its inventory for estimated obsolescence.  The inventory reserve was approximately $47,000 at December 31, 2012 compared to $66,000 at March 31, 2012.

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

Results of Operations

The following should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein.  The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.3	66.0	66.7	66.4

Gross profit	34.7	34.0	33.3	33.6

Operating expenses:
General and administrative	10.4	10.4	9.3	9.3
Advertising	9.3	10.8	12.4	12.9
Depreciation	0.5	0.7	0.4	0.6
Total operating expenses	20.2	21.9	22.1	22.8

Income from operations	14.5	12.1	11.2	10.8

Total other income	0.3	0.1	0.1	0.2

Income before provision for income taxes	14.8	12.2	11.3	11.0

Provision for income taxes	5.6	4.5	4.2	4.0

Net income	9.2%	7.7%	7.1%	7.0%

Three Months Ended December 31, 2012 Compared With Three Months Ended December 31, 2011, and Nine Months Ended December 31, 2012 Compared With Nine Months Ended December 30, 2011

Sales

Sales decreased by approximately $914,000, or 1.8%, to approximately $49.6 million for the quarter ended December 31, 2012, from approximately $50.5 million for the quarter ended December 31, 2011.  For the nine months ended December 31, 2012, sales decreased by approximately $5.6 million, or 3.1%, to approximately $176.7 million compared to $182.3 million for the nine months ended December 31, 2011.  For both the three and nine months ended December 31, 2012, the reduction in sales can be attributed to a reduction in new order sales. Our sales were negatively impacted because of the unavailability of Novartis brands during the period due to the manufacturer’s suspended production.  Our sales were also down because of a decline in average order size, which was due to a change in product mix to lower priced items, mainly generics, and increased competition.  The Company acquired approximately 131,000 new customers for the quarter ended December 31, 2012, compared to approximately 150,000 new customers for the same period the prior year.  For the nine months ended December 31, 2012 the Company acquired approximately 504,000 new customers, compared to 560,000 new customers for the nine months ended December 31, 2011.  The following chart illustrates sales by various sales classifications:

Three Months Ended December 31,
Sales (In thousands)	2012	%	2011	%	$ Variance	% Variance

Reorder Sales	$40,927	82.5%	$40,451	80.1%	$476	1.2%
New Order Sales	$8,682	17.5%	$10,072	19.9%	$(1,390)	-13.8%
Total Net Sales	$49,609	100.0%	$50,523	100.0%	$(914)	-1.8%
Internet Sales	$38,695	78.0%	$38,652	76.5%	$43	0.1%
Contact Center Sales	$10,914	22.0%	$11,871	23.5%	$(957)	-8.1%
Total Net Sales	$49,609	100.0%	$50,523	100.0%	$(914)	-1.8%

Nine Months Ended December 31,
Sales (In thousands)	2012	%	2011	%	$ Variance	% Variance

Reorder Sales	$142,401	80.6%	$142,539	78.2%	$(138)	-0.1%
New Order Sales	$34,308	19.4%	$39,787	21.8%	$(5,479)	-13.8%
Total Net Sales	$176,709	100.0%	$182,326	100.0%	$(5,617)	-3.1%
Internet Sales	$136,082	77.0%	$136,055	74.6%	$27	0.0%
Contact Center Sales	$40,627	23.0%	$46,271	25.4%	$(5,644)	-12.2%
Total Net Sales	$176,709	100.0%	$182,326	100.0%	$(5,617)	-3.1%

Going forward sales may be adversely affected due to increased competition and consumers giving more consideration to price and trading down to smaller package quantities and to less expensive brands, including generics.  In response to these trends, the Company will focus on advertising efficiency to improve new order sales and shifting sales to higher margin items, including generics, combined with expanding our product offerings to pet supplies.  No guarantees can be made that the Company’s efforts will be successful, or that sales will grow in the future.  The majority of our product sales were affected by the seasons, due to the seasonality of mainly heartworm, and flea and tick medications.  For the quarters ended June 30, September 30, December 31, and March 31 of Fiscal 2012, the Company’s sales were approximately 31%, 24%, 21%, and 24%, respectively.

Cost of sales

Cost of sales decreased by approximately $1.0 million, or 2.9%, to approximately $32.4 million for the quarter ended December 31, 2012, from approximately $33.4 million for the quarter ended December 31, 2011.  For the nine months ended December 31, 2012, cost of sales decreased by approximately $3.3 million, or 2.7%, to approximately $117.8 million compared to $121.1 million for the same period in the prior year.  The decrease to cost of sales for the quarter and nine months ended December 31, 2012 is directly related to decreased sales.  Cost of sales as a percent of sales was 65.3% and 66.0% for the quarters ended December 31, 2012 and 2011, respectively, and for the nine months ended December 31, 2012 and 2011 the cost of sales was 66.7% and 66.4%, respectively.  The percentage decrease for the quarter can be related to a change in product mix to lower cost items, and the percentage increase for the nine months can be mainly attributed to an increase in shipping expenses.

Gross profit

Gross profit increased slightly to approximately $17.21 million for the quarter ended December 31, 2012, from approximately $17.15 million for the quarter ended December 31, 2011.  For the nine months ended December 31, 2012 gross profit decreased by approximately $2.3 million, or 3.8%, to approximately $58.9 million, compared to $61.2 million for the same period in the prior year.  Gross profit as a percentage of sales was 34.7% and 34.0% for the three months ended December 31, 2012 and 2011, respectively, and for the nine months ended December 31, 2012 and 2011, gross profit was 33.3% and 33.6%, respectively.  The percentage increase for the quarter can be related to a change in product mix to higher margin items, and the percentage decrease for the nine months can be mainly attributed to an increase in shipping expenses.

General and administrative expenses

General and administrative expenses decreased by approximately $97,000, or 1.8%, to approximately $5.1 million for the quarter ended December 31, 2012, from approximately $5.2 million for the quarter ended December 31, 2011.  For the nine months ended December 31, 2012, general and administrative expenses decreased by approximately $512,000, or 3.0%, to approximately $16.4 million from approximately $17.0 million for the nine months ended December 31, 2011.  The decrease in general and administrative expenses for the three months ended December 31, 2012 was primarily due to the following: a $83,000 reduction in payroll expenses related primarily to a decrease in stock compensation expense; a $30,000 decrease in professional fees, with the majority of the decrease relating to legal fees; a $28,000 decrease in telephone expenses, and a $19,000 reduction in other expenses including bank service fees, travel and bad debt expenses.  Offsetting the decrease was a $27,000 increase in license expenses, a $21,000 increase in property expenses related to our website, and a $15,000 increase in other expenses including insurance and office expenses.  The decrease in general and administrative expenses for the nine months ended December 31, 2012 was primarily due to the following: a $447,000 decrease in bank service fees due to a reduction in credit card fees; a $101,000 decrease in telephone expenses; a $97,000 decrease in professional fees, with the majority of the decrease relating to legal and investor relations fees; and a $76,000 reduction in payroll expenses related primarily to a decrease in stock compensation expense.  Offsetting the decrease was a $93,000 increase in property expenses related to our website, an $80,000 increase in licenses and fees, and a $36,000 net increase in other expenses including office expense and insurance expense.

Advertising expenses

Advertising expenses decreased by approximately $847,000, or 15.5%, to approximately $4.6 million for the quarter ended December 31, 2012, from approximately $5.4 million for the quarter ended December 31, 2011.  For the nine months ended December 31, 2012, advertising expenses decreased by approximately $1.6 million, or 6.7%, to approximately $21.9 million compared to advertising expenses of approximately $23.5 million for the nine months ended December 31, 2011.  The decrease in advertising expenses for the three and nine months ended December 31, 2012 can be attributed to reduced advertising due to the unavailability of television remnant space inventory.  The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, decreased to $35 for the quarter ended December 31, 2012, compared to $36 for the quarter ended December 31, 2011.  For the nine months ended December 31, 2012 the advertising costs of acquiring a new customer increased to $43, compared to $42 for the same period in the prior year.  Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, increased or decreased advertising spending, and price competition.  Historically, the advertising environment fluctuates due to supply and demand.  A more favorable advertising environment may positively impact future new order sales, whereas a less favorable advertising environment may negatively impact future new order sales.

As a percentage of sales, advertising expense was 9.3% and 10.8% for the quarters ended December 31, 2012 and 2011, respectively, and for the nine months ended December 31, 2012 and 2011 advertising expense was 12.4% and 12.9%, respectively.  The decrease in advertising expense as a percentage of total sales for the quarter and nine months ended December 31, 2012 can be attributed to a reduction in advertising expenses, due to the unavailability of television remnant space inventory.  The Company currently anticipates advertising as a percentage of sales to range between approximately 12% and 13% for Fiscal 2013.  However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.  For the fiscal year ended March 31, 2012, quarterly advertising expenses as a percentage of sales ranged between 11% and 14%.

Depreciation

Depreciation expenses decreased by approximately $105,000 to approximately $254,000 for the quarter ended December 31, 2012, from approximately $359,000 for the quarter ended December 31, 2011.  For the nine months ended December 31, 2012 depreciation expenses decreased by approximately $215,000, to $831,000 compared to $1.0 million for the same period in the prior year.  This decrease to depreciation expense for the quarter and nine months ended December 31, 2012 can be attributed to a reduction in new property and equipment additions, and an increase in fully depreciated fixed assets.

Other income

Other income increased by approximately $69,000 to approximately $138,000 for the quarter ended December 31, 2012 from approximately $69,000 for the quarter ended December 31, 2011.  For the nine months ended December 31, 2012 other income decreased by approximately $29,000 to approximately $261,000 compared to approximately $290,000 for the same period in the prior year.  The increase to other income for the quarter can be attributed to an increase in income from investments, and the decrease to other income for the nine months ended December 31, 2012 can be primarily attributed to a reduction in other advertising income.  Interest income may decrease in the future as the Company utilizes its cash balances on its share repurchase plan, with approximately $10.2 million remaining as of December 31, 2012, on any quarterly dividend payment, or on its operating activities.

Provision for income taxes

For the quarters ended December 31, 2012 and 2011, the Company recorded an income tax provision for approximately $2.8 million and $2.3 million, respectively, and for both the nine months ended December 31, 2012 and 2011, the Company recorded an income tax provision of approximately $7.4 million.  The effective tax rate for the quarters ended December 31, 2012 and 2011 was 37.7% and 36.8%, respectively, and for the nine months ended December 31, 2012 and 2011 the effective tax rate was 37.2% and 36.8%, respectively.  The increase to the effective tax rate for the quarter and nine months ended December 31, 2012 can be attributed to a one-time charge related to a Fiscal 2012 income tax under-accrual, which was recognized in the quarter ended December 31, 2012. The Company estimates its effective tax rate will be approximately 37.0% for Fiscal 2013.

Liquidity and Capital Resources

The Company’s working capital at December 31, 2012 and March 31, 2012 was $59.2 million and $78.2 million, respectively.  The $19.0 million decrease in working capital was primarily attributable to the special dividend issued in December 2012, along with share repurchases and quarterly dividends paid during the nine months, offset by cash flow generated from operations.  Net cash provided by operating activities was $21.8 million and $13.7 million for the nine months ended December 31, 2012 and 2011, respectively.  This change can be attributed to a decrease in the Company’s inventory balance for the nine months ended December 31, 2012 compared to the same period in the prior year.  Net cash used in investing activities was $5.7 million for the nine months ended December 31, 2012, compared to cash provided by investing activities of $10.3 million for the nine months ended December 31, 2011.  This change can be attributed to the redemption of the Company’s long term investments balance during the nine months ended December 31, 2011, compared to the purchasing of short term investments during the nine months ended December 31, 2012.  Net cash used in financing activities was $32.9 million for the nine months ended December 31, 2012, compared to $31.7 million for the same period in the prior year.  This change was primarily due to the Company paying $28.9 million in dividends for the nine months ended December 31, 2012, compared to paying $7.9 million in dividends for the nine months ended December 31, 2011, and repurchasing approximately 397,000 shares of its common stock for approximately $3.9 million for the nine months ended December 31, 2012, compared to repurchasing approximately 2.1 million shares of its common stock for approximately $23.7 million for the nine months ended December 31, 2011.

As of December 31, 2012 the Company had approximately $10.2 million remaining under the Company’s share repurchase plan.  Subsequent to December 31, 2012, on January 25, 2013 our Board of Directors declared a $0.15 per share dividend.  The Board established a February 8, 2013 record date and a February 22, 2013 payment date.  Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan, on dividends, or on its operating activities.

As of December 31, 2012 the Company had no outstanding lease commitments except for the lease for its 65,300 square foot facility.  We are not currently bound by any long or short term agreements for the purchase or lease of capital expenditures.  Any amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any increase in our business.  To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Presently, we have approximately $100,000 forecasted for capital expenditures for the remainder of Fiscal 2013, which will be funded through cash from operations.  The Company’s primary source of working capital is cash from operations.  The Company presently has no need for alternative sources of working capital, and has no commitments or plans to obtain additional capital.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of December 31, 2012.

Cautionary Statement Regarding Forward-Looking Information

Certain information in this Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  You can identify these forward-looking statements by the words “believes,” “intends,” “expects,” “may,” “will,” “should,” “plans,” “projects,” “contemplates,” “intends,” “budgets,” “predicts,” “estimates,” “anticipates,” or similar expressions.  These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us.  Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions.  Actual future results may differ significantly from the results discussed in the forward-looking statements.  A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report. When used in this quarterly report on Form 10-Q, “PetMed Express,” “1-800-PetMeds,” “PetMeds,” “PetMed,” “PetMeds.com,”“PetMed.com,”“PetMed Express.com,” “the Company,”  “we,” “our,” and “us” refers to PetMed Express, Inc. and our subsidiaries.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices.  Our financial instruments include cash and cash equivalents, short term investments, accounts receivable, and accounts payable.  The book values of cash equivalents, short term investments, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments.  Interest rates affect our return on excess cash and investments.  As of December 31, 2012, we had $30.0 million in cash and cash equivalents and $15.5 million in short term investments.  A majority of our cash and cash equivalents and investments generate interest income based on prevailing interest rates.

A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments.  It would also impact the market value of our investments.  Our investments are subject to market risk, primarily interest rate and credit risk.  Our investments are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors.  Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our investments to high-quality debt instruments with both short and long term maturities.  We do not hold any derivative financial instruments that could expose us to significant market risk.  At December 31, 2012, we had no debt obligations.

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended December 31, 2012, the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective such that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act: (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  There have been no significant changes made in our internal controls over financial reporting or in other factors that could significantly affect, or are reasonably likely to materially affect, our internal controls over financial reporting during the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not make any sales of unregistered securities during the third quarter of Fiscal 2013.

Issuer Purchases of Equity Securities

The Company did not make any purchases of its equity securities during the third quarter of Fiscal 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report.

31.1
Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2012, Commission File No. 000-28827).

31.2
Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2012, Commission File No. 000-28827).

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2012, Commission File No. 000-28827).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.
(The “Registrant”)

Date: January 29, 2013

By:	/s/	Menderes Akdag
Menderes Akdag

Chief Executive Officer and President
(principal executive officer)

By:	/s/	Bruce S. Rosenbloom
Bruce S. Rosenbloom

Chief Financial Officer
(principal financial and accounting officer)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

PETMED EXPRESS, INC

FORM 10-Q

FOR THE QUARTER ENDED:

DECEMBER 31, 2012

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