Form 10-K
period 2013-03-31
PETMED EXPRESS INC
filed 2013-05-28
CIK 1040130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of September 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $192.6 million based on the closing sales price of the registrant’s Common Stock on that date, as reported on the NASDAQ Global Select Market.

The number of shares of the registrant’s Common Stock outstanding as of May 28, 2013 was 20,108,773.

DOCUMENTS INCORPORATED BY REFERENCE

Information to be set forth in our Proxy Statement relating to our 2013 Annual Meeting of Stockholders to be held on July 26, 2013 is incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this report.

PETMED EXPRESS, INC.

2013 Annual Report on Form 10-K

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

Our Products

We offer a broad selection of products for dogs and cats.  Our current product line contains approximately 3000 SKUS of the most popular pet medications, health products, and supplies.  These products include a majority of the well-known brands of medication, such as Frontline Plus®, K9 Advantix® II, Advantage® II, Heartgard Plus®, Sentinel®, Revolution®, and Rimadyl®.  Generally, our prices are competitive with the prices for medications charged by veterinarians and retailers.  In March 2010, the Company started offering for sale additional pet supplies on our website, which are drop shipped to our customers by third parties.  These pet supplies include: food, beds, crates, stairs, strollers, and other popular pet supplies.

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

Sales

The following table provides a breakdown of the percentage of our total sales by each category during the indicated periods:

		Year Ended March 31,
	2013	2012	2011
Non-prescription medications and supplies	59%	59%	61%
Prescription medications	40%	40%	38%
Shipping and handling charges and other	1%	1%	1%
Total	100%	100%	100%

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

Internet

        We seek to combine our product selection and pet health information with the shopping ease of the Internet to deliver a convenient and personalized shopping experience.  Our website offers health and nutritional product selections for dogs and cats, and relevant editorial and easily obtainable or retrievable resource information.  From our home page, customers can search our website for products and access resources on a variety of information on dogs and cats.  Customers can shop at our website by category, product line, individual product, or symptom.  We attracted approximately 22.7 million visitors to our website during fiscal 2013, approximately 10% of those visitors placed an order, and our website generated approximately 77% of our total sales for the same time period.  On our website pet owners have access to health information covering pets’ behavior and illnesses, and natural and pharmaceutical remedies specifically for a pet’s problems.  The pet education content on our main website is periodically updated with the latest research for pet owners.

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

Our Customers

Approximately 2.7 million customers have purchased from us within the last two years.  We attracted approximately 630,000 and 722,000 new customers in fiscal 2013 and 2012, respectively.  Our customers are located throughout the United States, with approximately 50% of customers residing in California, Florida, New York, Texas, Pennsylvania, Virginia, North Carolina, and New Jersey.  Our primary focus has been on retail customers and the average purchase was approximately $73 for fiscal 2013 compared to $76 for fiscal 2012.

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

Customer Care and Support

We believe that a high level of customer care and support is critical in retaining and expanding our customer base.  Customer care representatives participate in ongoing training programs under the supervision of our training managers.  These training sessions include a variety of topics such as product knowledge, computer usage, customer service tips, and the relationship between our Company and veterinarians.  Our customer care representatives respond to customers’ e-mails, calls, and live chats that are related to products, order status, prices, and shipping.   We believe our customer care representatives are a valuable source of feedback regarding customer satisfaction.

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

Purchasing

We purchase our products from a variety of sources, including certain manufacturers, domestic distributors, and wholesalers.  There were five suppliers from whom we purchased approximately 50% of all products in fiscal 2013.  We purchase the majority of our health and nutritional supplements directly from manufacturers.  We believe having strong relationships with product manufacturers will ensure the availability of an adequate volume of products ordered by our customers, and will enable us to provide more and better product information.  Historically, substantially all the major manufacturers of prescription and non-prescription medications have declined to sell these products to direct marketing companies, such as our Company.  (See Risk Factors.)  Part of our growth strategy includes developing direct relationships with the leading pharmaceutical manufacturers of the more popular prescription and non-prescription medications.

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

Competition

The pet medications market is competitive and highly fragmented.  Our competitors consist of veterinarians, and online and traditional retailers.  We believe that the following are the principal competitive factors in our market:

●	Product selection and availability, including the availability of prescription and non-prescription medications;
●	Brand recognition;
●	Reliability and speed of delivery;
●	Personalized service and convenience;
●	Price; and
●	Quality of website content.

We compete with veterinarians for the sale of prescription and non-prescription pet medications and other health products.  Many pet owners may prefer the convenience of purchasing their pet medications or other health products at the time of a veterinarian visit.  In order to effectively compete with veterinarians, we must continue to educate pet owners about the service, convenience, and savings offered by our Company.

According to the American Pet Products Manufacturers Association, pet spending in the United States increased 4.7% to $53.3 billion in 2012.  Pet supplies and medications represented $12.6 billion, or 24% of the total spending on pets in the United States.  The pet medication market that we participate in is estimated to be approximately $4.0 billion, with veterinarians having the majority of the market share.  The dog and cat population is approximately 165 million, with approximately 62% of all households having a pet.

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

Government Regulation

Dispensing prescription medications is governed at the state level by the Boards of Pharmacy, or similar regulatory agencies, of each state where prescription medications are dispensed.  We are subject to regulation by the State of Florida and are licensed as a community pharmacy by the Florida Board of Pharmacy.  Our current license is valid until February 28, 2015, and prior to that date a renewal application will be submitted to the Board of Pharmacy.  Our pharmacy practice is also licensed and/or regulated by 49 other state pharmacy boards and, with respect to our products, by other regulatory authorities including, but not necessarily limited to, the United States Food and Drug Administration (“FDA”) and the United States Environmental Protection Agency.  As a licensed pharmacy in the State of Florida, we are subject to the Florida Pharmacy Act and regulations promulgated thereunder.  To the extent that we are unable to maintain our license as a community pharmacy with the Florida Board of Pharmacy, or if we do not maintain the licenses granted by other state pharmacy boards, or if we become subject to actions by the FDA, or other enforcement regulators, our distribution of prescription medications to pet owners could cease, which could have a material adverse effect on our financial condition and results of operations.

Employees

We currently have 206 full time employees, including: 126 in customer care and marketing; 33 in fulfillment and purchasing; 36 in our pharmacy; 3 in information technology; 3 in administrative positions; and 5 in management.  None of our employees are represented by a labor union, or governed by any collective bargaining agreements.  We consider relations with our employees to be satisfactory.

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

The sale and delivery of prescription pet medications is generally governed by state laws and state regulations.  Since our pharmacy is located in the State of Florida, the Company is governed by the laws and regulations of the State of Florida.  Each prescription pet medication sale we make is likely also to be covered by the laws of the state where the customer is located.  The laws and regulations relating to the sale and delivery of prescription pet medications vary from state to state, but generally require that prescription pet medications be dispensed with the authorization from a prescribing veterinarian.  To the extent that we are unable to maintain our license as a community pharmacy with the Florida Board of Pharmacy, or if we do not maintain the licenses granted by other state boards, or if we become subject to actions by the FDA, or other enforcement regulators, our dispensing of prescription medications to pet owners could cease, which could have a material adverse effect on our operations.

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

Our current product line contains approximately 3,000 SKUs.  A significant portion of our sales is attributable to products representing approximately 100 SKUs, including the most popular flea and tick, and heartworm preventative brands.  We need to properly manage our inventory to provide an adequate supply of these products and avoid excessive inventory of the products representing the balance of the SKUs.  We generally place orders for products with our suppliers based upon our internal estimates of the amounts of inventory we will need to fill future orders.  These estimates may be significantly different from the actual orders we receive.

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

While we ship pet medications to customers in all 50 states, approximately 50% of our sales for the fiscal year ended March 31, 2013 were made to customers located in the states of California, Florida, New York, Texas, Pennsylvania, Virginia, North Carolina, and New Jersey.   If for any reason our license to operate a pharmacy in one or more of those states should be suspended or revoked, or if it is not granted or renewed, our ability to sell prescription medications to residents of those states would cease and our financial condition and results of operations in future periods would be materially adversely affected.

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

Because our operating results are difficult to predict, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.  The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm, and flea and tick medications.  For the quarters ended June 30, 2012, September 30, 2012, December 31, 2012, and March 31, 2013, Company sales were 30%, 26%, 22%, and 22%, respectively.  In addition to the seasonality of our sales, our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, including weather, many of which are out of our control.  Any change in one or more of these factors could materially adversely affect our financial condition and results of operations in future periods.

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

The EPA is taking a series of actions to increase the safety of spot-on pesticide products for flea and tick control for cats and dogs.  In the past the EPA received complaints about certain “spot-on” pest prevention products, including some flea and tick control products that the Company currently sells.  The complaints reported adverse reactions ranging from mild effects such as skin irritations to more serious effects such as seizures and, in some cases, death of the pet.  Since that time, the EPA received additional information from the pet spot-on pesticide registrants and others and began an intensive evaluation of these products. Among immediate actions that the EPA is going to pursue are: requiring manufacturers of spot-on pesticide products to improve labeling, making instructions clearer to prevent product misuse; requiring more precise label instructions to ensure proper dosage per pet weight; requiring clear markings to differentiate between dog and cat products, and disallowing similar brand names for dog and cat products. There can be no assurances that this action by the EPA will not adversely affect our future sales and profits.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

Our facilities, including our principal executive offices, are located at 1441 S.W. 29th Avenue and 2900 Gateway Drive, Pompano Beach, Florida 33069.  The Company leases its 65,300 square foot executive offices, warehouse facility and customer service and pharmacy contact centers under a non-cancelable operating lease, through May 31, 2015.  The Company is responsible for certain maintenance costs, taxes, and insurance under this lease.  The future minimum annual lease payments are as follows: $784,000 for fiscal 2014, $794,000 for fiscal 2015, and $133,000 for fiscal 2016, a lease payment total of $1.7 million.  Rent expense was $767,000, $745,000, and $724,000 for the years ended March 31, 2013, 2012 and 2011, respectively.  We believe that our facilities are sufficient for our current needs and are in good condition in all material respects.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “PETS.”  The prices set forth below reflect the range of high and low closing sale prices per share in each of the quarters of fiscal 2013 and 2012 as reported by the NASDAQ.

Fiscal 2013:	High	Low
First Quarter	$13.76	$11.07
Second Quarter	$12.35	$9.36
Third Quarter	$12.39	$9.95
Fourth Quarter	$14.37	$11.09

Fiscal 2012:	High	Low
First Quarter	$15.89	$11.53
Second Quarter	$12.28	$8.91
Third Quarter	$10.55	$8.57
Fourth Quarter	$12.72	$10.17

There were 77 holders of record of our common stock at May 27, 2013, and approximately 15,000 of our holders are “street name” or beneficial holders, whose shares are held by banks, brokers, or other financial institutions.

Dividend Policy

On August 3, 2009, the Company’s Board of Directors declared its first quarterly dividend of $0.10 per share on its common stock.  On August 2, 2010, the Company’s Board of Directors increased the quarterly dividend to $0.125 per share, and then on January 27, 2012, the Company’s Board of Directors increased the quarterly dividend to $0.15 per share.  On December 3, 2012, the Company’s Board of Directors declared a special dividend of $1.00 per share on its common stock.  The Company intends to continue to pay regular quarterly dividends; however the declaration and payment of future dividends is discretionary and will be subject to a determination by the Board of Directors each quarter following its review of the Company’s financial performance.

During fiscal 2013, our Board of Directors declared the following dividends:

	Per Share		Total Amount
Declaration Date	Dividend	Record Date	(In thousands)	Payment Date

May 7, 2012	$0.150	May 14, 2012	$3,050	May 25, 2012
July 30, 2012	$0.150	August 13, 2012	$3,049	August 24, 2012
October 29, 2012	$0.150	November 9, 2012	$3,001	November 23, 2012
December 3, 2012	$1.000	December 14, 2012	$20,001	December 24, 2012
January 28, 2013	$0.150	February 8, 2013	$3,000	February 22, 2013

On May 3, 2013, the Company’s Board of Directors declared a quarterly dividend of $0.15 per share on its common stock.  The $3.0 million dividend was paid on May 24, 2013, to shareholders of record at the close of business on May 15, 2013.

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

During fiscal 2013 the Company repurchased approximately 397,000 shares of the Company’s outstanding common stock for approximately $3.9 million, averaging approximately $9.74 per share.  As of March 31, 2013, the Company had approximately $10.2 million remaining under the Company’s share repurchase plan.  During fiscal 2012 the Company repurchased approximately 2.1 million shares of the Company’s outstanding common stock for approximately $23.7 million, averaging approximately $11.36 per share.  All shares repurchased in fiscal 2013 and 2012 were subsequently retired.  Since the inception of the share repurchase plan, approximately 5.6 million shares have been repurchased under the plan for approximately $69.8 million, averaging approximately $12.54 per share, with approximately $10.2 million remaining available for repurchase, as of May 27, 2013.

Performance Graph

Set forth below is a graph comparing the five year cumulative performance of our Common Stock with the Standard & Poor’s Composite-500 Stock Index (the “S&P 500”), the Nasdaq Composite, and the Russell 2000, from March 31, 2008 to March 31, 2013.  The graph assumes that $100 was invested on March 31, 2008 in each of our Common Stock, the S&P 500, the Nasdaq Composite, and the Russell 2000 and that all dividends were reinvested.  The performance graph and related information below shall not be deemed “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Performance graph data:

	Fiscal Year Ended March 31,
	2008	2009	2010	2011	2012	2013
Nasdaq Composite	100.00	67.07	105.22	122.02	135.65	143.37
S&P 500	100.00	60.32	88.41	100.24	106.48	118.64
Russell 2000	100.00	61.45	98.64	122.61	120.69	138.31
PetMed Express, Inc.	100.00	148.60	199.91	143.01	111.63	121.01

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2006 Employee Equity Compensation Restricted Stock Plan and 2006 Outside Director Equity Compensation Restricted Stock Plan as of March 31, 2013:

EQUITY COMPENSATION PLAN INFORMATION
(In thousands, except for per share amounts)

	Number of securities		Number of securities
	to be issued upon	Weighted average	remaining available
	exercise of outstanding	exercise price of	for future issuance
	options, warrants	outstanding options,	under equity
Plan category	and rights	warrants and rights	compensation plans

2006 Employee Restricted Stock Plan	680	-	420

2006 Director Restricted Stock Plan	182	-	258

Total	862		678

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and notes thereto, and other financial information included elsewhere in this Annual Report on Form 10-K.  The Consolidated Statements of Income data set forth below for the fiscal years ended March 31, 2013, 2012, and 2011 and the Consolidated Balance Sheet data as of March 31, 2013 and 2012 have been derived from our audited Consolidated Financial Statements which are included elsewhere in this Annual Report on Form 10-K.  The Consolidated Statements of Income data set forth below for the fiscal years ended March 31, 2010 and 2009 and the Consolidated Balance Sheet data as of March 31, 2011, 2010 and 2009 have been derived from our audited Consolidated Financial Statements which are not included in this Annual Report on Form 10-K.

CONSOLIDATED STATEMENTS OF INCOME DATA
(In thousands, except for per share amounts)

	Fiscal Year Ended March 31,
	2013	2012	2011	2010	2009

Sales	$227,829	$238,250	$231,642	$238,266	$219,412
Cost of sales	150,708	158,085	147,686	146,405	134,085
Gross profit	77,121	80,165	83,956	91,861	85,328
Operating expenses	50,116	54,143	50,932	51,319	51,127
Net income	17,165	16,659	20,871	26,002	22,976
Net income per common share:
Basic	0.86	0.81	0.93	1.15	0.99
Diluted	0.86	0.80	0.92	1.14	0.98
Weighted average number of common shares outstanding:
Basic	19,926	20,613	22,514	22,617	23,306
Diluted	20,049	20,708	22,643	22,746	23,482
Cash dividends declared per
common share	1.600	0.525	0.475	0.300	-

CONSOLIDATED BALANCE SHEET DATA (In thousands)

	March 31,
	2013	2012	2011	2010	2009

Working capital	$61,190	$78,216	$80,643	$79,412	$54,630
Total assets	73,179	91,064	106,287	104,170	81,963
Total liabilities	9,165	9,883	9,282	7,313	6,995
Shareholders’ equity	64,014	81,181	97,005	96,857	74,968

NON FINANCIAL DATA (UNAUDITED) (In thousands)

	March 31,
	2013	2012	2011	2010	2009

New customers acquired	630	722	645	815	802
Total accumulated customers (1)	7,460	6,830	6,108	5,463	4,648

(1) includes both active and inactive customers

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

PetMed Express was incorporated in the state of Florida in January 1996.  The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “PETS.”  The Company began selling pet medications and other pet health products in September 1996.  In March 2010 the Company started offering for sale additional pet supplies on its website, and these items are drop shipped to customers by third party vendors. Presently, the Company’s product line includes approximately 3,000 of the most popular pet medications, health products, and supplies for dogs and cats.

The Company markets its products through national television, online, and direct mail/print advertising campaigns which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases.  Approximately 77% of all sales were generated via the Internet in fiscal 2013, compared to 75% in fiscal 2012.  The Company’s sales consist of products sold mainly to retail consumers.  The twelve-month average purchase was approximately $73 and $76 per order for the fiscal years ended March 31, 2013 and 2012, respectively.

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

Revenue recognition

The Company generates revenue by selling pet medication products and pet supplies primarily to retail consumers.  The Company’s policy is to recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the customer.  Outbound shipping and handling fees are included in sales and are billed upon shipment.  Shipping expenses are included in cost of sales.  The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days.  Credit card sales minimize accounts receivable balances relative to sales.  The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks.  The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends.  At both March 31, 2013 and 2012 the allowance for doubtful accounts was approximately $5,000.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method.  The Company writes down its inventory for estimated obsolescence.  The inventory reserve was approximately $79,000 and $66,000 as of March 31, 2013 and 2012, respectively.

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

Results of Operations

The following should be read in conjunction with the Company’s Consolidated Financial Statements and the related notes thereto included elsewhere herein.  The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Consolidated Statements of Income and Comprehensive Income:

	Fiscal Year Ended March 31,

	2013	2012	2011

Sales	100.0%	100.0%	100.0%
Cost of sales	66.1	66.3	63.8

Gross profit	33.9	33.7	36.2

Operating expenses:
General and administrative	9.5	9.4	9.6
Advertising	12.0	12.8	11.8
Depreciation	0.5	0.6	0.6
Total operating expenses	22.0	22.8	22.0

Income from operations	11.9	10.9	14.2

Total other income	0.1	0.2	0.2

Income before provision for income taxes	12.0	11.1	14.4

Provision for income taxes	4.5	4.1	5.4

Net income	7.5%	7.0%	9.0%

Fiscal 2013 Compared to Fiscal 2012

Sales

Sales decreased by approximately $10.5 million, or 4.4%, to approximately $227.8 million for the fiscal year ended March 31, 2013, from approximately $238.3 million for the fiscal year ended March 31, 2012.  The reduction in sales for the fiscal year ended March 31, 2013 can be attributed to a reduction in new order sales, due to reduced advertising spending, and reorder sales.  Our sales were negatively impacted because of the unavailability of Novartis brands during the year due to the manufacturer’s suspended production.  Our sales were also down because of a decline in average order size, which was due to a change in product mix to lower priced items, including generics, additional discounts given, and increased competition.  The Company acquired approximately 630,000 new customers for the year ended March 31, 2013, compared to approximately 722,000 new customers for the same period the prior year.

The following chart illustrates sales by various sales classifications:

Year Ended March 31,
Sales (In thousands)	2013	%	2012	%	$ Variance	% Variance

Reorder Sales	$184,814	81.1%	$186,991	78.5%	$(2,177)	-1.2%
New Order Sales	$43,015	18.9%	$51,259	21.5%	$(8,244)	-16.1%
Total Net Sales	$227,829	100.0%	$238,250	100.0%	$(10,421)	-4.4%
Internet Sales	$175,984	77.2%	$178,758	75.0%	$(2,774)	-1.6%
Contact Center Sales	$51,845	22.8%	$59,492	25.0%	$(7,647)	-12.9%
Total Net Sales	$227,829	100.0%	$238,250	100.0%	$(10,421)	-4.4%

Sales may be adversely affected in fiscal 2014 due to increased competition and consumers giving more consideration to price and trading down to less expensive brands, including generics.  In response to these trends, the Company will focus on advertising efficiency to improve new order sales and shifting sales to higher margin items, including generics, combined with expanding our product offerings.  No guarantees can be made that the Company’s efforts will be successful, or that sales will grow in the future.  The majority of our product sales were affected by the seasons, due to the seasonality of mainly heartworm, and flea and tick medications.  For the quarters ended June 30, September 30, December 31, and March 31 of Fiscal 2013, the Company’s sales were approximately 30%, 26%, 22%, and 22%, respectively.  For the quarters ended June 30, September 30, December 31, and March 31 of Fiscal 2012, the Company’s sales were approximately 31%, 24%, 21%, and 24%, respectively.  Sales in the March quarter of fiscal 2013 were negatively impacted by the colder than normal weather compared to the warmer than normal weather in the March quarter of fiscal 2012.

Cost of sales

Cost of sales decreased by $7.4 million, or 4.7%, to $150.7 million for the fiscal year ended March 31, 2013, from $158.1 million for the fiscal year ended March 31, 2012.  The decrease in cost of sales is directly related to decreased sales.  As a percentage of sales, cost of sales was 66.1% in fiscal 2013, as compared to 66.3% in fiscal 2012.  The cost of sales percentage decrease can be related to a change in product mix to lower cost items, which includes generics.

Gross profit

Gross profit decreased by $3.1 million, or 3.8%, to $77.1 million for the fiscal year ended March 31, 2013, from $80.2 million for the fiscal year ended March 31, 2012.  Gross profit as a percentage of sales for fiscal 2013 was 33.9% compared to 33.7%, for fiscal 2012.  The gross profit percentage increase can be mainly attributed to a change in product mix to higher margin items, which includes generics.

General and administrative expenses

General and administrative expenses decreased by $771,000, or 3.4%, to $21.6 million for the fiscal year ended March 31, 2013 from $22.4 million for the fiscal year ended March 31, 2012.  The decrease in general and administrative expenses for the fiscal year ended March 31, 2013 was primarily due to the following: a $543,000 decrease in bank service fees due to a reduction in credit card fees; a $293,000 reduction in payroll expenses related primarily to a decrease in stock compensation expense; a $147,000 decrease in professional fees, with the majority of the decrease relating to legal and accounting fees; and a $95,000 decrease in telephone expenses.  Offsetting the decrease was an $111,000 increase in property expenses related to our website, an $110,000 increase in licenses and fees, and an $86,000 net increase in other expenses including office expense and insurance expense.  General and administrative expenses as a percentage of sales was 9.5% compared to 9.4% for the fiscal years ended March 31, 2013 and 2012, respectively.  The increase in general and administrative expenses as a percentage of sales can mainly be attributed to a reduction in sales in fiscal 2013.

Advertising expenses

Advertising expenses decreased by approximately $3.0 million, or 9.7%, to approximately $27.4 million for the year ended March 31, 2013, from approximately $30.4 million for the year ended March 31, 2012.  The decrease in advertising expenses for fiscal 2013 can be mainly attributed to reduced advertising due to the unavailability of television remnant space inventory.  The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $44 for the fiscal year ended March 31, 2013, compared to $42 for the fiscal year ended March 31, 2012.  Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, increased advertising spending, and price competition.  Historically, the advertising environment fluctuates due to supply and demand.  A more favorable advertising environment may positively impact future new order sales, whereas a less favorable advertising environment may negatively impact future new order sales.  As a percentage of sales, advertising expense was 12.0 % and 12.8% for the fiscal years ended March 31, 2013 and 2012, respectively.  The decrease in advertising expense as a percentage of total sales for the fiscal year ended March 31, 2013 can be attributed to a reduction in advertising expense, due to the unavailability of television remnant space inventory.  The Company currently anticipates advertising as a percentage of sales to be approximately 13% for fiscal 2014.  However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.  For the fiscal year ended March 31, 2013, quarterly advertising expenses as a percentage of sales ranged between 9% and 14%.

Depreciation

Depreciation decreased by approximately $320,000, to approximately $1.1 million for the year ended March 31, 2013, from approximately $1.4 million for the year ended March 31, 2012.  This decrease to depreciation for the year ended March 31, 2013 can be attributed to a reduction in new property and equipment additions, and an increase in fully depreciated fixed assets.

Other income

Other income decreased by approximately $48,000, to approximately $301,000 for the year ended March 31, 2013 from approximately $349,000 for the year ended March 31, 2012.  The decrease to other income for the year ended March 31, 2013 can be attributed to a reduction in advertising income.  Interest income may decrease in the future as the Company utilizes its cash balances on its share repurchase plan, with approximately $10.2 million remaining as of March 31, 2013, on any quarterly dividend payment, or on its operating activities.

Provision for income taxes

For the fiscal years ended March 31, 2013 and 2012, the Company recorded an income tax provision for approximately $10.1 million and $9.7 million, respectively.  The effective tax rate for the fiscal years ended March 31, 2013 and 2012 were 37.1% and 36.8%, respectively.  The effective tax rate increase for the fiscal year ended March 31, 2013, was due to a one-time charge related to a fiscal 2012 income tax under-accrual, which was recognized in the quarter ended December 31, 2012.  The Company estimates its effective tax rate will be approximately 37.0% for fiscal 2014.

Net income

Net income increased by approximately $506,000, or 3.0%, to approximately $17.2 million for the fiscal year ended March 31, 2013 from approximately $16.7 million for the fiscal year ended March 31, 2012.  The increase was primarily due to a decrease in operating expenses offset by a decrease in gross profit in fiscal 2013..

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

Liquidity and Capital Resources

The Company’s working capital at March 31, 2013 and 2012 was approximately $61.2 million and approximately $78.2 million, respectively.  The $17.0 million decrease in working capital was primarily attributable the special dividend issued in December 2012, along with share repurchases and quarterly dividends paid during fiscal 2013, offset by cash flow generated from operations.  Net cash provided by operating activities was $13.3 million and $20.4 million for the fiscal years ended March 31, 2013 and 2012, respectively.  This change can be attributed to a significant increase in the Company’s inventory balance due to buying opportunities during fiscal 2013, along with an increase to prepaid expenses and other current assets.  Net cash used in investing activities was $5.8 million for the year ended March 31, 2013, compared to net cash provided by investing activities of $11.6 million for the year ended March 31, 2012.  This change can be attributed to the redemption of the Company’s long term investments balance during fiscal 2012, compared to the purchasing of short term investments during fiscal 2013.  Net cash used in financing activities was $36.1 million and $34.9 million for the years ended March 31, 2013 and 2012, respectively.  This change was primarily due to the Company paying $32.0 million in dividends in fiscal 2013, compared to paying $11.0 million in dividends in fiscal 2012, and repurchasing approximately 397,000 shares of its common stock for approximately $3.9 million in fiscal 2013, compared to repurchasing approximately 2.1 million shares of its common stock for approximately $23.7 million in fiscal 2012.

As of March 31, 2013 the Company had approximately $10.2 million remaining under the Company’s share repurchase plan.  Subsequent to March 31, 2013, the Company’s Board of Directors declared a $0.15 per share dividend on May 3, 2013.  The Board established a May 15, 2013 record date and a May 24, 2013 payment date.  Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan, on quarterly dividends, or on its operating activities.

As of both March 31, 2013 and 2012 the Company had no outstanding lease commitments except for the lease for its 65,300 square foot facility.  We are not currently bound by any long or short term agreements for the purchase or lease of capital expenditures.  Any material amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any increase in our business.  To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future.  Presently, we have approximately $1.5 million forecasted for capital expenditures in fiscal 2014 which will be funded through cash from operations.  The Company’s primary source of working capital is cash from operations.  The Company presently has no need for alternative sources of working capital, and has no commitments or plans to obtain additional capital.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2013.

Contractual Obligations and Commitments (In thousands)

		Less than			More than
	Total	1 year	1-2 years	3-5 Years	5 years

Property lease	$1,711	$784	$794	$133	$-
Executive employment contract	$1,650	$550	$550	$550	$-

Total obligations	$3,361	$1,334	$1,344	$683	$-

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices.  Our financial instruments include cash and cash equivalents, short term investments, accounts receivable, and accounts payable.  The book values of cash equivalents, short term investments, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments.  Interest rates affect our return on excess cash and investments.  As of March 31, 2013, we had $18.2 million in cash and cash equivalents and $15.5 million in short term investments.  A majority of our cash and cash equivalents and investments generates interest income based on prevailing interest rates.

A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments.  It would also impact the market value of our investments.  Our investments are subject to market risk, primarily interest rate and credit risk.  Our investments are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors.  Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our investments to high-quality debt instruments with both short and long term maturities.  We do not hold any derivative financial instruments that could expose us to significant market risk.  At March 31, 2013, we had no debt obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PETMED EXPRESS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
PetMed Express, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of PetMed Express, Inc. and subsidiaries as of March 31, 2013 and 2012, and the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PetMed Express, Inc. and subsidiaries as of March 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PetMed Express, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 28, 2013 expressed an unqualified opinion on the effectiveness of PetMed Express, Inc. and subsidiaries’ internal control over financial reporting.

/s/ McGladrey LLP
McGladrey LLP

Fort Lauderdale, Florida
May 28, 2013

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	March 31,
	2013	2012

ASSETS

Current assets:
Cash and cash equivalents	$18,155	$46,801
Short term investments - available for sale	15,490	10,347
Accounts receivable, less allowance for doubtful accounts of $5 and $5, respectively	1,439	1,572
Inventories - finished goods	31,601	26,217
Prepaid expenses and other current assets	2,520	1,241
Deferred tax assets	982	1,230
Prepaid income taxes	-	199
Total current assets	70,187	87,607

Property and equipment, net	2,132	2,597
Intangible asset	860	860

Total assets	$73,179	$91,064

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,454	$6,619
Accrued expenses and other current liabilities	2,381	2,772
Income taxes payable	162	-
Total current liabilities	8,997	9,391

Deferred tax liabilities	168	492

Total liabilities:	9,165	9,883

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.001 par value, 5,000 shares authorized; 3 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized; 20,109 and 20,338 shares issued and outstanding, respectively	20	20
Retained earnings	63,987	81,108
Accumulated other comprehensive gain (loss)	(2)	44

Total shareholders’ equity	64,014	81,181

Total liabilities and shareholders’ equity	$73,179	$91,064

See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except for per share amounts)

	Year Ended March 31,
	2013	2012	2011

Sales	$227,829	$238,250	$231,642
Cost of sales	150,708	158,085	147,686

Gross profit	77,121	80,165	83,956

Operating expenses:
General and administrative	21,592	22,363	22,200
Advertising	27,433	30,369	27,357
Depreciation	1,091	1,411	1,375
Total operating expenses	50,116	54,143	50,932

Income from operations	27,005	26,022	33,024

Other income (expense):
Interest income, net	306	288	381
Other, net	(5)	61	(128)
Total other income	301	349	253

Income before provision for income taxes	27,306	26,371	33,277

Provision for income taxes	10,141	9,712	12,406

Net income	$17,165	$16,659	$20,871

Net change in unrealized gain (loss) on short and long term investments	(46)	185	(33)

Comprehensive income	$17,119	$16,844	$20,838

Net income per common share:
Basic	$0.86	$0.81	$0.93
Diluted	$0.86	$0.80	$0.92

Weighted average number of common shares outstanding:
Basic	19,926	20,613	22,514
Diluted	20,049	20,708	22,643

Cash dividends declared per common share	$1.600	$0.525	$0.475

See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Fiscal years ended March 31, 2011, March 31, 2012, and March 31, 2013
(In thousands)

	Convertible		Common		Additional		Other
	Preferred Stock		Stock		Paid-In	Retained	Comprehensive
	Shares	Amounts	Shares	Amounts	Capital	Earnings	Gain (Loss)	Total
Balance, March 31, 2010	3	$9	22,990	$23	$2,628	$94,305	$(108)	$96,857

Issuance of common stock from exercise of stock options	-	-	46	-	340	-	-	340

Issuance of restricted stock, net	-	-	86	-	-	-	-	-

Share based compensation	-	-	-	-	2,171	-	-	2,171

Dividends declared	-	-	-	-	-	(10,822)	-	(10,822)

Repurchased and retired shares	-	-	(791)	(1)	(12,246)	-	-	(12,247)

Deferred tax adjustment related to resticted stock and stock options	-	-	-	-	(132)	-	-	(132)

Allocation of retirement of repurchased shares of additional paid in capital and retained earnings	-	-	-	-	7,239	(7,239)	-	-

Net income	-	-	-	-	-	20,871	20,871	20,871

Other comprehensive loss:
Net Change in unrealized loss on short term investments							(31)	(31)
Net Change in unrealized loss on long term investments							(2)	(2)

Total comprehensive income							$20,838	-

Balance, March 31, 2011	3	9	22,331	22	-	97,115	(141)	97,005

Issuance of restricted stock, net	-	-	91	-	-	-	-	-

Share based compensation	-	-	-	-	2,246	-	-	2,246

Dividends declared	-	-	-	-	-	(10,989)	-	(10,989)

Repurchased and retired shares	-	-	(2,084)	(2)	(23,683)	-	-	(23,685)

Deferred tax adjustment related to resticted stock	-	-	-	-	(240)	-	-	(240)

Allocation of retirement of repurchased shares of additional paid in capital and retained earnings	-	-	-	-	21,677	(21,677)	-	-

Net income	-	-	-	-	-	16,659	16,659	16,659

Other comprehensive gain:
Net Change in unrealized gain on short term investments							75	75
Net Change in unrealized gain on long term investments							110	110

Total comprehensive income							$16,844	-

Balance, March 31, 2012	3	9	20,338	20	-	81,108	44	81,181

Issuance of restricted stock, net	-	-	168	-	-	-	-	-

Share based compensation	-	-	-	-	1,943	-	-	1,943

Dividends declared	-	-	-	-	-	(32,080)	-	(32,080)

Repurchased and retired shares	-	-	(397)	-	(3,865)	-	-	(3,865)

Deferred tax adjustment related to resticted stock	-	-	-	-	(284)	-	-	(284)

Allocation of retirement of repurchased shares of additional paid in capital and retained earnings	-	-	-	-	2,206	(2,206)	-	-

Net income	-	-	-	-	-	17,165	17,165	17,165

Other comprehensive loss:
Net Change in unrealized loss on short term investments							(46)	(46)

Total comprehensive income							$17,119	-

Balance, March 31, 2013	3	$9	20,109	$20	$-	$63,987	$(2)	$64,014

See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	March 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$17,165	$16,659	$20,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,091	1,411	1,375
Share based compensation	1,943	2,246	2,171
Deferred income taxes	(76)	(56)	348
Bad debt expense	56	47	48
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Accounts receivable	77	366	64
Inventories - finished goods	(5,384)	(1,077)	3,924
Prepaid income taxes	199	465	(335)
Prepaid expenses and other current assets	(1,279)	(205)	(426)
Accounts payable	(165)	297	1,964
Accrued expenses and other current liabilities	(499)	238	102
Income taxes payable	162	-	-
Net cash provided by operating activities	13,290	20,391	30,106

Cash flows from investing activities:
Net change in investments	(5,189)	12,344	(10,146)
Purchases of property and equipment	(626)	(705)	(667)
Purchases of intangible asset	-	-	(10)
Net cash provided by (used in) investing activities	(5,815)	11,639	(10,823)

Cash flows from financing activities:
Dividends paid	(31,972)	(10,964)	(10,727)
Purchases of treasury stock	(3,865)	(23,685)	(12,247)
Proceeds from the exercise of stock options	-	-	340
Tax adjustment related to stock compensation	(284)	(240)	(132)
Net cash used in financing activities	(36,121)	(34,889)	(22,766)

Net decrease in cash and cash equivalents	(28,646)	(2,859)	(3,483)
Cash and cash equivalents, at beginning of year	46,801	49,660	53,143

Cash and cash equivalents, at end of year	$18,155	$46,801	$49,660

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$10,140	$9,543	$12,578

Retirement of treasury stock	$3,865	$23,685	$12,247

Property and equipment purchases in accounts payable	$-	$-	$130

Dividends payable in accrued expenses	$276	$168	$143

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)           Summary of Significant Accounting Policies

Organization

PetMed Express, Inc. and subsidiaries, d/b/a 1-800-PetMeds (the “Company”), is a leading nationwide pet pharmacy.  The Company markets prescription and non-prescription pet medications, health products, and supplies for dogs and cats, direct to the consumer.  The Company markets its products through national television, online, and direct mail/print advertising campaigns, which aim to increase the recognition of the “1-800-PetMeds” brand name and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases.  The majority of all of the Company’s sales are to residents in the United States.  The Company’s executive offices are located in Pompano Beach, Florida.  The Company’s fiscal year end is March 31, and references herein to fiscal 2013, 2012, or 2011 refer to the Company’s fiscal years ended March 31, 2013, 2012, and 2011, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany transactions have been eliminated in consolidation.

Revenue Recognition

The Company generates revenue by selling pet medication products and pet supplies mainly to retail consumers.  The Company’s policy is to recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the customer.  Outbound shipping and handling fees are included in sales and are billed upon shipment.  Shipping expenses are included in cost of sales.  The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days.  Credit card sales minimize the accounts receivable balances relative to sales.  The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from the customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks.  The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends.  At both March 31, 2013 and 2012, the allowance for doubtful accounts was approximately $5,000.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.  Cash and cash equivalents at March 31, 2013 and 2012 consisted of the Company’s cash accounts and money market accounts with a maturity of three months or less.  The carrying amount of cash equivalents approximates fair value.  The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.

Short Term Investments

The Company’s short term investments balance consists of short term bond mutual funds.  In accordance with ASC Topic 320 (“Accounting for Certain Investments in Debt and Equity Securities”), short term investments are accounted for as available for sale securities with any changes in fair value to be reflected in other comprehensive income (loss).  The Company had a short term investments balance of $15.5 million and $10.3 million as of March 31, 2013 and March 31, 2012, respectively.

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

Inventories

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method.  The Company writes down its inventory for estimated obsolescence.  The inventory reserve was approximately $79,000 and $66,000 at March 31, 2013 and 2012, respectively.

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

Business Concentrations

The Company purchases its products from a variety of sources, including certain manufacturers, domestic distributors, and wholesalers.  We have multiple suppliers for each of our products to obtain the lowest cost.  There were five suppliers from whom we purchased approximately 50% of all products in fiscal 2013, compared to four suppliers from whom we purchased approximately 50% of all products in fiscal 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)           Summary of Significant Accounting Policies (Continued)

Comprehensive Income

The Company applies ASC Topic 220 (“Reporting Comprehensive Income”) which requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities.  At March 31, 2013 the Company recorded an unrealized loss of $46,000 on its short term investments, and at March 31, 2012 the Company recorded an unrealized gain of $75,000 on its short term investments.  At March 31, 2012 the Company also recognized an unrealized recovery of $110,000, within accumulated other comprehensive income, based upon receiving full par value of its long term investments.

The following is a summary of our comprehensive income (in thousands):

	March 31,
	2013	2012	2011

Net income	$17,165	$16,659	$20,871
Net change in unrealized gain (loss) on short term investments	(46)	75	(31)
Net change in unrealized gain (loss) and redemptions on long term investments	-	110	(2)
Comprehensive income	$17,119	$16,844	$20,838

Income Taxes

The Company accounts for income taxes under the provisions of ASC Topic 740 (“Accounting for Income Taxes”) which generally requires the recognition of deferred tax assets and liabilities for the expected future tax benefits or consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting carrying values and the tax bases of assets and liabilities, and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse.  The Company adopted the provisions of ASC Topic 740 (“Accounting for Uncertainty in Income Taxes”, in the first quarter of fiscal 2008.  As required by “Accounting for Uncertainty in Income Taxes” guidance, which clarifies ASC Topic 740, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the Consolidated Financial Statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  At the adoption date, the Company applied “Accounting for Uncertainty in Income Taxes” guidance to all tax positions for which the statute of limitations remained open.  The Company files tax returns in the U.S. federal jurisdiction and Florida and Georgia.  With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years ending March 31, 2008.

Upon implementing “Accounting for Uncertainty in Income Taxes” guidance, the Company did not recognize any additional liabilities for unrecognized tax positions.  The adoption of “Accounting for Uncertainty in Income Taxes” guidance had no material impact on the Company’s consolidated financial position, results of operations, or cash flows in fiscal 2013.  Any interest and penalties related to income taxes will be recorded to other income (expenses).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)           Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

(2)           Fair Value Measurements

The Company carries various assets at fair value in the Consolidated Balance Sheets.  Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.  ASC Topic 820 (“Fair Value Measurements”) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company’s cash equivalents and short term investments are classified within Level 1.  Assets and liabilities measured at fair value are summarized below (in thousands):

	Fair Value Measurement at March 31, 2013 Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and Cash equivalents - money markets funds	$18,155	$18,155	$-	$-
Short term investments - bond mutual funds	15,490	15,490	-	-

	$33,645	$33,645	$-	$-

(3)           Property and Equipment

Major classifications of property and equipment consist of the following (in thousands):

	March 31,
	2013	2012

Leasehold improvements	$1,116	$1,092
Computer software	2,735	2,406
Furniture, fixtures and equipment	5,748	5,475
	9,599	8,973
Less: accumulated depreciation	(7,467)	(6,376)

Property and equipment, net	$2,132	$2,597

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)           Accrued Expenses and Other Current Liabilities

Major classifications of accrued expenses and other current liabilities consist of the following (in thousands):
	March 31,
	2013	2012

Accrued sales tax	$473	$499
Accrued credit card fees	269	323
Accrued salaries and benefits	899	948
Accrued professional expenses	225	319
Accrued advertising expenses	-	230
Accrued sales return allowance	138	167
Accrued dividends payable	276	168
Other accrued liabilities	101	118

Accrued expenses and other current liabilities	$2,381	$2,772

(5)           Net Income Per Share

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands, except for per share amounts):

	Year Ended March 31,
	2013	2012	2011

Net income (numerator):
Net income	$17,165	$16,659	$20,871
Shares (denominator)
Weighted average number of common shares outstanding used in basic computation	19,926	20,613	22,514
Common shares issuable upon exercise of stock options and vesting of restricted stock	113	85	119
Common shares issuable upon conversion of preferred shares	10	10	10
Shares used in diluted computation	20,049	20,708	22,643
Net income per common share:
Basic	$0.86	$0.81	$0.93
Diluted	$0.86	$0.80	$0.92

At March 31, 2013 and 2012, all restricted stock was included in the diluted net income per common share computation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)           Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	March 31,
	2013	2012
Deferred tax assets:
Bad debt and inventory reserves	$31	$26
Accrued expenses	608	535
Deferred stock compensation	244	331
Net operating loss carryforward	152	250

Deferred tax assets	1,035	1,142
Less: valuation allowance	-	-

Total deferred tax assets	1,035	1,142

Deferred tax liabilities:
Property and equipment	(221)	(404)

Total net deferred taxes	$814	$738

There was no change in the valuation allowance which was $0 for both the fiscal years ended March 31, 2013 and 2012.  At March 31, 2013, the Company had federal net operating loss carryforwards of approximately $409,000.  The federal net operating loss carryforwards expire in the year 2020.  The use of such net operating loss carryforwards is limited to approximately $266,000 annually due to a change of control on November 22, 2000.

The components of the income tax provision consist of the following (in thousands):

	Year Ended March 31,
	2013	2012	2011

Current taxes
Federal	$9,588	$9,138	$11,007
State	913	870	1,052
Total current taxes	10,501	10,008	12,059

Deferred taxes
Federal	(329)	(270)	317
State	(31)	(26)	30
Total deferred taxes	(360)	(296)	347

Total provision for income taxes	$10,141	$9,712	$12,406

The reconciliation of income tax provision computed at the U.S. federal statutory tax rates to income tax expense is as follows (in thousands):

	Year Ended March 31,
	2013	2012	2011

Income taxes at U.S. statutory rates	$9,557	$9,230	$11,647
State income taxes, net of federal tax benefit	562	540	714
Permanent differences	(74)	(68)	(64)
Other	96	10	109

Total provision for income taxes	$10,141	$9,712	$12,406

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)           Shareholders’ Equity

Preferred Stock

In April 1998, the Company issued 250,000 shares of its $.001 par value preferred stock at a price of $4.00 per share, less issuance costs of $112,187.  Each share of the preferred stock is convertible into approximately 4.05 shares of common stock at the election of the shareholder.  The shares have a liquidation value of $4.00 per share and may pay dividends at the sole discretion of the Company.  The Company does not anticipate paying dividends to the preferred shareholders in the foreseeable future.  Each share of preferred stock is entitled to one vote on all matters submitted to a vote of shareholders of the Company.  As of March 31, 2013 and 2012, 2,500 shares of the convertible preferred stock remained unconverted and outstanding.

Share Repurchase Plan

On November 8, 2006, the Company’s Board of Directors approved a share repurchase plan of up to $20.0 million.  On October 31, 2008, November 1, 2010, and August 1, 2011, the Company’s Board of Directors approved a second, third, and fourth share repurchase plan, respectively, each for an additional $20.0 million.  The repurchase plan is intended to be implemented through purchases made from time to time in either the open market or through private transactions at the Company’s discretion, subject to market conditions and other factors, in accordance with Securities and Exchange Commission requirements.  There can be no assurances as to the precise number of shares that will be repurchased under the share repurchase plan, and the Company may discontinue the share repurchase plan at any time subject to compliance with applicable regulatory requirements.  Shares purchased pursuant to the share repurchase plan will either be cancelled or held in the Company’s treasury.  During fiscal 2013 the Company repurchased approximately 397,000 shares of the Company’s outstanding common stock for approximately $3.9 million, averaging approximately $9.74 per share.  During fiscal 2012 the Company repurchased approximately 2.1 million shares of the Company’s outstanding common stock for approximately $23.7 million, averaging approximately $11.36 per share.  As of March 31, 2013 the Company had approximately $10.2 million remaining under the Company’s share repurchase plan.

Dividends

On August 3, 2009, the Company’s Board of Directors declared its first quarterly dividend of $0.10 per share on its common stock.  On August 2, 2010, the Company’s Board of Directors increased the quarterly dividend to $0.125 per share, and then on January 27, 2012, the Company’s Board of Directors increased the quarterly dividend to $0.15 per share.  On December 3, 2012, the Company’s Board of Directors declared a special dividend of $1.00 per share on its common stock.  The Company intends to continue to pay regular quarterly dividends; however the declaration and payment of future dividends is discretionary and will be subject to a determination by the Board of Directors each quarter following its review of the Company’s financial performance.

During fiscal 2013, our Board of Directors declared the following dividends:

	Per Share		Total Amount
Declaration Date	Dividend	Record Date	(In thousands)	Payment Date

May 7, 2012	$0.150	May 14, 2012	$3,050	May 25, 2012
July 30, 2012	$0.150	August 13, 2012	$3,049	August 24, 2012
October 29, 2012	$0.150	November 9, 2012	$3,001	November 23, 2012
December 3, 2012	$1.000	December 14, 2012	$20,001	December 24, 2012
January 28, 2013	$0.150	February 8, 2013	$3,000	February 22, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)           Stock Options and Restricted Stock

The PetMed Express, Inc. 1998 Stock Option Plan (the “Plan”), which expired on July 31, 2008, provided for the issuance of qualified options to officers and key employees, and nonqualified options to directors, consultants, and other service providers, to purchase the Company’s common stock.  The Company had reserved 5.0 million shares of common stock for issuance under the Plan.  The exercise prices of options issued under the Plan had to be equal to or greater than the market price of the Company’s common stock as of the date of issuance.  Options generally vested ratably over a three-year period commencing on the first anniversary of the grant with respect to options granted to employees/directors under the Plan.  The Company had no options outstanding at March 31, 2013 and 2012.  No options have been issued since May 2005.  Cash received from stock options exercised for the fiscal years ended March 31, 2013, 2012, and 2011 was approximately $0, $0, and $340,000 respectively.  At March 31, 2013 and 2012, there were no exercisable stock options.  As of March 31, 2013 and 2012 the Company had no non-vested stock options.  As of March 31, 2013 and 2012, there was no unrecognized compensation expense, aggregate intrinsic value, or weighted average remaining term, related to vested stock option awards.

On July 28, 2006, the Company received shareholder approval for the adoption of the 2006 Employee Equity Compensation Restricted Stock Plan (the “Employee Plan”) and the 2006 Outside Director Equity Compensation Restricted Stock Plan (the “Director Plan”).  The purpose of the plans is to promote the interests of the Company by securing and retaining both employees and outside directors.  The Company had reserved 1.0 million shares of common stock for issuance under the Employee Plan, and 200,000 shares of common stock for issuance under the Director Plan.  In July 2012 the Company received shareholder approval to ratify the amendment to the Company’s Director Plan passed by the Board of Directors to increase the number of shares available for issuance under the Director Plan from 200,000 to 400,000.  Additionally, the Company received shareholder approval to ratify the amendment passed by the Board of Directors to provide for a 10% automatic increase every year in the amount of shares available for issuance under each of the plans.  The value of the restricted stock is determined based on the market value of the stock at the issuance date.  The restriction period or forfeiture period is determined by the Company’s Board and is to be no less than 1 year and no more than ten years.  The Company had 680,127 restricted common shares issued under the Employee Plan and 182,000 restricted common shares issued under the Director Plan at March 31, 2013, all shares of which were issued subject to a restriction or forfeiture period which will lapse ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period.  For the years ended March 31, 2013 and 2012, the Company recognized compensation expense related to the Employee and Director Plans of $1.9 million and $2.2 million, respectively.  A summary of the Company’s non-vested restricted stock as of March 31, 2013 is as follows:

	Employee	Director
	Plan	Plan	Both Plans
	Number of	Number of	Number of
	Shares (In	Shares (In	Shares (In
	thousands)	thousands)	thousands)

Non-vested restricted stock outstanding at March 31, 2012	161	58	219

Restricted stock granted	165	30	195

Restricted stock vested	(98)	(28)	(126)

Restricted stock forfeited or expired	(28)	-	(28)

Non-vested restricted stock outstanding at March 31, 2013	200	60	260

At March 31, 2013 and 2012, there were 260,389 and 218,757 non-vested restricted stock shares outstanding, respectively. During the fiscal years ended March 31, 2013 and 2012, the Company issued, net of forfeitures, 167,750 and 91,150 restricted shares, respectively.  At March 31, 2013 and 2012, there were $2.6 million and $2.5 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the remaining weighted average vesting period of 2.5 years and 1.6 years for fiscal 2013 and 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (9)          Valuation and Qualifying Accounts

Activity in the Company’s valuation and qualifying accounts consists of the following (in thousands):

	Year Ended March 31,
	2013	2012	2011
Allowance for doubtful accounts:
Balance at beginning of period	$5	$6	$5
Provision for doubtful accounts	56	47	48
Write-off of uncollectible accounts receivable	(56)	(48)	(47)

Balance at end of year	$5	$5	$6

(10)         Commitments and Contingencies

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

Employment Agreements

On January 25, 2013, the Company amended the existing Executive Employment Agreement of Menderes Akdag, the Company’s President, Chief Executive Officer, and Director, and entered into Amendment No. 4 to the Executive Employment Agreement with Mr. Akdag.  The Agreement amended certain provisions of the Executive Employment Agreement as follows: the term of the Agreement is for three years, commencing on March 16, 2013; Mr. Akdag’s salary remained at $550,000 per year throughout the term of the Agreement, and Mr. Akdag was granted 108,000 shares of restricted stock.  The restricted stock was granted on March 16, 2013, in accordance with the Company’s 2006 Employee Equity Compensation Restricted Stock Plan and the restrictions shall lapse ratably over a three-year period.

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

The future minimum annual lease payments are as follows:

Years Ending March 31, (in thousands)

2014	784
2015	794
2016	133

Total lease payments	$1,711

Rent expense was $767,000, $745,000, and $724,000 for the years ended March 31, 2013, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (11)        Sales by Category

The following table provides a breakdown of the percentage of total sales by each category during the indicated periods:

	Year Ended March 31,
	2013	2012	2011

Non-prescription medications and supplies	59%	59%	61%
Prescription medications	40%	40%	38%
Shipping and handling charges and other	1%	1%	1%
Total	100%	100%	100%

(12)	Employee Benefit Plan

The Company maintains a 401(k) Savings Plan for eligible employees.  The plan is a defined contribution plan that is administered by the Company.  All regular, full-time employees are eligible for voluntary participation upon completing one year of service and having attained the age of 21.  The plan provides for growth in savings through contributions and income from investments.  It is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended.  Plan participants are allowed to contribute a specified percentage of their base salary.  In 2006, the Company adopted a matching plan which is funded subsequent to the calendar year.  During the fiscal years ended March 31, 2013 and 2012, the Company charged $173,000 and $165,000, respectively, of 401(k) matching contribution and administration expense to general and administrative expenses.

(13)	Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data for fiscal 2013 and 2012 is as follows (in thousands, except for per share amounts):

Quarter Ended:	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013

Sales	$68,955	$58,145	$49,609	$51,120
Gross Profit	$22,304	$19,370	$17,212	$18,235
Income from operations	$6,204	$6,326	$7,209	$7,266
Net income	$3,952	$4,034	$4,577	$4,602
Diluted net income per common share	$0.20	$0.20	$0.23	$0.23

Quarter Ended:	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012

Sales	$73,578	$58,225	$50,523	$55,924
Gross Profit	$24,110	$19,934	$17,154	$18,967
Income from operations	$7,565	$6,080	$6,102	$6,275
Net income	$4,837	$3,930	$3,898	$3,993
Diluted net income per common share	$0.22	$0.19	$0.19	$0.20

(14)	Subsequent Events

On May 3, 2013, the Company’s Board of Directors declared a quarterly dividend of $0.15 per share on its common stock.  The $3.0 million dividend was paid on May 24, 2013, to shareholders of record at the close of business on May 15, 2013.

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

The Audit Committee (“Committee”) of our Company’s Board of Directors, comprised solely of Directors who are independent in accordance with the requirements of The NASDAQ Stock Market LLC listing standards, the Exchange Act and the Company’s Corporate Governance Guidelines, meets with the independent auditors and management periodically to discuss internal control over financial reporting, and auditing and financial reporting matters.  The Committee reviews with the independent auditors the scope and results of the audit effort.  The Committee also meets periodically with the independent auditors without management present to ensure that the independent auditors have free access to the Committee.  Our Audit Committee’s Report can be found in the Company’s 2013 Proxy Statement.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of March 31, 2013.

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

/s/ Menderes Akdag
Menderes Akdag
President, Chief Executive Officer, Director

May 28, 2013

/s/ Bruce S. Rosenbloom
Bruce S. Rosenbloom
Chief Financial Officer

May 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
PetMed Express, Inc. and subsidiaries:

We have audited PetMed Express, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  PetMed Express, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, PetMed Express, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of PetMed Express, Inc. and subsidiaries and our report dated May 28, 2013 expressed an unqualified opinion.

/s/ McGladrey LLP
McGladrey LLP

Fort Lauderdale, Florida
May 28, 2013

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2013, the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date, that our disclosure controls and procedures were effective such that the information relating to PetMed Express, Inc., including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2013 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that the Company maintained effective internal control over financial reporting as of March 31, 2013, as stated in our report which is included herein. Our internal control over financial reporting as of March 31, 2013 has been audited by McGladrey LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2013, relating to our 2013 Annual Meeting of Stockholders to be held on July 26, 2013, and is incorporated herein by reference.

We adopted a Code of Business Conduct and Ethics applicable to all officers, directors, and employees.  The Company’s Code of Business Conduct and Ethics may be found in our 2004 Proxy which was filed on June 30, 2004.  You may also obtain a copy of our Code of Business Conduct and Ethics free of charge by contacting Investor Relations at 1-800-738-6337.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2013, relating to our 2013 Annual Meeting of Stockholders to be held on July 26, 2013, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item (other than information required by Item 201(d) of Regulation S-K with respect to equity compensation plans, which is set forth under Item 5. in this Annual Report on Form 10-K) will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2013, relating to our 2013 Annual Meeting of Stockholders to be held on July 26, 2013, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2013, relating to our 2013 Annual Meeting of Stockholders to be held on July 26, 2013, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2013, relating to our 2013 Annual Meeting of Stockholders to be held on July 26, 2013, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this report on Form 10-K.

(1) Consolidated Financial Statements

  The following exhibits are filed as part of this report on Form 10-K.

(3) Articles of Incorporation and By-Laws

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10-SB, File No. 000-28827, filed January 10, 2000).

3.2	By-Laws of the Corporation (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10-SB, File No. 000-28827, filed January 10, 2000).

(4) Instruments Defining the Rights of Security Holders

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 10-SB, File No. 000-28827, filed January 10, 2000).

(10) Material Contracts

10.1	1998 Stock Option Plan incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10-SB, File No. 000-28827, filed January 10, 2000).

10.2	Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 10 of the Registrant’s Form 8-K filed March 30, 2001).

10.3	Agreement for the Sale and Leaseback of the Land and Building (incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed June 14, 2001).

10.4	Amendment Number 1 to Executive Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed March 18, 2004).

10.5	Amendment Number 2 to Executive Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed February 28, 2007).

10.6	2006 Employee Equity Compensation Restricted Stock Plan (incorporated by reference to our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders filed June 22, 2006).

10.7	2006 Outside Director Equity Compensation Restricted Stock Plan (incorporated by reference to our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders filed June 22, 2006).

10.8	Employment Letter with Bruce Rosenbloom dated May 30, 2001 (incorporated by reference to Exhibit 10.9 of the Registrant’s Form 8-K filed April 7, 2009).

10.9	Amendment Number 3 to Executive Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed February 8, 2010).

10.10	Amendment Number 4 to Executive Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed January 28, 2013).

(14) Corporate Code of Ethics

14.1	Corporate Code of Ethics (incorporated by reference to our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders filed June 30, 2004).

(21) Subsidiaries of Registrant

21.1	Subsidiaries of Registrant*

(31) Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*

(32) Certifications

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350.**

*Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 28, 2013

PETMED EXPRESS, INC. (the “registrant”)

By: /s/ Menderes Akdag
Menderes Akdag Chief Executive Officer and President (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on May 28, 2013.

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