Form 10-Q
period 2013-12-31
PETMED EXPRESS INC
filed 2014-01-31
CIK 1040130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,190,273 Common Shares, $.001 par value per share at January 31, 2014.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for per share amounts)

	December 31,	March 31,
	2013	2013
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$25,937	$18,155
Short term investments - available for sale	15,516	15,490
Accounts receivable, less allowance for doubtful
accounts of $6 and $5, respectively	1,650	1,439
Inventories - finished goods	24,541	31,601
Prepaid expenses and other current assets	1,976	1,090
Deferred tax assets	997	982
Prepaid income taxes	165	-
Total current assets	70,782	68,757

Noncurrent assets:
Prepaid expenses	1,993	1,430
Property and equipment, net	1,474	2,132
Intangible assets	860	860
Total noncurrent assets	4,327	4,422

Total assets	$75,109	$73,179

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,043	$6,454
Accrued expenses and other current liabilities	2,194	2,381
Income taxes payable	-	162
Total current liabilities	6,237	8,997

Deferred tax liabilities	99	168

Total liabilities	6,336	9,165

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.001 par value, 5,000 shares authorized;
3 convertible shares issued and outstanding with a
liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized;
20,190 and 20,109 shares issued and outstanding, respectively	20	20
Additional paid-in capital	1,228	-
Retained earnings	67,554	63,987
Accumulated other comprehensive loss	(38)	(2)

Total shareholders’ equity	68,773	64,014

Total liabilities and shareholders’ equity	$75,109	$73,179

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except for per share amounts)(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Sales	$50,086	$49,609	$184,759	$176,709
Cost of sales	33,197	32,397	124,605	117,823

Gross profit	16,889	17,212	60,154	58,886

Operating expenses:
General and administrative	5,106	5,147	16,484	16,440
Advertising	4,517	4,602	21,896	21,876
Depreciation	219	254	697	831
Total operating expenses	9,842	10,003	39,077	39,147

Income from operations	7,047	7,209	21,077	19,739

Other income:
Interest income, net	46	141	141	264
Other, net	(3)	(3)	(5)	(3)
Total other income	43	138	136	261

Income before provision for income taxes	7,090	7,347	21,213	20,000

Provision for income taxes	2,549	2,770	7,767	7,437

Net income	$4,541	$4,577	$13,446	$12,563

Net change in unrealized gain (loss) on short
term investments	9	(83)	(36)	(58)

Comprehensive income	$4,550	$4,494	$13,410	$12,505

Net income per common share:
Basic	$0.23	$0.23	$0.68	$0.63
Diluted	$0.23	$0.23	$0.67	$0.63

Weighted average number of common shares outstanding:
Basic	19,925	19,808	19,892	19,963
Diluted	20,079	19,923	20,042	20,077

Cash dividends declared per common share	$0.17	$1.15	$0.49	$1.45

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Nine Months Ended
	December 31,
	2013	2012
Cash flows from operating activities:
Net income	$13,446	$12,563
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	697	831
Share based compensation	1,105	1,496
Deferred income taxes	(84)	(77)
Bad debt expense	75	37
(Increase) decrease in operating assets
and increase (decrease) in liabilities:
Accounts receivable	(286)	791
Inventories - finished goods	7,060	7,498
Prepaid income taxes	(165)	199
Prepaid expenses and other current assets	(1,449)	(337)
Accounts payable	(2,411)	(645)
Income taxes payable	(162)	246
Accrued expenses and other current liabilities	(152)	(761)
Net cash provided by operating activities	17,674	21,841

Cash flows from investing activities:
Net change in investments	(62)	(5,166)
Purchases of property and equipment	(39)	(529)
Net cash used in investing activities	(101)	(5,695)

Cash flows from financing activities:
Dividends paid	(9,914)	(28,896)
Purchases of treasury stock	-	(3,865)
Tax adjustment related to restricted stock	123	(168)
Net cash used in financing activities	(9,791)	(32,929)

Net increase (decrease) in cash and cash equivalents	7,782	(16,783)
Cash and cash equivalents, at beginning of period	18,155	46,801

Cash and cash equivalents, at end of period	$25,937	$30,018

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$7,776	$7,237

Dividends payable in accrued expenses	$241	$351

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

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at December 31, 2013, the Statements of Comprehensive Income for the three and nine months ended December 31, 2013 and 2012, and Cash Flows for the nine months ended December 31, 2013 and 2012.  The results of operations for the three and nine months ended December 31, 2013 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2014.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2013.  The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries.  All significant intercompany transactions have been eliminated upon consolidation.

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

Reclassifications

Certain reclassifications have been made to the prior years’ condensed consolidated financial statements to conform to the Fiscal 2014 presentation.  These reclassifications had no impact on net income, shareholders’ equity or cash flows as previously reported.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands, except for per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Net income (numerator):
Net income	$4,541	$4,577	$13,446	$12,563
Shares (denominator):
Weighted average number of common shares outstanding used in basic computation	19,925	19,808	19,892	19,963
Common shares issuable upon the vesting of restricted stock	144	105	140	104
Common shares issuable upon conversion of preferred shares	10	10	10	10
Shares used in diluted computation	20,079	19,923	20,042	20,077
Net income per common share:
Basic	$0.23	$0.23	$0.68	$0.63
Diluted	$0.23	$0.23	$0.67	$0.63

At December 31, 2013 and 2012, all common restricted stock were included in the diluted net income per common share computation.

Note 3:  Accounting for Stock-Based Compensation

The Company records compensation expense associated with restricted stock in accordance with ASC Topic 718 (“Share Based Payment”).  The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of general and administrative expenses.

The Company had 731,627 restricted common shares issued under the 2006 Employee Equity Compensation Restricted Stock Plan (“Employee Plan”) and 212,000 restricted common shares issued under the 2006 Outside Director Equity Compensation Restricted Stock Plan (“Director Plan”) at December 31, 2013, all shares of which were issued subject to a restriction or forfeiture period which lapse ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period.  For the quarters ended December 31, 2013 and 2012, the Company recognized $374,000 and $458,000, respectively, of compensation expense related to the Employee and Director Plans.  For the nine months ended December 31, 2013 and 2012, the Company recognized $1.1 million and $1.5 million, respectively, of compensation expense related to the Employee and Director Plans.  At December 31, 2013 and 2012, there was $2.9 million and $1.5 million of unrecognized compensation costs related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the next three years.  At December 31, 2013 and 2012, there were 266,000 and 192,000 non-vested restricted shares, respectively.

Note 4:  Short Term Investments

The Company’s short term investments balance consists of short term bond mutual funds.  In accordance with ASC Topic 320 (“Accounting for Certain Investments in Debt and Equity Securities”), short term investments are accounted for as available for sale securities with any changes in fair value to be reflected in other comprehensive income.  The Company had a short term investments balance of $15.5 million as of both December 31, 2013 and March 31, 2013.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company’s cash equivalents and short term investments are classified within Level 1.  Assets and liabilities measured at fair value are summarized below:

		Fair Value Measurement at December 31, 2013 Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
(In thousands)	2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents - money market funds	$25,937	$25,937	$-	$-
Short term investments - bond mutual funds	15,516	15,516	-	-
	$41,453	$41,453	$-	$-

Note 6:  Changes in Shareholders’ Equity and Comprehensive Income (Loss):

Changes in shareholders’ equity for the nine months ended December 31, 2013 are summarized below (in thousands):

			Accumulated
	Additional		Other
	Paid-In	Retained	Comprehensive
	Capital	Earnings	Loss

Beginning balance at March 31, 2013:	$-	$63,987	$(2)
Share based compensation	1,105	-	-
Dividends declared	-	(9,879)	-
Net income	-	13,446	-
Tax adjustment related to restricted stock	123	-	-
Net change in unrealized loss on short term
investments	-	-	(36)
Ending balance at December 31, 2013:	$1,228	$67,554	$(38)

Shares of treasury stock purchased in the nine months ended December 31, 2012 totaling 397,000 were retired and cancelled, and no shares of treasury stock were purchased and retired in the nine months ended December 31, 2013.

Note 7:  Income Taxes

For the quarters ended December 31, 2013 and 2012, the Company recorded an income tax provision for approximately $2.5 million and $2.8 million, respectively.  For the nine months ended December 31, 2013 and 2012, the Company recorded an income tax provision for approximately $7.8 million and $7.4 million, respectively.  The effective tax rate for the quarters ended December 31, 2013 and 2012 were 36.0% and 37.7%, respectively.  The effective tax rate for the nine months ended December 31, 2013 and 2012 was 36.6% and 37.2%, respectively.

Note 8:  Commitments and Contingencies

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

Note 9:  Subsequent Events

On January 30, 2014 our Board of Directors declared a quarterly dividend of $0.17 per share.  The Board established a February 12, 2014 record date and a February 21, 2014 payment date.  Based on the outstanding share balance as of January 31, 2014 the Company estimates the dividend payable to be approximately $3.4 million.

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

The Company markets its products through national television, online, and direct mail/print advertising campaigns which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases.  Approximately 79% of all sales were generated via the Internet for the quarter ended December 31, 2013, compared to 78% for the quarter ended December 31, 2012.  The Company’s sales consist of products sold mainly to retail consumers.  The three-month average purchase was approximately $72 and $71 per order for the quarters ended December 31, 2013 and 2012, respectively, and the nine-month average purchase was approximately $74 and $72 per order for the periods ended December 31, 2013 and 2012, respectively.

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

Revenue recognition

The Company generates revenue by selling pet medication products and pet supplies primarily to retail consumers.  The Company’s policy is to recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the customer.  Outbound shipping and handling fees are included in sales and are billed upon shipment.  Shipping expenses are included in cost of sales.  The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days.  Credit card sales minimize accounts receivable balances relative to sales.  The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks.  The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends.  The allowance for doubtful accounts was approximately $6,000 at December 31, 2013 and $5,000 at March 31, 2013.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method.  The Company writes down its inventory for estimated obsolescence.  The inventory reserve was approximately $62,000 at December 31, 2013 compared to $79,000 at March 31, 2013.

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

Results of Operations

The following should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein.  The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Condensed Consolidated Statements of Comprehensive Income:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.3	65.3	67.4	66.7

Gross profit	33.7	34.7	32.6	33.3

Operating expenses:
General and administrative	10.2	10.4	8.9	9.3
Advertising	9.0	9.3	11.9	12.4
Depreciation	0.4	0.5	0.4	0.4
Total operating expenses	19.6	20.2	21.2	22.1

Income from operations	14.1	14.5	11.4	11.2

Total other income	0.1	0.3	0.1	0.1

Income before provision for income taxes	14.2	14.8	11.5	11.3

Provision for income taxes	5.1	5.6	4.2	4.2

Net income	9.1%	9.2%	7.3%	7.1%

Three Months Ended December 31, 2013 Compared With Three Months Ended December 31, 2012, and Nine Months Ended December 31, 2013 Compared With Nine Months Ended December 31, 2012

Sales

Sales increased by approximately $500,000, or 1.0%, to approximately $50.1 million for the quarter ended December 31, 2013, from approximately $49.6 million for the quarter ended December 31, 2012.  For the nine months ended December 31, 2013, sales increased by approximately $8.1 million, or 4.6%, to approximately $184.8 million compared to $176.7 million for the nine months ended December 31, 2012.  The increase in sales for the three and nine months ended December 31, 2013 was primarily due to increased reorder sales, with new order sales increasing for the nine months ended December 31, 2013 .  Our sales increase was also due to a rise in the average order size during the three and nine months ended December 31, 2013.  The Company acquired approximately 114,000 new customers for the quarter ended December 31, 2013, compared to approximately 131,000 new customers for the same period the prior year.  For the nine months ended December 31, 2013 the Company acquired approximately 490,000 new customers, compared to 504,000 new customers for the nine months ended December 31, 2012.  The following chart illustrates sales by various sales classifications:

	Three Months Ended December 31,
Sales (In thousands)	2013	%	2012	%	$ Variance	% Variance

Reorder Sales	$42,401	84.7%	$40,927	82.5%	$1,474	3.6%
New Order Sales	$7,685	15.3%	$8,682	17.5%	$(997)	-11.5%

Total Net Sales	$50,086	100.0%	$49,609	100.0%	$477	1.0%

Internet Sales	$39,501	78.9%	$38,695	78.0%	$806	2.1%
Contact Center Sales	$10,585	21.1%	$10,914	22.0%	$(329)	-3.0%

Total Net Sales	$50,086	100.0%	$49,609	100.0%	$477	1.0%

	Nine Months Ended December 31,
Sales (In thousands)	2013	%	2012	%	$ Variance	% Variance

Reorder Sales	$150,234	81.3%	$142,401	80.6%	$7,833	5.5%
New Order Sales	$34,525	18.7%	$34,308	19.4%	$217	0.6%

Total Net Sales	$184,759	100.0%	$176,709	100.0%	$8,050	4.6%

Internet Sales	$145,738	78.9%	$136,082	77.0%	$9,656	7.1%
Contact Center Sales	$39,021	21.1%	$40,627	23.0%	$(1,606)	-4.0%

Total Net Sales	$184,759	100.0%	$176,709	100.0%	$8,050	4.6%

Future sales may be adversely affected due to increased competition and consumers giving more consideration to price.  No guarantees can be made that sales will grow in the future.  The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm, and flea and tick medications.  For the quarters ended June 30, September 30, December 31, and March 31 of Fiscal 2013, the Company’s sales were approximately 30%, 26%, 22%, and 22%, respectively.

In January 2012, the manufacturer Novartis Consumer Health, Inc. (“Novartis”) announced that it halted production of their animal health products.  This disruption in production negatively impacted the Company’s sales during Fiscal 2013.  During the quarter ended June 30, 2013, Novartis started to distribute some of their brands, which might have positively impacted the current quarter and the nine months ended December 31, 2013.

Cost of sales

Cost of sales increased by approximately $800,000, or 2.5%, to approximately $33.2 million for the quarter ended December 31, 2013, from approximately $32.4 million for the quarter ended December 31, 2012.  For the nine months ended December 31, 2013, cost of sales increased by approximately $6.8 million, or 5.8%, to approximately $124.6 million compared to $117.8 million for the same period in the prior year.  Cost of sales as a percent of sales was 66.3% and 65.3% for the quarters ended December 31, 2013 and 2012, respectively, and for the nine months ended December 31, 2013 and 2012 the cost of sales was 67.4% and 66.7%, respectively.  The increase to cost of sales as a percentage of sales for the quarter and nine months ended December 31, 2013 can be mainly attributed to an increase in product costs and an increase in promotional discounts.

Gross profit

Gross profit decreased by approximately $323,000, or 1.9%, to approximately $16.9 million for the quarter ended December 31, 2013, from approximately $17.2 million for the quarter ended December 31, 2012.  For the nine months ended December 31, 2013 gross profit increased by approximately $1.3 million, or 2.2%, to approximately $60.2 million, compared to $58.9 million for the same period in the prior year.  Gross profit as a percentage of sales was 33.7% and 34.7% for the three months ended December 31, 2013 and 2012, respectively, and for the nine months ended December 31, 2013 and 2012, gross profit was 32.6% and 33.3%, respectively.  The gross profit percentage decreases can be mainly attributed to an increase in product costs and an increase in promotional discounts.

General and administrative expenses

General and administrative expenses decreased by approximately $41,000, to approximately $5.1 million for the quarter ended December 31, 2013, from approximately $5.1 million for the quarter ended December 31, 2012. For the nine months ended December 31, 2013, general and administrative expenses increased by approximately $44,000, to approximately $16.5 million from approximately $16.4 million for the nine months ended December 31, 2012. The decrease in general and administrative expenses for the three months ended December 31, 2013 was primarily due to the following: a $55,000 decrease in payroll expense, primarily related to a reduction in stock based compensation; and a $37,000 reduction to other expenses including professional fees, office expenses, licenses, and insurance expenses. Offsetting the decrease was a $51,000 increase primarily related to increases in bank service fees, bad debt, travel related, telephone, and property expenses. The increase in general and administrative expenses for the nine months ended December 31, 2013 was primarily due to the following: a $199,000 increase in bank service fees due to an increase in sales; a $39,000 increase in bad debt expenses; a $22,000 increase in professional fees; and a $17,000 net increase in other expenses primarily related to travel and insurance expenses. Offsetting the increase was a $169,000 decrease in payroll expenses, primarily related to a reduction in stock based compensation; a $40,000 decrease in office related expenses; and a $24,000 reduction to other expenses including telephone expenses, licenses, and property expenses.

Advertising expenses

Advertising expenses decreased by approximately $85,000, or 1.8%, to approximately $4.5 million for the quarter ended December 31, 2013, from approximately $4.6 million for the quarter ended December 31, 2012.  For the nine months ended December 31, 2013, advertising expenses increased by approximately $20,000, to approximately $21.9 million compared to advertising expenses of approximately $21.9 million for the nine months ended December 31, 2012.  The decrease in advertising expenses for the three months ended December 31, 2013 can be attributed to a reduction in print advertising.  The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, increased to $40 for the quarter ended December 31, 2013, compared to $35 for the quarter ended December 31, 2012.  The increase in customer acquisition costs for the quarter ended December 31, 2013 can be attributed to increased advertising costs and softer demand for flea and tick topicals.  For the nine months ended December 31, 2013 the advertising costs of acquiring a new customer was $45, compared to $43 for the same period the prior year.  Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, increased advertising spending, and price competition.  Historically, the advertising environment fluctuates due to supply and demand.  A more favorable advertising environment may positively impact future new order sales, whereas a less favorable advertising environment may negatively impact future new order sales.

As a percentage of sales, advertising expense was 9.0% and 9.3% for the quarters ended December 31, 2013 and 2012, respectively, and for the nine months ended December 31, 2013 and 2012 advertising expense was 11.9% and 12.4%, respectively.  The decrease in advertising expense as a percentage of total sales for the quarter ended December 31, 2013 can be attributed to a reduction in advertising expenses in the quarter.  The Company currently anticipates advertising as a percentage of sales to be approximately 12% for Fiscal 2014.  However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.  For the fiscal year ended March 31, 2013, quarterly advertising expenses as a percentage of sales ranged between 9% and 14%.

Depreciation

Depreciation expenses decreased by approximately $35,000 to approximately $219,000 for the quarter ended December 31, 2013, from approximately $254,000 for the quarter ended December 31, 2012.  For the nine months ended December 31, 2013 depreciation expenses decreased by approximately $134,000 to $697,000 compared to $831,000 for the same period in the prior year.  The decrease to depreciation expense for the quarter and nine months ended December 31, 2013 can be attributed to a reduction in new property and equipment additions, and an increase in fully depreciated fixed assets.

Other income

Other income decreased by approximately $95,000 to approximately $43,000 for the quarter ended December 31, 2013 from approximately $138,000 for the quarter ended December 31, 2012.  For the nine months ended December 31, 2013 other income decreased by approximately $125,000 to approximately $136,000 compared to approximately $261,000 for the same period in the prior year.  The decrease to other income can be primarily attributed to decreased interest income.  Interest income may decrease in the future as the Company utilizes its cash balances on its share repurchase plan, with approximately $10.2 million remaining as of December 31, 2013, on any quarterly dividend payment, or on its operating activities.

Provision for income taxes

For the quarter ended December 31, 2013 the Company recorded an income tax provision of approximately $2.5 million, compared to $2.8 million for the same period the prior year.  For the nine months ended December 31, 2013 and 2012, the Company recorded an income tax provision of approximately $7.8 million and $7.4 million, respectively.  The effective tax rate for the quarters ended December 31, 2013 and 2012 was 36.0% and 37.7%, respectively, and for the nine months ended December 31, 2013 and 2012 the effective tax rate was 36.6% and 37.2%, respectively.  The decrease to the effective tax rate for the quarter and nine months ended December 31, 2013 can be attributed to a one-time benefit related to a Fiscal 2013 income tax over-accrual, which was recognized in the quarter ended December 31, 2013, compared to a one-time charge related to a Fiscal 2012 income tax under-accrual, which was recognized in the quarter ended December 31, 2012. The Company estimates its effective tax rate will be approximately 37.0% for Fiscal 2014.

Liquidity and Capital Resources

The Company’s working capital at December 31, 2013 and March 31, 2013 was $64.5 million and $59.8 million, respectively.  The $4.7 million increase in working capital was primarily attributable to cash flow generated from operations, offset by dividends paid.  Net cash provided by operating activities was $17.7 million and $21.8 million for the nine months ended December 31, 2013 and 2012, respectively.  This change can be attributed to a greater decrease in the Company’s accounts payable balance and an increase to the Company’s prepaid expense balance, compared to the same period in the prior year.  Net cash used in investing activities was $101,000 for the nine months ended December 31, 2013, compared to net cash used in investing activities of $5.7 million for the nine months ended December 31, 2012.  This change can be mainly attributed to the purchasing of the Company’s short term investments during the nine months ended December 31, 2012, compared to no investment purchases during the nine months ended December 31, 2013.  Net cash used in financing activities was $9.8 million for the nine months ended December 31, 2013, compared to $32.9 million for the same period in the prior year.  This change was primarily due to the Company paying $28.9 million in dividends for the nine months ended December 31, 2012, compared to paying $9.9 million in dividends for the nine months ended December 31, 2013.  This change was also due to the Company repurchasing approximately 397,000 shares of its common stock for approximately $3.9 million for the nine months ended December 31, 2012, compared to no stock repurchases during the nine months ended December 31, 2013.

As of December 31, 2013 the Company had approximately $10.2 million remaining under the Company’s share repurchase plan.  Subsequent to December 31, 2013, on January 30, 2014 our Board of Directors declared a $0.17 per share dividend.  The Board established a February 12, 2014 record date and a February 21, 2014 payment date.  Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan, on dividends, or on its operating activities.  As of December 31, 2013 the Company had no outstanding lease commitments except for the lease for its 65,300 square foot facility.  We are not currently bound by any long or short term agreements for the purchase or lease of capital expenditures.  Any amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any increase in our business.  To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future.  We had approximately $2.0 million forecasted for capital expenditures for the remainder of Fiscal 2014; however this has been moved to Fiscal 2015, which will be funded through cash from operations.  The Company’s primary source of working capital is cash from operations.  The Company presently has no need for alternative sources of working capital, and has no commitments or plans to obtain additional capital.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of December 31, 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices.  Our financial instruments include cash and cash equivalents, short term investments, accounts receivable, and accounts payable.  The book values of cash equivalents, short term investments, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments.  Interest rates affect our return on excess cash and investments.  As of December 31, 2013, we had $25.9 million in cash and cash equivalents and $15.5 million in short term investments.  A majority of our cash and cash equivalents and investments generate interest income based on prevailing interest rates.

A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments.  It would also impact the market value of our investments.  Our investments are subject to market risk, primarily interest rate and credit risk.  Our investments are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors.  Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our investments to high-quality debt instruments with both short and long term maturities.  We do not hold any derivative financial instruments that could expose us to significant market risk.  At December 31, 2013, we had no debt obligations.

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended December 31, 2013, the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective such that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act: (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  There have been no significant changes made in our internal controls over financial reporting or in other factors that could significantly affect, or are reasonably likely to materially affect, our internal controls over financial reporting during the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not make any sales of unregistered securities or purchases of Company equity securities during the third quarter of Fiscal 2014.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report.

31.1
Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2013, Commission File No. 000-28827).

31.2
Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2013, Commission File No. 000-28827).

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2013, Commission File No. 000-28827).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.
(The “Registrant”)

Date: January 31, 2014

By:	/s/	Menderes Akdag
Menderes Akdag

Chief Executive Officer and President
(principal executive officer)

By:	/s/	Bruce S. Rosenbloom
Bruce S. Rosenbloom

Chief Financial Officer
(principal financial and accounting officer)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

PETMED EXPRESS, INC

FORM 10-Q

FOR THE QUARTER ENDED:

DECEMBER 31, 2013

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