Form 10-K
period 2014-03-31
PETMED EXPRESS INC
filed 2014-05-27
CIK 1040130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceeding12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☒
Non-accelerated filer ☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of September 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $312.2 million based on the closing sales price of the registrant’s Common Stock on that date, as reported on the NASDAQ Global Select Market.

The number of shares of the registrant’s Common Stock outstanding as of May 27, 2014 was 20,189,440.

DOCUMENTS INCORPORATED BY REFERENCE

Information to be set forth in our Proxy Statement relating to our 2014 Annual Meeting of Stockholders to be held on July 25, 2014 is incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this report.

PETMED EXPRESS, INC.

2014 Annual Report on Form 10-K

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

Our Products

We offer a broad selection of products for dogs and cats.  Our current product line contains approximately 3000 SKUS of the most popular pet medications, health products, and supplies.  These products include a majority of the well-known brands of medication, such as Frontline Plus®, K9 Advantix® II, Advantage® II, Heartgard Plus®, Sentinel®, Revolution®, and Rimadyl®.  Generally, our prices are competitive with the prices for medications charged by veterinarians and retailers.  In March 2010, we started offering for sale additional pet supplies on our website, which are drop shipped to our customers by third parties.  These pet supplies include: food, beds, crates, stairs, strollers, and other popular pet supplies.

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

Sales

The following table provides a breakdown of the percentage of our total sales by each category during the indicated periods:
	Year Ended March 31,
	2014	2013	2012

Non-prescription medications and supplies	55%	59%	59%
Prescription medications	44%	40%	40%
Shipping and handling charges and other	1%	1%	1%
Total	100%	100%	100%

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

Internet

We seek to combine our product selection and pet health information with the shopping ease of the Internet to deliver a convenient and personalized shopping experience.  Our website offers health and nutritional product selections for dogs and cats, and relevant editorial and easily obtainable or retrievable resource information.  From our home page, customers can search our website for products and access resources on a variety of information on dogs and cats.  Customers can shop at our website by category, product line, individual product, or symptom.  We attracted approximately 27 million visitors to our website during fiscal 2014, approximately 10% of those visitors placed an order, and our website generated approximately 79% of our total sales for the same time period.  On our website pet owners have access to health information covering pets’ behavior and illnesses, and natural and pharmaceutical remedies specifically for a pet’s problem.  The pet education content on our main website is periodically updated with the latest research for pet owners.

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

Our Customers

Approximately 2.6 million customers have purchased from us within the last two years.  We attracted approximately 597,000 and 630,000 new customers in fiscal 2014 and 2013, respectively.  Our customers are located throughout the United States, with approximately 50% of customers residing in California, Florida, New York, Texas, Pennsylvania, Virginia, North Carolina, and New Jersey.  Our primary focus has been on retail customers and the average purchase was approximately $75 for fiscal 2014 compared to $73 for fiscal 2013.

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

Operations

Order Processing

Our website allows customers to easily browse and purchase all of our products online.  Our website is designed to be fast, secure, and easy to use with order and shipping confirmations, and with online order tracking capabilities.  We provide our customers with toll-free telephone access to our customer care representatives.  Our call center generally operates from 8:00 AM to 11:00 PM, Monday through Thursday, 8:00 AM to 9:00 PM on Friday, 9:00 AM to 6:00 PM on Saturday, and 10:00 AM to 5:00 PM on Sunday, Eastern Time.  The process of customers purchasing products from 1-800-PetMeds consists of a few simple steps.  A customer first places a call to our toll-free telephone number or visits our website.  The following information is needed to process prescription orders: pet information, prescription information, and the veterinarian’s name and phone number.  This information is entered into our computer system.  Then our pharmacists and pharmacy technicians verify all prescriptions.  The order process system checks for the verification for prescription medication orders and a valid payment method for all orders.  An invoice is generated and printed in our fulfillment center, where items are picked, and then shipped via United States Postal Service, Federal Express, or UPS.  Our customers enjoy the convenience of rapid home delivery, with approximately 79% of all orders being shipped within 24 hours of ordering.

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

Purchasing

We purchase our products from a variety of sources, including certain manufacturers, domestic distributors, and wholesalers.  There were five suppliers from whom we purchased approximately 50% of all products in fiscal 2014.  We purchase the majority of the health and nutritional supplements directly from manufacturers.  We believe having strong relationships with product manufacturers will ensure the availability of an adequate volume of products ordered by our customers, and will enable us to provide more and better product information.  Historically, substantially all the major manufacturers of prescription and non-prescription medications have declined to sell these products to direct marketing companies, such as our Company.  (See Risk Factors.)  Part of our growth strategy includes developing direct relationships with the leading pharmaceutical manufacturers of the more popular prescription and non-prescription medications.

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

According to the American Pet Products Manufacturers Association, pet spending in the United States increased 4.5% to $55.7 billion in 2013.  Pet supplies and medications represented $13.1 billion, or 24% of the total spending on pets in the United States.  The pet medication market that we participate in is estimated to be approximately $4.0 billion, with veterinarians having the majority of the market share.  The dog and cat population is approximately 179 million, with approximately 68% of all households having a pet.

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

Intellectual Property

We conduct our business under the trade name “1-800-PetMeds” and use a family of trade names all containing the term “PetMeds” or “PetMed” in some form.   We believe the “1-800-PetMeds” trade name, which is also our toll-free telephone number, and the “PetMeds” family of trademarks, have added significant value and are an important factor in the marketing of our products. We have also obtained the right to use and control the Internet addresses www.1800petmeds.com, www.1888petmeds.com, www.petmedexpress.com, www.petmed.com, and www.petmeds.com.   We do not expect to lose the ability to use the Internet addresses; however, there can be no assurance in this regard and the loss of these addresses may have a material adverse effect on our financial position and results of operations.  We are the exclusive owners of United States Trademark Registrations for “PetMed Express and Design®,” “1888PetMeds and Design®,” “1-800-PetMeds and Design®,” 1-800-PetMeds®,” and “PetMeds®.”

Government Regulation

Dispensing prescription medications is governed at the state level by Boards of Pharmacy, or similar regulatory agencies, of each state where prescription medications are dispensed.  We are subject to regulation by the State of Florida and are licensed as a community pharmacy by the Florida Board of Pharmacy.  Our current license is valid until February 28, 2015, and prior to that date a renewal application will be submitted to the Board of Pharmacy.  Our pharmacy practice is also licensed and/or regulated by 49 other state pharmacy boards and, with respect to our products, by other regulatory authorities including, but not necessarily limited to, the United States Food and Drug Administration (“FDA”) and the United States Environmental Protection Agency.  As a licensed pharmacy in the State of Florida, we are subject to the Florida Pharmacy Act and regulations promulgated thereunder.  To the extent that we are unable to maintain our license as a community pharmacy with the Florida Board of Pharmacy, or if we do not maintain the licenses granted by other state pharmacy boards, or if we become subject to actions by the FDA, or other enforcement regulators, our distribution of prescription medications to pet owners could cease, which could have a material adverse effect on our financial condition and results of operations.

Employees

We currently have 190 full time employees, including: 110 in customer care and marketing; 31 in fulfillment and purchasing; 38 in our pharmacy; 3 in information technology; 3 in administrative positions; and 5 in management.  None of our employees are represented by a labor union, or governed by any collective bargaining agreements.  We consider relations with our employees to be satisfactory.

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

Since we began our operations some veterinarians have resisted providing our customers with a copy of their pet’s prescription or authorizing the prescription to our pharmacy staff, thereby effectively preventing us from filling such prescriptions under state law.  We have also been informed by customers and consumers that veterinarians have tried to discourage pet owners from purchasing from internet mail-order pharmacies.  Sales of prescription medications represented approximately 44% of our sales for the fiscal year.  Although veterinarians in some states are required by law to provide a pet owner with a prescription if medically appropriate, if the number of veterinarians who refuse to authorize prescriptions should increase, or if veterinarians are successful in discouraging pet owners from purchasing from internet mail-order pharmacies, our sales could decrease and our financial condition and results of operations may be materially adversely affected.

Significant portions of our sales are made to residents of eight states.  If we should lose our pharmacy license in one or more of these states, our financial condition and results of operations would be materially adversely affected.

While we ship pet medications to customers in all 50 states, approximately 50% of our sales for the fiscal year ended March 31, 2014 were made to customers located in the states of California, Florida, New York, Texas, Pennsylvania, Virginia, North Carolina, and New Jersey.   If for any reason our license to operate a pharmacy in one or more of those states should be suspended or revoked, or if it is not granted or renewed, our ability to sell prescription medications to residents of those states would cease and our financial condition and results of operations in future periods would be materially adversely affected.

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

Because our operating results are difficult to predict, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.  The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm, and flea and tick medications.  For the quarters ended June 30, 2013, September 30, 2013, December 31, 2013, and March 31, 2014, Company sales were 32%, 26%, 21%, and 21%, respectively.  In addition to the seasonality of our sales, our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, including weather, many of which are out of our control.  Any change in one or more of these factors could materially adversely affect our financial condition and results of operations in future periods.

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

The EPA has taken a series of actions to increase the safety of spot-on pesticide products for flea and tick control for cats and dogs.  In 2008 the EPA received complaints about certain “spot-on” pest prevention products, including some flea and tick control products that the Company currently sells.  The complaints reported adverse reactions ranging from mild effects such as skin irritations to more serious effects such as seizures and, in some cases, death of the pet.  Since that time, the EPA received additional information from the pet spot-on pesticide registrants and others and began an intensive evaluation of these products. Among immediate actions that the EPA is going to pursue are: requiring manufacturers of spot-on pesticide products to improve labeling, making instructions clearer to prevent product misuse; requiring more precise label instructions to ensure proper dosage per pet weight; requiring clear markings to differentiate between dog and cat products, and disallowing similar brand names for dog and cat products. There can be no assurances that this action or future actions by the EPA will not adversely affect our future sales and profits.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

Our facilities, including our principal executive offices, are located at 1441 S.W. 29th Avenue and 2900 Gateway Drive, Pompano Beach, Florida 33069.  The Company leases its 65,300 square foot executive offices, warehouse facility and customer service and pharmacy contact centers under a non-cancelable operating lease, through May 31, 2015.  On April 30, 2014, the Company entered into a seventh amendment of its operating lease to extend its existing lease until December 1, 2016.  The Company is responsible for certain maintenance costs, taxes, and insurance under this lease.  The future minimum annual lease payments are as follows: $794,000 for fiscal 2015, $796,000 for fiscal 2016, and $585,000 for fiscal 2017, for a lease payment total of $2.2 million.  Rent expense was $785,000, $767,000, and $745,000 for the fiscal years ended March 31, 2014, 2013 and 2012, respectively.  We believe that our facilities are sufficient for our current needs and are in good condition in all material respects.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “PETS.”  The prices set forth below reflect the range of high and low closing sale prices per share in each of the quarters of fiscal 2014 and 2013 as reported by the NASDAQ.

Fiscal 2014:	High	Low
First Quarter	$13.73	$12.37
Second Quarter	$17.17	$12.82
Third Quarter	$16.94	$14.58
Fourth Quarter	$16.65	$12.62

Fiscal 2013:	High	Low
First Quarter	$13.76	$11.07
Second Quarter	$12.35	$9.36
Third Quarter	$12.39	$9.95
Fourth Quarter	$14.37	$11.09

There were 83 holders of record of our common stock at May 27, 2014, and approximately 18,000 of our holders are “street name” or beneficial holders, whose shares are held by banks, brokers, or other financial institutions.

During fiscal 2013 and 2014, our Board of Directors declared the following dividends:

	Per Share		Total Amount
Declaration Date	Dividend	Record Date	(In thousands)	Payment Date

May 7, 2012	$0.150	May 14, 2012	$3,050	May 25, 2012
July 30, 2012	$0.150	August 13, 2012	$3,049	August 24, 2012
October 29, 2012	$0.150	November 9, 2012	$3,001	November 23, 2012
December 3, 2012	$1.000	December 14, 2012	$20,001	December 24, 2012
January 28, 2013	$0.150	February 8, 2013	$3,000	February 22, 2013

May 3, 2013	$0.150	May 15, 2013	$3,016	May 24, 2013
July 26, 2013	$0.170	August 12, 2013	$3,433	August 23, 2013
October 28, 2013	$0.170	November 8, 2013	$3,432	November 22, 2013
January 30, 2014	$0.170	February 12, 2014	$3,432	February 21, 2014

On May 5, 2014, the Company’s Board of Directors declared a quarterly dividend of $0.17 per share on its common stock.  The $3.4 million dividend was paid on May 23, 2014, to shareholders of record at the close of business on May 16, 2014.  The Company intends to continue to pay regular quarterly dividends; however the declaration and payment of future dividends is discretionary and will be subject to a determination by the Board of Directors each quarter following its review of the Company’s financial performance.

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

During fiscal 2014 the Company did not repurchase any shares, and as of March 31, 2014, the Company had approximately $10.2 million remaining under the Company’s share repurchase plan.  During fiscal 2013 the Company repurchased approximately 397,000 shares of the Company’s outstanding common stock for approximately $3.9 million, averaging approximately $9.74 per share.  All shares repurchased in fiscal 2013 were subsequently retired.  Since the inception of the share repurchase plan, approximately 5.6 million shares have been repurchased under the plan for approximately $69.8 million, averaging approximately $12.54 per share.

Performance Graph

Set forth below is a line graph comparing the five year cumulative performance of our Common Stock with the Standard & Poor’s Composite-500 Stock Index (the “S&P 500”), the Nasdaq Composite, and the Russell 2000, from March 31, 2009 to March 31, 2014.  The graph assumes that $100 was invested on March 31, 2009 in each of our Common Stock, the S&P 500, the Nasdaq Composite, and the Russell 2000.  Because we have historically paid dividends on a quarterly basis, the graph assumes that dividends were reinvested.  The performance graph and related information below shall not be deemed “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Performance graph data:

	Fiscal Year Ended March 31,
	2009	2010	2011	2012	2013	2014
Nasdaq Composite	100.00	158.29	185.49	210.25	218.09	285.76
S&P 500	100.00	149.77	173.20	187.99	214.24	261.06
Russell 2000	100.00	162.77	204.75	204.37	237.69	296.87
PetMed Express, Inc.	100.00	136.80	100.65	82.40	102.52	107.36

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2006 Employee Equity Compensation Restricted Stock Plan and 2006 Outside Director Equity Compensation Restricted Stock Plan as of March 31, 2014:

EQUITY COMPENSATION PLAN INFORMATION
(In thousands, except for per share amounts)

	Number of securities		Number of securities
	to be issued upon	Weighted average	remaining available
	exercise of outstanding	exercise price of	for future issuance
	options, warrants	outstanding options,	under equity
Plan category	and rights	warrants and rights	compensation plans

2006 Employee Restricted Stock Plan	732	-	478

2006 Director Restricted Stock Plan	212	-	272

Total	944		750

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and notes thereto, and other financial information included elsewhere in this Annual Report on Form 10-K.  The Consolidated Statements of Income data set forth below for the fiscal years ended March 31, 2014, 2013, and 2012 and the Consolidated Balance Sheet data as of March 31, 2014 and 2013 have been derived from our audited Consolidated Financial Statements which are included elsewhere in this Annual Report on Form 10-K.  The Consolidated Statements of Income data set forth below for the fiscal years ended March 31, 2011 and 2010 and the Consolidated Balance Sheet data as of March 31, 2012, 2011 and 2010 have been derived from our audited Consolidated Financial Statements which are not included in this Annual Report on Form 10-K.

CONSOLIDATED STATEMENTS OF INCOME DATA
(In thousands, except for per share amounts)

	Fiscal Year Ended March 31,
	2014	2013	2012	2011	2010

Sales	$233,391	$227,829	$238,250	$231,642	$238,266
Cost of sales	155,774	150,708	158,085	147,686	146,405
Gross profit	77,617	77,121	80,165	83,956	91,861
Operating expenses	49,399	50,116	54,143	50,932	51,319
Net income	17,972	17,165	16,659	20,871	26,002
Net income per common share:
Basic	0.90	0.86	0.81	0.93	1.15
Diluted	0.90	0.86	0.80	0.92	1.14
Weighted average number of
common shares outstanding:
Basic	19,901	19,926	20,613	22,514	22,617
Diluted	20,043	20,049	20,708	22,643	22,746
Cash dividends declared per
common share	0.660	1.600	0.525	0.475	0.300

CONSOLIDATED BALANCE SHEET DATA (In thousands)

	March 31,
	2014	2013	2012	2011	2010

Working capital	$66,116	$59,760	$78,216	$80,643	$79,412
Total assets	78,375	73,179	91,064	106,287	104,170
Total liabilities	8,158	9,165	9,883	9,282	7,313
Shareholders’ equity	70,217	64,014	81,181	97,005	96,857

NON FINANCIAL DATA (UNAUDITED)
(In thousands)

	March 31,
	2014	2013	2012	2011	2010

New customers acquired	597	630	722	645	815
Total accumulated customers (1)	8,057	7,460	6,830	6,108	5,463

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

The Company markets its products through national television, online, and direct mail/print advertising campaigns which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases.  Approximately 79% of all sales were generated via the Internet in fiscal 2014, compared to 77% in fiscal 2013.  The Company’s sales consist of products sold mainly to retail consumers.  The twelve-month average purchase was approximately $75 and $73 per order for the fiscal years ended March 31, 2014 and 2013, respectively.

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

Revenue recognition

The Company generates revenue by selling pet medication products and pet supplies primarily to retail consumers.  The Company’s policy is to recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the customer.  Outbound shipping and handling fees are included in sales and are billed upon shipment.  Shipping expenses are included in cost of sales.  The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days.  Credit card sales minimize accounts receivable balances relative to sales.  The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks.  The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends.  The allowance for doubtful accounts was approximately $7,000 at March 31, 2014, compared to $5,000 at March 31, 2013.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method.  The Company writes down its inventory for estimated obsolescence.  The inventory reserve was approximately $90,000 and $79,000 as of March 31, 2014 and 2013, respectively.

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

Results of Operations

The following should be read in conjunction with the Company’s Consolidated Financial Statements and the related notes thereto included elsewhere herein.  The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Consolidated Statements of Comprehensive Income:

	Fiscal Year Ended March 31,

	2014	2013	2012

Sales	100.0%	100.0%	100.0%
Cost of sales	66.7	66.1	66.3

Gross profit	33.3	33.9	33.7

Operating expenses:
General and administrative	9.2	9.5	9.4
Advertising	11.6	12.0	12.8
Depreciation	0.4	0.5	0.6
Total operating expenses	21.2	22.0	22.8

Income from operations	12.1	11.9	10.9

Total other income	0.1	0.1	0.2

Income before provision for income taxes	12.2	12.0	11.1

Provision for income taxes	4.5	4.5	4.1

Net income	7.7%	7.5%	7.0%

Fiscal 2014 Compared to Fiscal 2013

Sales

Sales increased by approximately $5.6 million, or 2.4%, to approximately $233.4 million for the fiscal year ended March 31, 2014, from approximately $227.8 million for the fiscal year ended March 31, 2013.  The increase in sales for the fiscal year ended March 31, 2014 can be attributed to increased reorder sales, offset by a reduction to new order sales.  Our sales increase was also due to an increase in the average order size during the year.  The Company acquired approximately 597,000 new customers for the year ended March 31, 2014, compared to approximately 630,000 new customers for the same period the prior year.

The following chart illustrates sales by various sales classifications:

Sales (In thousands)	2014	%	2013	%	$ Variance	% Variance

Reorder Sales	$191,205	81.9%	$184,814	81.1%	$6,391	3.5%
New Order Sales	$42,186	18.1%	$43,015	18.9%	$(829)	-1.9%
Total Net Sales	$233,391	100.0%	$227,829	100.0%	$5,562	2.4%
Internet Sales	$184,356	79.0%	$175,984	77.2%	$8,372	4.8%
Contact Center Sales	$49,035	21.0%	$51,845	22.8%	$(2,810)	-5.4%
Total Net Sales	$233,391	100.0%	$227,829	100.0%	$5,562	2.4%

Future sales may be adversely affected due to increased competition and consumers giving more consideration to price.  No guarantees can be made that sales will grow in the future.  The majority of our product sales were affected by the seasons, due to the seasonality of mainly heartworm, and flea and tick medications.  For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2014, the Company’s sales were approximately 32%, 26%, 21%, and 21%, respectively.  For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2013, the Company’s sales were approximately 30%, 26%, 22%, and 22%, respectively.  Sales in the March quarter of fiscal 2014 were negatively impacted by the colder-than-normal weather.

Cost of sales

Cost of sales increased by $5.1 million, or 3.4%, to $155.8 million for the fiscal year ended March 31, 2014, from $150.7 million for the fiscal year ended March 31, 2013.  The increase in cost of sales is directly related to increased sales.  As a percentage of sales, cost of sales was 66.7% in fiscal 2014, as compared to 66.1% in fiscal 2013.  The cost of sales percentage increase can be mainly attributed to an increase in product costs and an increase in promotional discounts.

Gross profit

Gross profit increased by $496,000, to $77.6 million for the fiscal year ended March 31, 2014, from $77.1 million for the fiscal year ended March 31, 2013.  Gross profit as a percentage of sales for fiscal 2014 was 33.3% compared to 33.9%, for fiscal 2013.  The gross profit percentage decrease can be mainly attributed to an increase in product costs and an increase in promotional discounts.

General and administrative expenses

General and administrative expenses decreased by $240,000, or 1.1%, to $21.4 million for the fiscal year ended March 31, 2014 from $21.6 million for the fiscal year ended March 31, 2013.  The decrease in general and administrative expenses for the fiscal year ended March 31, 2014 was primarily due to the following: a $331,000 reduction in payroll expense primarily related to a reduction in stock based compensation; a $67,000 decrease in office expenses; a $37,000 decrease in licenses and fees; and a $36,000 decrease in telephone expenses.  Offsetting the decrease was a $155,000 increase in bank service fees due to increased sales; a $40,000 increase in bad debt expense; and a $36,000 net increase in other expenses including professional fees and travel expense.  General and administrative expenses as a percentage of sales was 9.2% compared to 9.5% for the fiscal years ended March 31, 2014 and 2013, respectively.  The decrease in general and administrative expenses as a percentage of sales can mainly be attributed to an increase in sales in fiscal 2014.

Advertising expenses

Advertising expenses decreased by approximately $253,000 to approximately $27.2 million for the year ended March 31, 2014, from approximately $27.4 million for the year ended March 31, 2013.  The decrease in advertising expenses for fiscal 2014 can be attributed to a reduction in print advertising.  The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $46 for the fiscal year ended March 31, 2014, compared to $44 for the fiscal year ended March 31, 2013.

Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, increased advertising spending, and price competition.  Historically, the advertising environment fluctuates due to supply and demand.  A more favorable advertising environment may positively impact future new order sales, whereas a less favorable advertising environment may negatively impact future new order sales.  As a percentage of sales, advertising expense was 11.6 % and 12.0% for the fiscal years ended March 31, 2014 and 2013, respectively.  The decrease in advertising expense as a percentage of total sales for the fiscal year ended March 31, 2014 can be attributed to increased sales and a reduction in advertising expense.  The Company currently anticipates advertising as a percentage of sales to be approximately 12% for fiscal 2015.  However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.  For the fiscal year ended March 31, 2014, quarterly advertising expenses as a percentage of sales ranged between 9% and 14%.

Depreciation

Depreciation decreased by approximately $224,000, to approximately $867,000 for the year ended March 31, 2014, from approximately $1.1 million for the year ended March 31, 2013.  This decrease to depreciation for the year ended March 31, 2014 can be attributed to a reduction in new property and equipment additions, and an increase in fully depreciated fixed assets.

Other income

Other income decreased by approximately $120,000, to approximately $181,000 for the year ended March 31, 2014 from approximately $301,000 for the year ended March 31, 2013.  The decrease to other income for the year ended March 31, 2014 can be attributed to decreased interest income.  Interest income may decrease in the future as the Company utilizes its cash balances on its share repurchase plan, with approximately $10.2 million remaining as of March 31, 2014, on any quarterly dividend payment, or on its operating activities.

Provision for income taxes

For the fiscal years ended March 31, 2014 and 2013, the Company recorded an income tax provision for approximately $10.4 million and $10.1 million, respectively.  The effective tax rate for the fiscal years ended March 31, 2014 and 2013 were 36.7% and 37.1%, respectively.  The effective tax rate decrease for the fiscal year ended March 31, 2014, was due to a one-time benefit related to a fiscal 2013 income tax over-accrual, which was recognized in fiscal 2014, compared to a one-time charge related to a fiscal 2012 income tax under-accrual, which was recognized in fiscal 2013.  The Company estimates its effective tax rate will be approximately 37.0% for fiscal 2015.

Net income

Net income increased by approximately $807,000, or 4.7%, to approximately $18.0 million for the fiscal year ended March 31, 2014 from approximately $17.2 million for the fiscal year ended March 31, 2013.  The increase was primarily due to an increase in sales and a decrease in operating expenses in fiscal 2014.

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

Net income

Net income increased by approximately $506,000, or 3.0%, to approximately $17.2 million for the fiscal year ended March 31, 2013 from approximately $16.7 million for the fiscal year ended March 31, 2012.  The increase was primarily due to a decrease in operating expenses offset by a decrease in gross profit in fiscal 2013.

Liquidity and Capital Resources

The Company’s working capital at March 31, 2014 and 2013 was approximately $66.1 million and approximately $59.8 million, respectively.  The $6.3 million increase in working capital was primarily attributable to cash flow generated from operations, offset by dividends paid.  Net cash provided by operating activities was $13.5 million and $13.3 million for the fiscal years ended March 31, 2014 and 2013, respectively.  Net cash used in investing activities was $129,000 and $5.8 million for the years ended March 31, 2014 and 2013, respectively.  This change can be mainly attributed to the purchasing of the Company’s short term investments during fiscal 2013, compared to no investments purchased during fiscal 2014.  Net cash used in financing activities was $13.2 million and $36.1 million for the years ended March 31, 2014 and 2013, respectively.  This change was primarily due to the Company paying $32.0 million in dividends in fiscal 2013, compared to $13.3 million in dividends in fiscal 2014.  This change was also due to the Company repurchasing approximately 397,000 shares of its common stock for approximately $3.9 million in fiscal 2013, compared to no stock repurchases in fiscal 2014.  As of March 31, 2014 the Company had approximately $10.2 million remaining under the Company’s share repurchase plan.

Subsequent to March 31, 2014, the Company’s Board of Directors declared a $0.17 per share dividend on May 5, 2014.  The Board established a May 16, 2014 record date and a May 23, 2014 payment date.  Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan, on quarterly dividends, or on its operating activities.

As of both March 31, 2014 and 2013 the Company had no outstanding lease commitments except for the lease for its 65,300 square foot facility.  We are not currently bound by any long or short term agreements for the purchase or lease of capital expenditures.  Any material amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any increase in our business.  To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future.  Presently, we have approximately $2.8 million forecasted for capital expenditures in fiscal 2015 which will be funded through cash from operations.  The Company’s primary source of working capital is cash from operations.  The Company presently has no need for alternative sources of working capital, and has no commitments or plans to obtain additional capital.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2014.

Contractual Obligations and Commitments (In thousands)

		Less than			More than
	Total	1 year	1-2 years	3-5 Years	5 years

Property lease	$2,175	$794	$796	$585	$-
Executive employment contract	$1,100	$550	$550	$-	$-

Total obligations	$3,275	$1,344	$1,346	$585	$-

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices.  Our financial instruments include cash and cash equivalents, short term investments, accounts receivable, and accounts payable.  The book values of cash equivalents, short term investments, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments.  Interest rates affect our return on excess cash and investments.  As of March 31, 2014, we had $18.3 million in cash and cash equivalents and $15.5 million in short term investments.  A majority of our cash and cash equivalents and investments generates interest income based on prevailing interest rates.

A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments.  It would also impact the market value of our investments.  Our investments are subject to market risk, primarily interest rate and credit risk.  Our investments are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors.  Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our investments to high-quality debt instruments with both short and long term maturities.  We do not hold any derivative financial instruments that could expose us to significant market risk.  At March 31, 2014, we had no debt obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  PETMED EXPRESS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
PetMed Express, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of PetMed Express, Inc. and subsidiaries as of March 31, 2014 and 2013, and the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PetMed Express, Inc. and subsidiaries as of March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PetMed Express, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated May 27, 2014 expressed an unqualified opinion on the effectiveness of PetMed Express, Inc. and subsidiaries’ internal control over financial reporting.

/s/ McGladrey LLP
McGladrey LLP

Fort Lauderdale, Florida
May 27, 2014

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	March 31,
	2014	2013
ASSETS

Current assets:
Cash and cash equivalents	$18,305	$18,155
Short term investments - available for sale	15,539	15,490
Accounts receivable, less allowance for doubtful accounts of $7 and $5, respectively	1,761	1,439
Inventories - finished goods	35,727	31,601
Prepaid expenses and other current assets	1,761	1,090
Deferred tax assets	1,062	982
Prepaid income taxes	54	-
Total current assets	74,209	68,757

Nonurrent assets:
Prepaid expenses	1,996	1,430
Property and equipment, net	1,310	2,132
Intangible assets	860	860

Total assets	$78,375	$73,179

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,768	$6,454
Accrued expenses and other current liabilities	2,325	2,381
Income taxes payable	-	162
Total current liabilities	8,093	8,997

Deferred tax liabilities	65	168

Total liabilities:	8,158	9,165

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.001 par value, 5,000 shares authorized; 3 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized; 20,190 and 21,109 shares issued and outstanding, respectively	20	20
Additional paid-in capital	1,578	-
Retained earnings	68,647	63,987
Accumulated other comprehensive loss	(37)	(2)

Total shareholders’ equity	70,217	64,014

Total liabilities and shareholders’ equity	$78,375	$73,179

See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except for per share amounts)

	Year Ended March 31,
	2014	2013	2012

Sales	$233,391	$227,829	$238,250
Cost of sales	155,774	150,708	158,085

Gross profit	77,617	77,121	80,165

Operating expenses:
General and administrative	21,352	21,592	22,363
Advertising	27,180	27,433	30,369
Depreciation	867	1,091	1,411
Total operating expenses	49,399	50,116	54,143

Income from operations	28,218	27,005	26,022

Other income (expense):
Interest income, net	185	306	288
Other, net	(4)	(5)	61
Total other income	181	301	349

Income before provision for income taxes	28,399	27,306	26,371

Provision for income taxes	10,427	10,141	9,712

Net income	$17,972	$17,165	$16,659

Net change in unrealized gain (loss) on short and long term investments	(35)	(46)	185

Comprehensive income	$17,937	$17,119	$16,844

Net income per common share:
Basic	$0.90	$0.86	$0.81
Diluted	$0.90	$0.86	$0.80

Weighted average number of common shares outstanding:
Basic	19,901	19,926	20,613
Diluted	20,043	20,049	20,708

Cash dividends declared per common share	$0.66	$1.60	$0.53

See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Fiscal years ended March 31, 2012, March 31, 2013, and March 31, 2014
(In thousands)

	Convertible		Common		Additional		Other
	Preferred Stock		Stock		Paid-In	Retained	Comprehensive
	Shares	Amounts	Shares	Amounts	Capital	Earnings	Gain (Loss)	Total

Balance, March 31, 2011	3	$9	22,331	$22	$-	$97,115	$(141)	$97,005

Issuance of restricted stock, net	-	-	91	-	-	-	-	-

Share based compensation	-	-	-	-	2,246	-	-	2,246

Dividends declared	-	-	-	-	-	(10,989)	-	(10,989)

Repurchased and retired shares	-	-	(2,084)	(2)	(23,683)	-	-	(23,685)

Deferred tax adjustment related to resticted stock	-	-	-	-	(240)	-	-	(240)

Allocation of retirement of repurchased shares of additional paid in capital and retained earnings	-	-	-	-	21,677	(21,677)	-	-

Net income	-	-	-	-	-	16,659	16,659	16,659

Other comprehensive gain:
Net Change in unrealized gain on short and long term investments							185	185

Total comprehensive income							$16,844	-

Balance, March 31, 2012	3	9	20,338	20	-	81,108	44	81,181

Issuance of restricted stock, net	-	-	168	-	-	-	-	-

Share based compensation	-	-	-	-	1,943	-	-	1,943

Dividends declared	-	-	-	-	-	(32,080)	-	(32,080)

Repurchased and retired shares	-	-	(397)	-	(3,865)	-	-	(3,865)

Deferred tax adjustment related to resticted stock	-	-	-	-	(284)	-	-	(284)

Allocation of retirement of repurchased shares of additional paid in capital and retained earnings	-	-	-	-	2,206	(2,206)	-	-

Net income	-	-	-	-	-	17,165	17,165	17,165

Other comprehensive loss:
Net Change in unrealized loss on short term investments							(46)	(46)

Total comprehensive income							$17,119	-

Balance, March 31, 2013	3	9	20,109	20	-	63,987	(2)	64,014

Issuance of restricted stock, net	-	-	81	-	-	-	-	-

Share based compensation	-	-	-	-	1,479	-	-	1,479

Dividends declared	-	-	-	-	-	(13,312)	-	(13,312)

Deferred tax adjustment related to resticted stock	-	-	-	-	99	-	-	99

Net income	-	-	-	-	-	17,972	17,972	17,972

Other comprehensive loss:
Net Change in unrealized loss on short term investments							(35)	(35)

Total comprehensive income							$17,937	-

Balance, March 31, 2014	3	$9	20,190	$20	$1,578	$68,647	$(37)	$70,217

See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	March 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$17,972	$17,165	$16,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	867	1,091	1,411
Share based compensation	1,479	1,943	2,246
Deferred income taxes	(183)	(76)	(56)
Bad debt expense	95	56	47
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Accounts receivable	(417)	77	366
Inventories - finished goods	(4,126)	(5,384)	(1,077)
Prepaid income taxes	(54)	199	465
Prepaid expenses and other current assets	(1,237)	(1,279)	(205)
Accounts payable	(686)	(165)	297
Accrued expenses and other current liabilities	(42)	(499)	238
Income taxes payable	(162)	162	-
Net cash provided by operating activities	13,506	13,290	20,391

Cash flows from investing activities:
Net change in investments	(84)	(5,189)	12,344
Purchases of property and equipment	(45)	(626)	(705)
Net cash provided by (used in) investing activities	(129)	(5,815)	11,639

Cash flows from financing activities:
Dividends paid	(13,326)	(31,972)	(10,964)
Purchases of treasury stock	-	(3,865)	(23,685)
Tax adjustment related to stock compensation	99	(284)	(240)
Net cash used in financing activities	(13,227)	(36,121)	(34,889)

Net increase (decrease) in cash and cash equivalents	150	(28,646)	(2,859)
Cash and cash equivalents, at beginning of year	18,155	46,801	49,660

Cash and cash equivalents, at end of year	$18,305	$18,155	$46,801

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$10,727	$10,140	$9,543

Retirement of treasury stock	$-	$3,865	$23,685

Dividends payable in accrued expenses	$262	$276	$168

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)           Summary of Significant Accounting Policies

Organization

PetMed Express, Inc. and subsidiaries, d/b/a 1-800-PetMeds (the “Company”), is a leading nationwide pet pharmacy.  The Company markets prescription and non-prescription pet medications, health products, and supplies for dogs and cats, direct to the consumer.  The Company markets its products through national television, online, and direct mail/print advertising campaigns, which aim to increase the recognition of the “1-800-PetMeds” brand name and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases.  The majority of all of the Company’s sales are to residents in the United States.  The Company’s executive offices are located in Pompano Beach, Florida.  The Company’s fiscal year end is March 31, and references herein to fiscal 2014, 2013, or 2012 refer to the Company’s fiscal years ended March 31, 2014, 2013, and 2012, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany transactions have been eliminated in consolidation.

Revenue Recognition

The Company generates revenue by selling pet medication products and pet supplies mainly to retail consumers.  The Company’s policy is to recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the customer.  Outbound shipping and handling fees are included in sales and are billed upon shipment.  Shipping expenses are included in cost of sales.  The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days.  Credit card sales minimize the accounts receivable balances relative to sales.  The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from the customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks.  The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends.  At March 31, 2014 and 2013, the allowance for doubtful accounts was approximately $7,000 and $5,000, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.  Cash and cash equivalents at March 31, 2014 and 2013 consisted of the Company’s cash accounts and money market accounts with a maturity of three months or less.  The carrying amount of cash equivalents approximates fair value.  The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.

Short Term Investments

The Company’s short term investments balance consists of short term bond mutual funds.  In accordance with ASC Topic 320 (“Accounting for Certain Investments in Debt and Equity Securities”), short term investments are accounted for as available for sale securities with any changes in fair value to be reflected in other comprehensive income (loss).  The Company had a short term investments balance of $15.5 million as of both March 31, 2014 and March 31, 2013.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)           Summary of Significant Accounting Policies (Continued)

Inventories

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method.  The Company writes down its inventory for estimated obsolescence.  The inventory reserve was approximately $90,000 and $79,000 at March 31, 2014 and 2013, respectively.

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

Intangible Assets

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

Business Concentrations

The Company purchases its products from a variety of sources, including certain manufacturers, domestic distributors, and wholesalers.  We have multiple suppliers for each of our products to obtain the lowest cost.  There were five suppliers from whom we purchased approximately 50% of all products in both fiscal 2014 and 2013.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)           Summary of Significant Accounting Policies (Continued)

Comprehensive Income

The Company applies ASC Topic 220 (“Reporting Comprehensive Income”) which requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities.  At March 31, 2014 and 2013 the Company recorded an unrealized loss of $35,000 and $46,000 on its short term investments, respectively.  At March 31, 2012 the Company recorded an unrealized gain of $75,000 on its short term investments.  At March 31, 2012 the Company also recognized an unrealized recovery of $110,000, within accumulated other comprehensive income, based upon receiving full par value of its long term investments.

The following is a summary of our comprehensive income (in thousands):

	March 31,
	2014	2013	2012

Net income	$17,972	$17,165	$16,659
Net change in unrealized gain (loss) on short term investments	(35)	(46)	75
Redemptions on long term investments	-	-	110
Comprehensive income	$17,937	$17,119	$16,844

Income Taxes

The Company accounts for income taxes under the provisions of ASC Topic 740 (“Accounting for Income Taxes”) which generally requires the recognition of deferred tax assets and liabilities for the expected future tax benefits or consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting carrying values and the tax bases of assets and liabilities, and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse.  The Company adopted the provisions of ASC Topic 740 (“Accounting for Uncertainty in Income Taxes”, in the first quarter of fiscal 2008.  As required by “Accounting for Uncertainty in Income Taxes” guidance, which clarifies ASC Topic 740, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the Consolidated Financial Statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  At the adoption date, the Company applied “Accounting for Uncertainty in Income Taxes” guidance to all tax positions for which the statute of limitations remained open.  The Company files tax returns in the U.S. federal jurisdiction and Florida and Georgia.  With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years ending March 31, 2008.  Upon implementing “Accounting for Uncertainty in Income Taxes” guidance, the Company did not recognize any additional liabilities for unrecognized tax positions.  The adoption of “Accounting for Uncertainty in Income Taxes” guidance had no material impact on the Company’s consolidated financial position, results of operations, or cash flows in fiscal 2014.  Any interest and penalties related to income taxes will be recorded to other income (expenses).

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the fiscal 2014 presentation.  These reclassifications had no impact on net income, shareholders’ equity or cash flows as previously reported.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company’s cash equivalents and short term investments are classified within Level 1.  Assets and liabilities measured at fair value are summarized below (in thousands):

		Fair Value Measurement at March 31, 2014 Using
	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and Cash equivalents - money market funds	$18,305	$18,305	$-	$-
Short term investments -bond mutual funds	15,539	15,539	-	-

	$33,844	$33,844	$-	$-

(3)           Property and Equipment

Major classifications of property and equipment consist of the following (in thousands):

	March 31,
	2014	2013
Leasehold improvements	$1,124	$1,116
Computer software	2,749	2,735
Furniture, fixtures and equipment	5,771	5,748
	9,644	9,599
Less: accumulated depreciation	(8,334)	(7,467)

Property and equipment, net	$1,310	$2,132

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)           Accrued Expenses and Other Current Liabilities

Major classifications of accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,
	2014	2013

Accrued sales tax	$478	$473
Accrued credit card fees	275	269
Accrued salaries and benefits	754	899
Accrued professional expenses	275	225
Accrued sales return allowance	143	138
Accrued dividends payable	262	276
Other accrued liabilities	138	101

Accrued expenses and other current liabilities	$2,325	$2,381

(5)           Net Income Per Share

In accordance with the provisions of ASC Topic 260 (“Earnings Per Share”) basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted net income per common share includes the dilutive effect of potential restricted stock and the effects of the potential conversion of preferred shares, calculated using the treasury stock method.  Unvested restricted stock, and convertible preferred shares issued by the Company represent the only dilutive effect reflected in diluted weighted average shares outstanding.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands, except for per share amounts):

	Year Ended March 31,
	2014	2013	2012

Net income (numerator):
Net income	$17,972	$17,165	$16,659
Shares (denominator)
Weighted average number of common shares outstanding used in basic computation	19,901	19,926	20,613
Common shares issuable upon the vesting of restricted stock	132	113	85
Common shares issuable upon conversion of preferred shares	10	10	10
Shares used in diluted computation	20,043	20,049	20,708
Net income per common share:
Basic	$0.90	$0.86	$0.81
Diluted	$0.90	$0.86	$0.80

At March 31, 2014 and 2013, all restricted stock was included in the diluted net income per common share computation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)           Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	March 31,
	2014	2013
Deferred tax assets:
Accrued expenses	679	608
Deferred stock compensation	248	244
Net operating loss carryforward	53	152
Bad debt and inventory reserves	35	31

Total deferred tax assets	1,015	1,035

Deferred tax liabilities:
Property and equipment	(18)	(221)
Total net deferred taxes	$997	$814

At March 31, 2014, the Company had federal net operating loss carryforwards of approximately $142,000.  The federal net operating loss carryforwards expire in the year 2020.  The use of such net operating loss carryforwards is limited to approximately $266,000 annually due to a change of control on November 22, 2000.

The components of the income tax provision consist of the following (in thousands):

	Year Ended March 31,
	2014	2013	2012

Current taxes
Federal	$9,689	$9,588	$9,138
State	921	913	870
Total current taxes	10,610	10,501	10,008

Deferred taxes
Federal	(167)	(329)	(270)
State	(16)	(31)	(26)
Total deferred taxes	(183)	(360)	(296)

Total provision for income taxes	$10,427	$10,141	$9,712

The reconciliation of income tax provision computed at the U.S. federal statutory tax rates to income tax expense is as follows (in thousands):

	Year Ended March 31,
	2014	2013	2012

Income taxes at U.S. statutory rates	$9,940	$9,557	$9,230
State income taxes, net of federal tax benefit	583	562	540
Permanent differences	(35)	(74)	(68)
Other	(61)	96	10
Total provision for income taxes	$10,427	$10,141	$9,712

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)           Shareholders’ Equity

Preferred Stock

In April 1998, the Company issued 250,000 shares of its $.001 par value preferred stock at a price of $4.00 per share, less issuance costs of $112,187.  Each share of the preferred stock is convertible into approximately 4.05 shares of common stock at the election of the shareholder.  The shares have a liquidation value of $4.00 per share and may pay dividends at the sole discretion of the Company.  The Company does not anticipate paying dividends to the preferred shareholders in the foreseeable future.  Each share of preferred stock is entitled to one vote on all matters submitted to a vote of shareholders of the Company.  As of March 31, 2014 and 2013, 2,500 shares of the convertible preferred stock remained unconverted and outstanding.

Share Repurchase Plan

On November 8, 2006, the Company’s Board of Directors approved a share repurchase plan of up to $20.0 million.  On October 31, 2008, November 1, 2010, and August 1, 2011, the Company’s Board of Directors approved a second, third, and fourth share repurchase plan, respectively, each for an additional $20.0 million.  The repurchase plan is intended to be implemented through purchases made from time to time in either the open market or through private transactions at the Company’s discretion, subject to market conditions and other factors, in accordance with Securities and Exchange Commission requirements.  There can be no assurances as to the precise number of shares that will be repurchased under the share repurchase plan, and the Company may discontinue the share repurchase plan at any time subject to compliance with applicable regulatory requirements.  Shares purchased pursuant to the share repurchase plan will either be cancelled or held in the Company’s treasury.  During fiscal 2013 the Company repurchased approximately 397,000 shares of the Company’s outstanding common stock for approximately $3.9 million, averaging approximately $9.74 per share.  During fiscal 2014 the Company had no share repurchases.  As of March 31, 2014 the Company had approximately $10.2 million remaining under the Company’s share repurchase plan.

Dividends

On August 3, 2009, the Company’s Board of Directors declared its first quarterly dividend of $0.10 per share on its common stock.  On August 2, 2010, the Company’s Board of Directors increased the quarterly dividend to $0.125 per share, and then on January 27, 2012, the Company’s Board of Directors increased the quarterly dividend to $0.15 per share.  On December 3, 2012, the Company’s Board of Directors declared a special dividend of $1.00 per share on its common stock.  On July 26, 2013, the Company’s Board of Directors increased the quarterly dividend to $0.17 per share.  The Company intends to continue to pay regular quarterly dividends; however the declaration and payment of future dividends is discretionary and will be subject to a determination by the Board of Directors each quarter following its review of the Company’s financial performance.

During fiscal 2014, our Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount (In thousands)	Payment Date

May 3, 2013	$0.150	May 15, 2013	$3,016	May 24, 2013
July 26, 2013	$0.170	August 12, 2013	$3,433	August 23, 2013
October 28, 2013	$0.170	November 8, 2013	$3,432	November 22, 2013
January 30, 2014	$0.170	February 12, 2014	$3,432	February 21, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)           Restricted Stock

On July 28, 2006, the Company received shareholder approval for the adoption of the 2006 Employee Equity Compensation Restricted Stock Plan (the “Employee Plan”) and the 2006 Outside Director Equity Compensation Restricted Stock Plan (the “Director Plan”).  The purpose of the plans is to promote the interests of the Company by securing and retaining both employees and outside directors.  The Company had reserved 1.0 million shares of common stock for issuance under the Employee Plan, and 200,000 shares of common stock for issuance under the Director Plan.  In July 2012 the Company received shareholder approval to ratify the amendment to the Company’s Director Plan passed by the Board of Directors to increase the number of shares available for issuance under the Director Plan from 200,000 to 400,000.  Additionally, the Company received shareholder approval to ratify the amendment passed by the Board of Directors to provide for a 10% automatic increase every year in the amount of shares available for issuance under each of the plans.  The value of the restricted stock is determined based on the market value of the stock at the issuance date.  The restriction period or forfeiture period is determined by the Company’s Board and is to be no less than 1 year and no more than ten years.  The Company had 731,627 restricted common shares issued under the Employee Plan and 212,000 restricted common shares issued under the Director Plan at March 31, 2014, all shares of which were issued subject to a restriction or forfeiture period which will lapse ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period.  For the years ended March 31, 2014 and 2013, the Company recognized compensation expense related to the Employee and Director Plans of $1.5 million and $1.9 million, respectively.

A summary of the Company’s non-vested restricted stock as of March 31, 2014 is as follows:

	Employee Plan Number of Shares (In thousands)	Director Plan Number of Shares (In thousands)	Both Plans Number of Shares (In thousands)

Non-vested restricted stock outstanding at March 31, 2013	200	60	260

Restricted stock granted	53	30	83

Restricted stock vested	(82)	(30)	(112)

Restricted stock forfeited or expired	(1)	-	(1)

Non-vested restricted stock outstanding at March 31, 2014	170	60	230

At March 31, 2014 and 2013, there were 229,558 and 260,389 non-vested restricted stock shares outstanding, respectively.  During the fiscal years ended March 31, 2014 and 2013, the Company issued, net of forfeitures, 81,500 and 167,750 restricted shares, respectively.  At March 31, 2014 and 2013, there were $2.5 million and $2.6 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the remaining weighted average vesting period of 2.0 years and 2.5 years for fiscal 2014 and 2013, respectively.

 (9)          Valuation and Qualifying Accounts

Activity in the Company’s valuation and qualifying accounts consists of the following (in thousands):

	Year Ended March 31,
	2014	2013	2012

Allowance for doubtful accounts:
Balance at beginning of period	$5	$5	$6
Provision for doubtful accounts	95	56	47
Write-off of uncollectible accounts receivable	(93)	(56)	(48)

Balance at end of year	$7	$5	$5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Employment Agreements

On January 25, 2013, the Company amended the existing Executive Employment Agreement of Menderes Akdag, the Company’s President, Chief Executive Officer, and Director, and entered into Amendment No. 4 to the Executive Employment Agreement with Mr. Akdag.  The Agreement amended certain provisions of the Executive Employment Agreement as follows: the term of the Agreement is for three years, commencing on March 16, 2013; Mr. Akdag’s salary remained at $550,000 per year throughout the term of the Agreement, and Mr. Akdag was granted 108,000 shares of restricted stock.  The restricted stock was granted on March 16, 2013, in accordance with the Company’s 2006 Employee Equity Compensation Restricted Stock Plan and the restrictions lapse ratably over a three-year period.

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

The future minimum annual lease payments are as follows:

Years Ending March 31, (in thousands)

2015	794
2016	133

Total lease payments	$927

Rent expense was $785,000, $767,000, and $745,000 for the years ended March 31, 2014, 2013 and 2012, respectively.

(11)        Sales by Category

The following table provides a breakdown of the percentage of total sales by each category during the indicated periods:

	Year Ended March 31,
	2014	2013	2012

Non-prescription medications and supplies	55%	59%	59%
Prescription medications	44%	40%	40%
Shipping and handling charges and other	1%	1%	1%
Total	100%	100%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)	Employee Benefit Plan

The Company maintains a 401(k) Savings Plan for eligible employees.  The plan is a defined contribution plan that is administered by the Company.  All regular, full-time employees are eligible for voluntary participation upon completing one year of service and having attained the age of 21.  The plan provides for growth in savings through contributions and income from investments.  It is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended.  Plan participants are allowed to contribute a specified percentage of their base salary.  In 2006, the Company adopted a matching plan which is funded subsequent to the calendar year.  During the fiscal years ended March 31, 2014 and 2013, the Company charged $181,000 and $173,000, respectively, of 401(k) matching contribution and administration expense to general and administrative expenses.

(13)	Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data for fiscal 2014 and 2013 is as follows (in thousands, except for per share amounts):

Quarter Ended:	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014

Sales	$74,194	$60,479	$50,086	$48,632
Gross Profit	$24,013	$19,252	$16,889	$17,463
Income from operations	$7,497	$6,532	$7,047	$7,142
Net income	$4,755	$4,150	$4,541	$4,526
Diluted net income per common share	$0.24	$0.21	$0.23	$0.23

Quarter Ended:	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013

Sales	$68,955	$58,145	$49,609	$51,120
Gross Profit	$22,304	$19,370	$17,212	$18,235
Income from operations	$6,204	$6,326	$7,209	$7,266
Net income	$3,952	$4,034	$4,577	$4,602
Diluted net income per common share	$0.20	$0.20	$0.23	$0.23

(14)	Subsequent Events

On April 30, 2014, the Company entered into a seventh amendment of its operating lease to extend its existing lease until December 1, 2016.  On May 5, 2014, the Company’s Board of Directors declared a quarterly dividend of $0.17 per share on its common stock.  The $3.4 million dividend was paid on May 23, 2014, to shareholders of record at the close of business on May 16, 2014.

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

The Audit Committee (“Committee”) of our Company’s Board of Directors, comprised solely of Directors who are independent in accordance with the requirements of The NASDAQ Stock Market LLC listing standards, the Exchange Act and the Company’s Corporate Governance Guidelines, meets with the independent auditors and management periodically to discuss internal control over financial reporting, and auditing and financial reporting matters.  The Committee reviews with the independent auditors the scope and results of the audit effort.  The Committee also meets periodically with the independent auditors without management present to ensure that the independent auditors have free access to the Committee.  Our Audit Committee’s Report can be found in the Company’s 2014 Proxy Statement.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of March 31, 2014.

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

May 27, 2014

/s/ Bruce S. Rosenbloom
Bruce S. Rosenbloom
Chief Financial Officer

May 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
PetMed Express, Inc. and subsidiaries:

We have audited PetMed Express, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.  PetMed Express, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, PetMed Express, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of PetMed Express, Inc. and subsidiaries and our report dated May 27, 2014 expressed an unqualified opinion.

/s/ McGladrey LLP
McGladrey LLP

Fort Lauderdale, Florida
May 27, 2014

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2014, the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date, that our disclosure controls and procedures were effective such that the information relating to PetMed Express, Inc., including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2014 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that the Company maintained effective internal control over financial reporting as of March 31, 2014, as stated in our report which is included herein. Our internal control over financial reporting as of March 31, 2014 has been audited by McGladrey LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2014, relating to our 2014 Annual Meeting of Stockholders to be held on July 25, 2014, and is incorporated herein by reference.

We adopted a Code of Business Conduct and Ethics applicable to all officers, directors, and employees.  The Company’s Code of Business Conduct and Ethics may be found in our 2004 Proxy which was filed on June 30, 2004.  You may also obtain a copy of our Code of Business Conduct and Ethics free of charge by contacting Investor Relations at 1-800-738-6337.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2014, relating to our 2014 Annual Meeting of Stockholders to be held on July 25, 2014, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item (other than information required by Item 201(d) of Regulation S-K with respect to equity compensation plans, which is set forth under Item 5. in this Annual Report on Form 10-K) will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2014, relating to our 2014 Annual Meeting of Stockholders to be held on July 25, 2014, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2014, relating to our 2014 Annual Meeting of Stockholders to be held on July 25, 2014, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2014, relating to our 2014 Annual Meeting of Stockholders to be held on July 25, 2014, and is incorporated herein by reference.

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

Dated: May 27, 2014
PETMED EXPRESS, INC.
(the “registrant”)

	By:	/s/ Menderes Akdag
Menderes Akdag
Chief Executive Officer and President
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on May 27, 2014.

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

