Form 10-Q
period 2014-06-30
PETMED EXPRESS INC
filed 2014-07-29
CIK 1040130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,269,423 Common Shares, $.001 par value per share at July 29, 2014.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	June 30,	March 31,
	2014	2014
ASSETS

Current assets:
Cash and cash equivalents	$29,141	$18,305
Short term investments - available for sale	15,567	15,539
Accounts receivable, less allowance for doubtful
accounts of $6 and $7, respectively	1,598	1,761
Inventories - finished goods	32,887	35,727
Prepaid expenses and other current assets	1,516	1,761
Deferred tax assets	1,087	1,062
Prepaid income taxes	-	54
Total current assets	81,796	74,209

Noncurrent assets:
Prepaid expenses	2,214	1,996
Property and equipment, net	1,153	1,310
Intangible assets	860	860

Total assets	$86,023	$78,375

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,589	$5,768
Accrued expenses and other current liabilities	2,406	2,325
Income taxes payable	2,889	-
Total current liabilities	13,884	8,093

Deferred tax liabilities	-	65

Total liabilities:	13,884	8,158

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.001 par value, 5,000 shares authorized;
3 convertible shares issued and outstanding with a
liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized;
20,189 and 21,190 shares issued and outstanding, respectively	20	20
Additional paid-in capital	1,950	1,578
Retained earnings	70,189	68,647
Accumulated other comprehensive loss	(29)	(37)

Total shareholders’ equity	72,139	70,217

Total liabilities and shareholders’ equity	$86,023	$78,375

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except for per share amounts)(Unaudited)

	Three Months Ended
	June 30,
	2014	2013

Sales	$72,541	$74,194
Cost of sales	48,769	50,181

Gross profit	23,772	24,013

Operating expenses:
General and administrative	5,875	5,873
Advertising	9,896	10,395
Depreciation	163	248
Total operating expenses	15,934	16,516

Income from operations	7,838	7,497

Other income (expense):
Interest income, net	44	47
Other, net	9	(2)
Total other income	53	45

Income before provision for income taxes	7,891	7,542

Provision for income taxes	2,918	2,787

Net income	$4,973	$4,755

Net change in unrealized gain (loss) on short
term investments	8	(46)

Comprehensive income	$4,981	$4,709

Net income per common share:
Basic	$0.25	$0.24
Diluted	$0.25	$0.24

Weighted average number of common shares outstanding:
Basic	19,961	19,848
Diluted	20,092	20,004

Cash dividends declared per common share	$0.17	$0.15

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Three Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$4,973	$4,755
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	163	248
Share based compensation	373	362
Deferred income taxes	(90)	35
Bad debt expense	17	24
(Increase) decrease in operating assets
and increase (decrease) in liabilities:
Accounts receivable	146	(1,112)
Inventories - finished goods	2,840	10,025
Prepaid income taxes	54	-
Prepaid expenses and other current assets	27	(609)
Accounts payable	2,821	3,818
Income taxes payable	2,889	2,474
Accrued expenses and other current liabilities	44	(175)
Net cash provided by operating activities	14,257	19,845

Cash flows from investing activities:
Net change in investments	(20)	(21)
Purchases of property and equipment	(6)	(4)
Net cash used in investing activities	(26)	(25)

Cash flows from financing activities:
Dividends paid	(3,395)	(2,977)
Net cash used in financing activities	(3,395)	(2,977)

Net increase in cash and cash equivalents	10,836	16,843
Cash and cash equivalents, at beginning of period	18,305	18,155

Cash and cash equivalents, at end of period	$29,141	$34,998

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$66	$279

Dividends payable in accrued expenses	$300	$315

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:  Summary of Significant Accounting Policies

Organization

PetMed Express, Inc. and subsidiaries, d/b/a 1-800-PetMeds (the “Company”), is a leading nationwide pet pharmacy.  The Company markets prescription and non-prescription pet medications, health products, and supplies for dogs and cats, direct to the consumer.  The Company offers consumers an attractive alternative for obtaining pet medications in terms of convenience, price, and speed of delivery.  The Company markets its products through national television, online, and direct mail/print advertising campaigns, which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases.  The majority of the Company’s sales are to residents in the United States.  The Company’s executive offices are located in Pompano Beach, Florida.  The Company’s fiscal year end is March 31, and references herein to Fiscal 2015 or Fiscal 2014 refer to the Company’s fiscal years ending March 31, 2015 and 2014, respectively.

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at June 30, 2014, the Statements of Comprehensive Income for the three months ended June 30, 2014 and 2013, and Cash Flows for the three months ended June 30, 2014 and 2013.  The results of operations for the three months ended June 30, 2014 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2015.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2014.  The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries.  All significant intercompany transactions have been eliminated upon consolidation.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands, except for per share amounts):

	Three Months Ended June 30,
	2014	2013

Net income (numerator):
Net income	$4,973	$4,755
Shares (denominator):
Weighted average number of common shares
outstanding used in basic computation	19,961	19,848
Common shares issuable upon vesting of
restricted stock	121	146
Common shares issuable upon conversion
of preferred shares	10	10
Shares used in diluted computation	20,092	20,004
Net income per common share:
Basic	$0.25	$0.24
Diluted	$0.25	$0.24

At June 30, 2014 and 2013, all common restricted stock was included in the diluted net income per common share computation.

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

The Company had 730,794 restricted common shares issued under the 2006 Employee Equity Compensation Restricted Stock Plan (“Employee Plan”) and 212,000 restricted common shares issued under the 2006 Outside Director Equity Compensation Restricted Stock Plan (“Director Plan”) at June 30, 2014, all shares of which were issued subject to a restriction or forfeiture period which lapse ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period.  The Company did not issue any shares of restricted stock during the quarter.  For the quarters ended June 30, 2014 and 2013, the Company recognized $373,000 and $362,000, respectively, of compensation expense related to the Employee Plan and Director Plan.  At June 30, 2014 and 2013, there was $2.1 million and $2.2 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the next three years.

Note 4:  Short Term Investments

The Company’s short term investment balance consists of short term bond mutual funds.  In accordance with ASC Topic 320 (“Accounting for Certain Investments in Debt and Equity Securities”), short term investments are accounted for as available for sale securities with any changes in fair value to be reflected in other comprehensive income. The Company had a short term investments balance of $15.6 million as of June 30, 2014 and $15.5 million as of March 31, 2014.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company’s cash equivalents and short term investments are classified within Level 1.  Assets and liabilities measured at fair value are summarized below:

		Fair Value Measurement at June 30, 2014 Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
(In thousands)	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents -
money market funds	$29,141	$29,141	$-	$-
Short term investments -
bond mutual funds	15,567	15,567	-	-
	$44,708	$44,708	$-	$-

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

Note 7:  Changes in Stockholders’ Equity and Comprehensive Income:

Changes in stockholders’ equity for the three months ended June 30, 2014 is summarized below (in thousands):

			Accumulated
	Additional		Other
	Paid-In	Retained	Comprehensive
	Capital	Earnings	Gain (Loss)

Beginning balance at March 31, 2014:	$1,578	$68,647	$(37)
Share based compensation	372	-	-
Dividends declared	-	(3,431)	-
Net Income	-	4,973	-
Net change in unrealized gain on short term investments	-	-	8
Ending balance at June 30, 2014:	$1,950	$70,189	$(29)

No shares of treasury stock were purchased or retired in the periods ended June 30, 2014 and 2013.

Note 8:  Income Taxes

For the quarters ended June 30, 2014 and 2013, the Company recorded an income tax provision for approximately $2.9 million and $2.8 million, respectively.  The effective tax rate was 37% for both of the quarters ended June 30, 2014 and 2013.

Note 9:  Subsequent Events

On July 21, 2014, the Board of Directors declared a quarterly dividend of $0.17 per share.  The Board established an August 4, 2014 record date and an August 15, 2014 payment date.   Based on the outstanding share balance as of July 29, 2014 the Company estimates the dividend payable to be approximately $3.4 million.

On July 25, 2014, the Board of Directors approved the issuance of approximately 81,000 restricted shares to certain employees and the outside directors of the Company.  All shares that were issued are subject to a restriction or forfeiture period which will lapse ratably on the first, second, and third anniversaries of the date of grant, and the fair value will be amortized over the three-year restriction period.

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

The Company markets its products through national television, online, and direct mail/print advertising campaigns which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases.  Approximately 80% of all sales were generated via the Internet for the three months ended June 30, 2014, compared to 79% for the quarter ending June 30, 2013.  The Company’s sales consist of products sold mainly to retail consumers.  The three-month average purchase was approximately $78 and $77 per order for the quarters ended on June 30, 2014 and 2013, respectively.

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

Revenue recognition

The Company generates revenue by selling pet medication products and pet supplies primarily to retail consumers.  The Company’s policy is to recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the customer.  Outbound shipping and handling fees are included in sales and are billed upon shipment.  Shipping expenses are included in cost of sales.  The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days.  Credit card sales minimize accounts receivable balances relative to sales.  The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks.  The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends.  The allowance for doubtful accounts was approximately $6,000 for the quarter ended June 30, 2014 compared to $7,000 for the year ended March 31, 2014.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method.  The Company writes down its inventory for estimated obsolescence.  The inventory reserve was approximately $82,000 for the quarter ended June 30, 2014 compared to $90,000 for the year ended March 31, 2014.

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

Results of Operations

The following should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein.  The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Condensed Consolidated Statements of Comprehensive Income:

	Three Months Ended
	June 30,
	2014	2013

Sales	100.0%	100.0%
Cost of sales	67.2	67.6

Gross profit	32.8	32.4

Operating expenses:
General and administrative	8.1	7.9
Advertising	13.7	14.0
Depreciation	0.2	0.4
Total operating expenses	22.0	22.3

Income from operations	10.8	10.1

Total other income	0.1	0.1

Income before provision for income taxes	10.9	10.2

Provision for income taxes	4.0	3.8

Net income	6.9%	6.4%

Three Months Ended June 30, 2014 Compared With Three Months Ended June 30, 2013

Sales

Sales decreased by approximately $1.7 million, or 2.2%, to approximately $72.5 million for the quarter ended June 30, 2014, from approximately $74.2 million for the quarter ended June 30, 2013. The decrease in sales for the three months ended June 30, 2014 was primarily due to decreased new order and reorder sales. The decrease in new order sales may be attributed to decreased advertising expenses, with increased acquisition costs. The Company acquired approximately 184,000 new customers for the quarter ended June 30, 2014, compared to approximately 207,000 new customers for the same period the prior year. The following chart illustrates sales by various sales classifications:

Three Months Ended June 30,
Sales (In thousands)	2014	%	2013	%	$ Variance	% Variance

Reorder Sales	$58,488	80.6%	$58,970	79.5%	$(482)	-0.8%
New Order Sales	$14,053	19.4%	$15,224	20.5%	$(1,171)	-7.7%

Total Net Sales	$72,541	100.0%	$74,194	100.0%	$(1,653)	-2.2%

Internet Sales	$58,014	80.0%	$58,364	78.7%	$(350)	-0.6%
Contact Center Sales	$14,527	20.0%	$15,830	21.3%	$(1,303)	-8.2%

Total Net Sales	$72,541	100.0%	$74,194	100.0%	$(1,653)	-2.2%

Sales may be adversely affected in Fiscal 2015 due to increased competition and consumers giving more consideration to price. No guarantees can be made that sales will grow in the future. The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm, and flea and tick medications. For the quarters ended June 30, September 30, December 31, and March 31 of Fiscal 2014, the Company’s sales were approximately 32%, 26%, 21%, and 21%, respectively.

Cost of sales

Cost of sales decreased by approximately $1.4 million, or 2.8%, to approximately $48.8 million for the quarter ended June 30, 2014, from approximately $50.2 million for the quarter ended June 30, 2013. The decrease in cost of sales is directly related to the decrease in sales during the quarter ended June 30, 2014. As a percent of sales, the cost of sales was 67.2% and 67.6% for the quarters ended June 30, 2014 and 2013, respectively. The decrease in the cost of sales percentage can be attributed to a reduction in product costs on certain brands.

Gross profit

Gross profit decreased by approximately $200,000, or 1.0%, to approximately $23.8 million for the quarter ended June 30, 2014, from approximately $24.0 million for the quarter ended June 30, 2013. The decrease in gross profit is directly related to the decrease in sales during the quarter ended June 30, 2013, offset by a reduction in product costs on certain brands. Gross profit as a percentage of sales was 32.8% and 32.4% for the quarters ended June 30, 2014 and 2013, respectively. The increase in the gross profit percentage can be attributed to a reduction in product costs on certain brands.

General and administrative expenses

General and administrative expenses were $5.9 million for both of the quarters ended June 30, 2014 and 2013. There was a slight increase in general and administrative expenses during the three months ended June 30, 2014 that was primarily due to the following: a $53,000 one-time charge relating to state/county sales tax which was not collected on behalf of our customers; a $20,000 increase in telephone expenses; and a $15,000 net increase in other expenses which included insurance, property, and payroll expenses. Offsetting the increase was a $34,000 decrease in bank service fees, a $21,000 decrease in licenses and fees, a $19,000 decrease in office expenses, and a $12,000 decrease in other expenses which included bad debt expenses and travel related expenses.

Advertising expenses

Advertising expenses decreased by approximately $500,000, or 4.8%, to approximately $9.9 million for the quarter ended June 30, 2014, from approximately $10.4 million for the quarter ended June 30, 2013. The decrease in advertising expenses for the quarter can be mainly attributed to decreased print and television advertising spending. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $54 for the quarter ended June 30, 2014, compared to $50 for the quarter ended June 30, 2013. Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, advertising spending, and price competition. Historically, the advertising environment fluctuates due to supply and demand. A more favorable advertising environment may positively impact future new order sales, whereas a less favorable advertising environment may negatively impact future new order sales.

As a percentage of sales, advertising expense was 13.7% and 14.0% for the quarters ended June 30, 2014 and 2013, respectively. The decrease in advertising expense as a percentage of total sales for the quarter ended June 30, 2014 can be attributed to a reduction in advertising spending. The Company currently anticipates advertising as a percentage of sales to be approximately 12% for Fiscal 2015. However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability. For the fiscal year ended March 31, 2014, quarterly advertising expenses as a percentage of sales ranged between 9% and 14%.

Depreciation

Depreciation expenses decreased by approximately $85,000, to approximately $163,000 for the quarter ended June 30, 2014, from approximately $248,000 for the quarter ended June 30, 2013. This decrease to depreciation expense for the quarter ended June 30, 2014 can be attributed to a reduction in new property and equipment additions, and an increase in fully depreciated fixed assets.

Other income

Other income increased by approximately $8,000, to approximately $53,000 for the quarter ended June 30, 2014 from approximately $45,000 for the quarter ended June 30, 2013. The increase to other income can be primarily attributed to increased advertising income offset by decreased interest income. Interest income may decrease in the future as the Company utilizes its cash balances on its share repurchase plan, with approximately $10.2 million remaining as of June 30, 2014, on any quarterly dividend payment, or on its operating activities.

Provision for income taxes

For the quarters ended June 30, 2014 and 2013, the Company recorded an income tax provision for approximately $2.9 million and $2.8 million, respectively. The effective tax rate was 37% for the both of the quarters ended June 30, 2014 and 2013. The Company estimates its effective tax rate will be approximately 37.0% for Fiscal 2015.

Liquidity and Capital Resources

The Company’s working capital at June 30, 2014 and March 31, 2014 was $67.9 million and $66.1 million, respectively. The $1.8 million increase in working capital was primarily attributable to cash flow generated from operations, offset by dividends paid. Net cash provided by operating activities was $14.3 million and $19.8 million for the three months ended June 30, 2014 and 2013, respectively. This reduction can be mainly attributed to a greater decrease in the Company’s inventory balance for the three months ended June 30, 2013, compared to the same period in the current quarter. Net cash used in investing activities was flat with $26,000 for the three months ended June 30, 2014, compared to $25,000 used in investing activities for the three months ended June 30, 2013. Net cash used in financing activities was $3.4 million for the quarter ended June 30, 2014 compared to $3.0 million for the quarter ended June 30, 2013, which represented an increase in the dividend paid in the quarters. As of June 30, 2014 the Company had approximately $10.2 million remaining under the Company’s share repurchase plan. On July 21, 2014 our Board of Directors declared a $0.17 per share dividend. The Board established an August 4, 2014 record date and an August 15, 2014 payment date. Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan, on quarterly dividends, or on its operating activities.

As of June 30, 2014 the Company had no outstanding lease commitments except for the lease for its 65,300 square foot facility. We are not currently bound by any long or short term agreements for the purchase or lease of capital expenditures. Any amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Presently, we have approximately $2.8 million forecasted for capital expenditures for the remainder of Fiscal 2015, which will be funded through cash from operations. The Company’s primary source of working capital is cash from operations. The Company presently has no need for alternative sources of working capital, and has no commitments or plans to obtain additional capital.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2014.

Cautionary Statement Regarding Forward-Looking Information

Certain information in this Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the words “believes,” “intends,” “expects,” “may,” “will,” “should,” “plans,” “projects,” “contemplates,” “intends,” “budgets,” “predicts,” “estimates,” “anticipates,” or similar expressions. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report. When used in this quarterly report on Form 10-Q, “PetMed Express,” “1-800-PetMeds,” “PetMeds,” “PetMed,” “PetMeds.com,” “PetMed.com,” “PetMed Express.com,” “the Company,” ”we,” “our,” and “us” refers to PetMed Express, Inc. and our subsidiaries.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, short term investments, accounts receivable, and accounts payable. The book values of cash equivalents, short term investments, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and investments. As of June 30, 2014, we had $29.1 million in cash and cash equivalents and $15.6 million in short term investments. A majority of our cash and cash equivalents and investments generate interest income based on prevailing interest rates.

A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments. It would also impact the market value of our short term investments. Our investments are subject to market risk, primarily interest rate and credit risk. Our investments are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our investments to high-quality debt instruments with both short and long term maturities. We do not hold any derivative financial instruments that could expose us to significant market risk. At June 30, 2014, we had no debt obligations.

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended June 30, 2014, the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective such that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act: (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes made in our internal controls over financial reporting or in other factors that could significantly affect, or are reasonably likely to materially affect, our internal controls over financial reporting during the period covered by this report.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our Annual Report on Form 10-K for Fiscal Year 2014 for additional information concerning these and other uncertainties that could negatively impact the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not make any sales of unregistered securities during the first quarter of Fiscal 2015.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report.

31.1
Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 000-28827).

31.2
Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 000-28827).

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 000-28827).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.
(The “Registrant”)

Date: July 29, 2014

By:	/s/ Menderes Akdag
Menderes Akdag

Chief Executive Officer and President
(principal executive officer)

By:	/s/ Bruce S. Rosenbloom
Bruce S. Rosenbloom

Chief Financial Officer
(principal financial and accounting officer)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

PETMED EXPRESS, INC

FORM 10-Q

FOR THE QUARTER ENDED:

JUNE 30, 2014

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