Form 10-Q
period 2014-09-30
PETMED EXPRESS INC
filed 2014-10-28
CIK 1040130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,263,024 Common Shares, $.001 par value per share at October 28, 2014.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for per share amounts)

	September 30,	March 31,
	2014	2014
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$34,579	$18,305
Short term investments - available for sale	15,583	15,539
Accounts receivable, less allowance for doubtful
accounts of $8 and $7, respectively	1,957	1,761
Inventories - finished goods	20,535	35,727
Prepaid expenses and other current assets	1,924	1,761
Deferred tax assets	716	1,062
Prepaid income taxes	1,870	54
Total current assets	77,164	74,209

Noncurrent assets:
Prepaid expenses	-	1,996
Property and equipment, net	1,361	1,310
Intangible assets	860	860
Deferred tax assets	44	-

Total assets	$79,429	$78,375

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,248	$5,768
Accrued expenses and other current liabilities	2,334	2,325
Total current liabilities	7,582	8,093

Deferred tax liabilities	-	65

Total liabilities	7,582	8,158

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.001 par value, 5,000 shares authorized;
3 convertible shares issued and outstanding with a
liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized;
20,268 and 20,190 shares issued and outstanding, respectively	20	20
Additional paid-in capital	2,370	1,578
Retained earnings	69,478	68,647
Accumulated other comprehensive loss	(30)	(37)

Total shareholders’ equity	71,847	70,217

Total liabilities and shareholders’ equity	$79,429	$78,375

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except for per share amounts)(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Sales	$57,576	$60,479	$130,117	$134,673
Cost of sales	39,117	41,227	87,886	91,408

Gross profit	18,459	19,252	42,231	43,265

Operating expenses:
General and administrative	5,381	5,505	11,256	11,378
Advertising	6,915	6,985	16,811	17,380
Discontinued project costs	1,714	-	1,714	-
Depreciation	159	230	322	478
Total operating expenses	14,169	12,720	30,103	29,236

Income from operations	4,290	6,532	12,128	14,029

Other income:
Interest income, net	44	48	88	95
Other, net	(2)	1	7	(1)
Total other income	42	49	95	94

Income before provision for income taxes	4,332	6,581	12,223	14,123

Provision for income taxes	1,600	2,431	4,518	5,218

Net income	$2,732	$4,150	$7,705	$8,905

Net change in unrealized gain (loss) on short
term investments	(1)	-	7	(46)

Comprehensive income	$2,731	$4,150	$7,712	$8,859

Net income per common share:
Basic	$0.14	$0.21	$0.39	$0.45
Diluted	$0.14	$0.21	$0.38	$0.44

Weighted average number of common shares outstanding:
Basic	20,016	19,902	19,988	19,875
Diluted	20,146	20,044	20,119	20,024

Cash dividends declared per common share	$0.17	$0.17	$0.34	$0.32

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Six Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$7,705	$8,905
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	322	478
Share based compensation	753	732
Discontinued project costs	1,714	-
Deferred income taxes	237	193
Bad debt expense	40	49
(Increase) decrease in operating assets
and increase (decrease) in liabilities:
Accounts receivable	(235)	6
Inventories - finished goods	15,192	14,260
Prepaid income taxes	(1,816)	(779)
Prepaid expenses and other current assets	119	(1,096)
Accounts payable	(521)	1,865
Income taxes payable	-	(162)
Accrued expenses and other current liabilities	80	(93)
Net cash provided by operating activities	23,590	24,358

Cash flows from investing activities:
Net change in investments	(37)	(41)
Purchases of property and equipment	(372)	(31)
Net cash used in investing activities	(409)	(72)

Cash flows from financing activities:
Dividends paid	(6,946)	(6,528)
Tax adjustment related to restricted stock	39	-
Net cash used in financing activities	(6,907)	(6,528)

Net increase in cash and cash equivalents	16,274	17,758
Cash and cash equivalents, at beginning of period	18,305	18,155

Cash and cash equivalents, at end of period	$34,579	$35,913

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$6,058	$5,688

Dividends payable in accrued expenses	$191	$196

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:  Summary of Significant Accounting Policies

Organization

PetMed Express, Inc. and subsidiaries, d/b/a 1-800-PetMeds (the “Company”), is a leading nationwide pet pharmacy.  The Company markets prescription and non-prescription pet medications, health products, and supplies for dogs and cats, direct to the consumer.  The Company offers consumers an attractive alternative for obtaining pet medications in terms of convenience, price, and speed of delivery.  The Company markets its products through national television, online, and direct mail/print advertising campaigns, which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases.  The majority of the Company’s sales are to residents in the United States.  The Company’s executive offices are located in Pompano Beach, Florida.  The Company’s fiscal year end is March 31, and references herein to Fiscal 2015 or 2014 refer to the Company’s fiscal years ending March 31, 2015 and 2014, respectively.

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at September 30, 2014, the Statements of Comprehensive Income for the three and six months ended September 30, 2014 and 2013, and Cash Flows for the six months ended September 30, 2014 and 2013.  The results of operations for the three and six months ended September 30, 2014 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2015.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2014.  The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries.  All significant intercompany transactions have been eliminated upon consolidation.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).  ASU 2014-09 requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to receive in exchange for goods or services. ASU 2014-09 is effective for our fiscal year beginning April 1, 2017. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (numerator):
Net income	$2,732	$4,150	$7,705	$8,905
Shares (denominator):
Weighted average number of common shares
outstanding used in basic computation	20,016	19,902	19,988	19,875
Common shares issuable upon vesting of
restricted stock	120	132	121	139
Common shares issuable upon conversion
of preferred shares	10	10	10	10
Shares used in diluted computation	20,146	20,044	20,119	20,024
Net income per common share:
Basic	$0.14	$0.21	$0.39	$0.45
Diluted	$0.14	$0.21	$0.38	$0.44

At September 30, 2014 and 2013, all common restricted stock were included in the diluted net income per common share computation.

Note 3:  Accounting for Stock-Based Compensation

The Company records compensation expense associated with restricted stock in accordance with ASC Topic 718 (“Share Based Payment”).  The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of general and administrative expenses.

The Company had 779,778 restricted common shares issued under the 2006 Employee Equity Compensation Restricted Stock Plan (“Employee Plan”) and 242,000 restricted common shares issued under the 2006 Outside Director Equity Compensation Restricted Stock Plan (“Director Plan”) at September 30, 2014, all shares of which were issued subject to a restriction or forfeiture period which lapse ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period.  In July 2014 the Board of Directors approved the issuance of 81,000 restricted shares to certain employees and the outside directors of the Company, with a fair value of $14.04 per share.  For the quarters ended September 30, 2014 and 2013, the Company recognized $380,000 and $370,000, respectively, of compensation expense related to the Employee and Director Plans.  For the six months ended September 30, 2014 and 2013, the Company recognized $753,000 and $732,000, respectively, of compensation expense related to the Employee and Director Plans.  At September 30, 2014 and 2013, there was $2.8 million and $3.2 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the next three years.  At September 30, 2014 and 2013, there were 231,000 and 266,000 non-vested restricted shares, respectively.

Note 4:  Short Term Investments

The Company’s short term investments balance consists of short term bond mutual funds.  In accordance with ASC Topic 320 (“Accounting for Certain Investments in Debt and Equity Securities”), short term investments are accounted for as available for sale securities with any changes in fair value to be reflected in other comprehensive income.  The Company had a short term investments balance of $15.6 million as of September 30, 2014 and $15.5 million as of March 31, 2014.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company’s cash equivalents and short term investments are classified within Level 1.  Assets and liabilities measured at fair value are summarized below:

		Fair Value Measurement at September 30, 2014 Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
(In thousands)	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents -
money market funds	$34,579	$34,579	$-	$-
Short term investments -
bond mutual funds	15,583	15,583	-	-
	$50,162	$50,162	$-	$-

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

Note 7:  Discontinued Project Cost

During the quarter ended September 30, 2014 the Company discontinued an information technology project related to a new software platform, which was intended to be put into service and capitalized during the September quarter.  The Company expensed a one-time project charge of $1.7 million in the September quarter.  The net after tax impact of this one-time charge was $1.1 million, or $0.05 diluted per share.  The Company does not expect any additional future expenditures relating to this discontinued project.  Management determined that it was not in the best interest of the Company to proceed with this project.  The Company decided to continue with, and upgrade, its current software platform.

Note 8:  Income Taxes

For the quarters ended September 30, 2014 and 2013, the Company recorded an income tax provision of approximately $1.6 million and $2.4 million, respectively, and for the six months ended September 30, 2014 and 2013, the Company recorded an income tax provision of approximately $4.5 million and $5.2 million, respectively.  The decrease to the income tax provision for the three and six months ended September 2014, are related to a reduction in operating income in the quarter and the one-time discontinued project charge of $1.7 million.  The net after tax impact of this one-time charge was $1.1 million, which reduced the income tax provision by approximately $600,000.  The effective tax rate for each of the quarters and six months ended September 30, 2014 and 2013 was approximately 37.0%.

Note 9:  Changes in Stockholders’ Equity and Comprehensive Income (Loss):

Changes in stockholders’ equity for the six months ended September 30, 2014 are summarized below (in thousands):

			Accumulated
	Additional		Other
	Paid-In	Retained	Comprehensive
	Capital	Earnings	Loss
Beginning balance at March 31, 2014:	$1,578	$68,647	$(37)
Share based compensation	753	-	-
Dividends declared	-	(6,874)	-
Tax adjustment related to restricted stock	39	-	-
Net income	-	7,705	-
Net change in unrealized gain (loss) on short term investments	-	-	7
Ending balance at September 30, 2014:	$2,370	$69,478	$(30)

No shares of treasury stock were purchased or retired in the six months ended September 30, 2014 and 2013.

Note 10:  Subsequent Events

On October 20, 2014 our Board of Directors declared a quarterly dividend of $0.17 per share.  The Board established a November 3, 2014 record date and a November 14, 2014 payment date.  Based on the outstanding share balance as of October 28, 2014 the Company estimates the dividend payable to be approximately $3.4 million.

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

The Company markets its products through national television, online, and direct mail/print advertising campaigns which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases.  Approximately 80% of all sales were generated via the Internet for the quarter ended September 30, 2014, compared to 79% for the quarter ended September 30, 2013.  The Company’s sales consist of products sold mainly to retail consumers.  The three-month average purchase was approximately $75 and $73 per order for the quarters ended September 30, 2014 and 2013, respectively, and the six-month average purchase was approximately $77 and $75 per order for the periods ended September 30, 2014 and 2013, respectively.

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

Revenue recognition

The Company generates revenue by selling pet medication products and pet supplies primarily to retail consumers.  The Company’s policy is to recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the customer.  Outbound shipping and handling fees are included in sales and are billed upon shipment.  Shipping expenses are included in cost of sales.  The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days.  Credit card sales minimize accounts receivable balances relative to sales.  The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks.  The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends.  The allowance for doubtful accounts was approximately $8,000 at September 30, 2014 compared to $7,000 at March 31, 2014.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method.  The Company writes down its inventory for estimated obsolescence.  The inventory reserve was approximately $51,000 at September 30, 2014 compared to $90,000 at March 31, 2014.

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

Results of Operations

The following should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein.  The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Condensed Consolidated Statements of Comprehensive Income:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.9	68.2	67.5	67.9

Gross profit	32.1	31.8	32.5	32.1

Operating expenses:
General and administrative	9.3	9.1	8.7	8.4
Advertising	12.0	11.5	12.9	12.9
Discontinued project costs	3.0	-	1.3	-
Depreciation	0.3	0.4	0.3	0.4
Total operating expenses	24.6	21.0	23.2	21.7

Income from operations	7.5	10.8	9.3	10.4

Total other income	-	0.1	0.1	0.1

Income before provision for income taxes	7.5	10.9	9.4	10.5

Provision for income taxes	2.8	4.0	3.5	3.9

Net income	4.7%	6.9%	5.9%	6.6%

Three Months Ended September 30, 2014 Compared With Three Months Ended September 30, 2013, and Six Months Ended September 30, 2014 Compared With Six Months Ended September 30, 2013

Sales

Sales decreased by approximately $2.9 million, or 4.8%, to approximately $57.6 million for the quarter ended September 30, 2014, from approximately $60.5 million for the quarter ended September 30, 2013.  For the six months ended September 30, 2014, sales decreased by approximately $4.6 million, or 3.4%, to approximately $130.1 million compared to $134.7 million for the six months ended September 30, 2013.  The decrease in sales for the three and six months ended September 30, 2014 was primarily due to decreased new order and reorder sales.  Sales were negatively impacted by the weakness in demand for flea and tick topical pet medications.  The Company acquired approximately 152,000 new customers for the quarter ended September 30, 2014, compared to approximately 169,000 new customers for the same period the prior year.  For the six months ended September 30, 2014 the Company acquired approximately 336,000 new customers, compared to 376,000 new customers for the six months ended September 30, 2013.  The following chart illustrates sales by various sales classifications:

	Three Months Ended September 30,
Sales (In thousands)	2014	%	2013	%	$ Variance	% Variance

Reorder Sales	$46,627	81.0%	$48,886	80.8%	$(2,259)	-4.6%
New Order Sales	$10,949	19.0%	$11,593	19.2%	$(644)	-5.6%

Total Net Sales	$57,576	100.0%	$60,479	100.0%	$(2,903)	-4.8%

Internet Sales	$46,204	80.2%	$47,872	79.2%	$(1,668)	-3.5%
Contact Center Sales	$11,372	19.8%	$12,607	20.8%	$(1,235)	-9.8%

Total Net Sales	$57,576	100.0%	$60,479	100.0%	$(2,903)	-4.8%

	Six Months Ended September 30,
Sales (In thousands)	2014	%	2013	%	$ Variance	% Variance

Reorder Sales	$105,115	80.8%	$107,855	80.1%	$(2,740)	-2.5%
New Order Sales	$25,002	19.2%	$26,818	19.9%	$(1,816)	-6.8%

Total Net Sales	$130,117	100.0%	$134,673	100.0%	$(4,556)	-3.4%

Internet Sales	$104,217	80.1%	$106,237	78.9%	$(2,020)	-1.9%
Contact Center Sales	$25,900	19.9%	$28,436	21.1%	$(2,536)	-8.9%

Total Net Sales	$130,117	100.0%	$134,673	100.0%	$(4,556)	-3.4%

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

Cost of sales

Cost of sales decreased by approximately $2.1 million, or 5.1%, to approximately $39.1 million for the quarter ended September 30, 2014, from approximately $41.2 million for the quarter ended September 30, 2013.  For the six months ended September 30, 2014, cost of sales decreased by approximately $3.5 million, or 3.9%, to approximately $87.9 million compared to $91.4 million for the same period in the prior year.  The decrease in cost of sales is directly related to the decrease in sales during the quarter and six months ended September 30, 2014.  Cost of sales as a percent of sales was 67.9% and 68.2% for the quarters ended September 30, 2014 and 2013, respectively, and for the six months ended September 30, 2014 and 2013 the cost of sales was 67.5% and 67.9%, respectively.  The decrease to cost of sales as a percentage of sales for the quarter and six months ended September 30, 2014 can be mainly attributed to a reduction in product costs on certain brands along with a shift in sales to higher margin items.

Gross profit

Gross profit decreased by approximately $793,000, or 4.1%, to approximately $18.5 million for the quarter ended September 30, 2014, from approximately $19.3 million for the quarter ended September 30, 2013.  For the six months ended September 30, 2014 gross profit decreased by approximately $1.0 million, or 2.4% to approximately $42.2 million, compared to $43.3 million for the same period in the prior year.  Gross profit as a percentage of sales was 32.1% and 31.8% for the three months ended September 30, 2014 and 2013, respectively, and for the six months ended September 30, 2014 and 2013, gross profit was 32.5% and 32.1%, respectively.  The gross profit percentage increases for the quarter and six months ended September 30, 2014 can be mainly attributed to a reduction in product costs on certain brands along with a shift in sales to higher margin items.

General and administrative expenses

General and administrative expenses decreased by approximately $124,000, or 2.3%, to approximately $5.4 million for the quarter ended September 30, 2014, from approximately $5.5 million for the quarter ended September 30, 2013.  For the six months ended September 30, 2014, general and administrative expenses decreased by approximately $122,000, or 1.1%, to approximately $11.3 million from approximately $11.4 million for the six months ended September 30, 2013.  The decrease in general and administrative expenses for the three months ended September 30, 2014 was primarily due to the following: a $70,000 decrease in bank service fees due to a decrease in sales; a $55,000 decrease in payroll expenses; a $30,000 decrease in property expenses relating to computer maintenance expenses; and a $31,000 net decrease in other expenses primarily related to insurance expenses and office expenses.  Offsetting the decrease was a $48,000 increase in professional fees, with the majority of the increase relating to investor relations and pharmacy, and a $14,000 increase in training related expenses.  The decrease in general and administrative expenses for the six months ended September 30, 2014 was primarily due to the following: a $104,000 decrease in bank service fees due to a decrease in sales; a $52,000 decrease in payroll expenses; a $27,000 decrease in office expenses; a $26,000 decrease in property expenses relating to computer maintenance expenses; a $23,000 decrease in licenses and fees; and a $23,000 net decrease in other expenses primarily related insurance expenses and bad debt expenses.  Offsetting the decrease was a $53,000 one-time charge relating to state/county sales tax which was not collected on behalf of our customers, a $49,000 increase in professional fees, with the majority of the increase relating to investor relations and pharmacy, a $20,000 increase in telephone expenses, and an $11,000 increase in training related expenses.

Advertising expenses

Advertising expenses decreased by approximately $70,000, or 1.0%, to approximately $6.9 million for the quarter ended September 30, 2014, from approximately $7.0 million for the quarter ended September 30, 2013.  For the six months ended September 30, 2014, advertising expenses decreased by approximately $569,000, or 3.3%, to approximately $16.8 million compared to advertising expenses of approximately $17.4 million for the six months ended September 30, 2013.  The decrease in advertising expenses for the three and six months ended September 30, 2014 can be attributed to a reduction in print advertising and television advertising for the six months ended September 30, 2014, offset by increases in internet advertising spending.  The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, increased to $45 for the quarter ended September 30, 2014, compared to $41 for the quarter ended September 30, 2013.  For the six months ended September 30, 2014 and 2013 the advertising costs of acquiring a new customer were $50 and $46, respectively.  Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, increased advertising spending, and price competition.  Historically, the advertising environment fluctuates due to supply and demand.  A more favorable advertising environment may positively impact future new order sales, whereas a less favorable advertising environment may negatively impact future new order sales.

As a percentage of sales, advertising expense was 12.0% and 11.5% for the quarters ended September 30, 2014 and 2013, respectively, and for both the six months ended September 30, 2014 and 2013 advertising expense was 12.9%.  The increase in advertising expense as a percentage of total sales for the quarter ended September 30, 2014 can be attributed to a reduction in sales in the quarter.  The Company currently anticipates advertising as a percentage of sales to be approximately 12% for Fiscal 2015.  However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.  For the fiscal year ended March 31, 2014, quarterly advertising expenses as a percentage of sales ranged between 9% and 14%.

Discontinued project costs

During the quarter ended September 30, 2014 the Company discontinued an information technology project related to a new software platform, which was intended to be put into service and capitalized during the September quarter.  The Company expensed a one-time project charge of $1.7 million in the September quarter.  The net after tax impact of this one-time charge was $1.1 million, or $0.05 diluted per share.  The Company does not expect any additional future expenditures relating to this discontinued project.  Management determined that it was not in the best interest of the Company to proceed with this project.  The Company decided to continue with, and upgrade, its current software platform.

Depreciation

Depreciation expenses decreased by approximately $71,000 to approximately $159,000 for the quarter ended September 30, 2014, from approximately $230,000 for the quarter ended September 30, 2013.  For the six months ended September 30, 2014 depreciation expenses decreased by approximately $156,000 to $322,000 compared to $478,000 for the same period in the prior year.  The decrease to depreciation expense for the quarter and six months ended September 30, 2014 can be attributed to an increase in fully depreciated fixed assets.

Other income

Other income decreased by approximately $7,000 to approximately $42,000 for the quarter ended September 30, 2014 from approximately $49,000 for the quarter ended September 30, 2013.  For the six months ended September 30, 2014 other income increased by approximately $1,000 to approximately $95,000 compared to approximately $94,000 for the same period in the prior year.  The decrease to other income for the quarter can be primarily attributed to decreased interest income.  Interest income may decrease in the future as the Company utilizes its cash balances on its share repurchase plan, with approximately $10.2 million remaining as of September 30, 2014, on any quarterly dividend payment, or on its operating activities.

Provision for income taxes

For the quarters ended September 30, 2014 and 2013, the Company recorded an income tax provision of approximately $1.6 million and $2.4 million, respectively, and for the six months ended September 30, 2014 and 2013, the Company recorded an income tax provision of approximately $4.5 million and $5.2 million, respectively.  The decrease to the income tax provision for the three and six months ended September 2014, are related to a reduction in operating income in the quarter and the one-time discontinued project charge of $1.7 million.  The net after tax impact of this one-time charge was $1.1 million, which reduced the income tax provision by approximately $600,000.  The effective tax rate for each of the quarters and six months ended September 30, 2014 and 2013 was approximately 37.0%.  The Company estimates its effective tax rate will be approximately 37.0% for Fiscal 2015.

Liquidity and Capital Resources

The Company’s working capital at September 30, 2014 and March 31, 2014 was $69.6 million and $66.1 million, respectively.  The $3.5 million increase in working capital was primarily attributable to cash flow generated from operations, offset by dividends paid.  Net cash provided by operating activities was $23.6 million and $24.4 million for the six months ended September 30, 2014 and 2013, respectively.  This change can be attributed to a decrease to net income offset by a greater decrease in the Company’s inventory balance, compared to the same period in the prior year.  Net cash used in investing activities was $409,000 for the six months ended September 30, 2014, compared to net cash used in investing activities of $72,000 for the six months ended September 30, 2013.  This change can be mainly attributed to the purchasing of property and equipment additions during the six months ended September 30, 2014.  Net cash used in financing activities was $6.9 million for the six months ended September 30, 2014, compared to $6.5 million for the same period in the prior year, which represented an increase in the dividend paid in the period.

As of September 30, 2014 the Company had approximately $10.2 million remaining under the Company’s share repurchase plan.  Subsequent to September 30, 2014, on October 20, 2014 our Board of Directors declared a $0.17 per share dividend.  The Board established a November 3, 2014 record date and a November 14, 2014 payment date.  Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan, on dividends, or on its operating activities.  As of September 30, 2014 the Company had no outstanding lease commitments except for the lease for its 65,300 square foot facility.  We are not currently bound by any long or short term agreements for the purchase or lease of capital expenditures.  Any amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any increase in our business.  To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future.  Presently, we have approximately $750,000 forecasted for capital expenditures for the remainder of Fiscal 2015, which will be funded through cash from operations.  The Company’s primary source of working capital is cash from operations.  The Company presently has no need for alternative sources of working capital, and has no commitments or plans to obtain additional capital.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices.  Our financial instruments include cash and cash equivalents, short term investments, accounts receivable, and accounts payable.  The book values of cash equivalents, short term investments, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments.  Interest rates affect our return on excess cash and investments.  As of September 30, 2014, we had $34.6 million in cash and cash equivalents and $15.6 million in short term investments.  A majority of our cash and cash equivalents and investments generate interest income based on prevailing interest rates.  A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments.  It would also impact the market value of our investments.  Our investments are subject to market risk, primarily interest rate and credit risk.  Our investments are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors.  Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our investments to high-quality debt instruments with both short and long term maturities.  We do not hold any derivative financial instruments that could expose us to significant market risk.  At September 30, 2014, we had no debt obligations.

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended September 30, 2014, the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective such that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act: (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not make any sales of unregistered securities during the second quarter of Fiscal 2015.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report.

31.1
Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2014, Commission File No. 000-28827).

31.2
Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2014, Commission File No. 000-28827).

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2014, Commission File No. 000-28827).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.
(The “Registrant”)

Date: October 28, 2014

By:	/s/ Menderes Akdag
Menderes Akdag

Chief Executive Officer and President
(principal executive officer)

By:	/s/ Bruce S. Rosenbloom
Bruce S. Rosenbloom

Chief Financial Officer
(principal financial and accounting officer)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

PETMED EXPRESS, INC

FORM 10-Q

FOR THE QUARTER ENDED:

SEPTEMBER 30, 2014

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