Form 10-Q
period 2014-12-31
PETMED EXPRESS INC
filed 2015-01-26
CIK 1040130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,263,024 Common Shares, $.001 par value per share at January 26, 2015.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for per share amounts)

	December 31,	March 31,
	2014	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,068	$18,305
Short term investments - available for sale	15,579	15,539
Accounts receivable, less allowance for doubtful
accounts of $5 and $7, respectively	1,352	1,761
Inventories - finished goods	21,613	35,727
Prepaid expenses and other current assets	1,280	1,761
Deferred tax assets	863	1,062
Prepaid income taxes	-	54
Total current assets	77,755	74,209
Noncurrent assets:
Prepaid expenses	-	1,996
Property and equipment, net	1,222	1,310
Intangible assets	860	860
Deferred tax assets	5	-

Total assets	$79,842	$78,375

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,876	$5,768
Accrued expenses and other current liabilities	2,136	2,325
Income taxes payable	283	-
Total current liabilities	6,295	8,093

Deferred tax liabilities	-	65

Total liabilities	6,295	8,158
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.001 par value, 5,000 shares authorized;
3 convertible shares issued and outstanding with a
liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized;
20,263 and 20,190 shares issued and outstanding, respectively	20	20
Additional paid-in capital	2,735	1,578
Retained earnings	70,833	68,647
Accumulated other comprehensive loss	(50)	(37)

Total shareholders’ equity	73,547	70,217

Total liabilities and shareholders’ equity	$79,842	$78,375

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except for per share amounts)(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Sales	$49,284	$50,086	$179,401	$184,759
Cost of sales	32,184	33,197	120,070	124,605

Gross profit	17,100	16,889	59,331	60,154

Operating expenses:
General and administrative	4,946	5,106	16,202	16,484
Advertising	4,323	4,517	21,134	21,896
Discontinued project costs	-	-	1,714	-
Depreciation	165	219	487	697
Total operating expenses	9,434	9,842	39,537	39,077

Income from operations	7,666	7,047	19,794	21,077

Other income:
Interest income, net	50	46	138	141
Other, net	(4)	(3)	3	(5)
Total other income	46	43	141	136

Income before provision for income taxes	7,712	7,090	19,935	21,213

Provision for income taxes	2,915	2,549	7,433	7,767

Net income	$4,797	$4,541	$12,502	$13,446

Net change in unrealized gain (loss) on short
term investments	(20)	9	(13)	(36)

Comprehensive income	$4,777	$4,550	$12,489	$13,410

Net income per common share:
Basic	$0.24	$0.23	$0.62	$0.68
Diluted	$0.24	$0.23	$0.62	$0.67

Weighted average number of common shares outstanding:
Basic	20,038	19,925	20,005	19,892
Diluted	20,162	20,079	20,133	20,042

Cash dividends declared per common share	$0.17	$0.17	$0.51	$0.49

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Nine Months Ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net income	$12,502	$13,446
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	487	697
Share based compensation	1,118	1,105
Discontinued project costs	1,714	-
Deferred income taxes	129	(84)
Bad debt expense	66	75
(Increase) decrease in operating assets
and increase (decrease) in liabilities:
Accounts receivable	343	(286)
Inventories - finished goods	14,114	7,060
Prepaid income taxes	54	(165)
Prepaid expenses and other current assets	763	(1,449)
Accounts payable	(1,892)	(2,411)
Income taxes payable	283	(162)
Accrued expenses and other current liabilities	(153)	(152)
Net cash provided by operating activities	29,528	17,674

Cash flows from investing activities:
Net change in short term investments	(53)	(62)
Purchases of property and equipment	(398)	(39)
Net cash used in investing activities	(451)	(101)

Cash flows from financing activities:
Dividends paid	(10,353)	(9,914)
Tax adjustment related to restricted stock	39	123
Net cash used in financing activities	(10,314)	(9,791)

Net increase in cash and cash equivalents	18,763	7,782
Cash and cash equivalents, at beginning of period	18,305	18,155

Cash and cash equivalents, at end of period	$37,068	$25,937

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$6,929	$7,776

Dividends payable in accrued expenses	$225	$241

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

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at December 31, 2014, the Statements of Comprehensive Income for the three and nine months ended December 31, 2014 and 2013, and Cash Flows for the nine months ended December 31, 2014 and 2013. The results of operations for the three and nine months ended December 31, 2014 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2015. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2014. The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated upon consolidation.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands, except for per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net income (numerator):
Net income	$4,797	$4,541	$12,502	$13,446
Shares (denominator):
Weighted average number of common shares
outstanding used in basic computation	20,038	19,925	20,005	19,892
Common shares issuable upon vesting of
restricted stock	114	144	118	140
Common shares issuable upon conversion
of preferred shares	10	10	10	10
Shares used in diluted computation	20,162	20,079	20,133	20,042
Net income per common share:
Basic	$0.24	$0.23	$0.62	$0.68
Diluted	$0.24	$0.23	$0.62	$0.67

At December 31, 2014 and 2013, all common restricted stock were included in the diluted net income per common share computation.

Note 3: Accounting for Stock-Based Compensation

The Company records compensation expense associated with restricted stock in accordance with ASC Topic 718 (“Share Based Payment”). The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of general and administrative expenses.

The Company had 774,378 restricted common shares issued under the 2006 Employee Equity Compensation Restricted Stock Plan (“Employee Plan”) and 242,000 restricted common shares issued under the 2006 Outside Director Equity Compensation Restricted Stock Plan (“Director Plan”) at December 31, 2014, all shares of which were issued subject to a restriction or forfeiture period which lapse ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period. For the quarters ended December 31, 2014 and 2013, the Company recognized $365,000 and $374,000, respectively, of compensation expense related to the Employee and Director Plans. For both the nine months ended December 31, 2014 and 2013, the Company recognized $1.1 million of compensation expense related to the Employee and Director Plans. At December 31, 2014 and 2013, there was $2.4 million and $2.9 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the next three years. At December 31, 2014 and 2013, there were 225,000 and 266,000 non-vested restricted shares, respectively.

Note 4: Short Term Investments

The Company’s short term investments balance consists of short term bond mutual funds. In accordance with ASC Topic 320 (“Accounting for Certain Investments in Debt and Equity Securities”), short term investments are accounted for as available for sale securities with any changes in fair value to be reflected in other comprehensive income. The Company had a short term investments balance of $15.6 million as of December 31, 2014 and $15.5 million as of March 31, 2014.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company’s cash equivalents and short term investments are classified within Level 1. Assets and liabilities measured at fair value are summarized below:

		Fair Value Measurement at December 31, 2014 Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
(In thousands)	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents -
money market funds	$37,068	$37,068	$-	$-
Short term investments -
bond mutual funds	15,579	15,579	-	-
	$52,647	$52,647	$-	$-

Note 6: Changes in Shareholders’ Equity and Comprehensive Income (Loss):

Changes in shareholders’ equity for the nine months ended December 31, 2014 are summarized below (in thousands):

			Accumulated
	Additional		Other
	Paid-In	Retained	Comprehensive
	Capital	Earnings	Loss
Beginning balance at March 31, 2014:	$1,578	$68,647	$(37)
Share based compensation	1,118	-	-
Dividends declared	-	(10,316)	-
Tax adjustment related to restricted stock	39	-	-
Net income	-	12,502	-
Net change in unrealized gain (loss) on short term investments	-	-	(13)
Ending balance at December 31, 2014:	$2,735	$70,833	$(50)

No shares of treasury stock were purchased or retired in the nine months ended December 31, 2014 and 2013.

Note 7: Subsequent Events

On January 20, 2015 our Board of Directors declared a quarterly dividend of $0.17 per share. The Board established a February 3, 2015 record date and a February 13, 2015 payment date. Based on the outstanding share balance as of January 27, 2015 the Company estimates the dividend payable to be approximately $3.4 million.

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

The Company markets its products through national television, online, and direct mail/print advertising campaigns which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases. Approximately 80% of all sales were generated via the Internet for the quarter ended December 31, 2014, compared to 79% for the quarter ended December 31, 2013. The Company’s sales consist of products sold mainly to retail consumers. The three-month average purchase was approximately $76 and $72 per order for the quarters ended December 31, 2014 and 2013, respectively, and the nine-month average purchase was approximately $77 and $74 per order for the periods ended December 31, 2014 and 2013, respectively.

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

Revenue recognition

The Company generates revenue by selling pet medication products and pet supplies primarily to retail consumers. The Company’s policy is to recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the customer. Outbound shipping and handling fees are included in sales and are billed upon shipment. Shipping expenses are included in cost of sales. The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize accounts receivable balances relative to sales. The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends. The allowance for doubtful accounts was approximately $5,000 at December 31, 2014 compared to $7,000 at March 31, 2014.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. The inventory reserve was approximately $54,000 at December 31, 2014 compared to $90,000 at March 31, 2014.

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

Results of Operations

The following should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Condensed Consolidated Statements of Comprehensive Income:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.3	66.3	66.9	67.4

Gross profit	34.7	33.7	33.1	32.6

Operating expenses:
General and administrative	10.0	10.2	9.0	8.9
Advertising	8.8	9.0	11.8	11.9
Discontinued project costs	-	-	1.0	-
Depreciation	0.3	0.4	0.3	0.4
Total operating expenses	19.1	19.6	22.1	21.2

Income from operations	15.6	14.1	11.0	11.4

Total other income	-	0.1	0.1	0.1

Income before provision for income taxes	15.6	14.2	11.1	11.5

Provision for income taxes	5.9	5.1	4.1	4.2

Net income	9.7%	9.1%	7.0%	7.3%

Three Months Ended December 31, 2014 Compared With Three Months Ended December 31, 2013, and Nine Months Ended December 31, 2014 Compared With Nine Months Ended December 31, 2013

Sales

Sales decreased by approximately $802,000, or 1.6%, to approximately $49.3 million for the quarter ended December 31, 2014, from approximately $50.1 million for the quarter ended December 31, 2013. For the nine months ended December 31, 2014, sales decreased by approximately $5.4 million, or 2.9%, to approximately $179.4 million compared to $184.8 million for the nine months ended December 31, 2013. The decrease in sales for the three and nine months ended December 31, 2014 was primarily due to decreased new order and reorder sales. Sales were negatively impacted by the weakness in demand for flea and tick topical pet medications. The Company acquired approximately 96,000 new customers for the quarter ended December 31, 2014, compared to approximately 114,000 new customers for the same period the prior year. For the nine months ended December 31, 2014 the Company acquired approximately 432,000 new customers, compared to 490,000 new customers for the nine months ended December 31, 2013. The following chart illustrates sales by various sales classifications:

	Three Months Ended December 31,
Sales (In thousands)	2014	%	2013	%	$ Variance	% Variance

Reorder Sales	$42,173	85.6%	$42,401	84.7%	$(228)	-0.5%
New Order Sales	$7,111	14.4%	$7,685	15.3%	$(574)	-7.5%

Total Net Sales	$49,284	100.0%	$50,086	100.0%	$(802)	-1.6%

Internet Sales	$39,322	79.8%	$39,501	78.9%	$(179)	-0.5%
Contact Center Sales	$9,962	20.2%	$10,585	21.1%	$(623)	-5.9%

Total Net Sales	$49,284	100.0%	$50,086	100.0%	$(802)	-1.6%

	Nine Months Ended December 31,
Sales (In thousands)	2014	%	2013	%	$ Variance	% Variance

Reorder Sales	$147,248	82.1%	$150,234	81.3%	$(2,986)	-2.0%
New Order Sales	$32,153	17.9%	$34,525	18.7%	$(2,372)	-6.9%

Total Net Sales	$179,401	100.0%	$184,759	100.0%	$(5,358)	-2.9%

Internet Sales	$143,542	80.0%	$145,738	78.9%	$(2,196)	-1.5%
Contact Center Sales	$35,859	20.0%	$39,021	21.1%	$(3,162)	-8.1%

Total Net Sales	$179,401	100.0%	$184,759	100.0%	$(5,358)	-2.9%

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

Cost of sales

Cost of sales decreased by approximately $1.0 million, or 3.1%, to approximately $32.2 million for the quarter ended December 31, 2014, from approximately $33.2 million for the quarter ended December 31, 2013. For the nine months ended December 31, 2014, cost of sales decreased by approximately $4.5 million, or 3.6%, to approximately $120.1 million compared to $124.6 million for the same period in the prior year. The decrease in cost of sales is directly related to the decrease in sales during the quarter and nine months ended December 31, 2014. Cost of sales as a percent of sales was 65.3% and 66.3% for the quarters ended December 31, 2014 and 2013, respectively, and for the nine months ended December 31, 2014 and 2013 the cost of sales was 66.9% and 67.4%, respectively. The decrease to cost of sales as a percentage of sales for the quarter and nine months ended December 31, 2014 can be mainly attributed to a reduction in product costs on certain brands along with a shift in sales to higher margin items.

Gross profit

Gross profit increased by approximately $211,000, or 1.2%, to approximately $17.1 million for the quarter ended December 31, 2014, from approximately $16.9 million for the quarter ended December 31, 2013. For the nine months ended December 31, 2014 gross profit decreased by approximately $823,000, or 1.4% to approximately $59.3 million, compared to $60.2 million for the same period in the prior year. Gross profit as a percentage of sales was 34.7% and 33.7% for the three months ended December 31, 2014 and 2013, respectively, and for the nine months ended December 31, 2014 and 2013, gross profit was 33.1% and 32.6%, respectively. The gross profit percentage increases for the quarter and nine months ended December 31, 2014 can be mainly attributed to a reduction in product costs on certain brands along with a shift in sales to higher margin items.

General and administrative expenses

General and administrative expenses decreased by approximately $160,000, or 3.1%, to approximately $4.9 million for the quarter ended December 31, 2014, from approximately $5.1 million for the quarter ended December 31, 2013. For the nine months ended December 31, 2014, general and administrative expenses decreased by approximately $282,000, or 1.7%, to approximately $16.2 million from approximately $16.5 million for the nine months ended December 31, 2013. The decrease in general and administrative expenses for the three months ended December 31, 2014 was primarily due to the following: a $92,000 decrease in payroll expenses relating primarily to stock based compensation; a $39,000 decrease in property expenses relating to computer maintenance expenses; a $33,000 decrease in bank service fees due to a decrease in sales; and a $18,000 net decrease in other expenses primarily related to license and fees and training related expenses. Offsetting the decrease was a $22,000 increase in professional fees. The decrease in general and administrative expenses for the nine months ended December 31, 2014 was primarily due to the following: a $143,000 decrease in payroll expenses relating primarily to stock based compensation; a $138,000 decrease in bank service fees due to a decrease in sales; a $64,000 decrease in property expenses relating to computer maintenance expenses; a $34,000 decrease in license and fees; a $28,000 decrease in office expenses; and a $24,000 net decrease in other expenses primarily relating to insurance and bad debt expenses. Offsetting the decrease was a $71,000 increase in professional fees, with the majority of the increase relating to investor relations and pharmacy; a $53,000 one-time charge relating to state/county sales tax which was not collected on behalf of our customers, a $20,000 increase in telephone expenses, and a $5,000 increase in training related expenses.

Advertising expenses

Advertising expenses decreased by approximately $194,000, or 4.3%, to approximately $4.3 million for the quarter ended December 31, 2014, from approximately $4.5 million for the quarter ended December 31, 2013. For the nine months ended December 31, 2014, advertising expenses decreased by approximately $762,000, or 3.5%, to approximately $21.1 million compared to advertising expenses of approximately $21.9 million for the nine months ended December 31, 2013. The decrease in advertising expenses for the three months ended December 31, 2014 can be attributed to a reduction in television advertising, and for the nine months ended December 31, 2014, the decrease can be attributed to decreases in television and print advertising spending. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, increased to $45 for the quarter ended December 31, 2014, compared to $40 for the quarter ended December 31, 2013. For the nine months ended December 31, 2014 and 2013 the advertising costs of acquiring a new customer were $49 and $45, respectively. The increase in customer acquisition costs can be attributed to increased advertising costs. Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, increased advertising spending, and price competition. Historically, the advertising environment fluctuates due to supply and demand. A more favorable advertising environment may positively impact future new order sales, whereas a less favorable advertising environment may negatively impact future new order sales.

As a percentage of sales, advertising expense was 8.8% and 9.0% for the quarters ended December 31, 2014 and 2013, respectively, and for the nine months ended December 31, 2014 and 2013 advertising expense was 11.8% and 11.9%, respectively. The decrease in advertising expense as a percentage of total sales for the quarter and nine months ended December 31, 2014 can be attributed to a reduction in advertising spent in the quarter. The Company currently anticipates advertising as a percentage of sales to be approximately between 11% and 12% for Fiscal 2015. However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability. For the fiscal year ended March 31, 2014, quarterly advertising expenses as a percentage of sales ranged between 9% and 14%.

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

Depreciation

Depreciation expenses decreased by approximately $54,000 to approximately $165,000 for the quarter ended December 31, 2014, from approximately $219,000 for the quarter ended December 31, 2013. For the nine months ended December 31, 2014 depreciation expenses decreased by approximately $210,000 to $487,000 compared to $697,000 for the same period in the prior year. The decrease to depreciation expense for the quarter and nine months ended December 31, 2014 can be attributed to more fixed assets becoming fully depreciated.

Other income

Other income increased by approximately $3,000 to approximately $46,000 for the quarter ended December 31, 2014 from approximately $43,000 for the quarter ended December 31, 2013. For the nine months ended December 31, 2014 other income increased by approximately $5,000 to approximately $141,000 compared to approximately $136,000 for the same period in the prior year. The increase to other income for the quarter can be primarily attributed to increased interest income. Interest income may decrease in the future as the Company utilizes its cash balances on its share repurchase plan, with approximately $10.2 million remaining as of December 31, 2014, on any quarterly dividend payment, or on its operating activities.

Provision for income taxes

For the quarters ended December 31, 2014 and 2013, the Company recorded an income tax provision of approximately $2.9 million and $2.5 million, respectively, and for the nine months ended December 31, 2014 and 2013, the Company recorded an income tax provision of approximately $7.4 million and $7.8 million, respectively. The increase to the income tax provision for the quarter ending December 31, 2014, is related to an increase in income from operations. The decrease to the income tax provision for the nine months ended December 31, 2014, is related to a reduction in operating income for the period due to the one-time discontinued project charge of $1.7 million. The net after tax impact of this one-time charge was $1.1 million, which reduced the income tax provision by approximately $600,000. The effective tax rate for the quarters ended December 31, 2014 and 2013 was approximately 37.8% and 36.0%, respectively, and for the nine months ended December 31, 2014 and 2013 was approximately 37.3% and 36.6%, respectively. The increase to the effective tax rate for the quarter and nine months ended December 31, 2014 can be attributed to a one-time charge related to a Fiscal 2014 income tax under-accrual, which was recognized in the quarter ended December 31, 2014, compared to a one-time benefit related to a Fiscal 2013 income tax over-accrual, which was recognized in the quarter ended December 31, 2013. The Company estimates its effective tax rate will be approximately 37.0% for Fiscal 2015.

Liquidity and Capital Resources

The Company’s working capital at December 31, 2014 and March 31, 2014 was $71.5 million and $66.1 million, respectively. The $5.4 million increase in working capital was primarily attributable to cash flow generated from operations, offset by dividends paid. Net cash provided by operating activities was $29.5 million and $17.7 million for the nine months ended December 31, 2014 and 2013, respectively. This change can be attributed to a decrease in the Company’s inventory and prepaid expenses balances, offset by a decrease in net income. Net cash used in investing activities was $451,000 and $101,000 for the nine months ended December 31, 2014 and 2013, respectively. This change can be mainly attributed to the increased property and equipment additions during the nine months ended December 31, 2014. Net cash used in financing activities was $10.3 million for the nine months ended December 31, 2014, compared to $9.8 million for the same period in the prior year, which represented an increase in the dividend paid in the period.

As of December 31, 2014 the Company had approximately $10.2 million remaining under the Company’s share repurchase plan. Subsequent to December 31, 2014, on January 20, 2015 our Board of Directors declared a $0.17 per share dividend. The Board established a February 3, 2015 record date and a February 13, 2015 payment date. Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan, on dividends, or on its operating activities. As of December 31, 2014 the Company had no outstanding lease commitments except for the lease for its 65,300 square foot facility. We are not currently bound by any long or short term agreements for the purchase or lease of capital expenditures. Any amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Presently, we have approximately $750,000 forecasted for capital expenditures for the remainder of Fiscal 2015, which will be funded through cash from operations. The Company’s primary source of working capital is cash from operations. The Company presently has no need for alternative sources of working capital, and has no commitments or plans to obtain additional capital.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of December 31, 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, short term investments, accounts receivable, and accounts payable. The book values of cash equivalents, short term investments, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and investments. As of December 31, 2014, we had $37.1 million in cash and cash equivalents and $15.6 million in short term investments. A majority of our cash and cash equivalents and investments generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments. It would also impact the market value of our investments. Our investments are subject to market risk, primarily interest rate and credit risk. Our investments are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our investments to high-quality debt instruments with both short and long term maturities. We do not hold any derivative financial instruments that could expose us to significant market risk. At December 31, 2014, we had no debt obligations.

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended December 31, 2014, the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective such that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act: (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not make any sales of unregistered securities during the third quarter of Fiscal 2015.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report.

31.1
Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2014, Commission File No. 000-28827).

31.2
Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2014, Commission File No. 000-28827).

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2014, Commission File No. 000-28827).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.
(The “Registrant”)

Date: January 26, 2015

By:	/s/	Menderes Akdag
Menderes Akdag

Chief Executive Officer and President
(principal executive officer)

By:	/s/	Bruce S. Rosenbloom
Bruce S. Rosenbloom

Chief Financial Officer
(principal financial and accounting officer)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

PETMED EXPRESS, INC

FORM 10-Q

FOR THE QUARTER ENDED:

DECEMBER 31, 2014

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