Form 10-K
period 2015-03-31
PETMED EXPRESS INC
filed 2015-05-22
CIK 1040130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of September 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $262.5 million based on the closing sales price of the registrant’s Common Stock on that date, as reported on the NASDAQ Global Select Market.

The number of shares of the registrant’s Common Stock outstanding as of May 22, 2015 was 20,259,359.

DOCUMENTS INCORPORATED BY REFERENCE

Information to be set forth in our Proxy Statement relating to our 2015 Annual Meeting of Stockholders to be held on July 24, 2015 is incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this report.

PETMED EXPRESS, INC.

2015 Annual Report on Form 10-K

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

Our Products

We offer a broad selection of products for dogs and cats.  Our current product line contains approximately 3,000 SKUs of the most popular pet medications, health products, and supplies.  These products include a majority of the well-known brands of medication, such as Frontline Plus®, K9 Advantix® II, Advantage® II, Heartgard Plus®, Sentinel®, Revolution®, and Rimadyl®.  Generally, our prices are competitive with the prices for medications charged by veterinarians and retailers.  In March 2010, we started offering for sale additional pet supplies on our website, which are drop shipped to our customers by third parties.  These pet supplies include: food, beds, crates, stairs, strollers, and other popular pet supplies.

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

Sales

We offer our products through three main sales channels: Internet through our website, telephone contact center through our toll-free number, and direct mail/print through 1-800-PetMeds catalogs, brochures, and postcards.  We have designed our website and catalogs to provide a convenient, cost-effective, and informative shopping experience that encourages consumers to purchase products important for a pet’s health and quality of life.  We believe that these multiple channels allow us to increase the visibility of our brand name and provide our customers with increased shopping flexibility and excellent service.  For the fiscal year approximately 50% of our sales were over-the-counter non-prescription medications and supplies, with the remaining portion being prescription medications.

Internet

We seek to combine our product selection and pet health information with the shopping ease of the Internet to deliver a convenient and personalized shopping experience.  Our website offers health and nutritional product selections for dogs and cats, and relevant editorial and easily obtainable or retrievable resource information.  From our home page, customers can search our website for products and access resources on a variety of information on dogs and cats.  Customers can shop at our website by category, product line, individual product, or symptom.  We attracted approximately 30 million visitors to our website during fiscal 2015, approximately 9% of those visitors placed an order, and our website generated approximately 80% of our total sales for the same time period.  On our website pet owners have access to health information covering pets’ behavior and illnesses, and natural and pharmaceutical remedies specifically for a pet’s problem.  The pet education content on our main website is periodically updated with the latest research for pet owners.

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

Our Customers

Approximately 2.5 million customers have purchased from us within the last two years.  We attracted approximately 529,000 and 597,000 new customers in fiscal 2015 and 2014, respectively.  Our customers are located throughout the United States, with approximately 50% of customers residing in California, Florida, New York, Texas, Pennsylvania, Virginia, North Carolina, and New Jersey.  Our primary focus has been on retail customers and the average purchase was approximately $77 for fiscal 2015 compared to $75 for fiscal 2014.

Marketing

The goal of our marketing strategy is to build brand recognition, increase customer traffic, add new customers, build strong customer loyalty, maximize reorders, and develop incremental revenue opportunities.  We have an integrated marketing campaign that includes television advertising, online marketing, direct mail/print and e-mail.

Television Advertising

Our television advertising is designed to build brand equity, create brand awareness, and generate initial purchases of products via the telephone and the Internet.  We have used :30 and :15 second television commercials to attract new customer orders.  Our television commercials typically focus on our ability to rapidly deliver to customers the same medications offered by veterinarians, but at reduced prices.  We generally purchase advertising to target our key demographic group – women, ages 30 to 65.  We believe that television advertising is particularly effective and instrumental in building brand awareness.

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

Operations

Order Processing

Our website allows customers to easily browse and purchase all of our products online.  Our website is designed to be fast, secure, and easy to use with order and shipping confirmations, and with online order tracking capabilities.  We provide our customers with toll-free telephone access to our customer care representatives.  Our call center generally operates from 8:00 AM to 11:00 PM, Monday through Thursday, 8:00 AM to 9:00 PM on Friday, 9:00 AM to 6:00 PM on Saturday, and 10:00 AM to 5:00 PM on Sunday, Eastern Time.  The process of customers purchasing products from 1-800-PetMeds consists of a few simple steps.  A customer first places an order online or a call to our toll-free telephone number.  The following information is needed to process prescription orders: pet information, prescription information, and the veterinarian’s name and phone number.  This information is entered into our computer system.  Then our pharmacists and pharmacy technicians verify all prescriptions.  The order process system checks for the verification for prescription medication orders and a valid payment method for all orders.  An invoice is generated and printed in our fulfillment center, where items are picked, and then shipped via United States Postal Service, Federal Express, or UPS.  Our customers enjoy the convenience of rapid home delivery, with approximately 79% of all orders being shipped within 24 hours of ordering.

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

Purchasing

We purchase our products from a variety of sources, including certain manufacturers, domestic distributors, and wholesalers.  There were four suppliers from whom we purchased approximately 50% of all products in fiscal 2015.  We purchase the majority of the health and nutritional supplements directly from manufacturers.  We believe having strong relationships with product manufacturers will ensure the availability of an adequate volume of products ordered by our customers, and will enable us to provide more and better product information.  Historically, substantially all the major manufacturers of prescription and non-prescription medications have declined to sell these products to direct marketing companies, such as our Company.  (See Risk Factors.)  Part of our growth strategy includes developing direct relationships with the leading pharmaceutical manufacturers of the more popular prescription and non-prescription medications.

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

According to the American Pet Products Manufacturers Association, pet spending in the United States increased 4.2% to $58.0 billion in 2014.  Pet supplies and medications represented $13.8 billion, or 24% of the total spending on pets in the United States.  The pet medication market that we participate in is estimated to be approximately $4.0 billion, with veterinarians having the majority of the market share.  The dog and cat population is approximately 164 million, with approximately 65% of all households having a pet.

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

Intellectual Property

We conduct our business under the trade name “1-800-PetMeds” and use a family of trade names all containing the term “PetMeds” or “PetMed” in some form.   We believe the “1-800-PetMeds” trade name, which is also our toll-free telephone number, and the “PetMeds” family of trademarks, has added significant value and is an important factor in the marketing of our products. We have also obtained the right to use and control the Internet addresses www.1800petmeds.com, www.1888petmeds.com, www.petmedexpress.com, www.petmed.com, and www.petmeds.com.   We do not expect to lose the ability to use the Internet addresses; however, there can be no assurance in this regard and the loss of these addresses may have a material adverse effect on our financial position and results of operations.  We are the exclusive owners of United States Trademark Registrations for “PetMed Express and Design®,” “1888PetMeds and Design®,” “1-800-PetMeds and Design®,” 1-800-PetMeds®,” and “PetMeds®.”

Government Regulation

Dispensing prescription medications is governed at the state level by Boards of Pharmacy, or similar regulatory agencies, of each state where prescription medications are dispensed.  We are subject to regulation by the State of Florida and are licensed as a community pharmacy by the Florida Board of Pharmacy.  Our current license is valid until February 28, 2017, and prior to that date a renewal application will be submitted to the Board of Pharmacy.  During fiscal 2015 we obtained a federal registration, and state registrations/permits as required, to dispense Schedule IV controlled substances, Our pharmacy practice is also licensed and/or regulated by 49 other state pharmacy boards and the United States Drug Enforcement Administration, and with respect to our products, by other regulatory authorities including, but not necessarily limited to, the United States Food and Drug Administration (“FDA”) and the United States Environmental Protection Agency.  As a licensed pharmacy in the State of Florida, we are subject to the Florida Pharmacy Act and regulations promulgated thereunder.  To the extent that we are unable to maintain our license as a community pharmacy with the Florida Board of Pharmacy, or if we do not maintain the licenses granted by other state pharmacy boards, or if we become subject to actions by the FDA, or other enforcement regulators, our distribution of prescription medications to pet owners could cease, which could have a material adverse effect on our financial condition and results of operations.

Employees

We currently have 182 full time employees, including: 106 in customer care and marketing; 31 in fulfillment and purchasing; 34 in our pharmacy; 3 in information technology; 3 in administrative positions; and 5 in management.  None of our employees are represented by a labor union, or governed by any collective bargaining agreements.  We consider relations with our employees to be satisfactory.

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

We may inadvertently fail to comply with various state or federal regulations covering the dispensing of prescription pet medications which may subject us to reprimands, sanctions, probations, fines, suspensions, or the loss of one or more of our pharmacy licenses.

The sale and delivery of prescription pet medications is generally governed by state laws and state regulations, and with respect to controlled substances, by federal law.  Since our pharmacy is located in the State of Florida, the Company is governed by the laws and regulations of the State of Florida.  Each prescription pet medication sale we make is likely also to be covered by the laws of the state where the customer is located.  The laws and regulations relating to the sale and delivery of prescription pet medications vary from state to state, but generally require that prescription pet medications be dispensed with the authorization from a prescribing veterinarian.  To the extent that we are unable to maintain our license as a community pharmacy with the Florida Board of Pharmacy, or if we do not maintain the licenses granted by other state boards, or if we become subject to actions by the FDA, or other enforcement regulators, our dispensing of prescription medications to pet owners could cease, which could have a material adverse effect on our operations.

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

Since we began our operations some veterinarians have resisted providing our customers with a copy of their pet’s prescription or authorizing the prescription to our pharmacy staff, thereby effectively preventing us from filling such prescriptions under state law.  We have also been informed by customers and consumers that veterinarians have tried to discourage pet owners from purchasing from internet mail-order pharmacies.  Sales of prescription medications represented approximately 50% of our sales for the fiscal year.  Although veterinarians in some states are required by law to provide a pet owner with a prescription if medically appropriate, if the number of veterinarians who refuse to authorize prescriptions should increase, or if veterinarians are successful in discouraging pet owners from purchasing from internet mail-order pharmacies, our sales could decrease and our financial condition and results of operations may be materially adversely affected.

Significant portions of our sales are made to residents of eight states.  If we should lose our pharmacy license in one or more of these states, our financial condition and results of operations would be materially adversely affected.

While we ship pet medications to customers in all 50 states, approximately 50% of our sales for the fiscal year ended March 31, 2015 were made to customers located in the states of California, Florida, New York, Texas, Pennsylvania, Virginia, North Carolina, and New Jersey.   If for any reason our license to operate a pharmacy in one or more of those states should be suspended or revoked, or if it is not granted or renewed, our ability to sell prescription medications to residents of those states would cease and our financial condition and results of operations in future periods would be materially adversely affected.

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
8

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

Because our operating results are difficult to predict, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.  The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm, and flea and tick medications.  For the quarters ended June 30, 2014, September 30, 2014, December 31, 2014, and March 31, 2015, Company sales were 32%, 25%, 21%, and 22%, respectively.  In addition to the seasonality of our sales, our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, including weather, many of which are out of our control.  Any change in one or more of these factors could materially adversely affect our financial condition and results of operations in future periods.

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

Our business is dependent upon the efficient operation of our information systems. In particular, we rely on our information systems to effectively manage our business model strategy, with tools to track and manage sales, inventory, marketing, customer service efforts, the preparation of our consolidated financial and operating data, credit card information, and customer information.  The failure of our information systems to perform as designed or the failure to maintain and enhance or protect the integrity of these systems could disrupt our business operations, adversely impact sales and the results of operations, expose us to customer or third-party claims, or result in adverse publicity.  Additionally, we collect, process, and retain sensitive and confidential customer information in the normal course of our business.  Despite the security measures we have in place and any additional measures we may implement in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events.  Any security breach or event resulting in the misappropriation, loss, or other unauthorized disclosure of confidential information, whether by us directly or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business, or otherwise affect our results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

Our facilities, including our principal executive offices, are located at 1441 S.W. 29th Avenue and 2900 Gateway Drive, Pompano Beach, Florida 33069.  The Company leases its 65,300 square foot executive offices, warehouse facility and customer service and pharmacy contact centers under a non-cancelable operating lease, through December 1, 2016.  The Company is responsible for certain maintenance costs, taxes, and insurance under this lease.  The future minimum annual lease payments are as follows: $781,000 for fiscal 2016 and $519,000 for fiscal 2017, for a lease payment total of $1.3 million.  Rent expense was $794,000, $785,000, and $767,000 for the fiscal years ended March 31, 2015, 2014 and 2013, respectively.  We believe that our facilities are sufficient for our current needs and are in good condition in all material respects.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “PETS.”  The prices set forth below reflect the range of high and low closing sale prices per share in each of the quarters of fiscal 2015 and 2014 as reported by the NASDAQ.

Fiscal 2015:	High	Low
First Quarter	$13.80	$12.63
Second Quarter	$14.54	$13.24
Third Quarter	$14.72	$12.56
Fourth Quarter	$16.59	$14.04

Fiscal 2014:	High	Low
First Quarter	$13.73	$12.37
Second Quarter	$17.17	$12.82
Third Quarter	$16.94	$14.58
Fourth Quarter	$16.65	$12.62

There were 87 holders of record of our common stock at May 22, 2015, and approximately 19,000 of our holders are “street name” or beneficial holders, whose shares are held by banks, brokers, or other financial institutions.

During fiscal 2014 and 2015, our Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount (In thousands)	Payment Date

May 3, 2013	$0.150	May 15, 2013	$3,016	May 24, 2013
July 26, 2013	$0.170	August 12, 2013	$3,433	August 23, 2013
October 28, 2013	$0.170	November 8, 2013	$3,432	November 22, 2013
January 30, 2014	$0.170	February 12, 2014	$3,432	February 21, 2014

May 2, 2014	$0.170	May 14, 2014	$3,432	May 23, 2014
July 21, 2014	$0.170	August 4, 2014	$3,446	August 15, 2014
October 20, 2014	$0.170	November 3, 2014	$3,445	November 14, 2014
January 20, 2015	$0.170	February 3, 2015	$3,445	February 13, 2015

On May 4, 2015, the Company’s Board of Directors declared an increased quarterly dividend of $0.18 per share on its common stock.  The $3.6 million dividend was paid on May 22, 2015, to shareholders of record at the close of business on May 15, 2015.  The Company intends to continue to pay regular quarterly dividends; however the declaration and payment of future dividends is discretionary and will be subject to a determination by the Board of Directors each quarter following its review of the Company’s financial performance.

Share Repurchase Plan

On November 8, 2006, the Company’s Board of Directors approved a share repurchase plan of up to $20.0 million.  On October 31, 2008, November 1, 2010, and August 1, 2011, the Company’s Board of Directors approved a second, third, and fourth share repurchase plan, respectively, each for an additional $20.0 million.  The repurchase plan is intended to be implemented through purchases made from time to time in either the open market or through private transactions at the Company’s discretion, subject to market conditions and other factors, in accordance with Securities and Exchange Commission requirements.  There can be no assurances as to the precise number of shares that will be repurchased under the share repurchase plan, and the Company may discontinue the share repurchase plan at any time subject to compliance with applicable regulatory requirements.  Shares purchased pursuant to the share repurchase plan will either be cancelled or held in the Company’s treasury.  During fiscal 2015 and fiscal 2014 the Company did not repurchase any shares, and as of March 31, 2015, the Company had approximately $10.2 million remaining under the Company’s share repurchase plan.  Since the inception of the share repurchase plan, approximately 5.6 million shares have been repurchased under the plan for approximately $69.8 million, averaging approximately $12.54 per share.

Performance Graph

Set forth below is a line graph comparing the five year cumulative performance of our Common Stock with the Standard & Poor’s Composite-500 Stock Index (the “S&P 500”), the Nasdaq Composite, and the Russell 2000, from March 31, 2010 to March 31, 2015.  The graph assumes that $100 was invested on March 31, 2010 in each of our Common Stock, the S&P 500, the Nasdaq Composite, and the Russell 2000.  Because we have historically paid dividends on a quarterly basis, the graph assumes that dividends were reinvested.  The performance graph and related information below shall not be deemed “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Performance graph data:

	Fiscal Year Ended March 31,
	2010	2011	2012	2013	2014	2015
Nasdaq Composite	100.00	116.80	132.87	143.58	188.17	219.73
S&P 500	100.00	115.65	125.52	143.05	174.31	196.51
Russell 2000	100.00	125.79	125.56	146.03	182.39	197.37
PetMed Express, Inc.	100.00	73.57	60.23	74.94	78.48	101.55

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2006 Employee Equity Compensation Restricted Stock Plan and 2006 Outside Director Equity Compensation Restricted Stock Plan as of March 31, 2015:

EQUITY COMPENSATION PLAN INFORMATION
(In thousands, except for per share amounts)

	Number of securities		Number of securities
	to be issued upon	Weighted average	remaining available
	exercise of outstanding	exercise price of	for future issuance
	options, warrants	outstanding options,	under equity
Plan category	and rights	warrants and rights	compensation plans

2006 Employee Restricted Stock Plan	773	-	558

2006 Director Restricted Stock Plan	242	-	290

Total	1,015		848

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and notes thereto, and other financial information included elsewhere in this Annual Report on Form 10-K.  The Consolidated Statements of Income data set forth below for the fiscal years ended March 31, 2015, 2014, and 2013 and the Consolidated Balance Sheet data as of March 31, 2015 and 2014 have been derived from our audited Consolidated Financial Statements which are included elsewhere in this Annual Report on Form 10-K.  The Consolidated Statements of Income data set forth below for the fiscal years ended March 31, 2012 and 2011 and the Consolidated Balance Sheet data as of March 31, 2013, 2012 and 2011 have been derived from our audited Consolidated Financial Statements which are not included in this Annual Report on Form 10-K.

CONSOLIDATED STATEMENTS OF INCOME DATA
(In thousands, except for per share amounts)

	Fiscal Year Ended March 31,
	2015	2014	2013	2012	2011

Sales	$229,395	$233,391	$227,829	$238,250	$231,642
Cost of sales	153,125	155,774	150,708	158,085	147,686
Gross profit	76,270	77,617	77,121	80,165	83,956
Operating expenses	48,657	49,399	50,116	54,143	50,932
Net income	17,453	17,972	17,165	16,659	20,871
Net income per common share:
Basic	0.87	0.90	0.86	0.81	0.93
Diluted	0.87	0.90	0.86	0.80	0.92
Weighted average number of
common shares outstanding:
Basic	20,015	19,901	19,926	20,613	22,514
Diluted	20,136	20,043	20,049	20,708	22,643
Cash dividends declared per common share	0.680	0.660	1.600	0.525	0.475

CONSOLIDATED BALANCE SHEET DATA
(In thousands)

	March 31,
	2015	2014	2013	2012	2011

Working capital	$72,983	$66,116	$59,760	$78,216	$80,643
Total assets	82,852	78,375	73,179	91,064	106,287
Total liabilities	7,417	8,158	9,165	9,883	9,282
Shareholders’ equity	75,435	70,217	64,014	81,181	97,005

NON FINANCIAL DATA (UNAUDITED)
(In thousands)

	March 31,
	2015	2014	2013	2012	2011

New customers acquired	529	597	630	722	645
Total accumulated customers (1)	8,586	8,057	7,460	6,830	6,108

(1) includes both active and inactive customers

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

PetMed Express was incorporated in the state of Florida in January 1996.  The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “PETS.”  The Company began selling pet medications and other pet health products in September 1996.  In March 2010 the Company started offering for sale additional pet supplies on its website, and these items are drop shipped to customers by third party vendors. Presently, the Company’s product line includes approximately 3,000 SKUs of the most popular pet medications, health products, and supplies for dogs and cats.

The Company markets its products through national television, online, and direct mail/print advertising campaigns which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases.  Approximately 80% of all sales were generated via the Internet in fiscal 2015, compared to 79% in fiscal 2014.  The Company’s sales consist of products sold mainly to retail consumers.  The twelve-month average purchase was approximately $77 and $75 per order for the fiscal years ended March 31, 2015 and 2014, respectively.

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

Revenue recognition

The Company generates revenue by selling pet medication products and pet supplies primarily to retail consumers.  The Company’s policy is to recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the customer.  Outbound shipping and handling fees are included in sales and are billed upon shipment.  Shipping expenses are included in cost of sales.  The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days.  Credit card sales minimize accounts receivable balances relative to sales.  The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks.  The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends.  The allowance for doubtful accounts was approximately $8,000 at March 31, 2015, compared to $7,000 at March 31, 2014.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method.  The Company writes down its inventory for estimated obsolescence.  The inventory reserve was approximately $63,000 and $90,000 as of March 31, 2015 and 2014, respectively.

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

Results of Operations

The following should be read in conjunction with the Company’s Consolidated Financial Statements and the related notes thereto included elsewhere herein.  The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Consolidated Statements of Comprehensive Income:

	Fiscal Year Ended March 31,

	2015	2014	2013

Sales	100.0%	100.0%	100.0%
Cost of sales	66.8	66.7	66.1

Gross profit	33.2	33.3	33.9

Operating expenses:
General and administrative	9.2	9.2	9.5
Advertising	11.0	11.6	12.0
Discontinued project costs	0.7	-	-
Depreciation	0.3	0.4	0.5
Total operating expenses	21.2	21.2	22.0

Income from operations	12.0	12.1	11.9

Total other income	0.1	0.1	0.1

Income before provision for income taxes	12.1	12.2	12.0

Provision for income taxes	4.5	4.5	4.5

Net income	7.6%	7.7%	7.5%

Fiscal 2015 Compared to Fiscal 2014

Sales

Sales decreased by approximately $4.0 million, or 1.7%, to approximately $229.4 million for the fiscal year ended March 31, 2015, from approximately $233.4 million for the fiscal year ended March 31, 2014.  The decrease in sales for the fiscal year ended March 31, 2015 was primarily due to decreased new order and reorder sales.  Fiscal 2015 sales were negatively impacted primarily by the weakness in demand for flea and tick topical pet medications.  The Company acquired approximately 529,000 new customers for the year ended March 31, 2015, compared to approximately 597,000 new customers for the same period the prior year.

The following chart illustrates sales by various sales classifications:

Sales (In thousands)	2015	%	2014	%	$ Variance	% Variance

Reorder Sales	$189,685	82.7%	$191,205	81.9%	$(1,520)	-0.8%
New Order Sales	$39,710	17.3%	$42,186	18.1%	$(2,476)	-5.9%

Total Net Sales	$229,395	100.0%	$233,391	100.0%	$(3,996)	-1.7%

Internet Sales	$184,078	80.2%	$184,356	79.0%	$(278)	-0.2%
Contact Center Sales	$45,317	19.8%	$49,035	21.0%	$(3,718)	-7.6%

Total Net Sales	$229,395	100.0%	$233,391	100.0%	$(3,996)	-1.7%

Going forward sales may continue to be adversely affected due to increased competition and consumers giving more consideration to price.  The majority of our product sales were affected by the seasons, due to the seasonality of mainly heartworm, and flea and tick medications.  For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2015, the Company’s sales were approximately 32%, 25%, 21%, and 22%, respectively.  For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2014, the Company’s sales were approximately 32%, 26%, 21%, and 21%, respectively.

Cost of sales

Cost of sales decreased by $2.7 million, or 1.7%, to $153.1 million for the fiscal year ended March 31, 2015, from $155.8 million for the fiscal year ended March 31, 2014.  The decrease in cost of sales is directly related to a reduction in sales.  As a percentage of sales, cost of sales was 66.8% in fiscal 2015, as compared to 66.7% in fiscal 2014.  The cost of sales percentage increase can be mainly attributed to a slight increase in product costs.

Gross profit

Gross profit decreased by $1.3 million, or 1.7%, to $76.3 million for the fiscal year ended March 31, 2015, from $77.6 million for the fiscal year ended March 31, 2014.  Gross profit as a percentage of sales for fiscal 2015 was 33.2% compared to 33.3%, for fiscal 2014.  The gross profit percentage decrease can be mainly attributed to a slight increase in product costs.

General and administrative expenses

General and administrative expenses decreased by $251,000, or 1.2%, to $21.1 million for the fiscal year ended March 31, 2015 from $21.4 million for the fiscal year ended March 31, 2014.  The decrease in general and administrative expenses for the fiscal year ended March 31, 2015 was primarily due to the following: a $151,000 reduction in payroll expense; a $103,000 decrease in bank service fees due to a decrease in sales; a $84,000 decrease in property expenses related to computer maintenance expenses; and a $57,000 decrease in other expenses including office expense, insurance expense, and licenses and fees.  Offsetting the decrease was a $67,000 increase in professional fees, with the majority of the increase relating to investor relations and pharmacy; a $53,000 one-time charge relating to state/county sales tax which was not collected on behalf of our customers; and a $24,000 increase in telephone expenses.  General and administrative expenses as a percentage of sales was 9.2% for both the fiscal years ended March 31, 2015 and 2014, respectively.

Advertising expenses

Advertising expenses decreased by approximately $2.0 million to approximately $25.2 million for the year ended March 31, 2015, from approximately $27.2 million for the year ended March 31, 2014.  The decrease in advertising expenses for fiscal 2015 can be attributed to a reduction in television and print advertising.  The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $48 for the fiscal year ended March 31, 2015, compared to $46 for the fiscal year ended March 31, 2014.  Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, increased advertising spending, and price competition.  Historically, the advertising environment fluctuates due to supply and demand.  A more favorable advertising environment may positively impact future new order sales, whereas a less favorable advertising environment may negatively impact future new order sales.

As a percentage of sales, advertising expense was 11.0 % and 11.6% for the fiscal years ended March 31, 2015 and 2014, respectively.  The decrease in advertising expense as a percentage of total sales for the fiscal year ended March 31, 2015 can be attributed to a reduction in advertising expense.  The Company currently anticipates advertising as a percentage of sales to be approximately 11% for fiscal 2016.  However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.  For the fiscal year ended March 31, 2015, quarterly advertising expenses as a percentage of sales ranged between 8% and 14%.

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

Depreciation

Depreciation decreased by approximately $207,000, to approximately $660,000 for the year ended March 31, 2015, from approximately $867,000 for the year ended March 31, 2014.  This decrease to depreciation for the year ended March 31, 2015 can be attributed to more fixed assets becoming fully depreciated.

Other income

Other income increased slightly, to approximately $185,000 for the year ended March 31, 2015 from approximately $181,000 for the year ended March 31, 2014.  Interest income may decrease in the future as the Company utilizes its cash balances on its share repurchase plan, with approximately $10.2 million remaining as of March 31, 2015, on any quarterly dividend payment, or on its operating activities.

Provision for income taxes

For the fiscal years ended March 31, 2015 and 2014, the Company recorded an income tax provision for approximately $10.3 million and $10.4 million, respectively.  The decrease to the income tax provision for fiscal 2015 is related to a reduction in operating income for the period due to the one-time discontinued project charge of $1.7 million.  The net after tax impact of this one-time charge was $1.1 million, which reduced the income tax provision by approximately $600,000.  The effective tax rate for the fiscal years ended March 31, 2015 and 2014 were 37.2% and 36.7%, respectively.  The effective tax rate increase for the fiscal year ended March 31, 2015, can be attributed to a one-time charge related to a fiscal 2015 income tax under-accrual, which was recognized in the quarter ended December 31, 2014, compared to a one-time benefit related to a fiscal 2014 income tax over-accrual, which was recognized in the quarter ended December 31, 2013. The Company estimates its effective tax rate will be approximately 37.0% for fiscal 2016.

Net income

Net income decreased by approximately $519,000, or 2.9%, to approximately $17.5 million for the fiscal year ended March 31, 2015 from approximately $18.0 million for the fiscal year ended March 31, 2014.  The decrease was primarily due to a reduction in sales, and the recognition of one-time project charge of $1.7 million during the fiscal year.  The net after tax impact of this one-time charge was $1.1 million.

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

Liquidity and Capital Resources

The Company’s working capital at March 31, 2015 and 2014 was approximately $73.0 million and approximately $66.1 million, respectively.  The $6.9 million increase in working capital was primarily attributable to cash flow generated from operations, offset by dividends paid.  Net cash provided by operating activities was $32.0 million and $13.5 million for the fiscal years ended March 31, 2015 and 2014, respectively.  This change can be mainly attributed to a decrease in the Company’s inventory balance.  Net cash used in investing activities was $986,000 and $129,000 for the years ended March 31, 2015 and 2014, respectively.  This change can be attributed to increased property and equipment additions during fiscal 2015.  Net cash used in financing activities was $13.7 million and $13.2 million for the years ended March 31, 2015 and 2014, respectively.  This change represented an increase in the dividends paid during the year.  As of March 31, 2015 the Company had approximately $10.2 million remaining under the Company’s share repurchase plan, and no shares were repurchased in fiscal 2015.

Subsequent to March 31, 2015, the Company’s Board of Directors declared an increased quarterly dividend of $0.18 per share on May 4, 2015.  The Board established a May 15, 2015 record date and a May 22, 2015 payment date.  Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan, on quarterly dividends, or on its operating activities.

As of both March 31, 2015 and 2014 the Company had no outstanding lease commitments except for the lease for its 65,300 square foot facility.  We are not currently bound by any long or short term agreements for the purchase or lease of capital expenditures.  Any material amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any increase in our business.  To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future.  Presently, we have approximately $1.0 million forecasted for capital expenditures in fiscal 2016 which will be funded through cash from operations.  The Company’s primary source of working capital is cash from operations.  The Company presently has no need for alternative sources of working capital, and has no commitments or plans to obtain additional capital.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2015.

Contractual Obligations and Commitments (In thousands)

	Total	Less than 1 year	1-2 years	3-5 Years	More than 5 years

Property lease	$1,300	$781	$519	$-	$-
Executive employment contract	$550	$550	$-	$-	$-

Total obligations	$1,850	$1,331	$519	$-	$-

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices.  Our financial instruments include cash and cash equivalents, short term investments, accounts receivable, and accounts payable.  The book values of cash equivalents, short term investments, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments.  Interest rates affect our return on excess cash and investments.  At March 31, 2015, we had $35.6 million in cash and cash equivalents and $15.6 million in short term investments.  A majority of our cash and cash equivalents and investments generates interest income based on prevailing interest rates.

A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments.  It would also impact the market value of our investments.  Our investments are subject to market risk, primarily interest rate and credit risk.  Our investments are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors.  Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our investments to high-quality debt instruments with both short and long term maturities.  We do not hold any derivative financial instruments that could expose us to significant market risk.  At March 31, 2015, we had no debt obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 PETMED EXPRESS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
PetMed Express, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of PetMed Express, Inc. and subsidiaries as of March 31, 2015 and 2014, and the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PetMed Express, Inc. and subsidiaries as of March 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2015, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PetMed Express, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated May 22, 2015 expressed an unqualified opinion on the effectiveness of PetMed Express, Inc. and subsidiaries’ internal control over financial reporting.

/s/ McGladrey LLP
McGladrey LLP

Fort Lauderdale, Florida
May 22, 2015

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	March 31,
	2015	2014
ASSETS

Current assets:
Cash and cash equivalents	$35,613	$18,305
Short term investments - available for sale	15,591	15,539
Accounts receivable, less allowance for doubtful accounts of $8 and $7, respectively	1,931	1,761
Inventories - finished goods	25,068	35,727
Prepaid expenses and other current assets	1,380	1,761
Deferred tax assets	817	1,062
Prepaid income taxes	-	54
Total current assets	80,400	74,209

Nonurrent assets:
Prepaid expenses	-	1,996
Property and equipment, net	1,569	1,310
Intangible assets	860	860
Deferred tax assets	23	-
Total noncurrent assets	2,452	4,166

Total assets	$82,852	$78,375

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,153	$5,768
Accrued expenses and other current liabilities	2,214	2,325
Income taxes payable	50	-
Total current liabilities	7,417	8,093

Deferred tax liabilities	-	65

Total liabilities:	7,417	8,158

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.001 par value, 5,000 shares authorized; 3 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized; 20,262 and 20,190 shares issued and outstanding, respectively	20	20
Additional paid-in capital	3,117	1,578
Retained earnings	72,343	68,647
Accumulated other comprehensive loss	(54)	(37)

Total shareholders’ equity	75,435	70,217

Total liabilities and shareholders’ equity	$82,852	$78,375

See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except for per share amounts)

	Year Ended March 31,
	2015	2014	2013

Sales	$229,395	$233,391	$227,829
Cost of sales	153,125	155,774	150,708

Gross profit	76,270	77,617	77,121

Operating expenses:
General and administrative	21,101	21,352	21,592
Advertising	25,182	27,180	27,433
Discontinued project costs	1,714	-	-
Depreciation	660	867	1,091
Total operating expenses	48,657	49,399	50,116

Income from operations	27,613	28,218	27,005

Other income (expense):
Interest income, net	184	185	306
Other, net	1	(4)	(5)
Total other income	185	181	301

Income before provision for income taxes	27,798	28,399	27,306

Provision for income taxes	10,345	10,427	10,141

Net income	$17,453	$17,972	$17,165

Net change in unrealized loss on short term investments	(17)	(35)	(46)

Comprehensive income	$17,436	$17,937	$17,119

Net income per common share:
Basic	$0.87	$0.90	$0.86
Diluted	$0.87	$0.90	$0.86

Weighted average number of common shares outstanding:
Basic	20,015	19,901	19,926
Diluted	20,136	20,043	20,049

Cash dividends declared per common share	$0.68	$0.66	$1.60

See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Fiscal years ended March 31, 2013, March 31, 2014, and March 31, 2015
(In thousands)

	Convertible		Common		Additional		Other
	Preferred Stock		Stock		Paid-In	Retained	Comprehensive
	Shares	Amounts	Shares	Amounts	Capital	Earnings	Loss	Total

Balance, March 31, 2012	3	$9	20,338	$20	$-	$81,108	$44	$81,181

Issuance of restricted stock, net	-	-	168	-	-	-	-	-

Share based compensation	-	-	-	-	1,943	-	-	1,943

Dividends declared	-	-	-	-	-	(32,080)	-	(32,080)

Repurchased and retired shares	-	-	(397)	-	(3,865)	-	-	(3,865)

Deferred tax adjustment related to resticted stock	-	-	-	-	(284)	-	-	(284)

Allocation of retirement of repurchased shares of additional paid in capital and retained earnings	-	-	-	-	2,206	(2,206)	-	-

Net income	-	-	-	-	-	17,165	17,165	17,165

Other comprehensive loss:
Net Change in unrealized loss on short term investments							(46)	(46)

Total comprehensive income							$17,119	-

Balance, March 31, 2013	3	9	20,109	20	-	63,987	(2)	64,014

Issuance of restricted stock, net	-	-	81	-	-	-	-	-

Share based compensation	-	-	-	-	1,479	-	-	1,479

Dividends declared	-	-	-	-	-	(13,312)	-	(13,312)

Deferred tax adjustment related to resticted stock	-	-	-	-	99	-	-	99

Net income	-	-	-	-	-	17,972	17,972	17,972

Other comprehensive loss:
Net Change in unrealized loss on short term investments							(35)	(35)

Total comprehensive income							$17,937	-

Balance, March 31, 2014	3	9	20,190	20	1,578	68,647	(37)	70,217

Issuance of restricted stock, net	-	-	72	-	-	-	-	-

Share based compensation	-	-	-	-	1,481	-	-	1,481

Dividends declared	-	-	-	-	-	(13,757)	-	(13,757)

Deferred tax adjustment related to resticted stock	-	-	-	-	58	-	-	58

Net income	-	-	-	-	-	17,453	17,453	17,453

Other comprehensive loss:
Net Change in unrealized loss on short term investments							(17)	(17)

Total comprehensive income							$17,436	-

Balance, March 31, 2015	3	$9	20,262	$20	$3,117	$72,343	$(54)	$75,435

See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

		Year Ended
		March 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$17,453	$17,972	$17,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	660	867	1,091
Share based compensation	1,481	1,479	1,943
Discontinued project costs	1,714	-	-
Deferred income taxes	157	(183)	(76)
Bad debt expense	94	95	56
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Accounts receivable	(264)	(417)	77
Inventories - finished goods	10,659	(4,126)	(5,384)
Prepaid income taxes	54	(54)	199
Prepaid expenses and other current assets	662	(1,237)	(1,279)
Accounts payable	(616)	(686)	(165)
Accrued expenses and other current liabilities	(61)	(42)	(499)
Income taxes payable	50	(162)	162
Net cash provided by operating activities	32,043	13,506	13,290

Cash flows from investing activities:
Net change in investments	(68)	(84)	(5,189)
Purchases of property and equipment	(918)	(45)	(626)
Net cash used in investing activities	(986)	(129)	(5,815)

Cash flows from financing activities:
Dividends paid	(13,807)	(13,326)	(31,972)
Purchases of treasury stock	-	-	(3,865)
Tax adjustment related to stock compensation	58	99	(284)
Net cash used in financing activities	(13,749)	(13,227)	(36,121)

Net increase (decrease) in cash and cash equivalents	17,308	150	(28,646)
Cash and cash equivalents, at beginning of year	18,305	18,155	46,801

Cash and cash equivalents, at end of year	$35,613	$18,305	$18,155

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$10,026	$10,727	$10,140

Retirement of treasury stock	$-	$-	$3,865

Dividends payable in accrued expenses	$212	$262	$276

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)           Summary of Significant Accounting Policies

Organization

PetMed Express, Inc. and subsidiaries, d/b/a 1-800-PetMeds (the “Company”), is a leading nationwide pet pharmacy. The Company markets prescription and non-prescription pet medications, health products, and supplies for dogs and cats, direct to the consumer. The Company markets its products through national television, online, and direct mail/print advertising campaigns, which aim to increase the recognition of the “1-800-PetMeds” brand name and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases. The majority of all of the Company’s sales are to residents in the United States. The Company’s executive offices are located in Pompano Beach, Florida. The Company’s fiscal year end is March 31, and references herein to fiscal 2015, 2014, or 2013 refer to the Company’s fiscal years ended March 31, 2015, 2014, and 2013, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Revenue Recognition

The Company generates revenue by selling pet medication products and pet supplies mainly to retail consumers. The Company’s policy is to recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the customer. Outbound shipping and handling fees are included in sales and are billed upon shipment. Shipping expenses are included in cost of sales. The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize the accounts receivable balances relative to sales. The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from the customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends. At March 31, 2015 and 2014, the allowance for doubtful accounts was approximately $8,000 and $7,000, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2015 and 2014 consisted of the Company’s cash accounts and money market accounts with a maturity of three months or less. The carrying amount of cash equivalents approximates fair value. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Short Term Investments

The Company’s short term investments balance consists of short term bond mutual funds. In accordance with ASC Topic 320 (“Accounting for Certain Investments in Debt and Equity Securities”), short term investments are accounted for as available for sale securities with any changes in fair value to be reflected in other comprehensive income (loss). The Company had a short term investments balance of $15.6 million and $15.5 million as of March 31, 2015 and March 31, 2014, respectively.

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

Inventories

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. The inventory reserve was approximately $63,000 and $90,000 at March 31, 2015 and 2014, respectively.

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

Business Concentrations

The Company purchases its products from a variety of sources, including certain manufacturers, domestic distributors, and wholesalers. We have multiple suppliers for each of our products to obtain the lowest cost. There were four suppliers from whom we purchased approximately 50% of all products in fiscal 2015 compared to five suppliers in fiscal 2014.

Accounting for Share Based Compensation

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)           Summary of Significant Accounting Policies (Continued)

Comprehensive Income

The Company applies ASC Topic 220 (“Reporting Comprehensive Income”) which requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. For the years ended March 31, 2015, 2014 and 2013 the Company recorded an unrealized loss of $17,000, $35,000 and $46,000 on its short term investments, respectively.

The following is a summary of our comprehensive income (in thousands):

		March 31,
	2015	2014	2013

Net income	$17,453	$17,972	$17,165
Net change in unrealized loss on short term investments	(17)	(35)	(46)
Comprehensive income	$17,436	$17,937	$17,119

Income Taxes

The Company accounts for income taxes under the provisions of ASC Topic 740 (“Accounting for Income Taxes”) which generally requires the recognition of deferred tax assets and liabilities for the expected future tax benefits or consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting carrying values and the tax bases of assets and liabilities, and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse. As required by “Accounting for Uncertainty in Income Taxes” guidance, which clarifies ASC Topic 740, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the Consolidated Financial Statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applies “Accounting for Uncertainty in Income Taxes” guidance to all tax positions for which the statute of limitations remained open. The Company files tax returns in the U.S. federal jurisdiction and Florida and Georgia. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years ending March 31, 2010. Any interest and penalties related to income taxes will be recorded to other income (expenses).

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the fiscal 2015 presentation. These reclassifications had no impact on net income, shareholders’ equity or cash flows as previously reported.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company’s cash equivalents and short term investments are classified within Level 1. Assets and liabilities measured at fair value are summarized below (in thousands):

		Fair Value Measurement at March 31, 2015 Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and Cash equivalents - money market funds	$35,613	$35,613	$-	$-
Short term investments -bond mutual funds	15,591	15,591	-	-

	$51,204	$51,204	$-	$-

(3)           Property and Equipment

Major classifications of property and equipment consist of the following (in thousands):

	March 31,
	2015	2014

Leasehold improvements	$1,119	$1,124
Computer software	3,391	2,749
Furniture, fixtures and equipment	4,686	5,771
	9,196	9,644
Less: accumulated depreciation	(7,627)	(8,334)

Property and equipment, net	$1,569	$1,310

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)           Accrued Expenses and Other Current Liabilities

Major classifications of accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,
	2015	2014

Accrued sales tax	$465	$478
Accrued credit card fees	285	275
Accrued salaries and benefits	741	754
Accrued professional expenses	225	275
Accrued sales return allowance	147	143
Accrued dividends payable	212	262
Other accrued liabilities	139	138

Accrued expenses and other current liabilities	$2,214	$2,325

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands, except for per share amounts):

	Year Ended March 31,
	2015	2014	2013

Net income (numerator):
Net income	$17,453	$17,972	$17,165

Shares (denominator)
Weighted average number of common shares outstanding used in basic computation	20,015	19,901	19,926
Common shares issuable upon the vesting of restricted stock	111	132	113
Common shares issuable upon conversion of preferred shares	10	10	10
Shares used in diluted computation	20,136	20,043	20,049

Net income per common share:
Basic	$0.87	$0.90	$0.86
Diluted	$0.87	$0.90	$0.86

At March 31, 2015 and 2014, all restricted stock was included in the diluted net income per common share computation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)           Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	March 31,
	2015	2014
Deferred tax assets:
Accrued expenses	$545	$679
Deferred stock compensation	246	248
Net operating loss carryforward	-	53
Bad debt and inventory reserves	26	35
Property and equipment	23	-

Total deferred tax assets	840	1,015

Deferred tax liabilities:
Property and equipment	-	(18)

Total net deferred taxes	$840	$997

At March 31, 2015, the Company had no federal net operating loss carryforwards.

The components of the income tax provision consist of the following (in thousands):

	Year Ended March 31,
	2015	2014	2013

Current taxes
Federal	$9,303	$9,689	$9,588
State	885	921	913
Total current taxes	10,188	10,610	10,501

Deferred taxes
Federal	143	(167)	(329)
State	14	(16)	(31)
Total deferred taxes	157	(183)	(360)

Total provision for income taxes	$10,345	$10,427	$10,141

The reconciliation of income tax provision computed at the U.S. federal statutory tax rates to income tax expense is as follows (in thousands):

	Year Ended March 31,
	2015	2014	2013

Income taxes at U.S. statutory rates	$9,729	$9,940	$9,557
State income taxes, net of federal tax benefit	589	583	562
Permanent differences	(29)	(35)	(74)
Other	56	(61)	96

Total provision for income taxes	$10,345	$10,427	$10,141

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)           Discontinued Project Costs

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

(8)           Shareholders’ Equity

Preferred Stock

In April 1998, the Company issued 250,000 shares of its $.001 par value preferred stock at a price of $4.00 per share, less issuance costs of $112,187. Each share of the preferred stock is convertible into approximately 4.05 shares of common stock at the election of the shareholder. The shares have a liquidation value of $4.00 per share and may pay dividends at the sole discretion of the Company. The Company does not anticipate paying dividends to the preferred shareholders in the foreseeable future. Each share of preferred stock is entitled to one vote on all matters submitted to a vote of shareholders of the Company. As of March 31, 2015 and 2014, 2,500 shares of the convertible preferred stock remained unconverted and outstanding.

Share Repurchase Plan

On November 8, 2006, the Company’s Board of Directors approved a share repurchase plan of up to $20.0 million. On October 31, 2008, November 1, 2010, and August 1, 2011, the Company’s Board of Directors approved a second, third, and fourth share repurchase plan, respectively, each for an additional $20.0 million. The repurchase plan is intended to be implemented through purchases made from time to time in either the open market or through private transactions at the Company’s discretion, subject to market conditions and other factors, in accordance with Securities and Exchange Commission requirements. There can be no assurances as to the precise number of shares that will be repurchased under the share repurchase plan, and the Company may discontinue the share repurchase plan at any time subject to compliance with applicable regulatory requirements. Shares purchased pursuant to the share repurchase plan will either be cancelled or held in the Company’s treasury. During fiscal 2014 and 2015 the Company had no share repurchases. As of March 31, 2015 the Company had approximately $10.2 million remaining under the Company’s share repurchase plan.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)           Shareholders’ Equity (Continued)

During fiscal 2015, our Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount (In thousands)	Payment Date

May 2, 2014	$0.170	May 14, 2014	$3,432	May 23, 2014
July 21, 2014	$0.170	August 4, 2014	$3,446	August 15, 2014
October 20, 2014	$0.170	November 3, 2014	$3,445	November 14, 2014
January 20, 2015	$0.170	February 3, 2015	$3,445	February 13, 2015

(9)           Restricted Stock

On July 28, 2006, the Company received shareholder approval for the adoption of the 2006 Employee Equity Compensation Restricted Stock Plan (the “Employee Plan”) and the 2006 Outside Director Equity Compensation Restricted Stock Plan (the “Director Plan”). The purpose of the plans is to promote the interests of the Company by securing and retaining both employees and outside directors. The Company had reserved 1.0 million shares of common stock for issuance under the Employee Plan, and 200,000 shares of common stock for issuance under the Director Plan. In July 2012 the Company received shareholder approval to ratify the amendment to the Company’s Director Plan passed by the Board of Directors to increase the number of shares available for issuance under the Director Plan from 200,000 to 400,000. Additionally, the Company received shareholder approval to ratify the amendment passed by the Board of Directors to provide for a 10% automatic increase every year in the amount of shares available for issuance under each of the plans. The value of the restricted stock is determined based on the market value of the stock at the issuance date. The restriction period or forfeiture period is determined by the Company’s Board and is to be no less than 1 year and no more than ten years. The Company had 773,212 restricted common shares issued under the Employee Plan and 242,000 restricted common shares issued under the Director Plan at March 31, 2015, all shares of which were issued subject to a restriction or forfeiture period which will lapse ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period. For both the years ended March 31, 2015 and 2014, the Company recognized compensation expense related to the Employee and Director Plans of $1.5 million, respectively.

A summary of the Company’s non-vested restricted stock as of March 31, 2015 is as follows:
	Employee Plan Number of Shares (In thousands)	Director Plan Number of Shares (In thousands)	Both Plans Number of Shares (In thousands)

Non-vested restricted stock outstanding at March 31, 2014	170	60	230

Restricted stock granted	51	30	81

Restricted stock vested	(83)	(30)	(113)

Restricted stock forfeited or expired	(10)	-	(10)

Non-vested restricted stock outstanding at March 31, 2015	128	60	188

At March 31, 2015 and 2014, there were 188,017 and 229,558 non-vested restricted stock shares outstanding, respectively. During the fiscal years ended March 31, 2015 and 2014, the Company issued, net of forfeitures, 71,858 and 81,500 restricted shares, respectively. At March 31, 2015 and 2014, there were $2.0 million and $2.5 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the remaining weighted average vesting period of 1.5 years and 2.0 years for fiscal 2015 and 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (10)        Valuation and Qualifying Accounts

Activity in the Company’s valuation and qualifying accounts consists of the following (in thousands):

	Year Ended March 31,
	2015	2014	2013
Allowance for doubtful accounts:
Balance at beginning of period	$7	$5	$5
Provision for doubtful accounts	95	95	56
Write-off of uncollectible accounts receivable	(94)	(93)	(56)

Balance at end of year	$8	$7	$5

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

Operating Lease

The Company leases its 65,300 square foot executive offices, warehouse facility, and customer service and pharmacy contact centers under a non-cancelable operating lease.  On April 30, 2014, the Company entered into a seventh amendment of its operating lease agreement to extend its existing lease until December 1, 2016.  The Company is responsible for certain maintenance costs, taxes, and insurance under this lease.

The future minimum annual lease payments are as follows:

Years Ending March 31, (in thousands)

2016	781
2017	519

Total lease payments	$1,300

Rent expense was $794,000, $785,000, and $767,000 for the years ended March 31, 2015, 2014 and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)         Employee Benefit Plan

The Company maintains a 401(k) Savings Plan for eligible employees.  The plan is a defined contribution plan that is administered by the Company.  All regular, full-time employees are eligible for voluntary participation upon completing one year of service and having attained the age of 21.  The plan provides for growth in savings through contributions and income from investments.  It is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended.  Plan participants are allowed to contribute a specified percentage of their base salary.  In 2006, the Company adopted a matching plan which is funded subsequent to the calendar year.  During the fiscal years ended March 31, 2015 and 2014, the Company charged $187,000 and $181,000, respectively, of 401(k) matching contribution and administration expense to general and administrative expenses.

(13)         Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data for fiscal 2015 and 2014 is as follows (in thousands, except for per share amounts):

Quarter Ended:	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015

Sales	$72,541	$57,576	$49,284	$49,994
Gross Profit	$23,772	$18,459	$17,100	$16,939
Income from operations	$7,838	$4,290	$7,666	$7,819
Net income	$4,973	$2,732	$4,797	$4,951
Diluted net income per common share	$0.25	$0.14	$0.24	$0.25

Quarter Ended:	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014

Sales	$74,194	$60,479	$50,086	$48,632
Gross Profit	$24,013	$19,252	$16,889	$17,463
Income from operations	$7,497	$6,532	$7,047	$7,142
Net income	$4,755	$4,150	$4,541	$4,526
Diluted net income per common share	$0.24	$0.21	$0.23	$0.23

(14)           Subsequent Events

On May 4, 2015, the Company’s Board of Directors declared an increased quarterly dividend of $0.18 per share on its common stock.  The $3.6 million dividend was paid on May 22, 2015, to shareholders of record at the close of business on May 15, 2015.

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

The Audit Committee (“Committee”) of our Company’s Board of Directors, comprised solely of Directors who are independent in accordance with the requirements of The NASDAQ Stock Market LLC listing standards, the Exchange Act and the Company’s Corporate Governance Guidelines, meets with the independent auditors and management periodically to discuss internal control over financial reporting, and auditing and financial reporting matters.  The Committee reviews with the independent auditors the scope and results of the audit effort.  The Committee also meets periodically with the independent auditors without management present to ensure that the independent auditors have free access to the Committee.  Our Audit Committee’s Report can be found in the Company’s 2015 Proxy Statement.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of March 31, 2015.

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

May 22, 2015

/s/ Bruce S. Rosenbloom
Bruce S. Rosenbloom
Chief Financial Officer

May 22, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
PetMed Express, Inc. and subsidiaries:

We have audited PetMed Express, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  PetMed Express, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, PetMed Express, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of PetMed Express, Inc. and subsidiaries and our report dated May 22, 2015 expressed an unqualified opinion.

/s/ McGladrey LLP
McGladrey LLP

Fort Lauderdale, Florida
May 22, 2015

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2015, the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date, that our disclosure controls and procedures were effective such that the information relating to PetMed Express, Inc., including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2015 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that the Company maintained effective internal control over financial reporting as of March 31, 2015, as stated in our report which is included herein. Our internal control over financial reporting as of March 31, 2015 has been audited by McGladrey LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2015, relating to our 2015 Annual Meeting of Stockholders to be held on July 24, 2015, and is incorporated herein by reference.

We adopted a Code of Business Conduct and Ethics applicable to all officers, directors, and employees.  The Company’s Code of Business Conduct and Ethics may be found in our 2004 Proxy which was filed on June 30, 2004.  You may also obtain a copy of our Code of Business Conduct and Ethics free of charge by contacting Investor Relations at 1-800-738-6337.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2015, relating to our 2015 Annual Meeting of Stockholders to be held on July 24, 2015, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item (other than information required by Item 201(d) of Regulation S-K with respect to equity compensation plans, which is set forth under Item 5. in this Annual Report on Form 10-K) will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2015, relating to our 2015 Annual Meeting of Stockholders to be held on July 24, 2015, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2015, relating to our 2015 Annual Meeting of Stockholders to be held on July 24, 2015, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2015, relating to our 2015 Annual Meeting of Stockholders to be held on July 24, 2015, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report on Form 10-K.

(1) Consolidated Financial Statements

The following exhibits are filed as part of this report on Form 10-K.

(3) Articles of Incorporation and By-Laws

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10-SB, File No. 000-28827, filed January 10, 2000).

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation filed June 6, 2001.*

3.3	By-Laws of the Corporation (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form 10-SB, File No. 000-28827, filed January 10, 2000).

(4) Instruments Defining the Rights of Security Holders

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 10-SB, File No. 000-28827, filed January 10, 2000).

(10) Material Contracts

10.1	1998 Stock Option Plan incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10-SB, File No. 000-28827, filed January 10, 2000).

10.2	Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 10 of the Registrant’s Form 8-K filed March 30, 2001).

10.3	Agreement for the Sale and Leaseback of the Land and Building (incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed June 14, 2001).

10.4	Amendment Number 1 to Executive Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed March 18, 2004).

10.5	Amendment Number 2 to Executive Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed February 28, 2007).

10.6	2006 Employee Equity Compensation Restricted Stock Plan (incorporated by reference to our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders filed June 22, 2006).

10.7	2006 Outside Director Equity Compensation Restricted Stock Plan (incorporated by reference to our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders filed June 22, 2006).

10.8	Employment Letter with Bruce Rosenbloom dated May 30, 2001 (incorporated by reference to Exhibit 10.9 of the Registrant’s Form 8-K filed April 7, 2009).

10.9	Amendment Number 3 to Executive Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed February 8, 2010).

10.10	Amendment Number 4 to Executive Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed January 28, 2013).

(14) Corporate Code of Ethics

14.1	Corporate Code of Ethics (incorporated by reference to our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders filed June 30, 2004).

(21) Subsidiaries of Registrant

21.1	Subsidiaries of Registrant*

(31) Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*

(32) Certifications

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350.**

*Filed herewith **Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 22, 2015

PETMED EXPRESS, INC. (the “registrant”)

By: /s/ Menderes Akdag
Menderes Akdag Chief Executive Officer and President (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on May 22, 2015.

SIGNATURE	TITLE

Chief Executive Officer and President
/s/ Menderes Akdag	(principal executive officer)
Menderes Akdag	Officer and Director

/s/ Robert C. Schweitzer	Chairman of the Board
Robert C. Schweitzer	Director

Chief Financial Officer and Treasurer
/s/ Bruce S. Rosenbloom	(principal financial and accounting officer)
Bruce S. Rosenbloom	Officer

/s/ Ronald J. Korn	Director
Ronald J. Korn

/s/ Gian M. Fulgoni	Director
Gian M. Fulgoni

/s/ Frank J. Formica	Director
Frank J. Formica

