Form 10-Q
period 2015-09-30
PETMED EXPRESS INC
filed 2015-10-27
CIK 1040130

UNITED STATES

securities and exchange commission

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,330,842 Common Shares, $.001 par value per share at October 27, 2015.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share amounts)

	September 30,	March 31,
	2015	2015
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$42,180	$35,613
Short term investments - available for sale	15,604	15,591
Accounts receivable, less allowance for doubtful accounts of $12 and $8, respectively	1,624	1,931
Inventories - finished goods	24,404	25,068
Prepaid expenses and other current assets	1,466	1,380
Deferred tax assets	761	817
Prepaid income taxes	60	-
Total current assets	86,099	80,400

Noncurrent assets:
Property and equipment, net	1,367	1,569
Intangible assets	860	860
Deferred tax assets	74	23

Total assets	$88,400	$82,852

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$7,277	$5,153
Accrued expenses and other current liabilities	1,879	2,214
Income taxes payable	-	50

Total liabilities	9,156	7,417

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 5,000 shares authorized; 3 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized; 20,331 and 20,262 shares issued and outstanding, respectively	20	20
Additional paid-in capital	3,987	3,117
Retained earnings	75,301	72,343
Accumulated other comprehensive loss	(73)	(54)

Total shareholders' equity	79,244	75,435

Total liabilities and shareholders' equity	$88,400	$82,852

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

condensed consolidated statementS of COMPREHENSIVE INCOME

(In thousands, except for per share amounts)(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Sales	$56,725	$57,576	$128,359	$130,117
Cost of sales	37,812	39,117	86,480	87,886

Gross profit	18,913	18,459	41,879	42,231

Operating expenses:
General and administrative	5,388	5,381	11,187	11,256
Advertising	6,249	6,915	14,134	16,811
Discontinued project costs	-	1,714	-	1,714
Depreciation	186	159	377	322
Total operating expenses	11,823	14,169	25,698	30,103

Income from operations	7,090	4,290	16,181	12,128

Other income:
Interest income, net	55	44	105	88
Other, net	(4)	(2)	(8)	7
Total other income	51	42	97	95

Income before provision for income taxes	7,141	4,332	16,278	12,223

Provision for income taxes	2,639	1,600	6,019	4,518

Net income	$4,502	$2,732	$10,259	$7,705

Net change in unrealized gain (loss) on short term investments	16	(1)	(19)	7

Comprehensive income	$4,518	$2,731	$10,240	$7,712

Net income per common share:
Basic	$0.22	$0.14	$0.51	$0.39
Diluted	$0.22	$0.14	$0.51	$0.38

Weighted average number of common shares outstanding:
Basic	20,126	20,016	20,100	19,988
Diluted	20,246	20,146	20,222	20,119

Cash dividends declared per common share	$0.18	$0.17	$0.36	$0.34

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

condensed consolidated statementS of cash flows

(In thousands)(Unaudited)

	Six Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$10,259	$7,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	377	322
Share based compensation	777	753
Discontinued project costs	-	1,714
Deferred income taxes	4	237
Bad debt expense	227	40
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Accounts receivable	81	(235)
Inventories - finished goods	664	15,192
Prepaid income taxes	(60)	(1,816)
Prepaid expenses and other current assets	(86)	119
Accounts payable	2,125	(521)
Income taxes payable	(50)	-
Accrued expenses and other current liabilities	(277)	80
Net cash provided by operating activities	14,041	23,590

Cash flows from investing activities:
Net change in investments	(33)	(37)
Purchases of property and equipment	(175)	(372)
Net cash used in investing activities	(208)	(409)

Cash flows from financing activities:
Dividends paid	(7,358)	(6,946)
Tax adjustment related to restricted stock	92	39
Net cash used in financing activities	(7,266)	(6,907)

Net increase in cash and cash equivalents	6,567	16,274
Cash and cash equivalents, at beginning of period	35,613	18,305

Cash and cash equivalents, at end of period	$42,180	$34,579

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$6,033	$6,058

Dividends payable in accrued expenses	$154	$191

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

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at September 30, 2015, the Statements of Comprehensive Income for the three and six months ended September 30, 2015 and 2014, and Cash Flows for the six months ended September 30, 2015 and 2014. The results of operations for the three and six months ended September 30, 2015 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2016. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2015. The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated upon consolidation.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands, except for per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net income (numerator):
Net income	$4,502	$2,732	$10,259	$7,705
Shares (denominator):
Weighted average number of common shares outstanding used in basic computation	20,126	20,016	20,100	19,988
Common shares issuable upon vesting of restricted stock	110	120	112	121
Common shares issuable upon conversion of preferred shares	10	10	10	10
Shares used in diluted computation	20,246	20,146	20,222	20,119
Net income per common share:
Basic	$0.22	$0.14	$0.51	$0.39
Diluted	$0.22	$0.14	$0.51	$0.38

At September 30, 2015 and 2014, all common restricted stock were included in the diluted net income per common share computation.

Note 3: Accounting for Stock-Based Compensation

The Company records compensation expense associated with restricted stock in accordance with ASC Topic 718 (“Share Based Payment”). The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of general and administrative expenses.

The Company had 812,196 restricted common shares issued under the 2006 Employee Equity Compensation Restricted Stock Plan (“Employee Plan”) and 272,000 restricted common shares issued under the 2006 Outside Director Equity Compensation Restricted Stock Plan (“Director Plan”) at September 30, 2015, all shares of which were issued subject to a restriction or forfeiture period which lapse ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period. In July 2015 the Board of Directors approved the issuance of 77,500 restricted shares to certain employees and the outside directors of the Company, with a fair value of $17.02 per share. For the quarters ended September 30, 2015 and 2014, the Company recognized $406,000 and $380,000, respectively, of compensation expense related to the Employee and Director Plans. For the six months ended September 30, 2015 and 2014, the Company recognized $777,000 and $753,000, respectively, of compensation expense related to the Employee and Director Plans. At September 30, 2015 and 2014, there was $2.4 million and $2.8 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the next three years. At September 30, 2015 and 2014, there were 186,000 and 231,000 non-vested restricted shares, respectively.

On July 24, 2015, the Company’s 2015 Outside Director Equity Compensation Restricted Stock Plan (“2015 Director Plan) became effective upon the approval of the plan by the Company’s Shareholders. The 2015 Director Plan authorizes 400,000 shares of the company's common stock available for issuance under the plan, and provides for an automatic increase every year in the amount of shares available for issuance under the plan of 10% of the shares authorized under the plan.

Note 4: Short Term Investments

The Company’s short term investments balance consists of short term bond mutual funds. In accordance with ASC Topic 320 (“Accounting for Certain Investments in Debt and Equity Securities”), short term investments are accounted for as available for sale securities with any changes in fair value to be reflected in other comprehensive income. The Company had a short term investments balance $15.6 million as of both September 30, 2015 and March 31, 2015.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company’s cash equivalents and short term investments are classified within Level 1. Assets and liabilities measured at fair value are summarized below:

		Fair Value Measurement at September 30, 2015 Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
(In thousands)	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents - money market funds	$42,180	$42,180	$-	$-
Short term investments - bond mutual funds	15,604	15,604	-	-

	$57,784	$57,784	$-	$-

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

Note 7: Discontinued Project Cost

During the quarter ended September 30, 2014 the Company discontinued an information technology project related to a new software platform, which was intended to be put into service and capitalized during the September quarter. The Company expensed a one-time project charge of $1.7 million in the September 2014 quarter, the net after tax impact of this one-time charge was $1.1 million, or $0.05 diluted per share. The Company does not expect any additional future expenditures relating to this discontinued project. There was no financial impact related to the discontinued project during the quarter ended September 30, 2015.

Note 8: Income Taxes

For the quarters ended September 30, 2015 and 2014, the Company recorded an income tax provision of approximately $2.6 million and $1.6 million, respectively, and for the six months ended September 30, 2015 and 2014, the Company recorded an income tax provision of approximately $6.0 million and $4.5 million, respectively. The increase to the income tax provision for the three and six months ended September 30, 2015, is related to increased operating income. The increase to the income tax provision is also related to the one-time discontinued project charge of $1.7 million, which was expensed in the quarter ended September 30, 2014, and the net after tax impact of this one-time charge was $1.1 million, which reduced the income tax provision by approximately $600,000. The effective tax rate for each of the quarters and six months ended September 30, 2015 and 2014 was approximately 37.0%.

Note 9: Changes in Stockholders’ Equity and Comprehensive Income (Loss):

Changes in stockholders’ equity for the six months ended September 30, 2015 are summarized below (in thousands):

			Accumulated
	Additional		Other
	Paid-In	Retained	Comprehensive
	Capital	Earnings	Loss

Beginning balance at March 31, 2015:	$3,117	$72,343	$(54)
Share based compensation	777	-	-
Dividends declared	-	(7,301)	-
Tax adjustment related to restricted stock	93	-	-
Net income	-	10,259	-
Net change in unrealized gain (loss) on short term investments	-	-	(19)
Ending balance at September 30, 2015:	$3,987	$75,301	$(73)

No shares of treasury stock were purchased or retired in the six months ended September 30, 2015 and 2014.

Note 10: Subsequent Events

On October 19, 2015 our Board of Directors declared a quarterly dividend of $0.18 per share. The Board established a November 2, 2015 record date and a November 13, 2015 payment date. Based on the outstanding share balance as of October 27, 2015 the Company estimates the dividend payable to be approximately $3.7 million.

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

The Company markets its products through national television, online, and direct mail/print advertising campaigns which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases. Approximately 81% of all sales were generated via the Internet for the quarter ended September 30, 2015, compared to 80% for the quarter ended September 30, 2014. The Company’s sales consist of products sold mainly to retail consumers. The three-month average purchase was approximately $80 and $75 per order for the quarters ended September 30, 2015 and 2014, respectively, and the six-month average purchase was approximately $81 and $77 per order for the six months ended September 30, 2015 and 2014, respectively.

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

Revenue recognition

The Company generates revenue by selling pet medication products and pet supplies primarily to retail consumers. The Company’s policy is to recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the customer. Outbound shipping and handling fees are included in sales and are billed upon shipment. Shipping expenses are included in cost of sales. The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize accounts receivable balances relative to sales. The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends. The allowance for doubtful accounts was approximately $12,000 at September 30, 2015 compared to $8,000 at March 31, 2015.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. The inventory reserve was approximately $61,000 at September 30, 2015 compared to $63,000 at March 31, 2015.

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

Results of Operations

The following should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Condensed Consolidated Statements of Comprehensive Income:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.7	67.9	67.4	67.5
Gross profit	33.3	32.1	32.6	32.5

Operating expenses:
General and administrative	9.5	9.3	8.7	8.7
Advertising	11.0	12.0	11.0	12.9
Discontinued project costs	-	3.0	-	1.3
Depreciation	0.3	0.3	0.3	0.3
Total operating expenses	20.8	24.6	20.0	23.2

Income from operations	12.5	7.5	12.6	9.3

Total other income	0.1	-	0.1	0.1

Income before provision for income taxes	12.6	7.5	12.7	9.4

Provision for income taxes	4.7	2.8	4.7	3.5

Net income	7.9%	4.7%	8.0%	5.9%

Three Months Ended September 30, 2015 Compared With Three Months Ended September 30, 2014, and Six Months Ended September 30, 2015 Compared With Six Months Ended September 30, 2014

Sales

Sales decreased by approximately $851,000, or 1.5%, to approximately $56.7 million for the quarter ended September 30, 2015, from approximately $57.6 million for the quarter ended September 30, 2014. For the six months ended September 30, 2015, sales decreased by approximately $1.8 million, or 1.4%, to approximately $128.4 million compared to $130.1 million for the six months ended September 30, 2014. The decrease in sales for the three and six months ended September 30, 2015 was primarily due to decreased new order sales offset by increased reorder sales. The decrease in new order sales may be attributed to a decrease in advertising spending. The Company acquired approximately 127,000 new customers for the quarter ended September 30, 2015, compared to approximately 152,000 new customers for the same period the prior year. For the six months ended September 30, 2015 the Company acquired approximately 275,000 new customers, compared to 336,000 new customers for the six months ended September 30, 2014. The following chart illustrates sales by various sales classifications:

Three Months Ended September 30,
Sales (In thousands)	2015	%	2014	%	$ Variance	% Variance

Reorder Sales	$46,652	82.2%	$46,627	81.0%	$25	0.1%
New Order Sales	$10,073	17.8%	$10,949	19.0%	$(876)	-8.0%

Total Net Sales	$56,725	100.0%	$57,576	100.0%	$(851)	-1.5%

Internet Sales	$46,161	81.4%	$46,204	80.2%	$(43)	-0.1%
Contact Center Sales	$10,564	18.6%	$11,372	19.8%	$(808)	-7.1%

Total Net Sales	$56,725	100.0%	$57,576	100.0%	$(851)	-1.5%

Six Months Ended September 30,
Sales (In thousands)	2015	%	2014	%	$ Variance	% Variance

Reorder Sales	$106,211	82.7%	$105,115	80.8%	$1,096	1.0%
New Order Sales	$22,148	17.3%	$25,002	19.2%	$(2,854)	-11.4%

Total Net Sales	$128,359	100.0%	$130,117	100.0%	$(1,758)	-1.4%

Internet Sales	$103,853	80.9%	$104,217	80.1%	$(364)	-0.3%
Contact Center Sales	$24,506	19.1%	$25,900	19.9%	$(1,394)	-5.4%

Total Net Sales	$128,359	100.0%	$130,117	100.0%	$(1,758)	-1.4%

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

Cost of sales

Cost of sales decreased by approximately $1.3 million, or 3.3%, to approximately $37.8 million for the quarter ended September 30, 2015, from approximately $39.1 million for the quarter ended September 30, 2014. For the six months ended September 30, 2015, cost of sales decreased by approximately $1.4 million, or 1.6%, to approximately $86.5 million compared to $87.9 million for the same period in the prior year. The decrease in cost of sales is directly related to the decrease in sales during the quarter and six months ended September 30, 2015. Cost of sales as a percent of sales was 66.7% and 67.9% for the quarters ended September 30, 2015 and 2014, respectively, and for the six months ended September 30, 2015 and 2014 the cost of sales was 67.4% and 67.5%, respectively. The decrease to cost of sales as a percentage of sales for the quarter and six months ended September 30, 2015 can be mainly attributed to a shift in sales to higher margin items.

Gross profit

Gross profit increased by approximately $454,000, or 2.5%, to approximately $18.9 million for the quarter ended September 30, 2015, from approximately $18.5 million for the quarter ended September 30, 2014. For the six months ended September 30, 2015 gross profit decreased by approximately $352,000, or 0.8%, to approximately $41.9 million, compared to $42.2 million for the same period in the prior year. Gross profit as a percentage of sales was 33.3% and 32.1% for the three months ended September 30, 2015 and 2014, respectively, and for the six months ended September 30, 2015 and 2014, gross profit was 32.6% and 32.5%, respectively. The gross profit percentage increases for the quarter and six months ended September 30, 2015 can be mainly attributed to a shift in sales to higher margin items.

General and administrative expenses

General and administrative expenses were approximately $5.4 million for both of the quarters ended September 30, 2015 and 2014. For the six months ended September 30, 2015, general and administrative expenses decreased by approximately $69,000, or 0.6%, to approximately $11.2 million from approximately $11.3 million for the six months ended September 30, 2014. The decrease in general and administrative expenses for the six months ended September 30, 2015 was primarily due to the following: a $196,000 decrease in payroll expenses, a $53,000 decrease in a one-time charge relating to state/county sales tax which was expensed in 2014; a $22,000 decrease in bank service fees due to a decrease in sales; and a $66,000 net decrease in other expenses primarily related to travel expenses, professional fees, and licenses. Offsetting the decrease was an $188,000 increase in bad debt expenses relating to increased credit card chargebacks in the period, a $68,000 increase in property expenses, and a $12,000 increase in insurance expenses.

Advertising expenses

Advertising expenses decreased by approximately $666,000, or 9.6%, to approximately $6.2 million for the quarter ended September 30, 2015, from approximately $6.9 million for the quarter ended September 30, 2014. For the six months ended September 30, 2015, advertising expenses decreased by approximately $2.7 million, or 15.9%, to approximately $14.1 million compared to advertising expenses of approximately $16.8 million for the six months ended September 30, 2014. The decrease in advertising expenses for the three and six months ended September 30, 2015 can be primarily attributed to a reduction in television advertising. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, increased to $49 for the quarter ended September 30, 2015, compared to $45 for the quarter ended September 30, 2014. For the six months ended September 30, 2015 and 2014 the advertising costs of acquiring a new customer were $51 and $50, respectively. Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, increased advertising spending, and price competition. Historically, the advertising environment fluctuates due to supply and demand. A more favorable advertising environment may positively impact future new order sales, whereas a less favorable advertising environment may negatively impact future new order sales.

As a percentage of sales, advertising expense was 11.0% and 12.0% for the quarters ended September 30, 2015 and 2014, respectively, and for the six months ended September 30, 2015 and 2014 advertising expense was 11.0% and 12.9%, respectively. The decrease in advertising expense as a percentage of total sales for the quarter and six months ended September 30, 2015 can be attributed to a reduction in advertising spending. The Company currently anticipates advertising as a percentage of sales to be approximately 10% for Fiscal 2016. However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability. For the fiscal year ended March 31, 2015, quarterly advertising expenses as a percentage of sales ranged between 8% and 14%.

Discontinued project costs

During the quarter ended September 30, 2014 the Company discontinued an information technology project related to a new software platform, which was intended to be put into service and capitalized during the September quarter. The Company expensed a one-time project charge of $1.7 million in the September 2014 quarter, the net after tax impact of this one-time charge was $1.1 million, or $0.05 diluted per share. The Company does not expect any additional future expenditures relating to this discontinued project. There was no financial impact related to the discontinued project during the quarter ended September 30, 2015.

Depreciation

Depreciation expenses increased by approximately $27,000 to approximately $186,000 for the quarter ended September 30, 2015, from approximately $159,000 for the quarter ended September 30, 2014. For the six months ended September 30, 2015 depreciation expenses increased by approximately $55,000 to $377,000 compared to $322,000 for the same period in the prior year. The increase to depreciation expense for the quarter and six months ended September 30, 2015 can be attributed to an increase in new property and equipment additions.

Other income

Other income increased by approximately $9,000 to approximately $51,000 for the quarter ended September 30, 2015 from approximately $42,000 for the quarter ended September 30, 2014. For the six months ended September 30, 2015 other income increased by approximately $2,000 to approximately $97,000 compared to approximately $95,000 for the same period in the prior year. The increase to other income for the quarter and six months ended September 30, 2015 can be primarily attributed to increased interest income. Interest income may decrease in the future as the Company utilizes its cash balances on its share repurchase plan, with approximately $10.2 million remaining as of September 30, 2015, on any quarterly dividend payment, or on its operating activities.

Provision for income taxes

For the quarters ended September 30, 2015 and 2014, the Company recorded an income tax provision of approximately $2.6 million and $1.6 million, respectively, and for the six months ended September 30, 2015 and 2014, the Company recorded an income tax provision of approximately $6.0 million and $4.5 million, respectively. The increase to the income tax provision for the three and six months ended September 30, 2015, is related to an increase in operating income. The increase to the income tax provision is also related to the one-time discontinued project charge of $1.7 million, which was expensed in the quarter ended September 30, 2014, and the net after tax impact of this one-time charge was $1.1 million, which reduced the income tax provision by approximately $600,000. The effective tax rate for each of the quarters and six months ended September 30, 2015 and 2014 was approximately 37.0%. The Company estimates its effective tax rate will be approximately 37.0% for Fiscal 2016.

Liquidity and Capital Resources

The Company’s working capital at September 30, 2015 and March 31, 2015 was $76.9 million and $73.0 million, respectively. The $3.9 million increase in working capital was primarily attributable to cash flow generated from operations, offset by dividends paid. Net cash provided by operating activities was $14.0 million and $23.6 million for the six months ended September 30, 2015 and 2014, respectively. This change can be attributed to a decrease in the Company’s inventory balance, compared to the same period in the prior year, offset by an increase in net income for the six months ended September 30, 2015. Net cash used in investing activities was $208,000 for the six months ended September 30, 2015, compared to net cash used in investing activities of $409,000 for the six months ended September 30, 2014. This change can be mainly attributed to a decrease in property and equipment additions during the six months ended September 30, 2015. Net cash used in financing activities was $7.3 million for the six months ended September 30, 2015, compared to $6.9 million for the same period in the prior year, which represented an increase in the dividend paid in the period ended September 30, 2015.

As of September 30, 2015 the Company had approximately $10.2 million remaining under the Company’s share repurchase plan. Subsequent to September 30, 2015, on October 19, 2015 our Board of Directors declared an $0.18 per share dividend. The Board established a November 2, 2015 record date and a November 13, 2015 payment date. Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan, on dividends, or on its operating activities. As of September 30, 2015 the Company had no outstanding lease commitments except for the lease for its 65,300 square foot facility. We are not currently bound by any long or short term agreements for the purchase or lease of capital expenditures. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Presently, we have approximately $1.3 million forecasted for capital expenditures for the remainder of Fiscal 2016, which will be funded through cash from operations. The Company’s primary source of working capital is cash from operations. The Company presently has no need for alternative sources of working capital, and has no commitments or plans to obtain additional capital.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, short term investments, accounts receivable, and accounts payable. The book values of cash equivalents, short term investments, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and investments. As of September 30, 2015, we had $42.2 million in cash and cash equivalents and $15.6 million in short term investments. A majority of our cash and cash equivalents and investments generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments. It would also impact the market value of our investments. Our investments are subject to market risk, primarily interest rate and credit risk. Our investments are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our investments to high-quality debt instruments with both short and long term maturities. We do not hold any derivative financial instruments that could expose us to significant market risk. At September 30, 2015, we had no debt obligations.

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended September 30, 2015, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective such that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act: (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not make any sales of unregistered securities during the second quarter of Fiscal 2016.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report.

10.11	2015 Outside Director Equity Compensation Restricted Stock Plan (Incorporated by reference to Exhibit B to the Registrant's Proxy Statement filed June 8, 2015).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2015, Commission File No. 000-28827).

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2015, Commission File No. 000-28827).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2015, Commission File No. 000-28827).

signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.

(The “Registrant”)

Date: October 27, 2015

By:	/s/ Menderes Akdag
Menderes Akdag

Chief Executive Officer and President
(principal executive officer)

By:	/s/ Bruce S. Rosenbloom
Bruce S. Rosenbloom

Chief Financial Officer
(principal financial and accounting officer)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

PETMED EXPRESS, INC

FORM 10-Q

FOR THE QUARTER ENDED:

SEPTEMBER 30, 2015

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