Form 10-Q
period 2015-12-31
PETMED EXPRESS INC
filed 2016-02-02
CIK 1040130

UNITED STATES

securities and exchange commission

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,326,942 Common Shares, $.001 par value per share at February 1, 2016.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share amounts)

	December 31,	March 31,
	2015	2015
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$47,129	$35,613
Short term investments - available for sale	15,608	15,591
Accounts receivable, less allowance for doubtful accounts of $10 and $8, respectively	1,365	1,931
Inventories - finished goods	18,861	25,068
Prepaid expenses and other current assets	2,275	1,380
Deferred tax assets	848	817
Prepaid income taxes	334	-
Total current assets	86,420	80,400

Noncurrent assets:
Property and equipment, net	1,202	1,569
Intangible assets	860	860
Deferred tax assets	101	23

Total assets	$88,583	$82,852

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$5,365	$5,153
Accrued expenses and other current liabilities	2,343	2,214
Income taxes payable	-	50

Total liabilities	7,708	7,417

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 5,000 shares authorized; 3 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized; 20,327 and 20,262 shares issued and outstanding, respectively	20	20
Additional paid-in capital	4,398	3,117
Retained earnings	76,535	72,343
Accumulated other comprehensive loss	(87)	(54)

Total shareholders' equity	80,875	75,435

Total liabilities and shareholders' equity	$88,583	$82,852

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

condensed consolidated statementS of COMPREHENSIVE INCOME

(In thousands, except for per share amounts)(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Sales	$50,933	$49,284	$179,292	$179,401
Cost of sales	34,179	32,184	120,659	120,070

Gross profit	16,754	17,100	58,633	59,331

Operating expenses:
General and administrative	4,977	4,946	16,164	16,202
Advertising	3,988	4,323	18,122	21,134
Discontinued project costs	-	-	-	1,714
Depreciation	167	165	544	487
Total operating expenses	9,132	9,434	34,830	39,537

Income from operations	7,622	7,666	23,803	19,794

Other income:
Interest income, net	55	50	160	138
Other, net	(4)	(4)	(12)	3
Total other income	51	46	148	141

Income before provision for income taxes	7,673	7,712	23,951	19,935

Provision for income taxes	2,783	2,915	8,802	7,433

Net income	$4,890	$4,797	$15,149	$12,502

Net change in unrealized loss on short term investments	(14)	(20)	(33)	(13)

Comprehensive income	$4,876	$4,777	$15,116	$12,489

Net income per common share:
Basic	$0.24	$0.24	$0.75	$0.62
Diluted	$0.24	$0.24	$0.75	$0.62

Weighted average number of common shares outstanding:
Basic	20,145	20,038	20,115	20,005
Diluted	20,251	20,162	20,232	20,133

Cash dividends declared per common share	$0.18	$0.17	$0.54	$0.51

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

condensed consolidated statementS of cash flows

(In thousands)(Unaudited)

	Nine Months Ended
	December 31,
	2015	2014
Cash flows from operating activities:
Net income	$15,149	$12,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	544	487
Share based compensation	1,189	1,118
Discontinued project costs	-	1,714
Deferred income taxes	(109)	129
Bad debt expense	243	66
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Accounts receivable	323	343
Inventories - finished goods	6,207	14,114
Prepaid income taxes	(334)	54
Prepaid expenses and other current assets	(895)	763
Accounts payable	212	(1,892)
Income taxes payable	(50)	283
Accrued expenses and other current liabilities	156	(153)
Net cash provided by operating activities	22,635	29,528

Cash flows from investing activities:
Net change in short term investments	(50)	(53)
Purchases of property and equipment	(177)	(398)
Net cash used in investing activities	(227)	(451)

Cash flows from financing activities:
Dividends paid	(10,984)	(10,353)
Tax adjustment related to restricted stock	92	39
Net cash used in financing activities	(10,892)	(10,314)

Net increase in cash and cash equivalents	11,516	18,763
Cash and cash equivalents, at beginning of period	35,613	18,305

Cash and cash equivalents, at end of period	$47,129	$37,068

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$9,203	$6,929

Dividends payable in accrued expenses	$185	$225

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Summary of Significant Accounting Policies

Organization

PetMed Express, Inc. and subsidiaries, d/b/a 1-800-PetMeds (the “Company”), is a leading nationwide pet pharmacy. The Company markets prescription and non-prescription pet medications, health products, and supplies for dogs and cats, direct to the consumer. The Company offers consumers an attractive alternative for obtaining pet medications in terms of convenience, price, and speed of delivery. The Company markets its products through national television, online, and direct mail/print advertising campaigns, which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases. The majority of the Company’s sales are to residents in the United States. The Company’s executive offices are located in Pompano Beach, Florida. The Company’s fiscal year end is March 31, and references herein to Fiscal 2016 or 2015 refer to the Company's fiscal years ending March 31, 2016 and 2015, respectively.

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at December 31, 2015, the Statements of Comprehensive Income for the three and nine months ended December 31, 2015 and 2014, and Cash Flows for the nine months ended December 31, 2015 and 2014. The results of operations for the three and nine months ended December 31, 2015 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2016. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2015. The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated upon consolidation.

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

Note 2: Short Term Investments

The Company’s short term investments balance consists of short term bond mutual funds. In accordance with ASC Topic 320 (“Accounting for Certain Investments in Debt and Equity Securities”), short term investments are accounted for as available for sale securities with any changes in fair value to be reflected in other comprehensive income. The Company had a short term investments balance of $15.6 million as of both December 31, 2015 and as of March 31, 2015.

Note 3: Net Income Per Share

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands, except for per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net income (numerator):
Net income	$4,890	$4,797	$15,149	$12,502
Shares (denominator):
Weighted average number of common shares outstanding used in basic computation	20,145	20,038	20,115	20,005
Common shares issuable upon vesting of restricted stock	96	114	107	118
Common shares issuable upon conversion of preferred shares	10	10	10	10
Shares used in diluted computation	20,251	20,162	20,232	20,133
Net income per common share:
Basic	$0.24	$0.24	$0.75	$0.62
Diluted	$0.24	$0.24	$0.75	$0.62

At December 31, 2015 and 2014, all common restricted stock were included in the diluted net income per common share computation.

Note 4: Accounting for Stock-Based Compensation

The Company records compensation expense associated with restricted stock in accordance with ASC Topic 718 (“Share Based Payment”). The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of general and administrative expenses. The Company had 808,296 restricted common shares issued under the 2006 Employee Equity Compensation Restricted Stock Plan (“Employee Plan”) and 272,000 restricted common shares issued under the 2006 Outside Director Equity Compensation Restricted Stock Plan (“Director Plan”) at December 31, 2015, all shares of which were issued subject to a restriction or forfeiture period which lapse ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period. On July 24, 2015, the Company’s 2015 Outside Director Equity Compensation Restricted Stock Plan (“2015 Director Plan) became effective upon the approval of the plan by the Company’s Shareholders. The 2015 Director Plan authorizes 400,000 shares of the company's common stock available for issuance under the plan, and provides for an automatic increase every year in the amount of shares available for issuance under the plan of 10% of the shares authorized under the plan.

For the quarters ended December 31, 2015 and 2014, the Company recognized $411,000 and $365,000, respectively, of compensation expense related to the Employee and Director Plans. For the nine months ended December 31, 2015, the Company recognized $1.2 million of compensation expense related to the Employee and Director Plans, compared to $1.1 million for the nine months ended December 31, 2014. At December 31, 2015 and 2014, there was $2.0 million and $2.4 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the next three years. At December 31, 2015 and 2014, there were 182,000 and 225,000 non-vested restricted shares, respectively.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company’s cash equivalents and short term investments are classified within Level 1. Assets and liabilities measured at fair value are summarized below:

		Fair Value Measurement at December 31, 2015 Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
(In thousands)	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents - money market funds	$47,129	$47,129	$-	$-
Short term investments - bond mutual funds	15,608	15,608	-	-

	$62,737	$62,737	$-	$-

Note 6: Changes in Shareholders’ Equity and Comprehensive Income (Loss):

Changes in shareholders’ equity for the nine months ended December 31, 2015 are summarized below (in thousands):

			Accumulated
	Additional		Other
	Paid-In	Retained	Comprehensive
	Capital	Earnings	Loss

Beginning balance at March 31, 2015:	$3,117	$72,343	$(54)
Share based compensation	1,189	-	-
Dividends declared	-	(10,957)	-
Tax adjustment related to restricted stock	92	-	-
Net income	-	15,149	-
Net change in unrealized loss on short term investments	-	-	(33)
Ending balance at December 31, 2015:	$4,398	$76,535	$(87)

No shares of treasury stock were purchased or retired in the nine months ended December 31, 2015 and 2014.

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

Note 8: Property and Equipment

On December 22, 2015, the Company, by and through a wholly-owned subsidiary entered into an agreement of purchase and sale with an unaffiliated privately held Delaware corporation for the purchase of real property located in Palm Beach County Florida, and improvements thereon (collectively referred to herein as the “property”), the assignment and assumption of all leases and service agreements affecting the property, and certain tangible and intangible personal property related to the property, for a purchase price of $18.5 million, plus closing costs. The property consists of approximately 634,000 square feet of land or 14.6 acres with two building complexes with additional land for future use. The first building complex consists of approximately 125,000 square feet consisting of both office and warehouse. The second building complex consists of approximately 60,000 square feet consisting of both office and warehouse space. As of December 31, 2015, 48% of the property was leased to two tenants with a remaining weighted average lease term of 4.2 years.

Note 9: Subsequent Events

On January 19, 2016, the Company closed on the purchase of property for $18.5 million, which was funded with cash on hand. Once the property is renovated to the Company’s specifications and ready for its operation, the Company intends to occupy the remaining approximately 97,000 square feet of the building for its principal offices and distribution center, and to continue to operate the remaining office and warehouse space pursuant to existing leases.

On January 25, 2016 our Board of Directors declared a quarterly dividend of $0.18 per share. The Board established a February 8, 2016 record date and a February 19, 2016 payment date. Based on the outstanding share balance as of February 1, 2016 the Company estimates the dividend payable to be approximately $3.7 million.

On January 29, 2016, the Company, based on the Compensation Committee recommendation and the Board of Directors’ approval that the Company amend the existing executive employment agreement (the “Executive Employment Agreement”) of Menderes Akdag, the Company’s President and Chief Executive Officer, entered into Amendment No. 5 to Executive Employment Agreement with Mr. Akdag (“Agreement”). The Agreement amends certain provisions of the Executive Employment Agreement as follows: the term of the Agreement will be for three years, commencing on March 16, 2016; Mr. Akdag’s salary will be increased from $550,000 to $600,000 per year throughout the term of the Agreement, and Mr. Akdag shall be granted 120,000 shares of restricted stock. The restricted stock will be granted on March 16, 2016, in accordance with the Company’s 2006 Restricted Stock Plan and the restrictions shall lapse ratably over a three-year period.

On January 29, 2016, the Company, based on the Compensation Committee recommendation and the Board of Directors’ approval, increased the annual Independent Director compensation from $30,000 to $40,000.

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

The Company markets its products through national television, online, and direct mail/print advertising campaigns which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases. Approximately 81% of all sales were generated via the Internet for the quarter ended December 31, 2015, compared to 80% for the quarter ended December 31, 2014. The Company’s sales consist of products sold mainly to retail consumers. The three-month average purchase was approximately $78 and $76 per order for the quarters ended December 31, 2015 and 2014, respectively, and the nine-month average purchase was approximately $80 and $77 per order for the periods ended December 31, 2015 and 2014, respectively.

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

Revenue recognition

The Company generates revenue by selling pet medication products and pet supplies primarily to retail consumers. The Company’s policy is to recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the customer. Outbound shipping and handling fees are included in sales and are billed upon shipment. Shipping expenses are included in cost of sales. The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize accounts receivable balances relative to sales. The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends. The allowance for doubtful accounts was approximately $10,000 at December 31, 2015 compared to $8,000 at March 31, 2015.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. The inventory reserve was approximately $47,000 at December 31, 2015 compared to $63,000 at March 31, 2015.

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

Results of Operations

The following should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Condensed Consolidated Statements of Comprehensive Income:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.1	65.3	67.3	66.9
Gross profit	32.9	34.7	32.7	33.1

Operating expenses:
General and administrative	9.8	10.0	9.0	9.0
Advertising	7.8	8.8	10.1	11.8
Discontinued project costs	-	-	-	1.0
Depreciation	0.3	0.3	0.3	0.3
Total operating expenses	17.9	19.1	19.4	22.1

Income from operations	15.0	15.6	13.3	11.0

Total other income	0.1	-	0.1	0.1

Income before provision for income taxes	15.1	15.6	13.4	11.1

Provision for income taxes	5.5	5.9	4.9	4.1

Net income	9.6%	9.7%	8.5%	7.0%

Three Months Ended December 31, 2015 Compared With Three Months Ended December 31, 2014, and Nine Months Ended December 31, 2015 Compared With Nine Months Ended December 31, 2014

Sales

Sales increased by approximately $1.6 million, or 3.3%, to approximately $50.9 million for the quarter ended December 31, 2015, from approximately $49.3 million for the quarter ended December 31, 2014. For the nine months ended December 31, 2015, sales decreased by approximately $109,000, or 0.1%, to approximately $179.3 million compared to $179.4 million for the nine months ended December 31, 2014. The increase in sales for the three months ended December 31, 2015 was primarily due to increased new order and reorder sales. The decrease in sales for the nine months ended December 31, 2015 was primarily due to decreased new order sales offset by increased reorder sales. The Company acquired approximately 98,000 new customers for the quarter ended December 31, 2015 compared to approximately 96,000 new customers for the same period the prior year. For the nine months ended December 31, 2015 the Company acquired approximately 374,000 new customers, compared to 432,000 new customers for the nine months ended December 31, 2014. The following chart illustrates sales by various sales classifications:

Three Months Ended December 31,
Sales (In thousands)	2015	%	2014	%	$ Variance	% Variance

Reorder Sales	$43,338	85.1%	$42,173	85.6%	$1,165	2.8%
New Order Sales	$7,595	14.9%	$7,111	14.4%	$484	6.8%

Total Net Sales	$50,933	100.0%	$49,284	100.0%	$1,649	3.3%

Internet Sales	$41,461	81.4%	$39,322	79.8%	$2,139	5.4%
Contact Center Sales	$9,472	18.6%	$9,962	20.2%	$(490)	-4.9%

Total Net Sales	$50,933	100.0%	$49,284	100.0%	$1,649	3.3%

Nine Months Ended December 31,
Sales (In thousands)	2015	%	2014	%	$ Variance	% Variance

Reorder Sales	$149,550	83.4%	$147,248	82.1%	$2,302	1.6%
New Order Sales	$29,742	16.6%	$32,153	17.9%	$(2,411)	-7.5%

Total Net Sales	$179,292	100.0%	$179,401	100.0%	$(109)	-0.1%

Internet Sales	$145,315	81.0%	$143,542	80.0%	$1,773	1.2%
Contact Center Sales	$33,977	19.0%	$35,859	20.0%	$(1,882)	-5.2%

Total Net Sales	$179,292	100.0%	$179,401	100.0%	$(109)	-0.1%

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

Cost of sales

Cost of sales increased by approximately $2.0 million, or 6.2%, to approximately $34.2 million for the quarter ended December 31, 2015, from approximately $32.2 million for the quarter ended December 31, 2014. For the nine months ended December 31, 2015, cost of sales increased by approximately $589,000, or 0.5%, to approximately $120.7 million compared to $120.1 million for the same period in the prior year. The increase in cost of sales is directly related to the increase in sales during the quarter. Cost of sales as a percent of sales was 67.1% and 65.3% for the quarters ended December 31, 2015 and 2014, respectively, and for the nine months ended December 31, 2015 and 2014 the cost of sales was 67.3% and 66.9%, respectively. The increases to cost of sales as a percentage of sales for the quarter and nine months ended December 31, 2015 can be mainly attributed to an increase in product costs on certain brands and additional discounts given to customers to increase sales during the quarter ended December 31, 2015.

Gross profit

Gross profit decreased by approximately $346,000, or 2.0%, to approximately $16.8 million for the quarter ended December 31, 2015, from approximately $17.1 million for the quarter ended December 31, 2014. For the nine months ended December 31, 2015 gross profit decreased by approximately $698,000, or 1.2%, to approximately $58.6 million, compared to $59.3 million for the same period in the prior year. Gross profit as a percentage of sales was 32.9% and 34.7% for the three months ended December 31, 2015 and 2014, respectively, and for the nine months ended December 31, 2015 and 2014, gross profit was 32.7% and 33.1%, respectively. The gross profit percentage decreases for the quarter and nine months ended December 31, 2015 can be mainly attributed to an increase in product costs on certain brands and additional discounts given to customers to increase sales during the quarter ended December 31, 2015.

General and administrative expenses

General and administrative expenses increased slightly, to approximately $5.0 million for the quarter ended December 31, 2015, from approximately $4.9 million for the quarter ended December 31, 2014. For both of the nine months ended December 31, 2015 and 2014, general and administrative expenses were $16.2 million. General and administrative expenses as a percentage of sales were 9.8% and 10.0% for the three months ended December 31, 2015 and 2014, respectively, and for both of the nine months ended December 31, 2015 and 2014, general and administrative expenses were 9.0%. The decrease in general and administrative expenses as a percentage of sales for the three months ended December 31, 2015 was primarily due to an increase to sales.

Advertising expenses

Advertising expenses decreased by approximately $335,000, or 7.7%, to approximately $4.0 million for the quarter ended December 31, 2015, from approximately $4.3 million for the quarter ended December 31, 2014. For the nine months ended December 31, 2015, advertising expenses decreased by approximately $3.0 million, or 14.3%, to approximately $18.1 million compared to advertising expenses of approximately $21.1 million for the nine months ended December 31, 2014. The decreases in advertising expenses for the three and nine months ended December 31, 2015 can be attributed to a reduction in television advertising spending. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, decreased to $41 for the quarter ended December 31, 2015, compared to $45 for the quarter ended December 31, 2014. For both of the nine months ended December 31, 2015 and 2014 the advertising costs of acquiring a new customer was $49. The decrease in customer acquisition costs for the quarter can be attributed to increased response to our advertising. Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, increased advertising spending, and price competition. Historically, the advertising environment fluctuates due to supply and demand. A more favorable advertising environment may positively impact future new order sales, whereas a less favorable advertising environment may negatively impact future new order sales.

As a percentage of sales, advertising expense was 7.8% and 8.8% for the quarters ended December 31, 2015 and 2014, respectively, and for the nine months ended December 31, 2015 and 2014 advertising expense was 10.1% and 11.8%, respectively. The decreases in advertising expense as a percentage of total sales for the quarter and nine months ended December 31, 2015 can be attributed to a reduction in advertising spend in the quarter and nine months. The Company currently anticipates advertising as a percentage of sales to be approximately 10% for Fiscal 2016. However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability. For the fiscal year ended March 31, 2015, quarterly advertising expenses as a percentage of sales ranged between 8% and 14%.

Discontinued project costs

During the quarter ended September 30, 2014 the Company discontinued an information technology project related to a new software platform, which was intended to be put into service and capitalized during the September quarter. The Company expensed a one-time project charge of $1.7 million in the September 2014 quarter. The net after tax impact of this one-time charge was $1.1 million, or $0.05 diluted per share. The Company does not expect any additional future expenditures relating to the discontinued project. There was no financial impact related to the discontinued project during the quarter and nine months ended December 31, 2015.

Depreciation

Depreciation expenses for the quarters ended December 31, 2015 and 2014 were approximately $167,000 and $165,000, respectively. For the nine months ended December 31, 2015 depreciation expenses increased by approximately $57,000, or 11.7%, to approximately $544,000 compared to $487,000 for the same period in the prior year. The increases to depreciation expenses for the quarter and nine months ended December 31, 2015 can be attributed to an increase in new property and equipment additions.

Other income

Other income was $51,000 for the quarter ended December 31, 2015, compared to $46,000 for the quarter ended December 31, 2014. For the nine months ended December 31, 2015 other income was $148,000 compared to approximately $141,000 for the same period in the prior year. The increases to other income for the quarter and nine months ended December 31, 2015 can be primarily attributed to increased interest income. Interest income may decrease in the future as the Company utilizes its cash balances on its purchase of property, share repurchase plan, with approximately $10.2 million remaining as of December 31, 2015, on any quarterly dividend payment, or on its operating activities.

Provision for income taxes

For the quarters ended December 31, 2015 and 2014, the Company recorded an income tax provision of approximately $2.8 million and $2.9 million, respectively, and for the nine months ended December 31, 2015 and 2014, the Company recorded an income tax provision of approximately $8.8 million and $7.4 million, respectively. The decrease to the income tax provision for the quarter ending December 31, 2015, is attributed to a one-time benefit related to a Fiscal 2015 income tax over-accrual, which was recognized in the quarter ended December 31, 2015, compared to a one-time charge related to a Fiscal 2014 income tax under-accrual, which was recognized in the quarter ended December 31, 2014. The increase to the income tax provision for the nine months ended December 31, 2015, is related to an increase in operating income for the period. The increase to the income tax provision is also related to the one-time discontinued project charge of $1.7 million, which was expensed in the quarter ended September 30, 2014, and the net after tax impact of this one-time charge was $1.1 million, which reduced the income tax provision by approximately $600,000. The effective tax rate for the quarters ended December 31, 2015 and 2014 was approximately 36.3% and 37.8%, respectively, and for the nine months ended December 31, 2015 and 2014 was approximately 36.8% and 37.3%, respectively. The Company estimates its effective tax rate will be approximately 37.0% for Fiscal 2016.

Liquidity and Capital Resources

The Company’s working capital at December 31, 2015 and March 31, 2015 was $78.7 million and $73.0 million, respectively. The $5.7 million increase in working capital was primarily attributable to cash flow generated from operations, offset by dividends paid. Net cash provided by operating activities was $22.6 million and $29.5 million for the nine months ended December 31, 2015 and 2014, respectively. This change can be attributed to a greater decrease in the Company’s inventory balance for the nine months ended December 31, 2014, as compared to December 31, 2015. Net cash used in investing activities was $227,000 and $451,000 for the nine months ended December 31, 2015 and 2014, respectively. This change can be mainly attributed to decreased property and equipment additions during the nine months ended December 31, 2015. Net cash used in financing activities was $10.9 million for the nine months ended December 31, 2015, compared to $10.3 million for the same period in the prior year, which represented an increase in the dividend paid in the period.

As of December 31, 2015 the Company had approximately $10.2 million remaining under the Company’s share repurchase plan. Subsequent to December 31, 2015, on January 25, 2016 our Board of Directors declared a $0.18 per share dividend. The Board established a February 8, 2016 record date and a February 19, 2016 payment date. Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan, on dividends, or on its operating activities.

On December 22, 2015, the Company, by and through a wholly-owned subsidiary entered into an agreement of purchase and sale with an unaffiliated privately held Delaware corporation for the purchase of real property located in Palm Beach County Florida, and improvements thereon, the assignment and assumption of all leases and service agreements affecting the property, and certain tangible and intangible personal property related to the property, for a purchase price of $18.5 million, plus closing costs.

The property consists of approximately 634,000 square feet of land or 14.6 acres with two building complexes with additional land for future use. The first building complex consists of approximately 125,000 square feet consisting of both office and warehouse. The second building complex consists of approximately 60,000 square feet consisting of both office and warehouse space. As of December 22, 2015, the property was 48% leased to two tenants with a remaining weighted average lease term of 4.2 years. Subsequent to December 31, 2015, the property closing was held on January 19, 2016, and the Company funded this transaction with cash on hand. Once the property is renovated to the Company’s specifications and ready for its operation, the Company intends to occupy the remaining approximately 97,000 square feet of the building for its principal offices and distribution center, and to continue to operate the remaining office and warehouse space pursuant to existing leases.

As of December 31, 2015 the Company had no outstanding lease commitments except for the lease for its 65,300 square foot facility, expiring December 1, 2016. We are not currently bound by any long or short term agreements for the purchase or lease of capital expenditures. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Presently, we have approximately $1.3 million forecasted for capital expenditures for the remainder of Fiscal 2016, which will be funded through cash from operations. The Company’s primary source of working capital is cash from operations. The Company presently has no need for alternative sources of working capital, and has no commitments or plans to obtain additional capital.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of December 31, 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, short term investments, accounts receivable, and accounts payable. The book values of cash equivalents, short term investments, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and investments. As of December 31, 2015, we had $47.1 million in cash and cash equivalents and $15.6 million in short term investments. A majority of our cash and cash equivalents and investments generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments. It would also impact the market value of our investments. Our investments are subject to market risk, primarily interest rate and credit risk. Our investments are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our investments to high-quality debt instruments with both short and long term maturities. We do not hold any derivative financial instruments that could expose us to significant market risk. At December 31, 2015, we had no debt obligations.

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended December 31, 2015, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective such that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act: (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not make any sales of unregistered securities during the third quarter of Fiscal 2016.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report.

10.11	Purchase and Sale Agreement to Acquire Property at 420 South Congress Avenue (filed herewith to Exhibit 10.11 of the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2015, Commission File No. 000-28827.)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2015, Commission File No. 000-28827).

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2015, Commission File No. 000-28827).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2015, Commission File No. 000-28827).

signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.
(The “Registrant”)

Date: February 2, 2016

By:	/s/ Menderes Akdag
Menderes Akdag

Chief Executive Officer and President
(principal executive officer)

By:	/s/ Bruce S. Rosenbloom
Bruce S. Rosenbloom

Chief Financial Officer
(principal financial and accounting officer)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

PETMED EXPRESS, INC

FORM 10-Q

FOR THE QUARTER ENDED:

DECEMBER 31, 2015

EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description	Number of Pages in Original Document	Incorporated By Reference

10.11	Purchase and Sale Agreement to Acquire Property at 420 South Congress Avenue	36	**

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1	**

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1	**

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	1	**

** Filed herewith