Form 10-K
period 2016-03-31
PETMED EXPRESS INC
filed 2016-05-24
CIK 1040130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of September 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $313.4 million based on the closing sales price of the registrant’s Common Stock on that date, as reported on the NASDAQ Global Select Market.

The number of shares of the registrant’s Common Stock outstanding as of May 24, 2016 was 20,446,942.

DOCUMENTS INCORPORATED BY REFERENCE

Information to be set forth in our Proxy Statement relating to our 2016 Annual Meeting of Stockholders to be held on July 29, 2016 is incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this report.

PETMED EXPRESS, INC.

2016 Annual Report on Form 10-K

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

The Company markets its products through national television, online, and direct mail/print advertising campaigns, which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases. Our fiscal year end is March 31, our executive offices are currently located at 1441 S.W. 29th Avenue, Pompano Beach, Florida 33069, and our telephone number is (954) 979-5995. In the third quarter of fiscal 2017 our executive offices will be located at 420 South Congress Avenue, Delray Beach, Florida 33445.

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

Prescription Medications (Rx): Heartworm and flea and tick preventatives, arthritis, thyroid, diabetes, pain medications, antibiotics, and other specialty medications, as well as generic substitutes.

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

Internet

We seek to combine our product selection and pet health information with the shopping ease of the Internet to deliver a convenient and personalized shopping experience. Our website offers health and nutritional product selections for dogs and cats, and relevant editorial and easily obtainable or retrievable resource information. From our home page, customers can search our website for products and access resources on a variety of information on dogs and cats. Customers can shop at our website by category, product line, individual product, or symptom. We attracted approximately 33 million visitors to our website during fiscal 2016, approximately 8% of those visitors placed an order, and our website generated approximately 81% of our total sales for the same time period. On our website pet owners have access to health information covering pets’ behavior and illnesses, and natural and pharmaceutical remedies specifically for a pet’s problem. The pet education content on our main website is periodically updated with the latest research for pet owners.

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

Our Customers

Approximately 2.3 million customers have purchased from us within the last two years. We attracted approximately 489,000 and 529,000 new customers in fiscal 2016 and 2015, respectively. Our customers are located throughout the United States, with approximately 50% of customers residing in California, Florida, Texas, New York, Pennsylvania, North Carolina, Virginia, and Georgia. Our primary focus has been on retail customers and the average purchase was approximately $81 for fiscal 2016 compared to $77 for fiscal 2015.

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

Operations

Order Processing

Our website allows customers to easily browse and purchase all of our products online. Our website is designed to be fast, secure, and easy to use with order and shipping confirmations, and with online order tracking capabilities. We provide our customers with toll-free telephone access to our customer care representatives. Our call center generally operates from 8:00 AM to 11:00 PM, Monday through Thursday, 8:00 AM to 9:00 PM on Friday, 9:00 AM to 6:00 PM on Saturday, and 10:00 AM to 5:00 PM on Sunday, Eastern Time. The process of customers purchasing products from 1-800-PetMeds consists of a few simple steps. A customer first places an order online or a call to our toll-free telephone number. The following information is needed to process prescription orders: pet information, prescription information, and the veterinarian’s name and phone number. This information is entered into our computer system. Then our pharmacists and pharmacy technicians verify all prescriptions. The order process system checks for the verification for prescription medication orders and a valid payment method for all orders. An invoice is generated and printed in our fulfillment center, where items are picked, and then shipped via United States Postal Service, Federal Express, or UPS. Our customers enjoy the convenience of rapid home delivery, with the majority of all orders being shipped within 24 hours of ordering.

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

Purchasing

We purchase our products from a variety of sources, including certain manufacturers, domestic distributors, and wholesalers. There were four suppliers from whom we purchased approximately 50% of all products in fiscal 2016. We purchase the majority of the health and nutritional supplements directly from manufacturers. We believe having strong relationships with product manufacturers will ensure the availability of an adequate volume of products ordered by our customers, and will enable us to provide more and better product information.

Historically, many of the major manufacturers of prescription and non-prescription medications have declined to sell these products to direct marketing companies, such as our Company. (See Risk Factors.) Part of our growth strategy includes developing direct relationships with the leading pharmaceutical manufacturers of the more popular prescription and non-prescription medications.

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

According to the American Pet Products Manufacturers Association, pet spending in the United States increased 3.9% to $60.3 billion in 2015. Pet supplies and medications represented $14.3 billion, or 24% of the total spending on pets in the United States. The pet medication market that we participate in is estimated to be approximately $4.2 billion, with veterinarians having the majority of the market share. The dog and cat population is approximately 164 million, with approximately 65% of all households having a pet.

We believe that the following are the main competitive strengths that differentiate 1-800-PetMeds from the competition:

•	Channel leader, in an estimated $4.2 billion industry;
•	“1-800-PetMeds” brand name;
•	Licensed pharmacy to conduct business in 50 states, and awarded Vet-VIPPSCM (Veterinary-Verified Internet Pharmacy Practice Site) accreditation by the National Association of Boards of Pharmacy®;
•	Exceptional customer care and support

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

We also obtained the right to use and control the Internet addresses www.petmeds.pharmacy and www.1800petmeds.pharmacy, through a National Association of Boards of Pharmacy® initiative to ensure high standards for online pharmacies. We do not expect to lose the ability to use the Internet addresses; however, there can be no assurance in this regard and the loss of these addresses may have a material adverse effect on our financial position and results of operations. We are the exclusive owners of United States Trademark Registrations for “PetMed Express and Design®,” “1888PetMeds and Design®,” “1-800-PetMeds and Design®,” “1-800-PetMeds®,” and “PetMeds®,” among numerous others.

Government Regulation

Dispensing prescription medications is governed at the state level by Boards of Pharmacy, or similar regulatory agencies, of each state where prescription medications are dispensed. We are subject to regulation by the State of Florida and are licensed as a community pharmacy by the Florida Board of Pharmacy. Our current license is valid until February 28, 2017, and prior to that date a renewal application will be submitted to the Board of Pharmacy. During fiscal 2015 we obtained a federal registration, and state registrations/permits as required, to dispense Schedule IV controlled substances, Our pharmacy practice is also licensed and/or regulated by 49 other state pharmacy boards, the District of Columbia Board of Pharmacy, and the United States Drug Enforcement Administration, and with respect to our products, by other regulatory authorities including, but not necessarily limited to, the United States Food and Drug Administration (“FDA”) and the United States Environmental Protection Agency. As a licensed pharmacy in the State of Florida, we are subject to the Florida Pharmacy Act and regulations promulgated thereunder. To the extent that we are unable to maintain our license as a community pharmacy with the Florida Board of Pharmacy, or if we do not maintain the licenses granted by other state pharmacy boards, or if we become subject to actions by the FDA, or other enforcement regulators, our distribution of prescription medications to pet owners could cease, which could have a material adverse effect on our financial condition and results of operations.

Employees

We currently have 178 full time employees, including: 110 in customer care and marketing; 27 in fulfillment and purchasing; 30 in our pharmacy; 3 in information technology; 3 in administrative positions; and 5 in management. None of our employees are represented by a labor union, or governed by any collective bargaining agreements. We consider relations with our employees to be satisfactory.

Available Information

We file annual, quarterly, and current reports, proxy statements, and other information with the Securities and Exchange Commission ("SEC"). Our SEC filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to the Exchange Act are available free of charge over the Internet on our website at www.1800petmeds.com or at the SEC's web site at www.sec.gov. Our SEC filings will be available through our website as soon as reasonably practicable after we have electronically filed or furnished them to the SEC. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

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

The majority of our sales were attributable to sales of prescription and non-prescription medications. Historically, many of the major pharmaceutical manufacturers have declined to sell prescription and non-prescription pet medications directly to us. In order to assure a supply of these products, we purchase medications from various secondary sources, including a variety of domestic distributors. Our business strategy includes seeking to establish direct purchasing arrangements with major pet pharmaceutical manufacturing companies. If we are not successful in achieving this goal, we will continue to rely upon secondary sources. We cannot guarantee that if we continue to purchase prescription and non-prescription pet medications from secondary sources that we will be able to purchase an adequate supply to meet our customers’ demands, or that we will be able to purchase these products at competitive prices. As these products represent a significant portion of our sales, our failure to fill customer orders for these products could adversely impact our sales. If we are forced to pay higher prices for these products to ensure an adequate supply, we cannot guarantee that we will be able to pass along to our customers any increases in the prices we pay for these medications. This inability to pass along increased prices could materially adversely affect our gross margins, financial condition and results of operations.

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

While we ship pet medications to customers in all 50 states, approximately 50% of our sales for the fiscal year ended March 31, 2016 were made to customers located in the states of California, Florida, Texas, New York, Pennsylvania, North Carolina, Virginia, and Georgia. If for any reason our license to operate a pharmacy in one or more of those states should be suspended or revoked, or if it is not granted or renewed, our ability to sell prescription medications to residents of those states would cease and our financial condition and results of operations in future periods would be materially adversely affected.

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

Our Internet addresses, www.1800petmeds.com, www.1888petmeds.com, www.petmedexpress.com, www.petmed.com, www.petmeds.com, www.petmeds.pharmacy, and www.1800petmeds.pharmacy, are critical to our brand recognition and our overall success. If we are unable to protect these Internet addresses, our competitors could capitalize on our brand recognition. There may be similar Internet addresses used by competitors. Governmental agencies and their designees generally regulate the acquisition and maintenance of Internet addresses. The regulation of Internet addresses in the United States and in foreign countries has changed, and may undergo further change in the near future. Furthermore, the relationship between regulations governing Internet addresses and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may not be able to protect our own Internet addresses, or prevent third parties from acquiring Internet addresses that are confusingly similar to, infringe upon, or otherwise decrease the value of our Internet addresses.

Since all of our operations are housed in a single location, we are more susceptible to business interruption in the event of damage to or disruptions in our facility.

Our headquarters and distribution center are currently located in two buildings in one location in South Florida, and most of our shipments of products to our customers are made from this sole distribution center. We have no present plans to establish any additional distribution centers or offices. Because we consolidate our operations in one location, we are more susceptible to power and equipment failures, and business interruptions in the event of fires, floods, and other natural disasters than if we had additional locations. Furthermore, because we are located in South Florida, which is a hurricane-sensitive area, we are particularly susceptible to the risk of damage to, or total destruction of, our headquarters and distribution center and surrounding transportation infrastructure caused by a hurricane.

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

Our operating results are difficult to predict and may fluctuate, and a portion of our sales are seasonal.

Factors that may cause our operating results to fluctuate include:

•	Our ability to obtain new customers at a reasonable cost, retain existing customers, or encourage reorders;
•	Our ability to increase the number of visitors to our website, or our ability to convert visitors to our website into customers;
•	The mix of medications and other pet products sold by us;
•	Our ability to manage inventory levels or obtain an adequate supply of products;
•	Our ability to adequately maintain, upgrade, and develop our website, the systems that we use to process customers’ orders and payments, or our computer network;
•	Increased competition within our market niche;
•	Price competition;
•	New products introduced to the market, including generics;
•	Increases in the cost of advertising;
•	The amount and timing of operating costs and capital expenditures relating to expansion of our product line or operations;
•	Disruption of our toll-free telephone service, technical difficulties, or systems and Internet outages or slowdowns; and
•	Unfavorable general economic trends.

Because our operating results are difficult to predict, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm, and flea and tick medications. For the quarters ended June 30, 2015, September 30, 2015, December 31, 2015, and March 31, 2016, Company sales were 30%, 24%, 22%, and 24%, respectively. In addition to the seasonality of our sales, our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, including weather, many of which are out of our control. Any change in one or more of these factors could materially adversely affect our financial condition and results of operations in future periods.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our facilities, including our principal executive offices, are located at 1441 S.W. 29th Avenue and 2900 Gateway Drive, Pompano Beach, Florida 33069. The Company leases its 65,300 square foot executive offices, warehouse facility and customer service and pharmacy contact centers under a non-cancelable operating lease, through December 1, 2016. The Company is responsible for certain maintenance costs, taxes, and insurance under this lease. The future minimum annual lease payments for the year ended March 31, 2017 is $519,000. Rent expense was $781,000, $794,000, and $785,000 for the fiscal years ended March 31, 2016, 2015 and 2014, respectively.

In January 2016 we completed the acquisition of real property located at 420 South Congress Avenue, Delray Beach, Florida, and improvements thereon (collectively referred to herein as the “Property”), the assignment and assumption of all leases and service agreements affecting the Property, and certain tangible and intangible personal property related to the Property, for a purchase price of $18.5 million, plus closing costs. The Property consists of approximately 634,000 square feet of land or 14.6 acres with two building complexes totaling approximately 185,000 square feet, with additional land for future use. The first building complex consists of approximately 125,000 square feet consisting of both office and warehouse. The second building complex consists of approximately 60,000 square feet consisting of both office and warehouse space. Once the Property is renovated to the Company’s specifications and ready for its operation, expected in the third quarter of fiscal 2017, the Company intends to occupy approximately 97,000 square feet of the first building for its principal offices and distribution center, and to continue to operate the remaining office and warehouse space pursuant to existing leases. As of March 31, 2016, 48% of the Property was leased to two tenants with a remaining weighted average lease term of 4.0 years. We believe that our facilities will be sufficient for our current needs and are in good condition in all material respects.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “PETS.” The prices set forth below reflect the high and low sale prices per share in each of the quarters of fiscal 2016 and 2015 as reported by the NASDAQ.

Fiscal 2016:	High	Low
First Quarter	$17.73	$15.82
Second Quarter	$18.23	$15.72
Third Quarter	$17.88	$16.04
Fourth Quarter	$18.70	$15.77

Fiscal 2015:	High	Low
First Quarter	$13.80	$12.63
Second Quarter	$14.54	$13.24
Third Quarter	$14.72	$12.56
Fourth Quarter	$16.59	$14.04

Holders

There were 93 holders of record of our common stock at May 24, 2016, and approximately 19,800 of our holders are “street name” or beneficial holders, whose shares are held by banks, brokers, or other financial institutions.

Dividends

During fiscal 2015 and 2016, our Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount (In thousands)	Payment Date

May 2, 2014	$0.17	May 14, 2014	$3,432	May 23, 2014
July 21, 2014	$0.17	August 4, 2014	$3,446	August 15, 2014
October 20, 2014	$0.17	November 3, 2014	$3,445	November 14, 2014
January 20, 2015	$0.17	February 3, 2015	$3,445	February 13, 2015

May 4, 2015	$0.18	May 1, 2015	$3,647	May 22, 2015
July 20, 2015	$0.18	August 3, 2015	$3,660	August 14, 2015
October 19, 2015	$0.18	November 2, 2015	$3,660	November 13, 2015
January 25, 2016	$0.18	February 8, 2016	$3,659	February 19, 2016

On May 9, 2016, the Company’s Board of Directors declared an increased quarterly dividend of $0.19 per share on its common stock. The $3.9 million dividend will be paid on May 27, 2016, to shareholders of record at the close of business on May 20 2016. The Company intends to continue to pay regular quarterly dividends; however the declaration and payment of future dividends is discretionary and will be subject to a determination by the Board of Directors each quarter following its review of the Company’s financial performance.

Issuer Purchases of Equity Securities

On November 8, 2006, the Company’s Board of Directors approved a share repurchase plan of up to $20.0 million. On October 31, 2008, November 1, 2010, and August 1, 2011, the Company’s Board of Directors approved an increase under the share repurchase plan, each for an additional $20.0 million. The repurchase plan is intended to be implemented through purchases made from time to time in either the open market or through private transactions at the Company’s discretion, subject to market conditions and other factors, in accordance with Securities and Exchange Commission requirements.

There can be no assurances as to the precise number of shares that will be repurchased under the share repurchase plan, and the Company may discontinue the share repurchase plan at any time subject to compliance with applicable regulatory requirements. Shares purchased pursuant to the share repurchase plan will either be cancelled or held in the Company’s treasury. During fiscal 2016 and fiscal 2015 the Company did not repurchase any shares, and as of March 31, 2016, the Company had approximately $10.2 million remaining under the Company’s share repurchase plan. Since the inception of the share repurchase plan, approximately 5.6 million shares have been repurchased under the plan for approximately $69.8 million, averaging approximately $12.54 per share.

Performance Graph

Set forth below is a line graph comparing the five year cumulative performance of our Common Stock with the Standard & Poor’s Composite-500 Stock Index (the “S&P 500”), the Nasdaq Composite, and the Russell 2000, from March 31, 2011 to March 31, 2016. The graph assumes that $100 was invested on March 31, 2011 in each of our Common Stock, the S&P 500, the Nasdaq Composite, and the Russell 2000. Because we have historically paid dividends on a quarterly basis, the graph assumes that dividends were reinvested. The performance graph and related information below shall not be deemed “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

250
200
150
100
50
0
Value of $100 Investment made March 31, 2011
Nasdaq Composite
S&P
Russell 2000
PetMed Express, Inc.
3/31/2011
3/31/2012
3/31/2013
3/31/2014
3/31/2015
3/31/2016
Nasdaq Composite
S&P 500
Russell 2000
PetMed Express, Inc.

Performance graph data:

	Fiscal Year Ended March 31,
	2011	2012	2013	2014	2015	2016
Nasdaq Composite	100.00	114.03	123.04	161.72	188.56	188.62
S&P 500	100.00	108.54	123.69	150.73	169.92	172.95
Russell 2000	100.00	99.82	116.09	145.00	156.90	141.59
PetMed Express, Inc.	100.00	81.87	101.86	106.68	138.04	156.27

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2006 Amended and Restated Employee Equity Compensation Restricted Stock Plan, Amended and Restated 2006 Outside Director Equity Compensation Restricted Stock Plan, and 2015 Outside Director Equity Compensation Restricted Stock Plan as of March 31, 2016:

EQUITY COMPENSATION PLAN INFORMATION

(In thousands, except for per share amounts)

	Number of securities		Number of securities
	to be issued upon	Weighted average	remaining available
	exercise of outstanding	exercise price of	for future issuance
	options, warrants	outstanding options,	under equity
Plan category	and rights	warrants and rights	compensation plans

2006 Employee Restricted Stock Plan	928	-	515

2006 Director Restricted Stock Plan	272	-	305

2015 Director Restricted Stock Plan	-	-	400

Total	1,200		1,220

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and notes thereto, and other financial information included elsewhere in this Annual Report on Form 10-K. The Consolidated Statements of Income data set forth below for the fiscal years ended March 31, 2016, 2015, and 2014 and the Consolidated Balance Sheet data as of March 31, 2016 and 2015 have been derived from our audited Consolidated Financial Statements which are included elsewhere in this Annual Report on Form 10-K. The Consolidated Statements of Income data set forth below for the fiscal years ended March 31, 2013 and 2012 and the Consolidated Balance Sheet data as of March 31, 2014, 2013 and 2012 have been derived from our audited Consolidated Financial Statements which are not included in this Annual Report on Form 10-K.

CONSOLIDATED STATEMENTS OF INCOME DATA

(In thousands, except for per share amounts)

	Fiscal Year Ended March 31,
	2016	2015	2014	2013	2012

Sales	$234,684	$229,395	$233,391	$227,829	$238,250
Cost of sales	158,388	153,125	155,774	150,708	158,085
Gross profit	76,296	76,270	77,617	77,121	80,165
Operating expenses	43,908	48,657	49,399	50,116	54,143
Net income	20,567	17,453	17,972	17,165	16,659
Net income per common share:
Basic	1.02	0.87	0.90	0.86	0.81
Diluted	1.02	0.87	0.90	0.86	0.80
Weighted average number of common shares outstanding:
Basic	20,124	20,015	19,901	19,926	20,613
Diluted	20,254	20,136	20,043	20,049	20,708
Cash dividends declared per common share	0.720	0.680	0.660	1.600	0.525

CONSOLIDATED BALANCE SHEET DATA

(In thousands)

	March 31,
	2016	2015	2014	2013	2012

Working capital	$60,543	$72,166	$66,116	$59,760	$78,216
Total assets	90,279	82,852	78,375	73,179	91,064
Total liabilities	7,084	7,417	8,158	9,165	9,883
Shareholders' equity	83,195	75,435	70,217	64,014	81,181

NON FINANCIAL DATA (UNAUDITED)

(In thousands)

	March 31,
	2016	2015	2014	2013	2012

New customers acquired	489	529	597	630	722
Total accumulated customers (1)	9,075	8,586	8,057	7,460	6,830

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

The Company markets its products through national television, online, and direct mail/print advertising campaigns which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases. Approximately 81% of all sales were generated via the Internet in fiscal 2016, compared to 80% in fiscal 2015. The Company’s sales consist of products sold mainly to retail consumers. The twelve-month average purchase was approximately $81 and $77 per order for the fiscal years ended March 31, 2016 and 2015, respectively.

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

Revenue recognition

The Company generates revenue by selling pet medication products and pet supplies primarily to retail consumers. The Company’s policy is to recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the customer. Outbound shipping and handling fees are included in sales and are billed upon shipment. Shipping expenses are included in cost of sales. The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize accounts receivable balances relative to sales. The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends. The allowance for doubtful accounts was approximately $13,000 at March 31, 2016, compared to $8,000 at March 31, 2015.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. The inventory reserve was approximately $64,000 and $63,000 as of March 31, 2016 and 2015, respectively.

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

Results of Operations

The following should be read in conjunction with the Company’s Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Consolidated Statements of Comprehensive Income:

	Fiscal Year Ended March 31,

	2016	2015	2014

Sales	100.0%	100.0%	100.0%
Cost of sales	67.5	66.8	66.7

Gross profit	32.5	33.2	33.3

Operating expenses:
General and administrative	9.1	9.2	9.2
Advertising	9.3	11.0	11.6
Discontinued project costs	-	0.7	-
Depreciation	0.3	0.3	0.4
Total operating expenses	18.7	21.2	21.2

Income from operations	13.8	12.0	12.1

Total other income	0.1	0.1	0.1

Income before provision for income taxes	13.9	12.1	12.2

Provision for income taxes	5.1	4.5	4.5

Net income	8.8%	7.6%	7.7%

Fiscal 2016 Compared to Fiscal 2015

Sales

Sales increased by approximately $5.3 million, or 2.3%, to approximately $234.7 million for the fiscal year ended March 31, 2016, from approximately $229.4 million for the fiscal year ended March 31, 2015. The increase in sales for the fiscal year ended March 31, 2016 was primarily due to increased reorder sales, offset by a slight decrease in new order sales. The Company acquired approximately 489,000 new customers for the year ended March 31, 2016, compared to approximately 529,000 new customers for the same period the prior year.

The following chart illustrates sales by various sales classifications:

Sales (In thousands)	2016	%	2015	%	$ Variance	% Variance

Reorder Sales	$195,569	83.3%	$189,685	82.7%	$5,884	3.1%
New Order Sales	$39,115	16.7%	$39,710	17.3%	$(595)	-1.5%

Total Net Sales	$234,684	100.0%	$229,395	100.0%	$5,289	2.3%

Internet Sales	$190,781	81.3%	$184,078	80.2%	$6,703	3.6%
Contact Center Sales	$43,903	18.7%	$45,317	19.8%	$(1,414)	-3.1%

Total Net Sales	$234,684	100.0%	$229,395	100.0%	$5,289	2.3%

Going forward sales may be adversely affected due to increased competition and consumers giving more consideration to price. No guarantees can be made that sales will grow in the future. The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm, and flea and tick medications. For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2016, the Company’s sales were approximately 30%, 24%, 22%, and 24%, respectively. For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2015, the Company’s sales were approximately 32%, 25%, 21%, and 22%, respectively.

Cost of sales

Cost of sales increased by $5.3 million, or 3.4% to $158.4 million for the fiscal year ended March 31, 2016, from $153.1 million for the fiscal year ended March 31, 2015. The increase in cost of sales in fiscal 2016 is directly related to the increase in sales during the fiscal year. As a percentage of sales, cost of sales was 67.5% in fiscal 2016, as compared to 66.8% in fiscal 2015. The cost of sales percentage increase can be mainly attributed to an increase in product costs on certain brands and additional discounts given to customers to increase sales during the fiscal year.

Gross profit

Gross profit was $76.3 million for both of the fiscal years ended March 31, 2016 and 2015. Gross profit as a percentage of sales for fiscal 2016 was 32.5% compared to 33.2%, for fiscal 2015. The gross profit percentage decrease in fiscal 2016 can be mainly attributed to an increase in product costs on certain brands and additional discounts given to customers to increase sales during the fiscal year.

General and administrative expenses

General and administrative expenses increased by $200,000, or 1.0%, to $21.3 million for the fiscal year ended March 31, 2016 from $21.1 million for the fiscal year ended March 31, 2015. The increase in general and administrative expenses for the fiscal year ended March 31, 2016 was primarily due to the following: a $165,000 increase in bad debt expenses relating to increased credit card chargebacks in the period; a $139,000 increase in property expenses; and a $135,000 increase in bank service fees due to increased sales. Offsetting the increase was a $62,000 decrease in payroll expenses; a $53,000 decrease due to a one-time charge relating to state/county sales tax which was not collected on behalf of our customers in fiscal 2015; a $53,000 decrease in licenses and fees; a $39,000 decrease in insurance expenses; and a $32,000 net decrease in other expenses which included telephone, travel, and office expenses. General and administrative expenses as a percentage of sales were 9.1% for the fiscal year ended March 31, 2016, compared to 9.2% for the fiscal year ended March 31, and 2015, respectively. The decrease in general and administrative expenses as a percentage of sales was primarily due to an increase to sales for fiscal 2016.

Advertising expenses

Advertising expenses decreased by approximately $3.4 million to approximately $21.8 million for the year ended March 31, 2016, from approximately $25.2 million for the year ended March 31, 2015. The decrease in advertising expenses for fiscal 2016 can be attributed to a reduction in television advertising spending. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $45 for the fiscal year ended March 31, 2016, compared to $48 for the fiscal year ended March 31, 2015. The decrease in customer acquisition costs for fiscal 2016 can be attributed to increased response to our advertising.

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

As a percentage of sales, advertising expense was 9.3% and 11.0% for the fiscal years ended March 31, 2016 and 2015, respectively. The decrease in advertising expense as a percentage of total sales for the fiscal year ended March 31, 2016 can be attributed to a reduction in television advertising spending. The Company currently anticipates advertising as a percentage of sales to be approximately 9% for fiscal 2017. However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability. For the fiscal year ended March 31, 2016, quarterly advertising expenses as a percentage of sales ranged between 7% and 11%.

Discontinued project costs

During the quarter ended September 30, 2014 the Company discontinued an information technology project related to a new software platform, which was intended to be put into service and capitalized during fiscal 2015. The Company expensed a one-time project charge of $1.7 million in the September 2014 quarter. The net after tax impact of this one-time charge was $1.1 million, or $0.05 diluted per share. The Company does not expect any additional future expenditures relating to the discontinued project. There was no financial impact related to the discontinued project during the fiscal year ended March 31, 2016.

Depreciation

Depreciation increased by approximately $110,000, to approximately $770,000 for the year ended March 31, 2016, from approximately $660,000 for the year ended March 31, 2015. This increase to depreciation for the fiscal year ended March 31, 2016 can be attributed to an increase in new property and equipment additions.

Other income

Other income decreased slightly, to approximately $179,000 for the year ended March 31, 2016 from approximately $185,000 for the year ended March 31, 2015. Other income mainly consists of interest income and rental income. Other income may increase in fiscal 2017 due to increased rental revenue and interest income may decrease in the future as the Company utilizes its cash balances on its share repurchase plan, with approximately $10.2 million remaining as of March 31, 2016, on any quarterly dividend payment, or on its operating activities.

Provision for income taxes

For the fiscal years ended March 31, 2016 and 2015, the Company recorded an income tax provision for approximately $12.0 million and $10.3 million, respectively. The increase to the income tax provision for fiscal 2016 is related to an increase to operating income for the period due to a reduction in operating expenses. The increase to the income tax provision is also related to the one-time discontinued project charge of $1.7 million which was recognized in fiscal 2015, the net after tax impact of this one-time charge was $1.1 million, which reduced the income tax provision by approximately $600,000. The effective tax rate for the fiscal years ended March 31, 2016 and 2015 were 36.8% and 37.2%, respectively. The effective tax rate decrease for the fiscal year ended March 31, 2016, can be attributed to a one-time benefit related to a fiscal 2016 income tax over-accrual, which was recognized in the quarter ended December 31, 2015, compared to a one-time charge related to a fiscal 2015 income tax under-accrual, which was recognized in the quarter ended December 31, 2014. The Company estimates its effective tax rate will be approximately 37.0% for fiscal 2017.

Net income

Net income increased by approximately $3.1 million, or 17.8%, to approximately $20.6 million for the fiscal year ended March 31, 2016 from approximately $17.5 million for the fiscal year ended March 31, 2015. The increase was primarily due to a reduction in operating expenses during fiscal 2016 and the recognition of a one-time project charge of $1.7 million recognized in fiscal 2015. The net after tax impact of this one-time charge was $1.1 million.

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

Liquidity and Capital Resources

The Company’s working capital at March 31, 2016 and 2015 was approximately $60.5 million and approximately $72.2 million, respectively. The $11.7 million decrease in working capital was primarily attributable to the $18.5 million real property purchase in January 2016, offset by cash flow generated from operations. Net cash provided by operating activities was $21.1 million and $32.0 million for the fiscal years ended March 31, 2016 and 2015, respectively. This change can be attributed to a greater decrease in the Company’s inventory balance at March 31, 2015, as compared to a slight increase at March 31, 2016. Net cash used in investing activities was $4.5 million and $986,000 for the years ended March 31, 2016 and 2015, respectively. This change can be attributed to increased property and equipment additions during fiscal 2016, offset by a reduction in the Company’s short term investments. Net cash used in financing activities was $14.5 million and $13.7 million for the years ended March 31, 2016 and 2015, respectively. This change represented an increase in the dividends paid during fiscal 2016. As of March 31, 2016 the Company had approximately $10.2 million remaining under the Company’s share repurchase plan, and no shares were repurchased in fiscal 2016.

In January 2016 we completed the acquisition of real property located at 420 South Congress Avenue, Delray Beach, Florida, and improvements thereon, the assignment and assumption of all leases and service agreements affecting the Property, and certain tangible and intangible personal property related to the Property, for a purchase price of $18.5 million, plus closing costs. The Property consists of approximately 634,000 square feet of land or 14.6 acres with two building complexes with additional land for future use. The first building complex consists of approximately 125,000 square feet consisting of both office and warehouse. The second building complex consists of approximately 60,000 square feet consisting of both office and warehouse space. Once the Property is renovated to the Company’s specifications and ready for its operation, expected in the third quarter of fiscal 2017, the Company intends to occupy the remaining approximately 97,000 square feet of the building for its principal offices and distribution center, and to continue to operate the remaining office and warehouse space pursuant to existing leases. As of March 31, 2016, 48% of the Property was leased to two tenants with a remaining weighted average lease term of 4.0 years.

Subsequent to March 31, 2016, the Company’s Board of Directors declared an increased quarterly dividend of $0.19 per share on May 9, 2016. The Board established a May 20, 2016 record date and a May 27, 2016 payment date. Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan, on quarterly dividends, or on its operating activities.

As of both March 31, 2016 and 2015 the Company had no outstanding lease commitments except for the lease for its 65,300 square foot facility. We are not currently bound by any long or short term agreements for the purchase or lease of capital expenditures. Any material amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any future increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Presently, we have approximately $9.0 million forecasted for capital expenditures in fiscal 2017, primarily related to improvements of the new Property, upgrading the distribution center infrastructure, and computer equipment, which will be funded through cash from operations. The Company’s primary source of working capital is cash from operations. The Company presently has no need for alternative sources of working capital, and has no commitments or plans to obtain additional capital.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2016.

Contractual Obligations and Commitments (In thousands)

	Total	Less than 1 year	1-2 years	3-5 Years	More than 5 years

Property lease	$519	$519	$-	$-	$-
Executive employment contract	$1,800	$600	$600	$600	$-

Total obligations	$2,319	$1,119	$600	$600	$-

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, short term investments, accounts receivable, and accounts payable. The book values of cash equivalents, short term investments, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and investments. At March 31, 2016, we had $37.6 million in cash and cash equivalents. A majority of our cash and cash equivalents and investments generates interest income based on prevailing interest rates.

A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments. It would also impact the market value of our investments. Our investments are subject to market risk, primarily interest rate and credit risk. Our investments are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our investments to high-quality debt instruments with both short and long term maturities. We do not hold any derivative financial instruments that could expose us to significant market risk. At March 31, 2016, we had no debt obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PETMED EXPRESS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

PetMed Express, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of PetMed Express, Inc. and subsidiaries as of March 31, 2016 and 2015, and the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2016.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PetMed Express, Inc. and subsidiaries as of March 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2016, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PetMed Express, Inc. and subsidiaries' internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated May 24, 2016 expressed an unqualified opinion on the effectiveness of PetMed Express, Inc. and subsidiaries’ internal control over financial reporting.

/s/ RSM US LLP
RSM US LLP

Fort Lauderdale, Florida
May 24, 2016

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share amounts)

	March 31,	March 31,
	2016	2015
ASSETS

Current assets:
Cash and cash equivalents	$37,639	$35,613
Short term investments - available for sale	-	15,591
Accounts receivable, less allowance for doubtful accounts of $13 and $8, respectively	1,724	1,931
Inventories - finished goods	25,586	25,068
Prepaid expenses and other current assets	2,435	1,380
Prepaid income taxes	243	-
Total current assets	67,627	79,583

Noncurrent assets:
Property and equipment, net	20,929	1,569
Intangible assets	860	860
Deferred tax assets	863	840

Total noncurrent assets	22,652	3,269

Total assets	$90,279	$82,852

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$5,004	$5,153
Accrued expenses and other current liabilities	2,080	2,214
Income taxes payable	-	50

Total liabilities	7,084	7,417

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 5,000 shares authorized; 3 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized; 20,447 and 20,262 shares issued and outstanding, respectively	20	20
Additional paid-in capital	4,871	3,117
Retained earnings	78,295	72,343
Accumulated other comprehensive loss	-	(54)

Total shareholders' equity	83,195	75,435

Total liabilities and shareholders' equity	$90,279	$82,852

See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except for per share amounts)

	Year Ended March 31,
	2016	2015	2014

Sales	$234,684	$229,395	$233,391
Cost of sales	158,388	153,125	155,774

Gross profit	76,296	76,270	77,617

Operating expenses:
General and administrative	21,301	21,101	21,352
Advertising	21,837	25,182	27,180
Discontinued project costs	-	1,714	-
Depreciation	770	660	867
Total operating expenses	43,908	48,657	49,399

Income from operations	32,388	27,613	28,218

Other income (expense):
Interest income, net	190	184	185
Realized loss on sale of short term investments	(74)	-	-
Other, net	63	1	(4)
Total other income	179	185	181

Income before provision for income taxes	32,567	27,798	28,399

Provision for income taxes	12,000	10,345	10,427

Net income	$20,567	$17,453	$17,972

Net change in unrealized gain (loss) on short term investments	54	(17)	(35)

Comprehensive income	$20,621	$17,436	$17,937

Net income per common share:
Basic	$1.02	$0.87	$0.90
Diluted	$1.02	$0.87	$0.90

Weighted average number of common shares outstanding:
Basic	20,124	20,015	19,901
Diluted	20,254	20,136	20,043

Cash dividends declared per common share	$0.72	$0.68	$0.66

See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Fiscal years ended March 31, 2014, March 31, 2015, and March 31, 2016

(In thousands)

	Convertible		Common		Additional		Other
	Preferred Stock		Stock		Paid-In	Retained	Comprehensive
	Shares	Amounts	Shares	Amounts	Capital	Earnings	Gain (Loss)	Total

Balance, March 31, 2013	3	$9	20,109	$20	$-	$63,987	$(2)	$64,014

Issuance of restricted stock, net	-	-	81	-	-	-	-	-

Share based compensation	-	-	-	-	1,479	-	-	1,479

Dividends declared	-	-	-	-	-	(13,312)	-	(13,312)

Deferred tax adjustment related to resticted stock	-	-	-	-	99	-	-	99

Net income	-	-	-	-	-	17,972	17,972	17,972

Other comprehensive loss:
Net Change in unrealized loss on short term investments							(35)	(35)

Total comprehensive income							$17,937	-

Balance, March 31, 2014	3	9	20,190	20	1,578	68,647	(37)	70,217

Issuance of restricted stock, net	-	-	72	-	-	-	-	-

Share based compensation	-	-	-	-	1,481	-	-	1,481

Dividends declared	-	-	-	-	-	(13,757)	-	(13,757)

Deferred tax adjustment related to resticted stock	-	-	-	-	58	-	-	58

Net income	-	-	-	-	-	17,453	17,453	17,453

Other comprehensive loss:
Net Change in unrealized loss on short term investments							(17)	(17)

Total comprehensive income							$17,436	-

Balance, March 31, 2015	3	$9	20,262	$20	$3,117	$72,343	$(54)	$75,435

Issuance of restricted stock, net	-	-	185	-	-	-	-	-

Share based compensation	-	-	-	-	1,612	-	-	1,612

Dividends declared	-	-	-	-	-	(14,615)	-	(14,615)

Deferred tax adjustment related to resticted stock	-	-	-	-	142	-	-	142

Net income	-	-	-	-	-	20,567	20,567	20,567

Other comprehensive gain:
Net Change in unrealized gain on short term investments							54	54

Total comprehensive income							$20,621	-

Balance, March 31, 2016	3	$9	20,447	$20	$4,871	$78,295	$-	$83,195

See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	March 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$20,567	$17,453	$17,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	770	660	867
Share based compensation	1,612	1,481	1,479
Discontinued project costs	-	1,714	-
Deferred income taxes	(23)	157	(183)
Bad debt expense	260	94	95
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Accounts receivable	(53)	(264)	(417)
Inventories - finished goods	(518)	10,659	(4,126)
Prepaid income taxes	(243)	54	(54)
Prepaid expenses and other current assets	(1,055)	662	(1,237)
Accounts payable	(149)	(616)	(686)
Accrued expenses and other current liabilities	(65)	(61)	(42)
Income taxes payable	(50)	50	(162)
Net cash provided by operating activities	21,053	32,043	13,506

Cash flows from investing activities:
Proceeds from sale of short term investments	15,591	-	-
Net change in investments	54	(68)	(84)
Purchases of property and equipment	(20,130)	(918)	(45)
Net cash used in investing activities	(4,485)	(986)	(129)

Cash flows from financing activities:
Dividends paid	(14,684)	(13,807)	(13,326)
Tax adjustment related to stock compensation	142	58	99
Net cash used in financing activities	(14,542)	(13,749)	(13,227)

Net increase in cash and cash equivalents	2,026	17,308	150
Cash and cash equivalents, at beginning of year	35,613	18,305	18,155

Cash and cash equivalents, at end of year	$37,639	$35,613	$18,305

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$12,173	$10,026	$10,727

Dividends payable in accrued expenses	$143	$212	$262

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)          Summary of Significant Accounting Policies

Organization

PetMed Express, Inc. and subsidiaries, d/b/a 1-800-PetMeds (the “Company”), is a leading nationwide pet pharmacy. The Company markets prescription and non-prescription pet medications, health products, and supplies for dogs and cats, direct to the consumer. The Company markets its products through national television, online, and direct mail/print advertising campaigns, which aim to increase the recognition of the “1-800-PetMeds” brand name and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases. The majority of all of the Company's sales are to residents in the United States. The Company’s executive offices are located in Pompano Beach, Florida. The Company's fiscal year end is March 31, and references herein to fiscal 2016, 2015, or 2014 refer to the Company's fiscal years ended March 31, 2016, 2015, and 2014, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Revenue Recognition

The Company generates revenue by selling pet medication products and pet supplies mainly to retail consumers. The Company’s policy is to recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the customer. Outbound shipping and handling fees are included in sales and are billed upon shipment. Shipping expenses are included in cost of sales. The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize the accounts receivable balances relative to sales. The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from the customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends. At March 31, 2016 and 2015, the allowance for doubtful accounts was approximately $13,000 and $8,000, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2016 and 2015 consisted of the Company’s cash accounts and money market accounts with a maturity of three months or less. The carrying amount of cash equivalents approximates fair value. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Short Term Investments

The Company’s short term investments balance consists of short term bond mutual funds. In accordance with ASC Topic 320 (“Accounting for Certain Investments in Debt and Equity Securities”), short term investments are accounted for as available for sale securities with any changes in fair value to be reflected in other comprehensive income (loss). The Company had a short term investments balance of $0 and $15.6 million as of March 31, 2016 and March 31, 2015, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)          Summary of Significant Accounting Policies (Continued)

Inventories

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. The inventory reserve was approximately $64,000 and $63,000 at March 31, 2016 and 2015, respectively.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. The building is depreciated over a period of thirty years. The furniture, fixtures, equipment, and computer software are depreciated over periods ranging from three to seven years. Leasehold improvements and assets under capital lease agreements are amortized over the shorter of the underlying lease agreement or the useful life of the asset.

On December 22, 2015, the Company, by and through a wholly-owned subsidiary entered into an agreement of purchase and sale with an unaffiliated privately held Delaware corporation for the purchase of real property located in Palm Beach County Florida, and improvements thereon (collectively referred to herein as the “Property”), the assignment and assumption of all leases and service agreements affecting the property, and certain tangible and intangible personal property related to the property, for a purchase price of $18.5 million, plus closing costs. The transaction closed on January 19, 2016. The Property consists of approximately 634,000 square feet of land or 14.6 acres with two building complexes totaling approximately 185,000 square feet, with additional land for future use. The first building complex consists of approximately 125,000 square feet consisting of both office and warehouse. The second building complex consists of approximately 60,000 square feet consisting of both office and warehouse space. Once the property is renovated to the Company’s specifications and ready for its operation, expected in the third quarter of fiscal 2017, the Company intends to occupy approximately 97,000 square feet of the first building for its principal offices and distribution center, and to continue to operate the remaining office and warehouse space pursuant to existing leases. As of March 31, 2016, 48% of the property was leased to two tenants with a remaining weighted average lease term of 4.0 years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)          Summary of Significant Accounting Policies (Continued)

Business Concentrations

The Company purchases its products from a variety of sources, including certain manufacturers, domestic distributors, and wholesalers. We have multiple suppliers for each of our products to obtain the lowest cost. There were four suppliers from whom we purchased approximately 50% of all products in fiscal 2016 and fiscal 2015.

Accounting for Share Based Compensation

The Company records compensation expense associated with restricted stock in accordance with ASC Topic 718 (“Share Based Payment”). The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of general and administrative expenses.

Comprehensive Income

The Company applies ASC Topic 220 (“Reporting Comprehensive Income”) which requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. For the years ended March 31, 2016, 2015 and 2014 the Company recorded an unrealized gain of $54,000, an unrealized loss of $17,000 and an unrealized loss of $35,000 on its short term investments, respectively.

The following is a summary of our comprehensive income (in thousands):

		March 31,
	2016	2015	2014

Net income	$20,567	$17,453	$17,972
Net change in unrealized gain (loss) on short term investments	54	(17)	(35)

Comprehensive income	$20,621	$17,436	$17,937

Income Taxes

The Company accounts for income taxes under the provisions of ASC Topic 740 (“Accounting for Income Taxes”) which generally requires the recognition of deferred tax assets and liabilities for the expected future tax benefits or consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting carrying values and the tax bases of assets and liabilities, and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse. As required by “Accounting for Uncertainty in Income Taxes” guidance, which clarifies ASC Topic 740, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the Consolidated Financial Statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applies “Accounting for Uncertainty in Income Taxes” guidance to all tax positions for which the statute of limitations remained open. The Company files tax returns in the U.S. federal jurisdiction and Florida and Virginia.  With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years ending March 31, 2010. Any interest and penalties related to income taxes will be recorded to other income (expenses).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)          Summary of Significant Accounting Policies (Continued)

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the fiscal 2016 presentation. These reclassifications had no impact on net income, shareholders’ equity or cash flows as previously reported.

Recent Accounting Pronouncements

On November 20, 2015, the FASB issued Accounting Standards Update on Income Taxes (Topic 740) which requires an entity to present all deferred tax assets and liabilities as noncurrent in a classified balance sheet. The update becomes effective April 1, 2017, however early adoption is permitted. The Company chose early adoption for the periods presented.

In February 2016, the FASB issued guidance on leases which supersedes the current lease guidance. The core principle requires lessees to recognize the assets and liabilities that arise from nearly all leases in the statement of financial position. Accounting applied by lessors will remain largely consistent with previous guidance, additional changes set to align lessor accounting with the revised lessee model and the FASB’s revenue recognition guidance. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

(2)          Property and Equipment

Major classifications of property and equipment consist of the following (in thousands):

	March 31,
	2016	2015

Building	$14,988	$-
Land	3,700	-
Leasehold improvements	1,123	1,119
Computer software	4,812	3,391
Furniture, fixtures and equipment	4,703	4,686
	29,326	9,196
Less: accumulated depreciation	(8,397)	(7,627)

Property and equipment, net	$20,929	$1,569

(3)          Valuation and Qualifying Accounts

Activity in the Company's valuation and qualifying accounts consists of the following (in thousands):

	Year Ended March 31,
	2016	2015	2014

Allowance for doubtful accounts:
Balance at beginning of period	$8	$7	$5
Provision for doubtful accounts	260	94	95
Write-off of uncollectible accounts receivable	(255)	(93)	(93)

Balance at end of year	$13	$8	$7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)          Accrued Expenses and Other Current Liabilities

Major classifications of accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,
	2016	2015

Accrued sales tax	$459	$465
Accrued credit card fees	335	285
Accrued salaries and benefits	482	741
Accrued professional expenses	255	225
Accrued sales return allowance	172	147
Accrued dividends payable	143	212
Accrued rent	111	-
Other accrued liabilities	123	139

Accrued expenses and other current liabilities	$2,080	$2,214

(5)          Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	March 31,
	2016	2015
Deferred tax assets:
Accrued expenses	$537	$545
Deferred stock compensation	302	246
Bad debt and inventory reserves	29	26
Property and equipment	-	23

Total deferred tax assets	868	840

Deferred tax liabilities:
Property and equipment	5	-

Total net deferred taxes	$863	$840

At March 31, 2016, the Company had no federal net operating loss carryforwards.

The components of the income tax provision consist of the following (in thousands):

	Year Ended March 31,
	2016	2015	2014

Current taxes
Federal	$10,982	$9,303	$9,689
State	1,041	885	921
Total current taxes	12,023	10,188	10,610

Deferred taxes
Federal	(21)	143	(167)
State	(2)	14	(16)
Total deferred taxes	(23)	157	(183)

Total provision for income taxes	$12,000	$10,345	$10,427

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)          Income Taxes (Continued)

The reconciliation of income tax provision computed at the U.S. federal statutory tax rates to income tax expense is as follows (in thousands):

	Year Ended March 31,
	2016	2015	2014

Income taxes at U.S. statutory rates	$11,399	$9,729	$9,940
State income taxes, net of federal tax benefit	675	589	583
Permanent differences	(23)	(29)	(35)
Other	(51)	56	(61)

Total provision for income taxes	$12,000	$10,345	$10,427

(6)          Net Income Per Share

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands, except for per share amounts):

	Year Ended March 31,
	2016	2015	2014

Net income (numerator):

Net income	$20,567	$17,453	$17,972

Shares (denominator)

Weighted average number of common shares outstanding used in basic computation	20,124	20,015	19,901
Common shares issuable upon the vesting of restricted stock	120	111	132
Common shares issuable upon conversion of preferred shares	10	10	10
Shares used in diluted computation	20,254	20,136	20,043

Net income per common share:

Basic	$1.02	$0.87	$0.90
Diluted	$1.02	$0.87	$0.90

At March 31, 2016 and 2015, all restricted stock was included in the diluted net income per common share computation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)          Discontinued Project Costs

During the quarter ended September 30, 2014 the Company discontinued an information technology project related to a new software platform, which was intended to be put into service and capitalized during fiscal 2015. The Company expensed a one-time project charge of $1.7 million in that September quarter. The net after tax impact of this one-time charge was $1.1 million, or $0.05 diluted per share. The Company does not expect any additional future expenditures relating to this discontinued project.

(8)          Shareholders’ Equity

Preferred Stock

In April 1998, the Company issued 250,000 shares of its $.001 par value preferred stock at a price of $4.00 per share, less issuance costs of $112,187. Each share of the preferred stock is convertible into approximately 4.05 shares of common stock at the election of the shareholder. The shares have a liquidation value of $4.00 per share and may pay dividends at the sole discretion of the Company. The Company does not anticipate paying dividends to the preferred shareholders in the foreseeable future. Each share of preferred stock is entitled to one vote on all matters submitted to a vote of shareholders of the Company. As of March 31, 2016 and 2015, 2,500 shares of the convertible preferred stock remained unconverted and outstanding.

Share Repurchase Plan

On November 8, 2006, the Company's Board of Directors approved a share repurchase plan of up to $20.0 million. On October 31, 2008, November 1, 2010, and August 1, 2011, the Company’s Board of Directors approved an increase under the repurchase plan each for an additional $20.0 million. The repurchase plan is intended to be implemented through purchases made from time to time in either the open market or through private transactions at the Company's discretion, subject to market conditions and other factors, in accordance with Securities and Exchange Commission requirements. There can be no assurances as to the precise number of shares that will be repurchased under the share repurchase plan, and the Company may discontinue the share repurchase plan at any time subject to compliance with applicable regulatory requirements. Shares purchased pursuant to the share repurchase plan will either be cancelled or held in the Company's treasury. During both fiscal 2015 and 2016 the Company had no share repurchases. As of March 31, 2016 the Company had approximately $10.2 million remaining under the Company’s share repurchase plan.

Dividends

On August 3, 2009, the Company’s Board of Directors declared its first quarterly dividend of $0.10 per share on its common stock. On August 2, 2010, the Company’s Board of Directors increased the quarterly dividend to $0.125 per share, and then on January 27, 2012, the Company’s Board of Directors increased the quarterly dividend to $0.15 per share. On December 3, 2012, the Company’s Board of Directors declared a special dividend of $1.00 per share on its common stock. On July 26, 2013, the Company’s Board of Directors increased the quarterly dividend to $0.17 per share, and then on May 4, 2015 the Company’s Board of Directors increased the quarterly dividend to $0.18 per share. The Company intends to continue to pay regular quarterly dividends; however the declaration and payment of future dividends is discretionary and will be subject to a determination by the Board of Directors each quarter following its review of the Company’s financial performance.

During fiscal 2016, our Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount (In thousands)	Payment Date

May 4, 2015	$0.18	May 1, 2015	$3,647	May 22, 2015
July 20, 2015	$0.18	August 3, 2015	$3,660	August 14, 2015
October 19, 2015	$0.18	November 2, 2015	$3,660	November 13, 2015
January 25, 2016	$0.18	February 8, 2016	$3,659	February 19, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)          Restricted Stock

On July 28, 2006, the Company received shareholder approval for the adoption of the 2006 Employee Equity Compensation Restricted Stock Plan (the “Employee Plan”) and the 2006 Outside Director Equity Compensation Restricted Stock Plan (the “Director Plan”). The purpose of the plans is to promote the interests of the Company by securing and retaining both employees and outside directors. The Company had reserved 1.0 million shares of common stock for issuance under the Employee Plan, and 200,000 shares of common stock for issuance under the Director Plan. In July 2012 the Company received shareholder approval to ratify the amendment to the Company’s Director Plan passed by the Board of Directors to increase the number of shares available for issuance under the Director Plan from 200,000 to 400,000. Additionally, the Company received shareholder approval to ratify the amendment passed by the Board of Directors to provide for a 10% automatic increase every year in the amount of shares available for issuance under each of the plans. In July 2015, the Company’s 2015 Outside Director Equity Compensation Restricted Stock Plan (“2015 Director Plan) became effective upon the approval of the plan by the Company’s Shareholders. The 2015 Director Plan authorizes 400,000 shares of the company's common stock available for issuance under the plan, and provides for an automatic increase every year in the amount of shares available for issuance under the plan of 10% of the shares authorized under the plan. The value of the restricted stock is determined based on the market value of the stock at the issuance date. The restriction period or forfeiture period is determined by the Company’s Board and is to be no less than 1 year and no more than ten years. The Company had 928,296 restricted common shares issued under the Employee Plan and 272,000 restricted common shares issued under the Director Plan at March 31, 2016, all shares of which were issued subject to a restriction or forfeiture period which will lapse ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period. For both the years ended March 31, 2016 and 2015, the Company recognized compensation expense related to the Employee and Director Plans of $1.6 million and $1.5 million, respectively.

A summary of the Company’s non-vested restricted stock as of March 31, 2016 is as follows:

	Employee Plan Number of Shares (In thousands)	Director Plan Number of Shares (In thousands)	Both Plans Number of Shares (In thousands)

Non-vested restricted stock outstanding at March 31, 2015	128	60	188

Restricted stock granted	167	30	197

Restricted stock vested	(77)	(30)	(107)

Restricted stock forfeited or expired	(12)	-	(12)

Non-vested restricted stock outstanding at March 31, 2016	206	60	266

At March 31, 2016 and 2015, there were 265,771 and 188,017 non-vested restricted stock shares outstanding, respectively. During the fiscal years ended March 31, 2016 and 2015, the Company issued, net of forfeitures, 185,084 and 71,858 restricted shares, respectively. At March 31, 2016 and 2015, there were $3.6 million and $2.0 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the remaining weighted average vesting period of 2.3 years and 1.5 years for fiscal 2016 and 2015, respectively.

(10)        Fair Value Measurements

The Company carries cash and cash equivalents and investments at fair value in the Consolidated Balance Sheets. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. ASC Topic 820 (“Fair Value Measurements”) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)        Fair Value Measurements (Continued)

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 - Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company’s cash equivalents and short term investments are classified within Level 1. At March 31, 2016 the Company had invested the majority of its $37.6 million cash and cash equivalents balance in money market funds (level 1).

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

Employment Agreements

On January 29, 2016, the Company amended the existing Executive Employment Agreement of Menderes Akdag, the Company’s President, Chief Executive Officer, and Director, and entered into Amendment No. 5 to the Executive Employment Agreement with Mr. Akdag. The Agreement amended certain provisions of the Executive Employment Agreement as follows: the term of the Agreement is for three years, commencing on March 16, 2016; Mr. Akdag’s salary was increased to $600,000 per year throughout the term of the Agreement, and Mr. Akdag was granted 120,000 shares of restricted stock. The restricted stock was granted on March 16, 2016, in accordance with the Company’s 2006 Employee Equity Compensation Restricted Stock Plan and the restrictions lapse ratably over a three-year period.

Operating Leases

The Company leases its 65,300 square foot executive offices, warehouse facility, and customer service and pharmacy contact centers under a non-cancelable operating lease. On April 30, 2014, the Company entered into a seventh amendment of its operating lease agreement to extend its existing lease until December 1, 2016. The Company is responsible for certain maintenance costs, taxes, and insurance under this lease. The future minimum annual lease payments for the year ended March 31, 2017 is $519,000. Rent expense was $781,000, $794,000, and $785,000 for the years ended March 31, 2016, 2015 and 2014, respectively. The Company intends to relocate to the Palm Beach County property in the quarter ended December 31, 2016, therefore eliminating any future rent payments subsequent to December 1, 2016.

Upon acquisition of the property in January 2016, approximately 88,000 square feet of the property was leased to two tenants. The Company recorded approximately $116,000 in rental revenue in fiscal 2016, which was included in other income. The Company expects to receive the following future lease payments over the next five years: $586,000 in fiscal 2017; $604,000 in fiscal 2018; $622,000 in fiscal 2019; $484,000 in fiscal 2020; and $97,000 in fiscal 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)        Employee Benefit Plan

The Company maintains a 401(k) Savings Plan for eligible employees.  The plan is a defined contribution plan that is administered by the Company. All regular, full-time employees are eligible for voluntary participation upon completing one year of service and having attained the age of 21.  The plan provides for growth in savings through contributions and income from investments.  It is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Plan participants are allowed to contribute a specified percentage of their base salary. In 2006, the Company adopted a matching plan which is funded subsequent to the calendar year. During the fiscal years ended March 31, 2016 and 2015, the Company charged $177,000 and $187,000, respectively, of 401(k) matching contribution and administration expense to general and administrative expenses.

(13)        Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data for fiscal 2016 and 2015 is as follows (in thousands, except for per share amounts):

Quarter Ended:	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016

Sales	$71,634	$56,725	$50,933	$55,392
Gross Profit	$22,966	$18,913	$16,754	$17,663
Income from operations	$9,091	$7,090	$7,622	$8,585
Net income	$5,757	$4,502	$4,890	$5,418
Diluted net income per common share	$0.29	$0.22	$0.24	$0.27

Quarter Ended:	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015

Sales	$72,541	$57,576	$49,284	$49,994
Gross Profit	$23,772	$18,459	$17,100	$16,939
Income from operations	$7,838	$4,290	$7,666	$7,819
Net income	$4,973	$2,732	$4,797	$4,951
Diluted net income per common share	$0.25	$0.14	$0.24	$0.25

(14)       Subsequent Events

On May 9, 2016, the Company’s Board of Directors declared an increased quarterly dividend of $0.19 per share on its common stock. The $3.9 million dividend will be paid on May 27, 2016, to shareholders of record at the close of business on May 20, 2016.

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

The Audit Committee (“Committee”) of our Company’s Board of Directors, comprised solely of Directors who are independent in accordance with the requirements of The NASDAQ Stock Market LLC listing standards, the Exchange Act and the Company’s Corporate Governance Guidelines, meets with the independent auditors and management periodically to discuss internal control over financial reporting, and auditing and financial reporting matters. The Committee reviews with the independent auditors the scope and results of the audit effort. The Committee also meets periodically with the independent auditors without management present to ensure that the independent auditors have free access to the Committee. Our Audit Committee’s Report can be found in the Company’s 2016 Proxy Statement.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of March 31, 2016.

The Company’s independent auditors, RSM US LLP, a registered public accounting firm, are appointed by the Audit Committee of the Company’s Board of Directors, subject to ratification by our Company’s shareholders. RSM US LLP have audited and reported on the Consolidated Financial Statements of PetMed Express, Inc. and subsidiaries, and issued a report on the Company’s internal control over financial reporting. The reports of the independent auditors are contained in our Annual Report on Form 10-K.

/s/ Menderes Akdag
Menderes Akdag
President, Chief Executive Officer, Director

May 24, 2016

/s/ Bruce S. Rosenbloom
Bruce S. Rosenbloom
Chief Financial Officer

May 24, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
PetMed Express, Inc. and subsidiaries:

We have audited PetMed Express, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  PetMed Express, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, PetMed Express, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of PetMed Express, Inc. and subsidiaries and our report dated May 24, 2016 expressed an unqualified opinion.

/s/ RSM US LLP
RSM US LLP

Fort Lauderdale, Florida
May 24, 2016

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2016, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date, that our disclosure controls and procedures were effective such that the information relating to PetMed Express, Inc., including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2016 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective, as of March 31, 2016, as stated in our report which is included herein. Our internal control over financial reporting as of March 31, 2016 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fourth quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2016, relating to our 2016 Annual Meeting of Stockholders to be held on July 29, 2016, and is incorporated herein by reference.

We adopted a Corporate Code of Business Conduct and Ethics applicable to all officers, directors, and employees. The Company’s Corporate Code of Business Conduct and Ethics may be found in our Proxy Statement for our 2004 Annual Meeting of Stockholders which was filed on June 30, 2004. You may also obtain a copy of our Code of Business Conduct and Ethics free of charge by contacting Investor Relations at 1-800-738-6337.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2016, relating to our 2016 Annual Meeting of Stockholders to be held on July 29, 2016, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item (other than information required by Item 201(d) of Regulation S-K with respect to equity compensation plans, which is set forth under Item 5. in this Annual Report on Form 10-K) will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2016, relating to our 2016 Annual Meeting of Stockholders to be held on July 29, 2016, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2016, relating to our 2016 Annual Meeting of Stockholders to be held on July 29, 2016, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2016, relating to our 2016 Annual Meeting of Stockholders to be held on July 29, 2016, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report on Form 10-K.

(1) Consolidated Financial Statements

The following exhibits are filed as part of this report on Form 10-K.

(3) Articles of Incorporation and By-Laws

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10-SB, File No. 000-28827, filed January 10, 2000).

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation filed June 6, 2001(incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-K for the year ended March 31, 2015).

3.3	By-Laws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10-SB, File No. 000-28827, filed January 10, 2000).

(4) Instruments Defining the Rights of Security Holders

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 10-SB, File No. 000-28827, filed January 10, 2000).

(10) Material Contracts

10.1	Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 10 of the Registrant’s Form 8-K filed March 30, 2001).

10.2	Agreement for the Sale and Leaseback of the Land and Building (incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed June 14, 2001).

10.3	Amendment Number 1 to Executive Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed March 18, 2004).

10.4	Amendment Number 2 to Executive Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed February 28, 2007).

10.5	Amended and Restated 2006 Employee Equity Compensation Restricted Stock Plan (incorporated by reference to our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders filed June 15, 2012).

10.5.1	Form of Restricted Stock Agreement used for grants of restricted stock under the Amended and Restated 2006 Employee Equity Compensation Restricted Stock Plan.*

10.6	Amended and Restated 2006 Outside Director Equity Compensation Restricted Stock Plan (incorporated by reference to our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders filed June 15, 2012).

10.6.1	Form of Restricted Stock Agreement used for grants of restricted stock under the Amended and Restated 2006 Outside Director Equity Compensation Restricted Stock Plan.*

10.7	Employment Letter with Bruce Rosenbloom dated May 30, 2001 (incorporated by reference to Exhibit 10.9 of the Registrant’s Form 8-K filed April 7, 2009).

10.8	Amendment Number 3 to Executive Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed February 8, 2010).

10.9	Amendment Number 4 to Executive Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed January 28, 2013).

10.10	2015 Outside Director Equity Compensation Restricted Stock Plan (incorporated by reference to our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders filed June 8, 2015).

10.10.1	Form of Restricted Stock Agreement used for grants of restricted stock under the Amended and Restated 2015 Outside Director Equity Compensation Restricted Stock Plan.*

10.11	Agreement of Purchase and Sale [420 South Congress Avenue] (incorporated by reference to Exhibit 10.11 of the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2015, filed February 2, 2016).

10.12	Amendment Number 5 to Executive Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed February 2, 2016).

(14) Corporate Code of Ethics

14.1	Corporate Code of Business Conduct and Ethics (incorporated by reference to our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders filed June 30, 2004).

(21) Subsidiaries of Registrant

21.1	Subsidiaries of Registrant*

(23) Consents of Experts and Counsel

23.1	Consent of RSM US LLP

(31)	Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*

(32)	Certifications

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350.**

*Filed herewith **Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 24, 2016

PETMED EXPRESS, INC.
(the “registrant”)

By: /s/ Menderes Akdag
Menderes Akdag
Chief Executive Officer and President
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on May 24, 2016.

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

