Form 10-Q
period 2016-06-30
PETMED EXPRESS INC
filed 2016-08-01
CIK 1040130

UNITED STATES

securities and exchange commission

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,526,942 Common Shares, $.001 par value per share at August 1, 2016.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share amounts)

	June 30,	March 31,
	2016	2016
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$44,307	$37,639
Accounts receivable, less allowance for doubtful accounts of $16 and $13, respectively	2,075	1,724
Inventories - finished goods	27,026	25,586
Prepaid expenses and other current assets	3,865	2,435
Prepaid income taxes	-	243
Total current assets	77,273	67,627

Noncurrent assets:
Property and equipment, net	20,766	20,929
Intangible assets	860	860
Deferred tax assets	907	863
Total noncurrent assets	22,533	22,652

Total assets	$99,806	$90,279

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$7,281	$5,004
Accrued expenses and other current liabilities	2,503	2,080
Income taxes payable	3,655	-

Total liabilities	13,439	7,084

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 5,000 shares authorized; 3 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized; 20,447 and 20,447 shares issued and outstanding, respectively	20	20
Additional paid-in capital	5,334	4,871
Retained earnings	81,004	78,295

Total shareholders' equity	86,367	83,195

Total liabilities and shareholders' equity	$99,806	$90,279

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except for per share amounts)(Unaudited)

	Three Months Ended
	June 30,
	2016	2015

Sales	$72,487	$71,634
Cost of sales	50,035	48,668

Gross profit	22,452	22,966

Operating expenses:
General and administrative	6,098	5,799
Advertising	5,760	7,885
Depreciation	194	191
Total operating expenses	12,052	13,875

Income from operations	10,400	9,091

Other income:
Interest income, net	28	50
Other, net	53	(4)
Total other income	81	46

Income before provision for income taxes	10,481	9,137

Provision for income taxes	3,887	3,380

Net income	$6,594	$5,757

Net change in unrealized loss on short term investments	-	(35)

Comprehensive income	$6,594	$5,722

Net income per common share:
Basic	$0.33	$0.29
Diluted	$0.32	$0.29

Weighted average number of common shares outstanding:
Basic	20,181	20,074
Diluted	20,333	20,198

Cash dividends declared per common share	$0.19	$0.18

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

condensed consolidated statementS of cash flows

(In thousands)(Unaudited)

	Three Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$6,594	$5,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	194	191
Share based compensation	463	371
Deferred income taxes	(44)	(148)
Bad debt expense	233	168
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Accounts receivable	(584)	(1,326)
Inventories - finished goods	(1,440)	(2,152)
Prepaid income taxes	243	-
Prepaid expenses and other current assets	1,143	(161)
Accounts payable	2,277	4,827
Income taxes payable	3,655	3,302
Accrued expenses and other current liabilities	372	(18)
Net cash provided by operating activities	13,106	10,811

Cash flows from investing activities:
Net change in investments	-	(16)
Purchases of property and equipment	(2,604)	(110)
Net cash used in investing activities	(2,604)	(126)

Cash flows from financing activities:
Dividends paid	(3,834)	(3,613)
Net cash used in financing activities	(3,834)	(3,613)

Net increase in cash and cash equivalents	6,668	7,072
Cash and cash equivalents, at beginning of period	37,639	35,613

Cash and cash equivalents, at end of period	$44,307	$42,685

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$55	$226

Prepaid property and equipment in current assets	$2,573	$-

Dividends payable in accrued expenses	$194	$245

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Summary of Significant Accounting Policies

Organization

PetMed Express, Inc. and subsidiaries, d/b/a 1-800-PetMeds (the “Company”), is a leading nationwide pet pharmacy. The Company markets prescription and non-prescription pet medications, health products, and supplies for dogs and cats, direct to the consumer. The Company offers consumers an attractive alternative for obtaining pet medications in terms of convenience, price, and speed of delivery. The Company markets its products through national television, online, and direct mail/print advertising campaigns, which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases. The majority of the Company’s sales are to residents in the United States. The Company’s corporate headquarters and distribution facility are located in Pompano Beach, Florida. In the third quarter of fiscal 2017, we plan on relocating the corporate headquarters and distribution facility to Delray Beach, Florida. The Company’s fiscal year end is March 31, and references herein to Fiscal 2017 or Fiscal 2016 refer to the Company's fiscal years ending March 31, 2017 and 2016, respectively.

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at June 30, 2016, the Statements of Comprehensive Income for the three months ended June 30, 2016 and 2015, and Cash Flows for the three months ended June 30, 2016 and 2015. The results of operations for the three months ended June 30, 2016 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2017. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2016. The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated upon consolidation.

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

Recent Accounting Pronouncements

On March 30, 2016, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update on Stock Compensation Improvements to Employee Share-Based Payment Accounting (Topic 718). The objective of this update is to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The update becomes effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands, except for per share amounts):

	Three Months Ended June 30,
	2016	2015
Net income (numerator):
Net income	$6,594	$5,757
Shares (denominator):
Weighted average number of common shares outstanding used in basic computation	20,181	20,074
Common shares issuable upon vesting of restricted stock	142	114
Common shares issuable upon conversion of preferred shares	10	10
Shares used in diluted computation	20,333	20,198
Net income per common share:
Basic	$0.33	$0.29
Diluted	$0.32	$0.29

At June 30, 2016 and 2015, all common restricted stock was included in the diluted net income per common share computation.

Note 3: Accounting for Stock-Based Compensation

The Company records compensation expense associated with restricted stock in accordance with ASC Topic 718 (“Share Based Payment”). The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of general and administrative expenses. The Company had 928,296 restricted common shares issued under the 2006 Employee Equity Compensation Restricted Stock Plan (“Employee Plan”) and 272,000 restricted common shares issued under the 2006 Outside Director Equity Compensation Restricted Stock Plan (“Director Plan”) at June 30, 2016, all shares of which were issued subject to a restriction or forfeiture period which lapse ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period.

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

The Company did not issue any shares of restricted stock during the quarter. For the quarters ended June 30, 2016 and 2015, the Company recognized $463,000 and $371,000, respectively, of compensation expense related to the Employee Plan and Director Plan. At June 30, 2016 and 2015, there was $3.2 million and $1.5 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the next three years. At June 30, 2016 and 2015, there were 266,000 and 188,000 non-vested restricted shares, respectively.

Note 4: Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. The buildings located at 420 South Congress Avenue, Delray Beach, Florida (“Property”) will be depreciated over a period of thirty years. The furniture, fixtures, equipment, and computer software are depreciated over periods ranging from three to seven years. Leasehold improvements and assets under capital lease agreements are amortized over the shorter of the underlying lease agreement or the useful life of the asset.

On December 22, 2015, the Company entered into an agreement for the purchase of Property at a purchase price of $18.5 million, plus closing costs. The transaction closed on January 19, 2016. The Property consists of approximately 634,000 square feet of land or 14.6 acres with two building complexes totaling approximately 185,000 square feet, with additional land for future use. Once the Property is renovated to the Company’s specifications and ready for its operation, expected in the third quarter of fiscal 2017, the Company intends to occupy approximately 97,000 square feet for its corporate headquarters and distribution facility, and to continue to operate the remaining office and warehouse space pursuant to existing leases. At June 30, 2016, the Company paid approximately $2.6 million for leasehold improvements and equipment related to the newly purchased Property. The majority of the $2.6 million was recorded as a current asset, since the Property will not ready to be put into use until the quarter ending December 31, 2016.

Note 5: Fair Value

The Company carries cash and cash equivalents and investments at fair value in the Condensed Consolidated Balance Sheets. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. ASC Topic 820 (“Fair Value Measurements”) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 - Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. At June 30, 2016, the Company had invested the majority of its $44.3 million cash and cash equivalents balance in money market funds which are classified within level 1.

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

Note 7: Changes in Shareholders’ Equity and Comprehensive Income:

Changes in shareholders’ equity for the three months ended June 30, 2016 is summarized below (in thousands):

	Additional
	Paid-In	Retained
	Capital	Earnings

Beginning balance at March 31, 2016:	$4,871	$78,295
Share based compensation	463	-
Dividends declared	-	(3,885)
Net income	-	6,594
Ending balance at June 30, 2016:	$5,334	$81,004

No shares of treasury stock were purchased or retired in the three months ended June 30, 2016 and 2015.

Note 8: Income Taxes

For the quarters ended June 30, 2016 and 2015, the Company recorded an income tax provision for approximately $3.9 million and $3.4 million, respectively. The effective tax rate was approximately 37.1% and 37.0% for the quarters ended June 30, 2016 and 2015, respectively.

Note 9: Subsequent Events

On July 22, 2016, the Board of Directors approved the issuance of 50,000 restricted shares to certain employees of the Company, pursuant to the 2006 Employee Plan.

On July 25, 2016, the Board of Directors declared a quarterly dividend of $0.19 per share. The Board established an August 8, 2016 record date and an August 19, 2016 payment date. Based on the outstanding share balance as of August 1, 2016 the Company estimates the dividend payable to be approximately $3.9 million.

On July 29, 2016, the Company’s 2016 Employee Equity Compensation Restricted Stock Plan (“2016 Employee Plan) became effective upon the approval of the plan by the Company’s Shareholders. The 2016 Employee Plan authorizes 1,000,000 shares of the company's common stock available for issuance under the plan. Also, on July 29, 2016, the Board of Directors approved the issuance of 30,000 restricted shares to the outside directors of the Company, pursuant to the 2015 Director Plan. All shares that were issued are subject to a restriction or forfeiture period which will lapse ratably on the first, second, and third anniversaries of the date of grant, and the fair value will be amortized over the three-year restriction period.

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

The Company markets its products through national television, online, and direct mail/print advertising campaigns which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases. Approximately 82% of all sales were generated via the Internet for the three months ended June 30, 2016, compared to 81% for the quarter ending June 30, 2015. The Company’s sales consist of products sold mainly to retail consumers. The three-month average purchase was approximately $82 per order for both the quarters ended on June 30, 2016 and 2015.

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

Revenue recognition

The Company generates revenue by selling pet medication products and pet supplies primarily to retail consumers. The Company’s policy is to recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the customer. Outbound shipping and handling fees are included in sales and are billed upon shipment. Shipping expenses are included in cost of sales. The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize accounts receivable balances relative to sales. The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends. The allowance for doubtful accounts was approximately $16,000 at June 30, 2016, compared to $13,000 at March 31, 2016.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or net realizable value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. The inventory reserve was approximately $68,000 at June 30, 2016 compared to $64,000 at March 31, 2016.

Advertising

The Company's advertising expense consists primarily of Internet marketing, direct mail/print advertising, and television advertising. Internet costs are expensed in the month incurred and direct mail/print advertising costs are expensed when the related catalogs, brochures, and postcards are produced, distributed, or superseded. Television advertising costs are expensed as the advertisements are televised.

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

Results of Operations

The following should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Condensed Consolidated Statements of Comprehensive Income:

	Three Months Ended
	June 30,
	2016	2015

Sales	100.0%	100.0%
Cost of sales	69.0	67.9

Gross profit	31.0	32.1

Operating expenses:
General and administrative	8.4	8.1
Advertising	7.9	11.0
Depreciation	0.3	0.3
Total operating expenses	16.6	19.4

Income from operations	14.4	12.7

Total other income	0.1	-

Income before provision for income taxes	14.5	12.7

Provision for income taxes	5.4	4.7

Net income	9.1%	8.0%

Three Months Ended June 30, 2016 Compared With Three Months Ended June 30, 2015

Sales

Sales increased by approximately $853,000, or 1.2%, to approximately $72.5 million for the quarter ended June 30, 2016, from approximately $71.6 million for the quarter ended June 30, 2015. The increase in sales for the three months ended June 30, 2016 was primarily due to increased new order sales, offset by a slight decrease in reorder sales. The Company acquired approximately 158,000 new customers for the quarter ended June 30, 2016, compared to approximately 148,000 new customers for the same period the prior year. The following chart illustrates sales by various sales classifications:

Three Months Ended June 30,
Sales (In thousands)	2016	%	2015	%	$ Variance	% Variance

Reorder Sales	$59,166	81.6%	$59,562	83.1%	$(396)	-0.7%
New Order Sales	$13,321	18.4%	$12,072	16.9%	$1,249	10.3%

Total Net Sales	$72,487	100.0%	$71,634	100.0%	$853	1.2%

Internet Sales	$59,350	81.9%	$57,690	80.5%	$1,660	2.9%
Contact Center Sales	$13,137	18.1%	$13,944	19.5%	$(807)	-5.8%

Total Net Sales	$72,487	100.0%	$71,634	100.0%	$853	1.2%

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

Cost of sales

Cost of sales increased by approximately $1.3 million, or 2.8%, to approximately $50.0 million for the quarter ended June 30, 2016, from approximately $48.7 million for the quarter ended June 30, 2015. The increase in cost of sales is directly related to the increase in sales during the quarter ended June 30, 2016. As a percent of sales, the cost of sales was 69.0% and 67.9% for the quarters ended June 30, 2016 and 2015, respectively. The cost of sales percentage increase is mainly attributed to an increase in product costs on certain brands and additional discounts given to customers to increase sales during the quarter.

Gross profit

Gross profit decreased by approximately $514,000, or 2.2%, to approximately $22.5 million for the quarter ended June 30, 2016, from approximately $23.0 million for the quarter ended June 30, 2015. The decrease in gross profit is directly related to an increase in product costs on certain brands and additional discounts given to customers to increase sales during the quarter. Gross profit as a percentage of sales was 31.0% and 32.1% for the quarters ended June 30, 2016 and 2015, respectively. The gross profit percentage decrease is mainly attributed to an increase in product costs on certain brands and additional discounts given to customers to increase sales during the quarter.

General and administrative expenses

General and administrative expenses increased by approximately $299,000, or 5.2%, to approximately $6.1 million for the quarter ended June 30, 2016, from approximately $5.8 million for the quarter ended June 30, 2015. The increase in general and administrative expenses for the three months ended June 30, 2016 was primarily due to the following: a $287,000 increase in payroll expenses; a $65,000 increase in bad debt expenses relating to increased credit card chargebacks during the quarter; and a $34,000 increase in bank service fees; Offsetting the increase was a $41,000 decrease to property expenses relating to computer maintenance; a $34,000 decrease to insurance expenses; and a $12,000 net decrease in other expenses which included telephone expenses, professional fees, travel and office expenses.

Advertising expenses

Advertising expenses decreased by approximately $2.1 million, or 27%, to approximately $5.8 million for the quarter ended June 30, 2016, from approximately $7.9 million for the quarter ended June 30, 2015. The decrease in advertising expenses for the quarter is mainly attributed to a reduction in television advertising spending. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $37 for the quarter ended June 30, 2016, compared to $53 for the quarter ended June 30, 2015. The decrease in customer acquisition costs for the quarter ended June 30, 2016 is attributed to increased response to our advertising. Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, advertising spending, and price competition. Historically, the advertising environment fluctuates due to supply and demand. A more favorable advertising environment may positively impact future new order sales, whereas a less favorable advertising environment may negatively impact future new order sales.

As a percentage of sales, advertising expense was 7.9% and 11.0% for the quarters ended June 30, 2016 and 2015, respectively. The decrease in advertising expense as a percentage of total sales for the quarter ended June 30, 2016 is attributed to an elimination of television advertising spending. The Company currently anticipates advertising as a percentage of sales to be approximately 8.0% for Fiscal 2017. However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability. For the fiscal year ended March 31, 2016, quarterly advertising expenses as a percentage of sales ranged between 7% and 11%.

Depreciation

Depreciation expenses increased by approximately $3,000, to approximately $194,000 for the quarter ended June 30, 2016, compared to approximately $191,000 for the quarter ended June 30, 2015. This increase to depreciation expense for the quarter ended June 30, 2016 can be attributed to an increase in new property and equipment additions.

Other income

Other income increased by approximately $35,000, to approximately $81,000 for the quarter ended June 30, 2016 compared to approximately $46,000 for the quarter ended June 30, 2015. The increase to other income in the quarter ended June 30, 2016 is related to rental revenue offset by decreased interest income. Interest income may decrease in the future as the Company utilizes its cash balances on its share repurchase plan, with approximately $10.2 million remaining as of June 30, 2016, on any quarterly dividend payment, or on its operating activities.

Provision for income taxes

For the quarters ended June 30, 2016 and 2015, the Company recorded an income tax provision for approximately $3.9 million and $3.4 million, respectively. The increase in the income tax provision for the quarter ended June 30, 2016 is related to an increase to operating income at June 30, 2016. The effective tax rate was approximately 37.1% and 37.0% for the quarters ended June 30, 2016 and 2015, respectively. The Company estimates its effective tax rate will be approximately 37.0% for Fiscal 2017.

Liquidity and Capital Resources

The Company’s working capital at June 30, 2016 and March 31, 2016 was $63.8 million and $60.5 million, respectively. The $3.3 million increase in working capital was primarily attributable to cash flow generated from operations, offset by dividends paid. Net cash provided by operating activities was $13.1 million and $10.8 million for the three months ended June 30, 2016 and 2015, respectively. This increase is mainly attributed to an increase in net income and a net increase in operating activities for the quarter ended June 30, 2016, compared to the quarter ended June 30, 2015. Net cash used in investing activities increased to $2.6 million for the three months ended June 30, 2016, compared to $126,000 used in investing activities for the three months ended June 30, 2015. This change in investing activities is related to increased property additions related to the Company’s new corporate headquarters and distribution facility in Delray Beach, Florida. Net cash used in financing activities was $3.8 million for the quarter ended June 30, 2016 compared to $3.6 million for the quarter ended June 30, 2015, which represented an increase in the dividend paid in the quarter ended June 30, 2016.

At June 30, 2016 the Company had approximately $10.2 million remaining under the Company’s share repurchase plan. On July 25, 2016 our Board of Directors declared a $0.19 per share dividend. The Board established an August 8, 2016 record date and an August 19, 2016 payment date. Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan, on quarterly dividends, or on its operating activities.

At June 30, 2016 the Company had no outstanding lease commitments except for the lease for its 65,300 square foot facility in Pompano Beach, Florida. We are not currently bound by any long or short term agreements for the purchase or lease of capital expenditures. Any material amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Presently, we have approximately $7.0 million forecasted for capital expenditures for the remainder of Fiscal 2017, which will be funded through cash from operations. The Company’s primary source of working capital is cash from operations. The Company presently has no need for alternative sources of working capital, and has no commitments or plans to obtain additional capital.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at June 30, 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, short term investments, accounts receivable, and accounts payable. The book values of cash equivalents, short term investments, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and investments. At June 30, 2016, we had $44.3 million in cash and cash equivalents, the majority of our cash and cash equivalents and investments generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments. It would also impact the market value of our short term investments. Our investments are subject to market risk, primarily interest rate and credit risk. Our investments are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our investments to high-quality debt instruments with both short and long term maturities. We do not hold any derivative financial instruments that could expose us to significant market risk. At June 30, 2016, we had no debt obligations.

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended June 30, 2016, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective such that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act: (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

part ii - other information

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our Annual Report on Form 10-K for Fiscal Year 2016 for additional information concerning these and other uncertainties that could negatively impact the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not make any sales of unregistered securities during the first quarter of Fiscal 2017.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2016, Commission File No. 000-28827).

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2016, Commission File No. 000-28827).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2016, Commission File No. 000-28827).

signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.
(The “Registrant”)

Date: August 1, 2016

By:	/s/ Menderes Akdag
Menderes Akdag

Chief Executive Officer and President
(principal executive officer)

By:	/s/ Bruce S. Rosenbloom
Bruce S. Rosenbloom

Chief Financial Officer
(principal financial and accounting officer)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

PETMED EXPRESS, INC

FORM 10-Q

FOR THE QUARTER ENDED:

JUNE 30, 2016

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