Form 10-Q
period 2016-09-30
PETMED EXPRESS INC
filed 2016-11-01
CIK 1040130

UNITED STATES

securities and exchange commission

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,526,525 Common Shares, $.001 par value per share at November 1, 2016.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share amounts)

	September 30,	March 31,
	2016	2016
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$51,896	$37,639
Accounts receivable, less allowance for doubtful accounts of $10 and $13, respectively	1,369	1,724
Inventories - finished goods	14,820	25,586
Prepaid expenses and other current assets	6,486	2,435
Prepaid income taxes	21	243
Total current assets	74,592	67,627

Noncurrent assets:
Property and equipment, net	20,576	20,929
Intangible assets	860	860
Deferred tax assets	499	863
Total noncurrent assets	21,935	22,652

Total assets	$96,527	$90,279

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$6,147	$5,004
Accrued expenses and other current liabilities	2,416	2,080
Total liabilities	8,563	7,084

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 5,000 shares authorized; 3 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized; 20,527 and 20,447 shares issued and outstanding, respectively	21	20
Additional paid-in capital	5,932	4,871
Retained earnings	82,002	78,295

Total shareholders' equity	87,964	83,195

Total liabilities and shareholders' equity	$96,527	$90,279

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

condensed consolidated statementS of COMPREHENSIVE INCOME

(In thousands, except for per share amounts)(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Sales	$60,791	$56,725	$133,278	$128,359
Cost of sales	42,727	37,812	92,762	86,480

Gross profit	18,064	18,913	40,516	41,879

Operating expenses:
General and administrative	5,747	5,388	11,845	11,187
Advertising	4,382	6,249	10,142	14,134
Depreciation	204	186	398	377
Total operating expenses	10,333	11,823	22,385	25,698

Income from operations	7,731	7,090	18,131	16,181

Other income:
Interest income, net	32	55	60	105
Other, net	23	(4)	76	(8)
Total other income	55	51	136	97

Income before provision for income taxes	7,786	7,141	18,267	16,278

Provision for income taxes	2,887	2,639	6,774	6,019

Net income	$4,899	$4,502	$11,493	$10,259

Net change in unrealized gain (loss) on short term investments	-	16	-	(19)

Comprehensive income	$4,899	$4,518	$11,493	$10,240

Net income per common share:
Basic	$0.24	$0.22	$0.57	$0.51
Diluted	$0.24	$0.22	$0.56	$0.51

Weighted average number of common shares outstanding:
Basic	20,234	20,126	20,208	20,100
Diluted	20,377	20,246	20,355	20,222

Cash dividends declared per common share	$0.19	$0.18	$0.38	$0.36

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

condensed consolidated statementS of cash flows

(In thousands)(Unaudited)

	Six Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$11,493	$10,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	398	377
Share based compensation	946	777
Deferred income taxes	364	4
Bad debt expense	352	227
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Accounts receivable	3	81
Inventories - finished goods	10,765	664
Prepaid income taxes	222	(60)
Prepaid expenses and other current assets	1,764	(86)
Accounts payable	1,143	2,125
Income taxes payable	-	(50)
Accrued expenses and other current liabilities	335	(277)
Net cash provided by operating activities	27,785	14,041

Cash flows from investing activities:
Net change in investments	-	(33)
Purchases of property and equipment	(5,859)	(175)
Net cash used in investing activities	(5,859)	(208)

Cash flows from financing activities:
Dividends paid	(7,784)	(7,358)
Excess tax benefits related to restricted stock	115	92
Net cash used in financing activities	(7,669)	(7,266)

Net increase in cash and cash equivalents	14,257	6,567
Cash and cash equivalents, at beginning of period	37,639	35,613

Cash and cash equivalents, at end of period	$51,896	$42,180

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$6,186	$6,033

Prepaid property and equipment in current assets	$5,815	$-

Dividends payable in accrued expenses	$144	$154

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Summary of Significant Accounting Policies

Organization

PetMed Express, Inc. and subsidiaries, d/b/a 1-800-PetMeds (the “Company”), is a leading nationwide pet pharmacy. The Company markets prescription and non-prescription pet medications, health products, and supplies for dogs and cats, direct to the consumer. The Company offers consumers an attractive alternative for obtaining pet medications in terms of convenience, price, and speed of delivery. The Company markets its products through national advertising campaigns, which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases. The majority of the Company’s sales are to residents in the United States. The Company’s corporate headquarters and distribution facility are located in Pompano Beach, Florida. In the third quarter of fiscal 2017, we plan on relocating the corporate headquarters and distribution facility to Delray Beach, Florida. The Company’s fiscal year end is March 31, and references herein to Fiscal 2017 or Fiscal 2016 refer to the Company's fiscal years ending March 31, 2017 and 2016, respectively.

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at September 30, 2016, the Statements of Comprehensive Income for the three and six months ended September 30, 2016 and 2015, and Cash Flows for the six months ended September 30, 2016 and 2015. The results of operations for the three and six months ended September 30, 2016 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2017. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2016. The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated upon consolidation.

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

Note 2: Net Income Per Share

In accordance with the provisions of Accounting Standards Codification (ASC) Topic 260 (“Earnings Per Share”) basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share includes the dilutive effect of potential restricted stock and the effects of the potential conversion of preferred shares, calculated using the treasury stock method. Unvested restricted stock and convertible preferred shares issued by the Company represent the only dilutive effect reflected in the diluted weighted average shares outstanding.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands, except for per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Net income (numerator):
Net income	$4,899	$4,502	$11,493	$10,259
Shares (denominator):
Weighted average number of common shares outstanding used in basic computation	20,234	20,126	20,208	20,100
Common shares issuable upon vesting of restricted stock	133	110	137	112
Common shares issuable upon conversion of preferred shares	10	10	10	10
Shares used in diluted computation	20,377	20,246	20,355	20,222
Net income per common share:
Basic	$0.24	$0.22	$0.57	$0.51
Diluted	$0.24	$0.22	$0.56	$0.51

For the three and six months ended September 30, 2016, 30,000 shares of common restricted stock were excluded from the computations of diluted net income per common share, as their inclusion would have had an anti-dilutive effect on diluted net income per common share. All other common restricted stock was included in the diluted net income per common share computation for the three and six months ended September 30, 2015.

Note 3: Accounting for Stock-Based Compensation

The Company records compensation expense associated with restricted stock in accordance with ASC Topic 718 (“Share Based Payment”). The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of general and administrative expenses. The Company had 977,879 restricted common shares issued under the 2006 Employee Equity Compensation Restricted Stock Plan (“2006 Employee Plan”), 272,000 restricted common shares issued under the 2006 Outside Director Equity Compensation Restricted Stock Plan (“2006 Director Plan”), and 30,000 restricted common shares issued under the 2015 Outside Director Equity Compensation Restricted Stock Plan (“2015 Director Plan”) at September 30, 2016, all shares of which were issued subject to a restriction or forfeiture period which lapse ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period.

In July 2016, the Board of Directors approved the issuance of 50,000 restricted shares to certain employees of the Company under the 2006 Employee Plan, with a fair value of $19.60 per share. In July 2016, the Board of Directors approved the issuance of 30,000 restricted shares to directors of the Company under the 2015 Director Plan, with a fair value of $20.73 per share. For the quarters ended September 30, 2016 and 2015, the Company recognized $483,000 and $406,000, respectively, of compensation expense related to the Employee and Director Plans. For the six months ended September 30, 2016 and 2015, the Company recognized $946,000 and $777,000, respectively, of compensation expense related to the Employee and Director Plans. At September 30, 2016 and 2015, there was $4.3 million and $2.4 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the next three years. At September 30, 2016 and 2015, there were 273,000 and 186,000 non-vested restricted shares, respectively.

On July 29, 2016, the Company’s 2016 Employee Equity Compensation Restricted Stock Plan (“2016 Employee Plan) became effective upon the approval of the plan by the Company’s Shareholders. The 2016 Employee Plan authorizes 1,000,000 shares of the Company's Common stock available for issuance under the plan.

Note 4: Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. The buildings located at 420 South Congress Avenue, Delray Beach, Florida, the Company’s new corporate headquarters and distribution facility (“the Property”) (described below) will be depreciated over a period of thirty years. The furniture, fixtures, equipment, and computer software are depreciated over periods ranging from three to seven years. Leasehold improvements and assets under capital lease agreements are amortized over the shorter of the underlying lease agreement or the useful life of the asset.

On December 22, 2015, the Company entered into an agreement for the purchase of the Property at a purchase price of $18.5 million, plus closing costs. The transaction closed on January 19, 2016. The Property consists of approximately 634,000 square feet of land or 14.6 acres with two building complexes totaling approximately 185,000 square feet, with additional land for future use. Once the Property is renovated to the Company’s specifications and ready for its operation, expected in the third quarter of fiscal 2017, the Company intends to occupy approximately 97,000 square feet for its corporate headquarters and distribution facility, and to continue to operate the remaining office and warehouse space pursuant to existing leases. At September 30, 2016, the Company paid approximately $5.8 million for building improvements and equipment related to the newly purchased Property, which was recorded as a prepaid current asset, since the Property will not be ready to be put into use until the quarter ending December 31, 2016.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. At September 30, 2016, the Company had invested the majority of its $51.9 million cash and cash equivalents balance in money market funds which are classified within level 1.

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

Note 7: Changes in Shareholders’ Equity and Comprehensive Income:

Changes in shareholders’ equity for the six months ended September 30, 2016 are summarized below (in thousands):

	Additional
	Paid-In	Retained
	Capital	Earnings

Beginning balance at March 31, 2016:	$4,871	$78,295
Share based compensation	946	-
Dividends declared	-	(7,786)
Excess tax benefits related to restricted stock	115	-
Net income	-	11,493

Ending balance at September 30, 2016:	$5,932	$82,002

No shares of treasury stock were purchased or retired in the six months ended September 30, 2016 and 2015.

Note 8: Income Taxes

For the quarters ended September 30, 2016 and 2015, the Company recorded an income tax provision of approximately $2.9 million and $2.6 million, respectively, and for the six months ended September 30, 2016 and 2015, the Company recorded an income tax provision of approximately $6.8 million and $6.0 million, respectively. The increase to the income tax provision for the three and six months ended September 30, 2016, is related to increased operating income. The effective tax rate for each of the quarter and six months ended September 30, 2016 was approximately 37.1%, compared to 37.0% for the quarter and six months ended September 30, 2015.

Note 9: Subsequent Events

On October 24, 2016 our Board of Directors declared a quarterly dividend of $0.19 per share. The Board established a November 7, 2016 record date and a November 18, 2016 payment date. Based on the outstanding share balance as of November 1, 2016 the Company estimates the dividend payable to be approximately $3.9 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Summary

PetMed Express was incorporated in the state of Florida in January 1996. The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “PETS.” The Company began selling pet medications and other pet health products in September 1996. In March 2010, the Company started offering for sale additional pet supplies on its website, and these items are drop shipped to customers by third party vendors. Presently, the Company’s product line includes approximately 3,000 of the most popular pet medications, health products, and supplies for dogs and cats.

The Company markets its products through national advertising campaigns which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases. Approximately 82% of all sales were generated via the Internet for the quarter ended September 30, 2016, compared to 81% for the quarter ended September 30, 2015. The Company’s sales consist of products sold mainly to retail consumers. The three-month average purchase was approximately $82 and $80 per order for the quarters ended September 30, 2016 and 2015, respectively, and the six-month average purchase was approximately $82 and $81 per order for the six months ended September 30, 2016 and 2015, respectively.

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

Revenue recognition

The Company generates revenue by selling pet medication products and pet supplies primarily to retail consumers. The Company’s policy is to recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the customer. Outbound shipping and handling fees are included in sales and are billed upon shipment. Shipping expenses are included in cost of sales. The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize accounts receivable balances relative to sales. The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends. The allowance for doubtful accounts was approximately $10,000 at September 30, 2016 compared to $13,000 at March 31, 2016.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. The inventory reserve was approximately $37,000 at September 30, 2016 compared to $64,000 at March 31, 2016.

Advertising

The Company's advertising expense consists primarily of Internet marketing and direct mail/print advertising. Internet costs are expensed in the month incurred and direct mail/print advertising costs are expensed when the related catalogs, brochures, and postcards are produced, distributed, or superseded.

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

Results of Operations

The following should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Condensed Consolidated Statements of Comprehensive Income:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.3	66.7	69.6	67.4

Gross profit	29.7	33.3	30.4	32.6

Operating expenses:
General and administrative	9.5	9.5	8.9	8.7
Advertising	7.2	11.0	7.6	11.0
Depreciation	0.3	0.3	0.3	0.3
Total operating expenses	17.0	20.8	16.8	20.0

Income from operations	12.7	12.5	13.6	12.6

Total other income	0.1	0.1	0.1	0.1

Income before provision for income taxes	12.8	12.6	13.7	12.7

Provision for income taxes	4.7	4.7	5.1	4.7

Net income	8.1%	7.9%	8.6%	8.0%

Three Months Ended September 30, 2016 Compared With Three Months Ended September 30, 2015, and Six Months Ended September 30, 2016 Compared With Six Months Ended September 30, 2015

Sales

Sales increased by approximately $4.1 million, or 7.2%, to approximately $60.8 million for the quarter ended September 30, 2016, from approximately $56.7 million for the quarter ended September 30, 2015. For the six months ended September 30, 2016, sales increased by approximately $4.9 million, or 3.8%, to approximately $133.3 million compared to $128.4 million for the six months ended September 30, 2015. The increase in sales for the three and six months ended September 30, 2016 was primarily due to increased new order and reorder sales. The Company acquired approximately 131,000 new customers for the quarter ended September 30, 2016, compared to approximately 127,000 new customers for the same period the prior year. For the six months ended September 30, 2016 the Company acquired approximately 289,000 new customers, compared to 275,000 new customers for the six months ended September 30, 2015. The following chart illustrates sales by various sales classifications:

	Three Months Ended September 30,
Sales (In thousands)	2016	%	2015	%	$ Variance	% Variance

Reorder Sales	$50,086	82.4%	$46,652	82.2%	$3,434	7.4%
New Order Sales	$10,705	17.6%	$10,073	17.8%	$632	6.3%

Total Net Sales	$60,791	100.0%	$56,725	100.0%	$4,066	7.2%

Internet Sales	$50,036	82.3%	$46,161	81.4%	$3,875	8.4%
Contact Center Sales	$10,755	17.7%	$10,564	18.6%	$191	1.8%

Total Net Sales	$60,791	100.0%	$56,725	100.0%	$4,066	7.2%

	Six Months Ended September 30,
Sales (In thousands)	2016	%	2015	%	$ Variance	% Variance

Reorder Sales	$109,252	82.0%	$106,211	82.7%	$3,041	2.9%
New Order Sales	$24,026	18.0%	$22,148	17.3%	$1,878	8.5%

Total Net Sales	$133,278	100.0%	$128,359	100.0%	$4,919	3.8%

Internet Sales	$109,386	82.1%	$103,853	80.9%	$5,533	5.3%
Contact Center Sales	$23,892	17.9%	$24,506	19.1%	$(614)	-2.5%

Total Net Sales	$133,278	100.0%	$128,359	100.0%	$4,919	3.8%

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

Cost of sales

Cost of sales increased by approximately $4.9 million, or 13%, to approximately $42.7 million for the quarter ended September 30, 2016, from approximately $37.8 million for the quarter ended September 30, 2015. For the six months ended September 30, 2016, cost of sales increased by approximately $6.3 million, or 7.3%, to approximately $92.8 million compared to $86.5 million for the same period in the prior year. The increase in cost of sales is directly related to the increase in sales during the quarter and six months ended September 30, 2016. Cost of sales as a percent of sales was 70.3% and 66.7% for the quarters ended September 30, 2016 and 2015, respectively, and for the six months ended September 30, 2016 and 2015 the cost of sales was 69.6% and 67.4%, respectively. The increase to cost of sales as a percentage of sales for the quarter and six months ended September 30, 2016 is mainly attributed to an increase in product costs on certain brands and additional discounts given to customers to increase sales during the quarter and six months.

Gross profit

Gross profit decreased by approximately $849,000, or 4.5%, to approximately $18.1 million for the quarter ended September 30, 2016, from approximately $18.9 million for the quarter ended September 30, 2015. For the six months ended September 30, 2016 gross profit decreased by approximately $1.4 million, or 3.3%, to approximately $40.5 million, compared to $41.9 million for the same period in the prior year. The decrease in gross profit is directly related to an increase in product costs on certain brands and additional discounts given to customers to increase sales during the quarter and six months. Gross profit as a percentage of sales was 29.7% and 33.3% for the three months ended September 30, 2016 and 2015, respectively, and for the six months ended September 30, 2016 and 2015, gross profit was 30.4% and 32.6%, respectively. The gross profit percentage decrease for the quarter and six months ended September 30, 2016 is mainly attributed to an increase in product costs on certain brands and additional discounts given to customers to increase sales during the quarter and six months.

General and administrative expenses

General and administrative expenses increased by approximately $359,000, or 6.7%, to approximately $5.7 million for the quarter ended September 30, 2016, from approximately $5.4 million for the quarter ended September 30, 2015. The increase in general and administrative expenses for the quarter ended September 30, 2016 was primarily due to the following: a $258,000 increase in payroll expenses; a $95,000 increase in bank service fees; a $59,000 increase in bad debt expenses relating to increased credit card chargebacks during the quarter; and a $10,000 net increase in other expenses which included telephone expenses, licenses, professional fees, and travel expenses. Offsetting the increase was a $34,000 decrease to property expenses relating to computer maintenance and a $29,000 decrease to insurance expenses.

For the six months ended September 30, 2016, general and administrative expenses increased by approximately $658,000, or 5.9%, to approximately $11.8 million from approximately $11.2 million for the six months ended September 30, 2015. The increase in general and administrative expenses for the six months ended September 30, 2016 was primarily due to the following: a $546,000 increase in payroll expenses; a $129,000 increase in bank service fees; and a $124,000 increase in bad debt expenses relating to increased credit card chargebacks during the quarter. Offsetting the increase was a $75,000 decrease to property expenses relating to computer maintenance; a $63,000 decrease to insurance expenses; and a $3,000 net decrease in other expenses which included telephone expenses, licenses, professional fees, office expenses, and travel expenses.

Advertising expenses

Advertising expenses decreased by approximately $1.8 million, or 30%, to approximately $4.4 million for the quarter ended September 30, 2016, from approximately $6.2 million for the quarter ended September 30, 2015. For the six months ended September 30, 2016, advertising expenses decreased by approximately $4.0 million, or 28%, to approximately $10.1 million compared to advertising expenses of approximately $14.1 million for the six months ended September 30, 2015. The decrease in advertising expenses for the three and six months ended September 30, 2016 is mainly attributed to the elimination of television advertising spending. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, decreased to $33 for the quarter ended September 30, 2016, compared to $49 for the quarter ended September 30, 2015. For the six months ended September 30, 2016 and 2015 the advertising costs of acquiring a new customer were $35 and $51, respectively. The decrease in customer acquisition costs for the quarter and six months ended September 30, 2016 is attributed to increased sales conversion. Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, advertising spending, and price competition. Historically, the advertising environment fluctuates due to supply and demand. A more favorable advertising environment may positively impact future new order sales, whereas a less favorable advertising environment may negatively impact future new order sales.

As a percentage of sales, advertising expense was 7.2% and 11.0% for the quarters ended September 30, 2016 and 2015, respectively, and for the six months ended September 30, 2016 and 2015 advertising expense was 7.6% and 11.0%, respectively. The decrease in advertising expense as a percentage of total sales for the quarter and six months ended September 30, 2016 is attributed to an elimination of television advertising spending. The Company currently anticipates advertising as a percentage of sales to be approximately 7.0% for Fiscal 2017. However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability. For the fiscal year ended March 31, 2016, quarterly advertising expenses as a percentage of sales ranged between 7% and 11%.

Depreciation

Depreciation expense increased by approximately $18,000 to approximately $204,000 for the quarter ended September 30, 2016, from approximately $186,000 for the quarter ended September 30, 2015. For the six months ended September 30, 2016 depreciation expense increased by approximately $21,000 to $398,000 compared to $377,000 for the same period in the prior year. The increase to depreciation expense for the quarter and six months ended September 30, 2016 can be attributed to an increase in new property and equipment additions.

Other income

Other income increased by approximately $4,000 to approximately $55,000 for the quarter ended September 30, 2016 from approximately $51,000 for the quarter ended September 30, 2015. For the six months ended September 30, 2016 other income increased by approximately $39,000 to approximately $136,000 compared to approximately $97,000 for the same period in the prior year. The increase to other income for the quarter and six months ended September 30, 2016 is related to rental revenue offset by decreased interest income. Interest income may decrease in the future as the Company utilizes its cash balances on its share repurchase plan, with approximately $10.2 million remaining as of September 30, 2016, on any quarterly dividend payment, or on its operating activities.

Provision for income taxes

For the quarters ended September 30, 2016 and 2015, the Company recorded an income tax provision of approximately $2.9 million and $2.6 million, respectively, and for the six months ended September 30, 2016 and 2015, the Company recorded an income tax provision of approximately $6.8 million and $6.0 million, respectively. The increase to the income tax provision for the three and six months ended September 30, 2016, is related to an increase in operating income. The effective tax rate for the quarter and six months ended September 30, 2016 was approximately 37.1%, compared to 37.0% for the quarter and six months ended September 30, 2015. The Company estimates its effective tax rate will be approximately 37.0% for Fiscal 2017.

Liquidity and Capital Resources

The Company’s working capital at September 30, 2016 and March 31, 2016 was $66.0 million and $60.5 million, respectively. The $5.5 million increase in working capital was primarily attributable to cash flow generated from operations, offset by dividends paid. Net cash provided by operating activities was $27.8 million and $14.0 million for the six months ended September 30, 2016 and 2015, respectively. This change can be mainly attributed to a decrease in the Company’s inventory balance, compared to the same period in the prior year. Net cash used in investing activities increased to $5.9 million for the six months ended September 30, 2016, compared to net cash used in investing activities of $208,000 for the six months ended September 30, 2015. This change in investing activities is related to increased property and equipment additions related to the Company’s new corporate headquarters and distribution facility in Delray Beach, Florida. Net cash used in financing activities was $7.7 million for the six months ended September 30, 2016, compared to $7.3 million for the same period in the prior year, which represented an increase in the dividend paid in the period ended September 30, 2016.

At September 30, 2016, the Company had approximately $10.2 million remaining under the Company’s share repurchase plan. Subsequent to September 30, 2016, on October 24, 2016 our Board of Directors declared a $0.19 per share dividend. The Board established a November 7, 2016 record date and a November 18, 2016 payment date. Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan, on dividends, or on its operating activities. At September 30, 2016 the Company had no outstanding lease commitments except for the lease for its 65,300 square foot facility in Pompano Beach, Florida. We are not currently bound by any long or short term agreements for the purchase or lease of capital expenditures. Any material amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Presently, we have approximately $4.0 million forecasted for capital expenditures for the remainder of Fiscal 2017, which will be funded through cash from operations. The Company’s primary source of working capital is cash from operations. The Company presently has no need for alternative sources of working capital, and has no commitments or plans to obtain additional capital.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at September 30, 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and investments. At September 30, 2016, we had $51.9 million in cash and cash equivalents, a majority of our cash and cash equivalents and investments generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments. It would also impact the market value of our investments. Our investments are subject to market risk, primarily interest rate and credit risk. Our investments are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our investments to high-quality debt instruments with both short and long term maturities. We do not hold any derivative financial instruments that could expose us to significant market risk. At September 30, 2016, we had no debt obligations.

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended September 30, 2016, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective such that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act: (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not make any sales of unregistered securities during the second quarter of Fiscal 2017.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

At the 2016 Annual Meeting of Shareholders (the “2016 Annual Meeting”) of PetMed Express, Inc. (the “Company”) held on July 29, 2016, the Company’s shareholders, on the recommendation of the Company’s Board of Directors (the “Board”), approved the PetMed Express, Inc. 2016 Employee Equity Compensation Restricted Stock Plan (the “2016 Employee Plan”), in accordance with the voting results set forth for Proposal 4 as reported in the Company’s Form 8-K filed August 1, 2016 under Item 5.07. The Board approved the 2016 Employee Plan on May 31, 2016, subject to approval by the Company’s shareholders.

A description of the 2016 Employee Plan and the principal terms and conditions and the awards contemplated thereunder are set forth under the heading “Item 4: Approval of the 2016 Employee Equity Compensation Restricted Stock Plan” on pages 7-9 of the Company’s definitive proxy statement filed with the Securities and Exchange Commission on June 13, 2016, which description is incorporated by reference herein. Such description does not purport to be complete and is qualified in its entirety by reference to the full text of the 2016 Employee Plan, filed as Exhibit 10.13 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report.

10.13	2016 Employee Equity Compensation Restricted Stock Plan (Incorporated by reference to Exhibit A to the Registrant’s Proxy Statement filed June 13, 2016).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2016, Commission File No. 000-28827).

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2016, Commission File No. 000-28827).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2016, Commission File No. 000-28827).

signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.
(The “Registrant”)

Date: November 1, 2016

By:	/s/ Menderes Akdag
Menderes Akdag

Chief Executive Officer and President
(principal executive officer)

By:	/s/ Bruce S. Rosenbloom
Bruce S. Rosenbloom

Chief Financial Officer
(principal financial and accounting officer)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

PETMED EXPRESS, INC

FORM 10-Q

FOR THE QUARTER ENDED:

SEPTEMBER 30, 2016

EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description	Number of Pages in Original Document	Incorporated By Reference

10.13	2016 Employee Equity Compensation Restricted Stock Plan	6	**

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1	**

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1	**

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	1	**

** Filed herewith

(1) Incorporated by reference to Exhibit A to the Registrant’s Proxy Statement filed June 13, 2016