Form 10-Q
period 2016-12-31
PETMED EXPRESS INC
filed 2017-01-31
CIK 1040130

UNITED STATES

securities and exchange commission

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 000-28827

PETMED EXPRESS, INC.

(Exact name of registrant as specified in its charter)

FLORIDA	65-0680967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 South Congress Avenue, Delray Beach, Florida 33445

(Address of principal executive offices, including zip code)

(561) 526-4444

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,526,108 Common Shares, $.001 par value per share at January 31, 2017.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share amounts)

	December 31,	March 31,
	2016	2016
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$47,904	$37,639
Accounts receivable, less allowance for doubtful accounts of $12 and $13, respectively	1,544	1,724
Inventories - finished goods	14,925	25,586
Prepaid expenses and other current assets	2,441	2,435
Prepaid income taxes	875	243
Total current assets	67,689	67,627

Noncurrent assets:
Property and equipment, net	29,071	20,929
Intangible assets	860	860
Deferred tax assets	-	863
Total noncurrent assets	29,931	22,652

Total assets	$97,620	$90,279

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$5,391	$5,004
Accrued expenses and other current liabilities	2,543	2,080
Total current liabilities	7,934	7,084

Deferred tax liabilities	301	-

Total liabilities	8,235	7,084

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 5,000 shares authorized; 3 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized; 20,527 and 20,447 shares issued and outstanding, respectively	21	20
Additional paid-in capital	6,430	4,871
Retained earnings	82,925	78,295

Total shareholders' equity	89,385	83,195

Total liabilities and shareholders' equity	$97,620	$90,279

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

condensed consolidated statementS of COMPREHENSIVE INCOME

(In thousands, except for per share amounts)(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015

Sales	$52,866	$50,933	$186,144	$179,292
Cost of sales	36,223	34,179	128,985	120,659

Gross profit	16,643	16,754	57,159	58,633

Operating expenses:
General and administrative	5,361	4,977	17,206	16,164
Advertising	3,170	3,988	13,312	18,122
Depreciation	457	167	855	544
Total operating expenses	8,988	9,132	31,373	34,830

Income from operations	7,655	7,622	25,786	23,803

Other income:
Interest income, net	36	55	96	160
Other, net	130	(4)	206	(12)
Total other income	166	51	302	148

Income before provision for income taxes	7,821	7,673	26,088	23,951

Provision for income taxes	2,998	2,783	9,772	8,802

Net income	$4,823	$4,890	$16,316	$15,149

Net change in unrealized loss on short term investments	-	(14)	-	(33)

Comprehensive income	$4,823	$4,876	$16,316	$15,116

Net income per common share:
Basic	$0.24	$0.24	$0.81	$0.75
Diluted	$0.24	$0.24	$0.80	$0.75

Weighted average number of common shares outstanding:
Basic	20,253	20,145	20,223	20,115
Diluted	20,408	20,251	20,373	20,232

Cash dividends declared per common share	$0.19	$0.18	$0.57	$0.54

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

condensed consolidated statementS of cash flows

(In thousands)(Unaudited)

	Nine Months Ended
	December 31,
	2016	2015
Cash flows from operating activities:
Net income	$16,316	$15,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	855	544
Share based compensation	1,444	1,189
Deferred income taxes	1,164	(109)
Bad debt expense	368	243
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Accounts receivable	(188)	323
Inventories - finished goods	10,661	6,207
Prepaid income taxes	(632)	(334)
Prepaid expenses and other current assets	857	(895)
Accounts payable	387	212
Income taxes payable	-	(50)
Accrued expenses and other current liabilities	410	156
Net cash provided by operating activities	31,642	22,635

Cash flows from investing activities:
Net change in investments	-	(50)
Purchases of property and equipment	(9,860)	(177)
Net cash used in investing activities	(9,860)	(227)

Cash flows from financing activities:
Dividends paid	(11,632)	(10,984)
Tax adjustment related to restricted stock	115	92
Net cash used in financing activities	(11,517)	(10,892)

Net increase in cash and cash equivalents	10,265	11,516
Cash and cash equivalents, at beginning of period	37,639	35,613

Cash and cash equivalents, at end of period	$47,904	$47,129

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$9,246	$9,203

Prepaid property and equipment in current assets	$863	$-

Dividends payable in accrued expenses	$196	$185

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:  Summary of Significant Accounting Policies

Organization

PetMed Express, Inc. and subsidiaries, d/b/a 1-800-PetMeds (the “Company”), is a leading nationwide pet pharmacy. The Company markets prescription and non-prescription pet medications, health products, and supplies for dogs and cats, direct to the consumer. The Company offers consumers an attractive alternative for obtaining pet medications in terms of convenience, price, and speed of delivery. The Company markets its products through national advertising campaigns, which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases. The majority of the Company’s sales are to residents in the United States. The Company’s corporate headquarters and distribution facility are located in Delray Beach, Florida. The Company’s fiscal year end is March 31, and references herein to Fiscal 2017 or 2016 refer to the Company's fiscal years ending March 31, 2017 and 2016, respectively.

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at December 31, 2016, the Statements of Comprehensive Income for the three and nine months ended December 31, 2016 and 2015, and Cash Flows for the nine months ended December 31, 2016 and 2015. The results of operations for the three and nine months ended December 31, 2016 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2017. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2016. The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated upon consolidation.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands, except for per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Net income (numerator):
Net income	$4,823	$4,890	$16,316	$15,149
Shares (denominator):
Weighted average number of common shares outstanding used in basic computation	20,253	20,145	20,223	20,115
Common shares issuable upon vesting of restricted stock	145	96	140	107
Common shares issuable upon conversion of preferred shares	10	10	10	10
Shares used in diluted computation	20,408	20,251	20,373	20,232
Net income per common share:
Basic	$0.24	$0.24	$0.81	$0.75
Diluted	$0.24	$0.24	$0.80	$0.75

At December 31, 2016 and 2015, all common restricted stock was included in the diluted net income per common share computation.

Note 3:  Accounting for Stock-Based Compensation

The Company records compensation expense associated with restricted stock in accordance with ASC Topic 718 (“Share Based Payment”). The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of general and administrative expenses. The Company had 977,879 restricted common shares issued under the 2006 Employee Equity Compensation Restricted Stock Plan (“Employee Plan”), 272,000 restricted common shares issued under the 2006 Outside Director Equity Compensation Restricted Stock Plan (“Director Plan”), and 30,000 restricted common shares issued under the 2015 Outside Director Equity Compensation Restricted Stock Plan (”2015 Director Plan” and collectively referred to with the Director Plan as the “Director Plans”) at December 31, 2016, all shares of which were issued subject to a restriction or forfeiture period which lapse ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period.

For the quarters ended December 31, 2016 and 2015, the Company recognized $498,000 and $411,000, respectively, of compensation expense related to the Employee Plan and Director Plans. For the nine months ended December 31, 2016, the Company recognized $1.4 million of compensation expense related to the Employee Plan and Director Plans, compared to $1.2 million for the nine months ended December 31, 2015. At December 31, 2016 and 2015, there was $3.8 million and $2.0 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the next three years. At December 31, 2016 and 2015, there were 273,000 and 182,000 non-vested restricted shares, respectively.

Note 4:  Fair Value

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. At December 31, 2016, the Company had invested the majority of its $47.9 million cash equivalents balance in money market funds which are classified within level 1.

Note 5:  Changes in Shareholders’ Equity and Comprehensive Income:

Changes in shareholders’ equity for the nine months ended December 31, 2016 are summarized below (in thousands):

	Additional
	Paid-In	Retained
	Capital	Earnings

Beginning balance at March 31, 2016:	$4,871	$78,295
Share based compensation	1,444	-
Dividends declared	-	(11,686)
Tax adjustment related to restricted stock	115	-
Net income	-	16,316

Ending balance at December 31, 2016:	$6,430	$82,925

No shares of treasury stock were purchased or retired in the nine months ended December 31, 2016 and 2015.

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

Note 7:  Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. The buildings located at 420 South Congress Avenue, Delray Beach, Florida, the Company’s new corporate headquarters and distribution facility (“the Property”) (described below) will be depreciated over a period of thirty years. The furniture, fixtures, equipment, and computer software are depreciated over periods ranging from five to ten years.

On December 22, 2015, the Company entered into an agreement for the purchase of the Property at a purchase price of $18.5 million, plus closing costs. The transaction closed on January 19, 2016. The Property consists of approximately 634,000 square feet of land or 14.6 acres with two building complexes totaling approximately 185,000 square feet, with additional land for future use. On December 9, 2016, the Company moved its corporate headquarters and distribution facility to the Property, occupying approximately 97,000 square feet, and continues to operate the remaining office and warehouse space pursuant to existing leases.

At December 31, 2016, the Company paid approximately $9.9 million for building improvements and equipment related to the new Property, of which $863,000 was recorded as a prepaid current asset for the quarter ended December 31, 2016, since these property items were not ready to be put into use during the quarter ended December 31, 2016.

Note 8:  Income taxes

For the quarters ended December 31, 2016 and 2015, the Company recorded an income tax provision of approximately $3.0 million and $2.8 million, respectively, and for the nine months ended December 31, 2016 and 2015, the Company recorded an income tax provision of approximately $9.8 million and $8.8 million, respectively. The increase to the income tax provision for the quarter and nine months ending December 31, 2016, is attributed to an increase to operating income, and a one-time charge of $96,000 related to a Fiscal 2016 income tax under-accrual, which was recognized in the quarter ended December 31, 2016. The effective tax rate for each of the quarters ended December 31, 2016 and 2015 was approximately 38.3% and 36.3%, respectively, and the effective tax rate for the nine months ended December 31, 2016 and 2015 was 37.5% and 36.8%, respectively.

Note 9:  Subsequent Events

On January 23, 2017 our Board of Directors declared a quarterly dividend of $0.19 per share. The Board established a February 6, 2017 record date and a February 17, 2017 payment date. Based on the outstanding share balance as of January 31, 2017 the Company estimates the dividend payable to be approximately $3.9 million.

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

The Company markets its products through national advertising campaigns which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases. Approximately 83% of all sales were generated via the Internet for the quarter ended December 31, 2016, compared to 81% for the quarter ended December 31, 2015. The Company’s sales consist of products sold mainly to retail consumers. The three-month average purchase was approximately $81 and $78 per order for the quarters ended December 31, 2016 and 2015, respectively, and the nine-month average purchase was approximately $82 and $80 per order for the periods ended December 31, 2016 and 2015, respectively.

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

Revenue recognition

The Company generates revenue by selling pet medication products and pet supplies primarily to retail consumers. The Company’s policy is to recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the customer. Outbound shipping and handling fees are included in sales and are billed upon shipment. Shipping expenses are included in cost of sales. The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize accounts receivable balances relative to sales. The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends. The allowance for doubtful accounts was approximately $12,000 at December 31, 2016 compared to $13,000 at March 31, 2016.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. The inventory reserve was approximately $37,000 at December 31, 2016 compared to $64,000 at March 31, 2016.

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

Results of Operations

The following should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Condensed Consolidated Statements of Comprehensive Income:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.5	67.1	69.3	67.3

Gross profit	31.5	32.9	30.7	32.7

Operating expenses:
General and administrative	10.1	9.8	9.2	9.0
Advertising	6.0	7.8	7.2	10.1
Depreciation	0.9	0.3	0.5	0.3
Total operating expenses	17.0	17.9	16.9	19.4

Income from operations	14.5	15.0	13.8	13.3

Total other income	0.3	0.1	0.2	0.1

Income before provision for income taxes	14.8	15.1	14.0	13.4

Provision for income taxes	5.7	5.5	5.2	4.9

Net income	9.1%	9.6%	8.8%	8.5%

Three Months Ended December 31, 2016 Compared With Three Months Ended December 31, 2015, and Nine Months Ended December 31, 2016 Compared With Nine Months Ended December 31, 2015

Sales

Sales increased by approximately $1.9 million, or 3.8%, to approximately $52.9 million for the quarter ended December 31, 2016, from approximately $50.9 million for the quarter ended December 31, 2015. For the nine months ended December 31, 2016, sales increased by approximately $6.9 million, or 3.8%, to approximately $186.1 million compared to $179.3 million for the nine months ended December 31, 2015. The increase in sales for the three and nine months ended December 31, 2016 was primarily due to increased new order and reorder sales. The Company acquired approximately 99,000 new customers for the quarter ended December 31, 2016 compared to approximately 98,000 new customers for the same period the prior year. For the nine months ended December 31, 2016 the Company acquired approximately 388,000 new customers, compared to 374,000 new customers for the nine months ended December 31, 2015. The following chart illustrates sales by various sales classifications:

	Three Months Ended December 31,
Sales (In thousands)	2016	%	2015	%	$ Variance	% Variance

Reorder Sales	$44,937	85.0%	$43,338	85.1%	$1,599	3.7%
New Order Sales	$7,929	15.0%	$7,595	14.9%	$334	4.4%

Total Net Sales	$52,866	100.0%	$50,933	100.0%	$1,933	3.8%

Internet Sales	$43,772	82.8%	$41,461	81.4%	$2,311	5.6%
Contact Center Sales	$9,094	17.2%	$9,472	18.6%	$(378)	-4.0%

Total Net Sales	$52,866	100.0%	$50,933	100.0%	$1,933	3.8%

	Nine Months Ended December 31,
Sales (In thousands)	2016	%	2015	%	$ Variance	% Variance

Reorder Sales	$154,202	82.8%	$149,550	83.4%	$4,652	3.1%
New Order Sales	$31,942	17.2%	$29,742	16.6%	$2,200	7.4%

Total Net Sales	$186,144	100.0%	$179,292	100.0%	$6,852	3.8%

Internet Sales	$153,161	82.3%	$145,315	81.0%	$7,846	5.4%
Contact Center Sales	$32,983	17.7%	$33,977	19.0%	$(994)	-2.9%

Total Net Sales	$186,144	100.0%	$179,292	100.0%	$6,852	3.8%

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

Cost of sales

Cost of sales increased by approximately $2.0 million, or 6.0%, to approximately $36.2 million for the quarter ended December 31, 2016, from approximately $34.2 million for the quarter ended December 31, 2015. For the nine months ended December 31, 2016, cost of sales increased by approximately $8.3 million, or 6.9%, to approximately $129.0 million compared to $120.7 million for the same period in the prior year. The increase in cost of sales is directly related to the increase in sales during the quarter and nine months ended December 31, 2016. Cost of sales as a percent of sales was 68.5% and 67.1% for the quarters ended December 31, 2016 and 2015, respectively, and for the nine months ended December 31, 2016 and 2015 the cost of sales was 69.3% and 67.3%, respectively. The increases to cost of sales as a percentage of sales for the quarter and nine months ended December 31, 2016 can be mainly attributed to an increase in product costs on certain brands and additional discounts given to customers to increase sales during the quarter and nine months.

Gross profit

Gross profit decreased by approximately $111,000 to approximately $16.6 million for the quarter ended December 31, 2016, from approximately $16.8 million for the quarter ended December 31, 2015. For the nine months ended December 31, 2016 gross profit decreased by approximately $1.5 million, or 2.5%, to approximately $57.2 million, compared to $58.6 million for the same period in the prior year. Gross profit as a percentage of sales was 31.5% and 32.9% for the three months ended December 31, 2016 and 2015, respectively, and for the nine months ended December 31, 2016 and 2015, gross profit was 30.7% and 32.7%, respectively. The gross profit percentage decreases for the quarter and nine months ended December 31, 2016 can be mainly attributed to an increase in product costs on certain brands and additional discounts given to customers to increase sales during the quarter and nine months ended December 31, 2016.

General and administrative expenses

General and administrative expenses increased by approximately $384,000, or 7.7%, to approximately $5.4 million for the quarter ended December 31, 2016, from approximately $5.0 million for the quarter ended December 31, 2015. The increase in general and administrative expenses for the quarter ended December 31, 2016 was primarily due to the following: a $342,000 increase in payroll expenses related to increased stock compensation expense and additional expenses related to the move of the corporate headquarters; a $39,000 increase in bank service fees; a $29,000 increase in telephone expenses; and a $29,000 increase in other expenses which included office expenses and professional fees. Offsetting the increase was a decrease to property expenses of $38,000 and a $17,000 decrease to other expenses which primarily included licenses and insurance expenses.

For the nine months ended December 31, 2016, general and administrative expenses increased by approximately $1.0 million, or 6.4%, to approximately $17.2 million, compared to $16.2 million for the same period in the prior year. The increase in general and administrative expenses for the nine months ended December 31, 2016 was primarily due to the following: a $888,000 increase in payroll expenses related to increased stock compensation expense and additional expenses related to the move of the corporate headquarters; a $168,000 increase in bank service fees; a $125,000 increase in bad debt expenses; a $26,000 increase in professional fees; and a $25,000 increase in telephone expenses. Offsetting the increase was a decrease to property expenses of $113,000; a $70,000 decrease to insurance expenses; and a $7,000 net decrease to other expenses which primarily included licenses and travel expenses.

Advertising expenses

Advertising expenses decreased by approximately $818,000, or 21%, to approximately $3.2 million for the quarter ended December 31, 2016, from approximately $4.0 million for the quarter ended December 31, 2015. For the nine months ended December 31, 2016, advertising expenses decreased by approximately $4.8 million, or 27%, to approximately $13.3 million compared to advertising expenses of approximately $18.1 million for the nine months ended December 31, 2015. The decreases in advertising expenses for the three and nine months ended December 31, 2016 are mainly attributed to the elimination of television advertising spending. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, decreased to $32 for the quarter ended December 31, 2016, compared to $41 for the quarter ended December 31, 2015. For the nine months ended December 31, 2016 and 2015, the advertising costs of acquiring a new customer were $34 and $49, respectively. The decreases in customer acquisition costs for the quarter and nine months can be attributed to increased sales conversion. Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, advertising spending, and price competition. Historically, the advertising environment fluctuates due to supply and demand. A more favorable advertising environment may positively impact future new order sales, whereas a less favorable advertising environment may negatively impact future new order sales.

As a percentage of sales, advertising expense was 6.0% and 7.8% for the quarters ended December 31, 2016 and 2015, respectively, and for the nine months ended December 31, 2016 and 2015 advertising expense was 7.2% and 10.1%, respectively. The decreases in advertising expense as a percentage of total sales for the quarter and nine months ended December 31, 2016 can be attributed to the elimination of television advertising spending. The Company currently anticipates advertising as a percentage of sales to be approximately 7.0% for Fiscal 2017. However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability. For the fiscal year ended March 31, 2016, quarterly advertising expenses as a percentage of sales ranged between 7.0% and 11.0%.

Depreciation

Depreciation expense increased by approximately $290,000 to approximately $457,000 for the quarter ended December 31, 2016, compared to $167,000 for the quarter ended December 31, 2015. For the nine months ended December 31, 2016, depreciation expense increased by approximately $311,000 to approximately $855,000, compared to $544,000 for the same period in the prior year. The increases to depreciation expense for the quarter and nine months ended December 31, 2016 can be attributed to new property and equipment placed in service for the Company’s new corporate headquarters and distribution facility.

Other income

Other income increased by approximately $115,000 to approximately $166,000 for the quarter ended December 31, 2016 from approximately $51,000 for the quarter ended December 31, 2015. For the nine months ended December 31, 2016, other income increased by approximately $154,000 to approximately $302,000 compared to approximately $148,000 for the same period in the prior year. The increase to other income for the quarter and nine months ended December 31, 2016 is related to advertising and rental revenue, offset by decreased interest income. Interest income may decrease in the future as the Company utilizes its cash balances on its share repurchase plan, with approximately $10.2 million remaining as of December 31, 2016, on any quarterly dividend payment, or on its operating activities.

Provision for income taxes

For the quarters ended December 31, 2016 and 2015, the Company recorded an income tax provision of approximately $3.0 million and $2.8 million, respectively, and for the nine months ended December 31, 2016 and 2015, the Company recorded an income tax provision of approximately $9.8 million and $8.8 million, respectively. The increase to the income tax provision for the quarter and nine months ending December 31, 2016, is attributed to an increase in operating income, and a one-time charge of $96,000 related to a Fiscal 2016 income tax under-accrual, which was recognized in the quarter ended December 31, 2016. The effective tax rate for the quarters ended December 31, 2016 and 2015 was approximately 38.3% and 36.3%, respectively, and for the nine months ended December 31, 2016 and 2015 was approximately 37.5% and 36.8%, respectively. The Company estimates its effective tax rate will be approximately 37.5% for Fiscal 2017.

Liquidity and Capital Resources

The Company’s working capital at December 31, 2016 and March 31, 2016 was $59.8 million and $60.5 million, respectively. The slight decrease in working capital was primarily attributable to cash flow generated from operations offset by dividends paid and increased property and equipment additions. Net cash provided by operating activities was $31.6 million and $22.6 million for the nine months ended December 31, 2016 and 2015, respectively. This change can mainly be attributed to a greater decrease in the Company’s inventory balance for the nine months ended December 31, 2016, as compared to December 31, 2015. Net cash used in investing activities was $9.9 million and $227,000 for the nine months ended December 31, 2016 and 2015, respectively. This change can be mainly attributed to increased property and equipment additions for the Company’s new corporate headquarters and distribution facility during the nine months ended December 31, 2016. Net cash used in financing activities was $11.5 million for the nine months ended December 31, 2016, compared to $10.9 million for the same period in the prior year, which represented an increase in the dividend paid in the period.

As of December 31, 2016, the Company had approximately $10.2 million remaining under the Company’s share repurchase plan. Subsequent to December 31, 2016, on January 23, 2017 our Board of Directors declared a $0.19 per share dividend. The Board established a February 6, 2017 record date and a February 17, 2017 payment date. Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan, on dividends, or on its operating activities.

As of December 31, 2016, the Company had no outstanding lease commitments as the lease for our 65,300 square foot facility, expired December 31, 2016. We are not currently bound by any long or short term agreements for the purchase or lease of capital expenditures. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Presently, we have approximately $1.2 million forecasted for capital expenditures for the remainder of Fiscal 2017, which will be funded through cash from operations. The Company’s primary source of working capital is cash from operations. The Company presently has no need for alternative sources of working capital, and has no commitments or plans to obtain additional capital.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of December 31, 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and investments. As of December 31, 2016, we had $47.9 million in cash and cash equivalents, and a majority of our cash and cash equivalents and investments generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments. It could also impact the market value of our investments. Our investments are subject to market risk, primarily interest rate and credit risk. Our investments are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our investments to high-quality debt instruments with both short and long term maturities. We do not hold any derivative financial instruments that could expose us to significant market risk. At December 31, 2016, we had no debt obligations.

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended December 31, 2016, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective such that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act: (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not make any sales of unregistered securities during the third quarter of Fiscal 2017.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2016, Commission File No. 000-28827).

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2016, Commission File No. 000-28827).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2016, Commission File No. 000-28827).

signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.
(The “Registrant”)

Date: January 31, 2017

By:	/s/ Menderes Akdag
Menderes Akdag

Chief Executive Officer and President
(principal executive officer)

By:	/s/ Bruce S. Rosenbloom
Bruce S. Rosenbloom

Chief Financial Officer
(principal financial and accounting officer)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

PETMED EXPRESS, INC

FORM 10-Q

FOR THE QUARTER ENDED:

DECEMBER 31, 2016

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