Form 10-K
period 2017-03-31
PETMED EXPRESS INC
filed 2017-05-23
CIK 1040130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

Registrant’s telephone number, including area code: (561) 526-4444

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “accelerated filer”, “large accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of September 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was $396.4 million based on the closing sales price of the registrant’s Common Stock on that date, as reported on the NASDAQ Global Select Market.

The number of shares of the registrant’s Common Stock outstanding as of May 23, 2017 was 20,525,524.

DOCUMENTS INCORPORATED BY REFERENCE

Information to be set forth in our Proxy Statement relating to our 2017 Annual Meeting of Stockholders to be held on July 28, 2017 is incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this report.

PETMED EXPRESS, INC.

2017 Annual Report on Form 10-K

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain information in this Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the words "believes," "intends," "expects," "may," "will," "should," "plan," "projects," "contemplates," "intends," "budgets," "predicts," "estimates," "anticipates," or similar expressions. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K. When used in this Annual Report on Form 10-K, "PetMed Express," "1-800-PetMeds," “PetMeds,” "PetMed," “PetMeds.com,” "PetMed Express.com," "the Company," "we," "our," and "us" refer to PetMed Express, Inc. and our wholly-owned subsidiaries.

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

The Company markets its products through national advertising campaigns, which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases. Our fiscal year end is March 31, our executive offices are currently located at 420 South Congress Avenue, Delray Beach, Florida 33445, and our telephone number is (561) 526-4444.

Our Products

We offer a broad selection of products for dogs and cats. Our current product line contains approximately 3,000 SKUs of the most popular pet medications, health products, and supplies. These products include a majority of the well-known brands of medication. Generally, our prices are competitive with the prices for medications charged by veterinarians and retailers. In March 2010, we started offering for sale additional pet supplies on our website, which are drop shipped to our customers by third parties. These pet supplies include: food, beds, crates, stairs, strollers, and other popular pet supplies.

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

Internet

We seek to combine our product selection and pet health information with the shopping ease of the Internet to deliver a convenient and personalized shopping experience. Our website offers health and nutritional product selections for dogs and cats, and relevant editorial and easily obtainable or retrievable resource information. From our home page, customers can search our website for products and access resources on a variety of information on dogs and cats. Customers can shop at our website by category, product line, individual product, or symptom. We attracted approximately 32 million visitors to our website during fiscal 2017, approximately 8% of those visitors placed an order, and our website generated approximately 83% of our total sales for the same time period. On our website pet owners have access to health information covering pets’ behavior and illnesses, and natural and pharmaceutical remedies specifically for a pet’s problem. The pet education content on our main website is periodically updated with the latest research for pet owners.

As part of our multichannel strategy, we also offer mobile versions of our website (www.1800petmeds.com) and an application for mobile phones, tablets, and other devices. In February 2017 we released our mobile application, which offers customers a more streamlined shopping experience. Mobile application features include: “ask-the-vet”; live web chat; easy refill medication reminders; local veterinarian finder; and express checkout to provide our customers with fast, easy, and helpful service from their mobile devices.

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

Our Customers

Approximately 2.3 million customers have purchased from us within the last two years. We attracted approximately 514,000 and 489,000 new customers in fiscal 2017 and 2016, respectively. Our customers are located throughout the United States, with approximately 50% of customers residing in California, Florida, Texas, New York, Pennsylvania, North Carolina, Virginia, and Georgia. Our primary focus has been on retail customers and the average purchase was approximately $83 for fiscal 2017 compared to $81 for fiscal 2016.

Marketing

The goal of our marketing strategy is to build brand recognition, increase customer traffic, add new customers, build strong customer loyalty, maximize reorders, and develop incremental revenue opportunities. We have an integrated marketing campaign that includes online marketing, direct mail/print and e-mail.

Online Marketing

We advertise and market our products primarily online. We make our brand available to Internet consumers by purchasing targeted keywords and achieving prominent placement on the top search engines and search engine networks, including Google, Bing™, and Yahoo®. We utilize Internet display and video advertisements, social media, and comparison shopping, and we are also members of the LinkShare Network, which is an affiliate program with merchant clients and affiliate websites.

Direct Mail/Print and E-mail

We use direct mail/print and e-mail to acquire new customers and to remind our existing customers to reorder.

Operations

Order Processing

Our website allows customers to easily browse and purchase all of our products online. Our website is designed to be fast, secure, and easy to use with order and shipping confirmations, and with online order tracking capabilities. We provide our customers with toll-free telephone access to our customer care representatives. Our call center generally operates from 8:00 AM to 11:00 PM, Monday through Thursday, 8:00 AM to 9:00 PM on Friday, 9:00 AM to 6:00 PM on Saturday, and 10:00 AM to 5:00 PM on Sunday, Eastern Time. The process of customers purchasing products from 1-800-PetMeds consists of a few simple steps. A customer first places an order online or by calling our toll-free telephone number. The following information is needed to process prescription orders: pet information, prescription information, and the veterinarian’s name and phone number. This information is entered into our computer system. Then our pharmacists and pharmacy technicians verify all prescriptions. The order process system checks for the verification for prescription medication orders and a valid payment method for all orders. Verified orders are then sent to our fulfillment center, where items are picked, and then shipped via United States Postal Service and Federal Express. Our customers enjoy the convenience of rapid home delivery, with the majority of all orders being shipped within 24 hours of ordering.

Customer Care and Support

We believe that a high level of customer care and support is critical in retaining and expanding our customer base. Customer care representatives participate in ongoing training programs under the supervision of our training managers. These training sessions include a variety of topics such as product knowledge, computer usage, customer service tips, and the relationship between our Company and veterinarians. Our customer care representatives respond to customers’ e-mails, calls, and live web chats that are related to products, order status, prices, and shipping. We believe our customer care representatives are a valuable source of feedback regarding customer satisfaction.

Warehousing and Shipping

We inventory our products and fill most customer orders from our corporate headquarters in Delray Beach, Florida. We have an in-house fulfillment and distribution operation, which is used to manage the entire supply chain, beginning with the placement of the order, continuing through order processing, and then fulfilling and shipping of the product to the customer. We offer a variety of shipping options, including next day delivery. We ship to anywhere in the United States served by the United States Postal Service or Federal Express. Priority orders are expedited in our fulfillment process. Our goal is to ship the products the same day that the order is received. For prescription medications, our goal is to ship the product immediately after the prescription has been authorized by the customer’s veterinarian.

Purchasing

We purchase our products from a variety of sources, including certain manufacturers, domestic distributors, and wholesalers. There were four suppliers from whom we purchased approximately 50% of all products in fiscal 2017. We believe having strong relationships with product manufacturers will ensure the availability of an adequate volume of products ordered by our customers, and will enable us to provide more and better product information.

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

We also have an integrated direct connection for processing credit cards to ensure that a valid credit card number and authorization have been received at the same time our customer care representatives are on the telephone with the customer or when a customer submits an order on our website. Our information systems provide our customer care representatives with records of all prior contact with a customer, including the customer’s address, telephone number, e-mail address, prescription information, order history, payment history, and notes.

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

According to the American Pet Products Manufacturers Association, pet spending in the United States increased 10.7% to $66.8 billion in 2016. Pet supplies and medications represented $14.7 billion, or 22% of the total spending on pets in the United States. The pet medication market that we participate in is estimated to be approximately $4.3 billion, with veterinarians having the majority of the market share. The dog and cat population is approximately 184 million, with approximately 68% of all households having a pet.

We believe that the following are the main competitive strengths that differentiate 1-800-PetMeds from the competition:

•	Channel leader, in an estimated $4.3 billion industry;
•	“1-800-PetMeds” brand name;
•	Licensed pharmacy to conduct business in 50 states, and awarded Vet-VIPPSCM (Veterinary-Verified Internet Pharmacy Practice Site) accreditation by the National Association of Boards of Pharmacy®;
•	Exceptional customer care and support.

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

We also obtained the right to use and control the Internet addresses www.petmeds.pharmacy and www.1800petmeds.pharmacy, through a National Association of Boards of Pharmacy® initiative to ensure high standards for online pharmacies. We do not expect to lose the ability to use the Internet addresses; however, there can be no assurance in this regard and the loss of these addresses may have a material adverse effect on our financial position and results of operations. We are the exclusive owners of United States Trademark Registrations for “PetMed Express and Design®,” “1888PetMeds and Design®,” “1-800-PetMeds and Design®,” 1-800-PetMeds®,” and “PetMeds®,” among numerous others.

Government Regulation

Dispensing prescription medications is governed at the state level by Boards of Pharmacy, or similar regulatory agencies, of each state where prescription medications are dispensed. We are subject to regulation by the State of Florida and are licensed as a community pharmacy by the Florida Board of Pharmacy. Our current license is valid until February 28, 2019, and prior to that date a renewal application will be submitted to the Board of Pharmacy. During fiscal 2015 we obtained a federal registration, and state registrations/permits as required, to dispense Schedule IV controlled substances. We recently updated our federal registration to include the ability to dispense Schedule V controlled substances, and are in the process of obtaining state registrations/permits as required, to dispense Schedule V controlled substances. Our pharmacy practice is also licensed and/or regulated by 49 other state pharmacy boards, the District of Columbia Board of Pharmacy, and the United States Drug Enforcement Administration, and with respect to our products, by other regulatory authorities including, but not necessarily limited to, the United States Food and Drug Administration (“FDA”) and the United States Environmental Protection Agency. As a licensed pharmacy in the State of Florida, we are subject to the Florida Pharmacy Act and regulations promulgated thereunder. To the extent that we are unable to maintain our license as a community pharmacy with the Florida Board of Pharmacy, or if we do not maintain the licenses granted by other state pharmacy boards, or if we become subject to actions by the FDA, or other enforcement regulators, our distribution of prescription medications to pet owners could cease, which could have a material adverse effect on our financial condition and results of operations.

Employees

We currently have 187 full time employees, including: 105 in customer care and marketing; 28 in fulfillment and purchasing; 43 in our pharmacy; 3 in information technology; 3 in administrative positions; and 5 in management. None of our employees are represented by a labor union, or governed by any collective bargaining agreements. We consider relations with our employees to be satisfactory.

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

Resistance from veterinarians to authorize prescriptions, or attempts/efforts on their part to discourage pet owners from purchasing from internet mail-order pharmacies could cause our sales to decrease and could materially adversely affect our financial condition and results of operations.

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

While we ship pet medications to customers in all 50 states, approximately 50% of our sales for the fiscal year ended March 31, 2017 were made to customers located in the states of California, Florida, Texas, New York, Pennsylvania, North Carolina, Virginia, and Georgia. If for any reason our license to operate a pharmacy in one or more of those states should be suspended or revoked, or if it is not renewed, our ability to sell prescription medications to residents of those states would cease and our financial condition and results of operations in future periods would be materially adversely affected.

We face significant competition from veterinarians and online and traditional retailers and may not be able to compete profitably with them.

We compete directly and indirectly with veterinarians for the sale of pet medications and other health products. Veterinarians hold a competitive advantage over us because many pet owners may find it more convenient or preferable to purchase these products directly from their veterinarians at the time of an office visit. We also compete directly and indirectly with both online and traditional retailers. Both online and traditional retailers may hold a competitive advantage over us because of longer operating histories, established brand names, greater resources, and/or an established customer base. Online retailers may have a competitive advantage over us because of established affiliate relationships to drive traffic to their website. Traditional retailers may hold a competitive advantage over us because pet owners may prefer to purchase these products from a store instead of online or through catalog or telephone methods. In addition, we face growing competition from online and multichannel retailers, some of whom may have a lower cost structure than ours, as customers now routinely use computers, tablets, smartphones, and other mobile devices and mobile applications to shop online and compare prices and products in real time. In order to effectively compete in the future, we may be required to offer promotions and other incentives, which may result in lower operating margins and adversely affect the results of operations. We also face a significant challenge from our competitors forming alliances with each other, such as those between online and traditional retailers. These relationships may enable both their retail and online stores to negotiate better pricing and better terms from suppliers by aggregating the demand for products and negotiating volume discounts, which could be a competitive disadvantage to us.

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

We rely on a combination of trademarks, trade secrets, copyright laws, and contractual restrictions to protect our intellectual property rights. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our non-prescription private label or generic equivalents, when and if developed, as well as aspects of our sales formats, or to obtain and use information that we regard as proprietary, including the technology used to operate our website and our content, and our trademarks. Litigation or proceedings before the United States Patent and Trademark Office or other bodies may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain names, or to determine the validity and scope of the proprietary rights of others. Any litigation or adverse proceeding could result in substantial costs and diversion of resources, and could seriously harm our business and operating results. Third parties may also claim infringement by us with respect to past, current, or future technologies. We expect that participants in our market will be increasingly involved in infringement claims as the number of services and competitors in our industry segment grows. Any claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays, or require us to enter into royalty or licensing agreements. These royalty or licensing agreements might not be available on terms acceptable to us or at all.

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

Since all of our operations are housed in a single location, we are more susceptible to business interruption in the event of damage to, or disruptions in, our facility.

Our headquarters and distribution center are currently located in one location in South Florida, and most of our shipments of products to our customers are made from this sole distribution center. We have no present plans to establish any additional distribution centers or offices. Because we consolidate our operations in one location, we are more susceptible to power and equipment failures, and business interruptions in the event of fires, floods, and other natural disasters than if we had additional locations. Furthermore, because we are located in South Florida, which is a hurricane-sensitive area, we are particularly susceptible to the risk of damage to, or total destruction of, our headquarters and distribution center and surrounding transportation infrastructure caused by a hurricane.

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

A failure of our information systems and customer-facing technology systems or any security breach or unauthorized disclosure of confidential information could have a material adverse effect on our business.

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

Through our information technology, we are able to provide an improved overall shopping and interconnected retail experience that empowers our customers to shop and interact with us from computers, tablets, smartphones and other mobile devices. We use our websites and our mobile app both as sales channels for our products and also as methods of providing product and other relevant information to our customers to drive online sales. Our online programs, communities and knowledge center allow us to inform, assist and interact with our customers. We also continually seek to enhance all of our online properties to provide an attractive user-friendly interface for our customers, as evidenced by our recent redesign of our website. Disruptions, failures or other performance issues with these customer-facing technology systems could impair the benefits that they provide to our online business and negatively affect our relationship with our customers.

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

Because our operating results are difficult to predict, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm, and flea and tick medications. For the quarters ended June 30, 2016, September 30, 2016, December 31, 2016, and March 31, 2017, Company sales were 29%, 25%, 21%, and 25%, respectively. In addition to the seasonality of our sales, our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, including weather, many of which are out of our control. Any change in one or more of these factors could materially adversely affect our financial condition and results of operations in future periods.

We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business.

We accept payments using a variety of methods, including credit and debit cards, PayPal, and checks, and we may offer new payment options over time. Acceptance of these payment options subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements may change over time or be reinterpreted, making compliance more difficult or costly. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, and other forms of electronic payment. If these companies become unable to provide these services to us, or if their systems are compromised, it could potentially disrupt our business. The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach or misuse of data, we may be liable for costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. As a result, our business and operating results could be adversely affected.

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

Our charter permits our Board of Directors to issue up to 5.0 million shares of preferred stock without stockholder approval. Currently there are 2,500 shares of our Convertible Preferred Stock issued and outstanding. This leaves slightly less than 5.0 million shares of preferred stock available for issuance at the discretion of our Board of Directors. These shares, if issued, could contain dividend, liquidation, conversion, voting, or other rights which could adversely affect the rights of our common stockholders and which could also be utilized, under some circumstances, as a method of discouraging, delaying, or preventing a change in control. Provisions of our articles of incorporation, bylaws and Florida law could make it more difficult for a third party to acquire us, even if many of our stockholders believe it is in their best interest.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our facilities, including our principal executive offices and distribution center, are located at 420 South Congress Avenue, Delray Beach, Florida 33445. In January 2016 we completed the acquisition of this real property located at 420 South Congress Avenue, Delray Beach, Florida 33445, and improvements thereon (collectively referred to herein as the “Property”), the assignment and assumption of all leases and service agreements affecting the Property, and certain tangible and intangible personal property related to the Property, for a purchase price of $18.5 million, plus closing costs. The Property consists of approximately 634,000 square feet of land or 14.6 acres with two building complexes totaling approximately 185,000 square feet, with additional land for future use. The first building complex consists of approximately 125,000 square feet and the second building complex consists of approximately 60,000 square feet each consisting of both office and warehouse space. The Company occupies approximately 97,000 square feet of the first building for its principal offices and distribution center. As of March 31, 2017, 48% of the Property was leased to two tenants with a remaining weighted average lease term of 3.0 years. We believe that our facilities are sufficient for our current needs and are in good condition in all material respects.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “PETS.” The prices set forth below reflect the high and low sale prices per share in each of the quarters of fiscal 2017 and 2016 as reported by the NASDAQ.

Fiscal 2017:	High	Low
First Quarter	$19.49	$17.31
Second Quarter	$20.94	$18.76
Third Quarter	$23.49	$19.28
Fourth Quarter	$23.66	$19.26

Fiscal 2016:	High	Low
First Quarter	$17.73	$15.82
Second Quarter	$18.23	$15.72
Third Quarter	$17.88	$16.04
Fourth Quarter	$18.70	$15.77

Holders

There were 88 holders of record of our common stock at May 23, 2017, and approximately 22,500 of our holders are “street name” or beneficial holders, whose shares are held by banks, brokers, or other financial institutions.

Dividends

During fiscal 2016 and 2017, our Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount (In thousands)	Payment Date

May 4, 2015	$0.18	May 15, 2015	$3,647	May 22, 2015
July 20, 2015	$0.18	August 3, 2015	$3,660	August 14, 2015
October 19, 2015	$0.18	November 2, 2015	$3,660	November 13, 2015
January 25, 2016	$0.18	February 8, 2016	$3,659	February 19, 2016

May 9, 2016	$0.19	May 20, 2016	$3,884	May 27, 2016
July 25, 2016	$0.19	August 8, 2016	$3,900	August 19, 2016
October 24, 2016	$0.19	November 7, 2016	$3,900	November 18, 2016
January 23, 2017	$0.19	February 6, 2017	$3,900	February 17, 2017

On May 8, 2017, the Company’s Board of Directors declared an increased quarterly dividend of $0.20 per share on its common stock. The $4.1 million dividend will be paid on May 26, 2017, to shareholders of record at the close of business on May 19, 2017. The Company intends to continue to pay regular quarterly dividends; however the declaration and payment of future dividends is discretionary and will be subject to a determination by the Board of Directors each quarter following its review of the Company’s financial performance.

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

There can be no assurances as to the precise number of shares that will be repurchased under the share repurchase plan, and the Company may discontinue the share repurchase plan at any time subject to compliance with applicable regulatory requirements. Shares purchased pursuant to the share repurchase plan will either be cancelled or held in the Company's treasury. No shares have been repurchased under the share repurchase plan since September 2012. As of March 31, 2017, the Company had approximately $10.2 million remaining under the Company’s share repurchase plan. Since the inception of the share repurchase plan through September 2012, approximately 5.6 million shares have been repurchased under the plan for approximately $69.8 million, averaging approximately $12.54 per share.

Performance Graph

Set forth below is a line graph comparing the five year cumulative performance of our Common Stock with the Nasdaq Composite, the Russell 2000, and our SIC Code 5912 (pharmacy peer group) from March 31, 2012 to March 31, 2017. The graph assumes that $100 was invested on March 31, 2012 in each of our Common Stock, the Nasdaq Composite, the Russell 2000, and the SIC Code 5912 (pharmacy peer group). Because we have historically paid dividends on a quarterly basis, the graph assumes that dividends were reinvested. The performance graph and related information below shall not be deemed “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Performance graph data:

	Fiscal Year Ended March 31,
	2012	2013	2014	2015	2016	2017
PetMed Express, Inc.	100.00	124.42	130.30	168.61	190.88	222.99
Nasdaq Composite	100.00	107.41	141.28	165.71	166.22	202.58
SIC Code 5912	100.00	125.84	174.39	227.29	218.77	192.14
Russell 2000	100.00	116.30	145.26	157.19	141.85	179.03

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our Amended and Restated 2006 Employee Equity Compensation Restricted Stock Plan, Amended and Restated 2006 Outside Director Equity Compensation Restricted Stock Plan, 2015 Outside Director Equity Compensation Restricted Stock Plan, and 2016 Employee Equity Compensation Restricted Stock Plan as of March 31, 2017:

EQUITY COMPENSATION PLAN INFORMATION

(In thousands)

	Number of securities		Number of securities
	to be issued upon	Weighted average	remaining available
	exercise of outstanding	exercise price of	for future issuance
	options, warrants	outstanding options,	under equity
Plan category	and rights	warrants and rights	compensation plans

2006 Employee Restricted Stock Plan	977	-	-

2006 Director Restricted Stock Plan	272	-	-

2015 Director Restricted Stock Plan	30	-	451

2016 Employee Restricted Stock Plan	-	-	1,000

Total	1,279		1,451

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and notes thereto, and other financial information included elsewhere in this Annual Report on Form 10-K. The Consolidated Statements of Income data set forth below for the fiscal years ended March 31, 2017, 2016, and 2015 and the Consolidated Balance Sheet data as of March 31, 2017 and 2016 have been derived from our audited Consolidated Financial Statements which are included elsewhere in this Annual Report on Form 10-K. The Consolidated Statements of Income data set forth below for the fiscal years ended March 31, 2014 and 2013 and the Consolidated Balance Sheet data as of March 31, 2015, 2014 and 2013 have been derived from our audited Consolidated Financial Statements which are not included in this Annual Report on Form 10-K.

CONSOLIDATED STATEMENTS OF INCOME DATA

(In thousands, except for per share amounts)

	Fiscal Year Ended March 31,
	2017	2016	2015	2014	2013

Sales	$249,176	$234,684	$229,395	$233,391	$227,829
Cost of sales	169,862	158,388	153,125	155,774	150,708
Gross profit	79,314	76,296	76,270	77,617	77,121
Operating expenses	41,831	43,908	48,657	49,399	50,116
Net income	23,819	20,567	17,453	17,972	17,165
Net income per common share:
Basic	1.18	1.02	0.87	0.90	0.86
Diluted	1.17	1.02	0.87	0.90	0.86
Weighted average number of common shares outstanding:
Basic	20,232	20,124	20,015	19,901	19,926
Diluted	20,378	20,254	20,136	20,043	20,049
Cash dividends declared per common share	0.76	0.72	0.68	0.66	1.60

CONSOLIDATED BALANCE SHEET DATA

(In thousands)

	March 31,
	2017	2016	2015	2014	2013

Working capital	$63,430	$60,543	$72,166	$66,116	$59,760
Total assets	112,809	90,279	82,852	78,375	73,179
Total liabilities	19,443	7,084	7,417	8,158	9,165
Shareholders' equity	93,366	83,195	75,435	70,217	64,014

NON FINANCIAL DATA (UNAUDITED)

(In thousands)

	March 31,
	2017	2016	2015	2014	2013

New customers acquired	514	489	529	597	630
Total accumulated customers (1)	9,589	9,075	8,586	8,057	7,460

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

The Company markets its products through national advertising campaigns which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases. Approximately 83% of all sales were generated via the Internet in fiscal 2017, compared to 81% in fiscal 2016. The Company’s sales consist of products sold mainly to retail consumers. The twelve-month average purchase was approximately $83 and $81 per order for the fiscal years ended March 31, 2017 and 2016, respectively.

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

Revenue recognition

The Company generates revenue by selling pet medication products and pet supplies primarily to retail consumers. The Company’s policy is to recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the customer. Outbound shipping and handling fees are included in sales and are billed upon shipment. Shipping expenses are included in cost of sales. The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize accounts receivable balances relative to sales. The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends. The allowance for doubtful accounts was approximately $27,000 at March 31, 2017, compared to $13,000 at March 31, 2016.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or net realizable value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. The inventory reserve was approximately $51,000 and $64,000 at March 31, 2017 and 2016, respectively.

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

Results of Operations

The following should be read in conjunction with the Company’s Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Consolidated Statements of Comprehensive Income:

	Fiscal Year Ended March 31,

	2017	2016	2015

Sales	100.0%	100.0%	100.0%
Cost of sales	68.2	67.5	66.8

Gross profit	31.8	32.5	33.2

Operating expenses:
General and administrative	9.2	9.1	9.2
Advertising	7.1	9.3	11.0
Discontinued project costs	-	-	0.7
Depreciation	0.5	0.3	0.3
Total operating expenses	16.8	18.7	21.2

Income from operations	15.0	13.8	12.0

Total other income	0.2	0.1	0.1

Income before provision for income taxes	15.2	13.9	12.1

Provision for income taxes	5.7	5.1	4.5

Net income	9.5%	8.8%	7.6%

Fiscal 2017 Compared to Fiscal 2016

Sales

Sales increased by approximately $14.5 million, or 6.2%, to approximately $249.2 million for the fiscal year ended March 31, 2017, from approximately $234.7 million for the fiscal year ended March 31, 2016. The increase in sales for the fiscal year ended March 31, 2017 was primarily due to increased new order and reorder sales. The Company acquired approximately 514,000 new customers for the fiscal year ended March 31, 2017, compared to approximately 489,000 new customers for the same period the prior year.

The following chart illustrates sales by various sales classifications:

Sales (In thousands)	2017	%	2016	%	$ Variance	% Variance

Reorder Sales	$206,299	82.8%	$195,569	83.3%	$10,730	5.5%
New Order Sales	$42,877	17.2%	$39,115	16.7%	$3,762	9.6%

Total Net Sales	$249,176	100.0%	$234,684	100.0%	$14,492	6.2%

Internet Sales	$205,643	82.5%	$190,781	81.3%	$14,862	7.8%
Contact Center Sales	$43,533	17.5%	$43,903	18.7%	$(370)	-0.8%

Total Net Sales	$249,176	100.0%	$234,684	100.0%	$14,492	6.2%

Going forward sales may be adversely affected due to increased competition and consumers giving more consideration to price. No guarantees can be made that sales will continue to grow in the future. The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm, and flea and tick medications. For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2017, the Company’s sales were approximately 29%, 25%, 21%, and 25%, respectively. For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2016, the Company’s sales were approximately 30%, 24%, 22%, and 24%, respectively.

Cost of sales

Cost of sales increased by $11.5 million, or 7.2% to $169.9 million for the fiscal year ended March 31, 2017, from $158.4 million for the fiscal year ended March 31, 2016. The increase in cost of sales in fiscal 2017 is directly related to the increase in sales during the fiscal year. As a percentage of sales, cost of sales was 68.2% in fiscal 2017, as compared to 67.5% in fiscal 2016. The cost of sales percentage increase can be mainly attributed to an increase in product costs on certain brands and additional discounts given to customers to increase sales during the fiscal year.

Gross profit

Gross profit increased by $3.0 million, or 4.0%, to $79.3 million for the fiscal year ended March 31, 2017, from $76.3 million for the fiscal year ended March 31, 2016. The increase in gross profit in fiscal 2017 is directly related to the increase in sales during the fiscal year. Gross profit as a percentage of sales for fiscal 2017 was 31.8% compared to 32.5% for fiscal 2016. The gross profit percentage decrease in fiscal 2017 can be mainly attributed to an increase in product costs on certain brands and additional discounts given to customers to increase sales during the fiscal year.

General and administrative expenses

General and administrative expenses increased by $1.5 million, or 7.0%, to $22.8 million for the fiscal year ended March 31, 2017 from $21.3 million for the fiscal year ended March 31, 2016. The increase in general and administrative expenses for the fiscal year ended March 31, 2017 was primarily due to the following: a $1.2 million increase in payroll expenses related to increased stock compensation expense and additional expenses related to the move of our corporate headquarters in December 2016; a $347,000 increase in bank service fees due to increased sales; a $162,000 increase in bad debt expenses relating to increased credit card chargebacks for the year; and a $174,000 increase in other expenses which included professional fees, telephone, and office expenses. Offsetting the increase was a $261,000 decrease to property expense; an $80,000 decrease to insurance expenses; and a $37,000 decrease in other expenses which included licenses, and travel expenses. General and administrative expenses as a percentage of sales were 9.2% for the fiscal year ended March 31, 2017, compared to 9.1% for the fiscal year ended March 31, 2016.

Advertising expenses

Advertising expenses decreased by approximately $4.1 million to approximately $17.7 million for the fiscal year ended March 31, 2017, from approximately $21.8 million for the fiscal year ended March 31, 2016. The decrease in advertising expenses for fiscal 2017 can be attributed to the elimination of television advertising spending and other less cost efficient advertising. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $34 for the fiscal year ended March 31, 2017, compared to $45 for the fiscal year ended March 31, 2016.

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

As a percentage of sales, advertising expense was 7.1% and 9.3% for the fiscal years ended March 31, 2017 and 2016, respectively. The decrease in advertising expense as a percentage of total sales for the fiscal year ended March 31, 2017 can be mainly attributed to the elimination of television advertising spending. The Company currently anticipates advertising as a percentage of sales to be between approximately 7% and 8% for fiscal 2018. However, the advertising percentage may fluctuate quarter to quarter due to seasonality and advertising availability.

Depreciation

Depreciation increased by approximately $599,000, to approximately $1.4 million for the year ended March 31, 2017, from approximately $770,000 for the year ended March 31, 2016. This increase to depreciation for the fiscal year ended March 31, 2017 can be attributed to an increase in new property and equipment additions related to the Company’s new corporate headquarters and distribution facility.

Other income

Other income increased by approximately $262,000, to approximately $441,000 for the fiscal year ended March 31, 2017 from approximately $179,000 for the fiscal year ended March 31, 2016. The increase to other income for the fiscal year ended March 31, 2017 is related to advertising and rental revenue, offset by decreased interest income. Interest income may decrease in the future as the Company utilizes its cash balances on its share repurchase plan, with approximately $10.2 million remaining at March 31, 2017, on any quarterly dividend payment, or on its operating activities.

Provision for income taxes

For the fiscal years ended March 31, 2017 and 2016, the Company recorded an income tax provision for approximately $14.1 million and $12.0 million, respectively. The increase to the income tax provision for fiscal 2017 is related to an increase to operating income for the period due to an increase in gross profit due to increased sales and a reduction in operating expenses. The effective tax rate for the fiscal years ended March 31, 2017 and 2016 were 37.2% and 36.8%, respectively. The effective tax rate increase for the fiscal year ended March 31, 2017 can be attributed to a one-time charge related to a fiscal 2016 income tax under-accrual, which was recognized in the quarter ended December 31, 2016, compared to a one-time benefit related to a fiscal 2015 income tax over-accrual, which was recognized in the quarter ended December 31, 2015. The Company estimates its effective tax rate will be approximately 37.0% for fiscal 2018.

Net income

Net income increased by approximately $3.2 million, or 15.8%, to approximately $23.8 million for the fiscal year ended March 31, 2017 from approximately $20.6 million for the fiscal year ended March 31, 2016. The increase was primarily due to an increase to gross profit due to increased sales and a reduction in operating expenses, offset by an increased income tax provision during fiscal 2017.

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

Provision for income taxes

For the fiscal years ended March 31, 2016 and 2015, the Company recorded an income tax provision for approximately $12.0 million and $10.3 million, respectively. The increase to the income tax provision for fiscal 2016 is related to an increase to operating income for the period due to a reduction in operating expenses. The increase to the income tax provision is also related to the one-time discontinued project charge of $1.7 million which was recognized in fiscal 2015, the net after tax impact of this one-time charge was $1.1 million, which reduced the income tax provision by approximately $600,000. The effective tax rate for the fiscal years ended March 31, 2016 and 2015 were 36.8% and 37.2%, respectively. The effective tax rate decrease for the fiscal year ended March 31, 2016, can be attributed to a one-time benefit related to a fiscal 2015 income tax over-accrual, which was recognized in the quarter ended December 31, 2015, compared to a one-time charge related to a fiscal 2014 income tax under-accrual, which was recognized in the quarter ended December 31, 2014. The Company estimates its effective tax rate will be approximately 37.0% for fiscal 2017.

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

Liquidity and Capital Resources

The Company’s working capital at March 31, 2017 and 2016 was approximately $63.4 million and approximately $60.5 million, respectively. The $2.9 million increase in working capital was primarily attributable to cash flow generated from operations, offset by purchases of property and equipment and dividends paid out in the fiscal year. Net cash provided by operating activities was $47.2 million and $21.1 million for the fiscal years ended March 31, 2017 and 2016, respectively. This change can be mainly attributed to an increase in the Company’s net income and accounts payable balance and a decrease in the Company’s inventory balance at March 31, 2017, as compared to a reduction in the Company’s accounts payable and an increase in the Company’s inventory balances at March 31, 2016. Net cash used in investing activities was $10.6 million and $4.5 million for the fiscal years ended March 31, 2017 and 2016, respectively. This change can be attributed to a reduction in the Company’s short term investments offset by a decrease in property and equipment additions for the fiscal year ended March 31, 2017. Net cash used in financing activities was $15.5 million and $14.5 million for the fiscal years ended March 31, 2017 and 2016, respectively. This change represented an increase in the dividends paid during fiscal 2017. At March 31, 2017 the Company had approximately $10.2 million remaining under the Company’s share repurchase plan, and no shares were repurchased in fiscal 2017.

Subsequent to March 31, 2017, the Company’s Board of Directors declared an increased quarterly dividend of $0.20 per share on May 8, 2017. The Board established a May 19, 2017 record date and a May 26, 2017 payment date. Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan, on quarterly dividends, or on its operating activities.

At March 31, 2017 the Company had no outstanding lease commitments, and as of March 31, 2016 the Company had no outstanding lease commitments except for the lease for its 65,300 square foot facility. We are not currently bound by any long or short term agreements for the purchase or lease of capital expenditures. Any material amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any future increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Presently, we have approximately $1.0 million forecasted for capital expenditures in fiscal 2018, which will be funded through cash from operations. The Company’s primary source of working capital is cash from operations. The Company presently has no need for alternative sources of working capital, and has no commitments or plans to obtain additional capital.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at March 31, 2017.

Contractual Obligations and Commitments (In thousands)

	Total	Less than 1 year	1-2 years	3-5 Years	More than 5 years

Executive employment contract	$1,200	$600	$600	$-	$-

Total obligations	$1,200	$600	$600	$-	$-

Recent Accounting Pronouncements

Other than disclosures included in note 1 of the Financial Statements, the Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and investments. At March 31, 2017, we had $58.7 million in cash and cash equivalents. A majority of our cash and cash equivalents and investments generates interest income based on prevailing interest rates.

A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments. It would also impact the market value of our investments. Our investments are subject to market risk, primarily interest rate and credit risk. Our investments are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our investments to high-quality debt instruments with both short and long term maturities. We do not hold any derivative financial instruments that could expose us to significant market risk. At March 31, 2017, we had no debt obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PETMED EXPRESS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

PetMed Express, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of PetMed Express, Inc. and subsidiaries as of March 31, 2017 and 2016, and the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2017.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PetMed Express, Inc. and subsidiaries as of March 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2017, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PetMed Express, Inc. and subsidiaries' internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated May 23, 2017 expressed an unqualified opinion on the effectiveness of PetMed Express, Inc. and subsidiaries’ internal control over financial reporting.

/s/ RSM US LLP

West Palm Beach, Florida

May 23, 2017

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share amounts)

	March 31,	March 31,
	2017	2016
ASSETS

Current assets:
Cash and cash equivalents	$58,730	$37,639
Accounts receivable, less allowance for doubtful accounts of $27 and $13, respectively	1,808	1,724
Inventories - finished goods	20,228	25,586
Prepaid expenses and other current assets	1,019	2,435
Prepaid income taxes	-	243
Total current assets	81,785	67,627

Noncurrent assets:
Property and equipment, net	30,164	20,929
Intangible assets	860	860
Deferred tax assets	-	863

Total noncurrent assets	31,024	22,652

Total assets	$112,809	$90,279

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$15,221	$5,004
Accrued expenses and other current liabilities	2,475	2,080
Income taxes payable	659	-

Total liabilities	18,355	7,084

Deferred tax liabilities	1,088	-

	19,443	7,084

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 5,000 shares authorized; 3 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized; 20,526 and 20,447 shares issued and outstanding, respectively	21	20
Additional paid-in capital	6,806	4,871
Retained earnings	86,530	78,295

Total shareholders' equity	93,366	83,195

Total liabilities and shareholders' equity	$112,809	$90,279

See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except for per share amounts)

	Year Ended March 31,
	2017	2016	2015

Sales	$249,176	$234,684	$229,395
Cost of sales	169,862	158,388	153,125

Gross profit	79,314	76,296	76,270

Operating expenses:
General and administrative	22,799	21,301	21,101
Advertising	17,663	21,837	25,182
Discontinued project costs	-	-	1,714
Depreciation	1,369	770	660
Total operating expenses	41,831	43,908	48,657

Income from operations	37,483	32,388	27,613

Other income (expense):
Interest income, net	141	190	184
Realized loss on sale of short term investments	-	(74)	-
Other, net	300	63	1
Total other income	441	179	185

Income before provision for income taxes	37,924	32,567	27,798

Provision for income taxes	14,105	12,000	10,345

Net income	$23,819	$20,567	$17,453

Net change in unrealized gain (loss) on short term investments	-	54	(17)

Comprehensive income	$23,819	$20,621	$17,436

Net income per common share:
Basic	$1.18	$1.02	$0.87
Diluted	$1.17	$1.02	$0.87

Weighted average number of common shares outstanding:
Basic	20,232	20,124	20,015
Diluted	20,378	20,254	20,136

Cash dividends declared per common share	$0.76	$0.72	$0.68

See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Fiscal years ended March 31, 2015, March 31, 2016, and March 31, 2017

(In thousands)

	Convertible		Common		Additional		Other
	Preferred Stock		Stock		Paid-In	Retained	Comprehensive
	Shares	Amounts	Shares	Amounts	Capital	Earnings	Gain (Loss)	Total

Balance, March 31, 2014	3	$9	20,190	$20	$1,578	$68,647	$(37)	$70,217

Issuance of restricted stock, net	-	-	72	-	-	-	-	-

Share based compensation	-	-	-	-	1,481	-	-	1,481

Dividends declared	-	-	-	-	-	(13,757)	-	(13,757)

Excess tax benefit related to stock compensation	-	-	-	-	58	-	-	58

Net income	-	-	-	-	-	17,453	17,453	17,453

Other comprehensive loss: Net Change in unrealized loss on short term investments							(17)	(17)

Total comprehensive income							$17,436	-

Balance, March 31, 2015	3	9	20,262	20	3,117	72,343	(54)	75,435

Issuance of restricted stock, net	-	-	185	-	-	-	-	-

Share based compensation	-	-	-	-	1,612	-	-	1,612

Dividends declared	-	-	-	-	-	(14,615)	-	(14,615)

Excess tax benefit related to stock compensation	-	-	-	-	142	-	-	142

Net income	-	-	-	-	-	20,567	20,567	20,567

Other comprehensive gain: Net Change in unrealized gain on short term investments							54	54

Total comprehensive income							$20,621	-

Balance, March 31, 2016	3	9	20,447	20	4,871	78,295	-	83,195

Issuance of restricted stock, net	-	-	79	1	-	-	-	1

Share based compensation	-	-	-	-	1,935	-	-	1,935

Dividends declared	-	-	-	-	-	(15,584)	-	(15,584)

Net income	-	-	-	-	-	23,819	23,819	23,819

Balance, March 31, 2017	3	$9	20,526	$21	$6,806	$86,530	$-	$93,366

See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	March 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$23,819	$20,567	$17,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,369	770	660
Share based compensation	1,935	1,612	1,481
Discontinued project costs	-	-	1,714
Deferred income taxes	1,951	(23)	157
Bad debt expense	421	260	94
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Accounts receivable	(505)	(53)	(264)
Inventories - finished goods	5,358	(518)	10,659
Prepaid income taxes	243	(243)	54
Prepaid expenses and other current assets	1,416	(1,055)	662
Accounts payable	10,217	(149)	(616)
Accrued expenses and other current liabilities	321	(65)	(61)
Income taxes payable	659	(50)	50
Net cash provided by operating activities	47,204	21,053	32,043

Cash flows from investing activities:
Proceeds from sale of short term investments	-	15,591	-
Net change in investments	-	54	(68)
Purchases of property and equipment	(10,604)	(20,130)	(918)
Net cash used in investing activities	(10,604)	(4,485)	(986)

Cash flows from financing activities:
Dividends paid	(15,509)	(14,684)	(13,807)
Excess tax benefit related to stock compensation	-	142	58
Net cash used in financing activities	(15,509)	(14,542)	(13,749)

Net increase in cash and cash equivalents	21,091	2,026	17,308

Cash and cash equivalents, at beginning of year	37,639	35,613	18,305

Cash and cash equivalents, at end of year	$58,730	$37,639	$35,613

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$11,373	$12,173	$10,026

Dividends payable in accrued expenses	$217	$143	$212

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

Organization

PetMed Express, Inc. and subsidiaries, d/b/a 1-800-PetMeds (the “Company”), is a leading nationwide pet pharmacy. The Company markets prescription and non-prescription pet medications, health products, and supplies for dogs and cats, direct to the consumer. The Company markets its products through national advertising campaigns, which aim to increase the recognition of the “1-800-PetMeds” brand name and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases. The majority of all of the Company's sales are to residents in the United States. The Company’s executive offices are located in Delray Beach, Florida. The Company's fiscal year end is March 31, and references herein to fiscal 2017, 2016, or 2015 refer to the Company's fiscal years ended March 31, 2017, 2016, and 2015, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Revenue Recognition

The Company generates revenue by selling pet medication products and pet supplies mainly to retail consumers. The Company’s policy is to recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the customer. Outbound shipping and handling fees are included in sales and are billed upon shipment. Shipping expenses are included in cost of sales. The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize the accounts receivable balances relative to sales. The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from the customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends. At March 31, 2017 and 2016, the allowance for doubtful accounts was approximately $27,000 and $13,000, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2017 and 2016 consisted of the Company’s cash accounts and money market accounts with a maturity of three months or less. The carrying amount of cash equivalents approximates fair value. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

Inventories

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or net realizable value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. The inventory reserve was approximately $51,000 and $64,000 at March 31, 2017 and 2016, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies (Continued)

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Our building is depreciated over a period of thirty years. The furniture, fixtures, equipment, and computer software are depreciated over periods ranging from three to seven years. Leasehold improvements and assets under capital lease agreements are amortized over the shorter of the underlying lease agreement or the useful life of the asset.

On December 22, 2015, the Company, by and through a wholly-owned subsidiary entered into an agreement of purchase and sale with an unaffiliated privately held Delaware corporation for the purchase of real property located in Palm Beach County, Florida, and improvements thereon (collectively referred to herein as the “Property”), the assignment and assumption of all leases and service agreements affecting the property, and certain tangible and intangible personal property related to the property, for a purchase price of $18.5 million, plus closing costs. The transaction closed on January 19, 2016. The Property consists of approximately 634,000 square feet of land or 14.6 acres with two building complexes totaling approximately 185,000 square feet, with additional land for future use. The first building complex consists of approximately 125,000 square feet consisting of both office and warehouse. The second building complex consists of approximately 60,000 square feet consisting of both office and warehouse space. The Company occupies approximately 97,000 square feet of the first building for its principal offices and distribution center. At March 31, 2017, 48% of the property was leased to two tenants with a remaining weighted average lease term of 3.0 years.

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

Advertising

The Company's advertising expenses consist primarily of online marketing and direct mail/print advertising. Internet costs are expensed in the month incurred and direct mail/print costs are expensed when the related catalogs, brochures, and postcards are produced, distributed, or superseded.

Business Concentrations

The Company purchases its products from a variety of sources, including certain manufacturers, domestic distributors, and wholesalers. We have multiple suppliers for each of our products to obtain the lowest cost. There were four suppliers from whom we purchased approximately 50% of all products in fiscal 2017 and fiscal 2016.

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

Comprehensive Income

The Company applies ASC Topic 220 (“Reporting Comprehensive Income”) which requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. For the fiscal year ended March 31, 2017 the Company had no unrealized gains or losses. For the fiscal years ended March 31, 2016 and 2015 the Company recorded an unrealized gain of $54,000 and an unrealized loss of $17,000, respectively, on its short term investments.

The following is a summary of our comprehensive income (in thousands):

	March 31,
	2017	2016	2015

Net income	$23,819	$20,567	$17,453
Net change in unrealized gain (loss) on short term investments	-	54	(17)

Comprehensive income	$23,819	$20,621	$17,436

Income Taxes

The Company accounts for income taxes under the provisions of ASC Topic 740 (“Accounting for Income Taxes”) which generally requires the recognition of deferred tax assets and liabilities for the expected future tax benefits or consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting carrying values and the tax bases of assets and liabilities, and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse. As required by “Accounting for Uncertainty in Income Taxes” guidance, which clarifies ASC Topic 740, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the Consolidated Financial Statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applies “Accounting for Uncertainty in Income Taxes” guidance to all tax positions for which the statute of limitations remained open. The Company files tax returns in the U.S. federal jurisdiction and Florida and Virginia.  With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years ending March 31, 2011. Any interest and penalties related to income taxes will be recorded to other income (expenses).

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the fiscal 2017 presentation. These reclassifications had no impact on net income, shareholders’ equity or cash flows as previously reported.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This ASU clarifies the accounting for revenue arising from contracts with customers and specifies the disclosures that an entity should include in its financial statements. The standard is effective for annual reporting periods beginning after December 15, 2017. During 2016, the FASB issued certain amendments to the standard relating to the principal versus agent guidance, accounting for licenses of intellectual property and identifying performance obligations as well as the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. The effective date and transition requirements for these amendments are the same as those of the original ASU. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company currently anticipates adopting the standard using the modified retrospective method. The Company has performed a high level analysis of its revenue streams and expects to complete its evaluations in FY 2018, as well as an evaluation of the impact on its business processes, controls and systems. The Company does not expect this standard to affect the Company materially, other than increased disclosures. We plan to complete our assessment of the impact of adoption during fiscal 2018 and finalize the adoption of the new revenue standard by the end of fiscal 2019.

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

In March 2016, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update on Stock Compensation Improvements to Employee Share-Based Payment Accounting (Topic 718) (ASU 2016-09). ASU 2016-09 requires entities to recognize the income tax effects of share-based awards in the income statement when the awards vest or are settled. The objective of this update is to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for annual and interim periods beginning January 1, 2017. We early adopted this standard as of March 31, 2017. As a result, during the fourth quarter we reclassified the year-to-date fiscal 2017 excess tax benefit of $156,000 from paid-in capital (statements of equity) into the income tax provision line on the statements of comprehensive income. Further, we reclassified the excess tax benefits from the stock based compensation from financing activities into operating activities in the statement of cash flows for the year ended March 31, 2017, as required by ASU 2016-09 (adopted prospectively). The adoption did not impact the existing classification of the awards.

The Company does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Property and Equipment

Major classifications of property and equipment consist of the following (in thousands):

	March 31,
	2017	2016

Building	$14,988	$14,988
Land	3,700	3,700
Building improvements	2,592	-
Leasehold improvements	-	1,123
Computer software	5,068	4,812
Furniture, fixtures and equipment	7,863	4,703
	34,211	29,326
Less: accumulated depreciation	(4,047)	(8,397)

Property and equipment, net	$30,164	$20,929

(3)	Valuation and Qualifying Accounts

Activity in the Company's valuation and qualifying accounts consists of the following (in thousands):

	Year Ended March 31,
	2017	2016	2015

Allowance for doubtful accounts:
Balance at beginning of period	$13	$8	$7
Provision for doubtful accounts	421	260	94
Write-off of uncollectible accounts receivable	(407)	(255)	(93)

Balance at end of year	$27	$13	$8

(4)	Accrued Expenses and Other Current Liabilities

Major classifications of accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,
	2017	2016

Accrued sales tax	$450	$459
Accrued credit card fees	364	335
Accrued salaries and benefits	639	482
Accrued professional expenses	245	255
Accrued sales return allowance	180	172
Accrued dividends payable	217	143
Accrued real estate taxes	236	65
Other accrued liabilities	144	169

Accrued expenses and other current liabilities	$2,475	$2,080

(5)	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)	Income Taxes (Continued)

	March 31,
	2017	2016
Deferred tax assets:
Accrued expenses	$474	$537
Deferred stock compensation	334	302
Bad debt and inventory reserves	29	29

Total deferred tax assets	837	868

Deferred tax liabilities:
Property and equipment	1,925	5

Total net deferred taxes	$(1,088)	$863

At March 31, 2017, the Company had no federal net operating loss carryforwards.

The components of the income tax provision consist of the following (in thousands):

	Year Ended March 31,
	2017	2016	2015

Current taxes
Federal	$11,095	$10,982	$9,303
State	1,059	1,041	885
Total current taxes	12,154	12,023	10,188

Deferred taxes
Federal	1,781	(21)	143
State	170	(2)	14
Total deferred taxes	1,951	(23)	157

Total provision for income taxes	$14,105	$12,000	$10,345

The reconciliation of income tax provision computed at the U.S. federal statutory tax rates to income tax expense is as follows (in thousands):

	Year Ended March 31,
	2017	2016	2015

Income taxes at U.S. statutory rates	$13,274	$11,399	$9,729
State income taxes, net of federal tax benefit	858	675	589
Permanent differences	1	(23)	(29)
Other	(28)	(51)	56

Total provision for income taxes	$14,105	$12,000	$10,345

(6)	Net Income Per Share

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

(6)       Net Income Per Share (Continued)

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands, except for per share amounts):

	Year Ended March 31,
	2017	2016	2015

Net income (numerator):

Net income	$23,819	$20,567	$17,453

Shares (denominator)

Weighted average number of common shares outstanding used in basic computation	20,232	20,124	20,015
Common shares issuable upon the vesting of restricted stock	136	120	111
Common shares issuable upon conversion of preferred shares	10	10	10
Shares used in diluted computation	20,378	20,254	20,136

Net income per common share:

Basic	$1.18	$1.02	$0.87
Diluted	$1.17	$1.02	$0.87

At March 31, 2017 and 2016, all restricted stock was included in the diluted net income per common share computation.

(7)	Discontinued Project Costs

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

Preferred Stock

In April 1998, the Company issued 250,000 shares of its $.001 par value preferred stock at a price of $4.00 per share, less issuance costs of $112,187. Each share of the preferred stock is convertible into approximately 4.05 shares of common stock at the election of the shareholder. The shares have a liquidation value of $4.00 per share and may pay dividends at the sole discretion of the Company. The Company does not anticipate paying dividends to the preferred shareholders in the foreseeable future. Each share of preferred stock is entitled to one vote on all matters submitted to a vote of shareholders of the Company. At March 31, 2017 and 2016, 2,500 shares of the convertible preferred stock remained unconverted and outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)	Shareholders’ Equity (Continued)

Share Repurchase Plan

On November 8, 2006, the Company's Board of Directors approved a share repurchase plan of up to $20.0 million. On October 31, 2008, November 1, 2010, and August 1, 2011, the Company’s Board of Directors approved an increase under the repurchase plan each for an additional $20.0 million. The repurchase plan is intended to be implemented through purchases made from time to time in either the open market or through private transactions at the Company's discretion, subject to market conditions and other factors, in accordance with Securities and Exchange Commission requirements. There can be no assurances as to the precise number of shares that will be repurchased under the share repurchase plan, and the Company may discontinue the share repurchase plan at any time subject to compliance with applicable regulatory requirements. Shares purchased pursuant to the share repurchase plan will either be cancelled or held in the Company's treasury. During both fiscal 2016 and 2017 the Company had no share repurchases. At March 31, 2017 the Company had approximately $10.2 million remaining under the Company’s share repurchase plan.

Dividends

On July 26, 2013, the Company’s Board of Directors increased the quarterly dividend to $0.17 per share, then on May 4, 2015 the Company’s Board of Directors increased the quarterly dividend to $0.18 per share, and then on May 9, 2016 the Company’s Board of Directors increased the quarterly dividend to $0.19 per share. The Company intends to continue to pay regular quarterly dividends; however the declaration and payment of future dividends is discretionary and will be subject to a determination by the Board of Directors each quarter following its review of the Company’s financial performance.

During fiscal 2017, our Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount (In thousands)	Payment Date

May 9, 2016	$0.19	May 20, 2016	$3,884	May 27, 2016
July 25, 2016	$0.19	August 8, 2016	$3,900	August 19, 2016
October 24, 2016	$0.19	November 7, 2016	$3,900	November 18, 2016
January 23, 2017	$0.19	February 6, 2017	$3,900	February 17, 2017

(9)	Restricted Stock

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

In July 2015, the Company’s 2015 Outside Director Equity Compensation Restricted Stock Plan (“2015 Director Plan”) became effective upon the approval of the plan by the Company’s Shareholders. The 2015 Director Plan authorizes 400,000 shares of the company's common stock available for issuance under the plan, and provides for an automatic increase every year in the amount of shares available for issuance under the plan of 10% of the shares authorized under the plan. In July 2016, the Company’s 2016 Employee Equity Compensation Restricted Stock Plan (“2016 Employee Plan”) became effective upon the approval of the plan by the Company’s Shareholders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)	Restricted Stock (Continued)

The 2016 Employee Plan authorizes 1,000,000 shares of the Company's Common stock available for issuance under the plan. The value of the restricted stock is determined based on the market value of the stock at the issuance date. The restriction period or forfeiture period is determined by the Company’s Board and is to be no less than 1 year and no more than ten years.

The Company had 976,878 restricted common shares issued under the Employee Plans and 302,000 restricted common shares issued under the Director Plans at March 31, 2017, all shares of which were issued subject to a restriction or forfeiture period which will lapse ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period. For the fiscal years ended March 31, 2017, 2016, and 2015, the Company recognized compensation expense related to the Employee and Director Plans of $1.9 million, $1.6 million, and $1.5 million, respectively.

A summary of the Company’s non-vested restricted stock at March 31, 2017 is as follows:

	Employee Plan Number of Shares (In thousands)	Director Plan Number of Shares (In thousands)	Both Plans Number of Shares (In thousands)

Non-vested restricted stock outstanding at March 31, 2016	206	60	266

Restricted stock granted	50	30	80

Restricted stock vested	(83)	(30)	(113)

Restricted stock forfeited or expired	(1)	-	(1)

Non-vested restricted stock outstanding at March 31, 2017	172	60	232

At March 31, 2017 and 2016, there were 232,253 and 265,771, non-vested restricted stock shares outstanding, respectively. During the fiscal years ended March 31, 2017 and 2016, the Company issued, net of forfeitures, 78,582 and 185,084 restricted shares, respectively. At March 31, 2017 and 2016, there were $3.3 million and $3.6 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the remaining weighted average vesting period of 1.8 years and 2.3 years for fiscal 2017 and 2016, respectively.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company’s cash equivalents are classified within Level 1. At March 31, 2017 the Company had invested the majority of its $58.7 million cash and cash equivalents balance in money market funds (level 1).

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

Operating Leases

The Company leased its 65,300 square foot executive offices, warehouse facility, and customer service and pharmacy contact centers under a non-cancelable operating lease in Pompano Beach, Florida. The Company was responsible for certain maintenance costs, taxes, and insurance under this lease. Rent expense was $519,000, $781,000, and $794,000 for the years ended March 31, 2017, 2016 and 2015, respectively. The Company relocated to the Delray Beach property in the quarter ended December 31, 2016, therefore eliminating any future rent payments subsequent to December 1, 2016.

Upon acquisition of the Delray Beach property in January 2016, approximately 88,000 square feet of the property was leased to two tenants. The Company recorded approximately $586,000 and $116,000 in rental revenue in fiscal 2017 and 2016, respectively, which was included in other income. The Company expects to receive the following future lease payments over the next four years: $604,000 in fiscal 2018; $622,000 in fiscal 2019; $484,000 in fiscal 2020; and $97,000 in fiscal 2021.

(12)	Employee Benefit Plan

The Company maintains a 401(k) Savings Plan for eligible employees.  The plan is a defined contribution plan that is administered by the Company. All regular, full-time employees are eligible for voluntary participation upon completing one year of service and having attained the age of 21.  The plan provides for growth in savings through contributions and income from investments.  It is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Plan participants are allowed to contribute a specified percentage of their base salary. In 2006, the Company adopted a matching plan which is funded subsequent to the calendar year. During the fiscal years ended March 31, 2017, 2016, and 2015, the Company charged $181,000, $177,000, and $187,000, respectively, of 401(k) matching contribution and administration expense to general and administrative expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13)	Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data for fiscal 2017 and 2016 is as follows (in thousands, except for per share amounts):

Quarter Ended:	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017

Sales	$72,487	$60,791	$52,866	$63,032
Gross Profit	$22,452	$18,064	$16,643	$22,155
Income from operations	$10,400	$7,731	$7,655	$11,697
Net income	$6,594	$4,899	$4,823	$7,503
Diluted net income per common share	$0.32	$0.24	$0.24	$0.37

Quarter Ended:	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016

Sales	$71,634	$56,725	$50,933	$55,392
Gross Profit	$22,966	$18,913	$16,754	$17,663
Income from operations	$9,091	$7,090	$7,622	$8,585
Net income	$5,757	$4,502	$4,890	$5,418
Diluted net income per common share	$0.29	$0.22	$0.24	$0.27

(14)	Subsequent Events

On May 8, 2017, the Company’s Board of Directors declared an increased quarterly dividend of $0.20 per share on its common stock. The $4.1 million dividend will be paid on May 26, 2017, to shareholders of record at the close of business on May 19, 2017.

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

The Audit Committee (“Committee”) of our Company’s Board of Directors, comprised solely of Directors who are independent in accordance with the requirements of The NASDAQ Stock Market LLC listing standards, the Exchange Act and the Company’s Corporate Governance Guidelines, meets with the independent auditors and management periodically to discuss internal control over financial reporting, and auditing and financial reporting matters. The Committee reviews with the independent auditors the scope and results of the audit effort. The Committee also meets periodically with the independent auditors without management present to ensure that the independent auditors have free access to the Committee. Our Audit Committee’s Report can be found in the Company’s 2017 Proxy Statement.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework - 2013. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of March 31, 2017.

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

May 23, 2017

/s/ Bruce S. Rosenbloom
Bruce S. Rosenbloom
Chief Financial Officer

May 23, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

PetMed Express, Inc. and subsidiaries:

We have audited PetMed Express, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  PetMed Express, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, PetMed Express, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of PetMed Express, Inc. and subsidiaries and our report dated May 23, 2017 expressed an unqualified opinion.

/s/ RSM US LLP

West Palm Beach, Florida

May 23, 2017

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2017, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date, that our disclosure controls and procedures were effective such that the information relating to PetMed Express, Inc., including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2017 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective, as of March 31, 2017, as stated in our report which is included herein. Our internal control over financial reporting as of March 31, 2017 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fourth quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2017, relating to our 2017 Annual Meeting of Stockholders to be held on July 28, 2017, and is incorporated herein by reference.

We adopted a Corporate Code of Business Conduct and Ethics applicable to all officers, directors, and employees. The Company’s Corporate Code of Business Conduct and Ethics is available on our website at www.1800petmeds.com under “About Us - Corporate Governance”. You may also obtain a copy of our Corporate Code of Business Conduct and Ethics free of charge by contacting Investor Relations at 1-800-738-6337.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2017, relating to our 2017 Annual Meeting of Stockholders to be held on July 28, 2017, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item (other than information required by Item 201(d) of Regulation S-K with respect to equity compensation plans, which is set forth under Item 5. in this Annual Report on Form 10-K) will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2017, relating to our 2017 Annual Meeting of Stockholders to be held on July 28, 2017, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2017, relating to our 2017 Annual Meeting of Stockholders to be held on July 28, 2017, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2017, relating to our 2017 Annual Meeting of Stockholders to be held on July 28, 2017, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report on Form 10-K.

(1) Consolidated Financial Statements

The following exhibits are filed as part of this report on Form 10-K.

(3) Articles of Incorporation and By-Laws

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10-SB, File No. 000-28827, filed January 10, 2000).

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation filed June 6, 2001 (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-K for the year ended March 31, 2015).

3.3	By-Laws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10-SB, File No. 000-28827, filed January 10, 2000).

(4) Instruments Defining the Rights of Security Holders

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 10-SB, File No. 000-28827, filed January 10, 2000).

(10) Material Contracts

10.1	Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 10 of the Registrant’s Form 8-K filed March 30, 2001).

10.2	Agreement for the Sale and Leaseback of the Land and Building (incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed June 14, 2001).

10.3	Amendment Number 1 to Executive Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed March 18, 2004).

10.4	Amendment Number 2 to Executive Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed February 28, 2007).

10.5	Amended and Restated 2006 Employee Equity Compensation Restricted Stock Plan (incorporated by reference to Exhibit B of our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders filed June 15, 2012).

10.5.1	Form of Restricted Stock Agreement used for grants of restricted stock under the Amended and Restated 2006 Employee Equity Compensation Restricted Stock Plan.*

10.6	Amended and Restated 2006 Outside Director Equity Compensation Restricted Stock Plan (incorporated by reference to Exhibit A of our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders filed June 15, 2012).

10.6.1	Form of Restricted Stock Agreement used for grants of restricted stock under the Amended and Restated 2006 Outside Director Equity Compensation Restricted Stock Plan.*

10.7	Employment Letter with Bruce Rosenbloom dated May 30, 2001 (incorporated by reference to Exhibit 10.9 of the Registrant’s Form 8-K filed April 7, 2009).

10.8	Amendment Number 3 to Executive Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed February 8, 2010).

10.9	Amendment Number 4 to Executive Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed January 28, 2013).

10.10	2015 Outside Director Equity Compensation Restricted Stock Plan (incorporated by reference to Exhibit B of our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders filed June 8, 2015).

10.10.1	Form of Restricted Stock Agreement used for grants of restricted stock under the Amended and Restated 2015 Outside Director Equity Compensation Restricted Stock Plan.*

10.11	Agreement of Purchase and Sale [420 South Congress Avenue] (incorporated by reference to Exhibit 10.11 of the Registrant’s Form 10-Q for the quarter ended December 31, 2015, filed February 2, 2016).

10.12	Amendment Number 5 to Executive Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed February 2, 2016).

10.13	2016 Employee Equity Compensation Restricted Stock Plan, including forms of Restricted Stock Agreement used for grants of restricted stock (incorporated by reference to Exhibit A of our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders filed June 13, 2016).

(21) Subsidiaries of Registrant

21.1	Subsidiaries of Registrant*

(23) Consents of Experts and Counsel

23.1	Consent of RSM US LLP

(31)	Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*

(32)	Certifications

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350.**

*Filed herewith **Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 23, 2017

PETMED EXPRESS, INC.
(the “registrant”)

By: /s/ Menderes Akdag
Menderes Akdag
Chief Executive Officer and President
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on May 23, 2017.

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

