Form 10-Q
period 2017-06-30
PETMED EXPRESS INC
filed 2017-07-31
CIK 1040130

UNITED STATES

securities and exchange commission

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,604,307 Common Shares, $.001 par value per share at July 31, 2017.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share amounts)

	June 30,	March 31,
	2017	2017
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$68,525	$58,730
Accounts receivable, less allowance for doubtful accounts of $31 and $27, respectively	2,059	1,808
Inventories - finished goods	23,032	20,228
Prepaid expenses and other current assets	1,513	1,019
Total current assets	95,129	81,785

Noncurrent assets:
Property and equipment, net	29,676	30,164
Intangible assets	860	860
Total noncurrent assets	30,536	31,024

Total assets	$125,665	$112,809

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$16,205	$15,221
Accrued expenses and other current liabilities	3,217	2,475
Income taxes payable	6,227	659
Total current liabilities	25,649	18,355

Deferred tax liabilities	985	1,088

Total liabilities	26,634	19,443

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 5,000 shares authorized; 3 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized; 20,525 and 20,526 shares issued and outstanding, respectively	21	21
Additional paid-in capital	7,300	6,806
Retained earnings	91,701	86,530

Total shareholders' equity	99,031	93,366

Total liabilities and shareholders' equity	$125,665	$112,809

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except for per share amounts)(Unaudited)

	Three Months Ended
	June 30,
	2017	2016

Sales	$79,657	$72,487
Cost of sales	52,192	50,035

Gross profit	27,465	22,452

Operating expenses:
General and administrative	6,226	6,098
Advertising	6,292	5,760
Depreciation	531	194
Total operating expenses	13,049	12,052

Income from operations	14,416	10,400

Other income:
Interest income, net	83	28
Other, net	241	53
Total other income	324	81

Income before provision for income taxes	14,740	10,481

Provision for income taxes	5,464	3,887

Net income	$9,276	$6,594

Comprehensive income	$9,276	$6,594

Net income per common share:
Basic	$0.46	$0.33
Diluted	$0.45	$0.32

Weighted average number of common shares outstanding:
Basic	20,293	20,181
Diluted	20,448	20,333

Cash dividends declared per common share	$0.20	$0.19

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

condensed consolidated statementS of cash flows

(In thousands)(Unaudited)

	Three Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$9,276	$6,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	531	194
Share based compensation	494	463
Deferred income taxes	(104)	(44)
Bad debt expense	28	233
(Increase) decrease in operating assets and increase in liabilities:
Accounts receivable	(279)	(584)
Inventories - finished goods	(2,804)	(1,440)
Prepaid income taxes	(494)	243
Prepaid expenses and other current assets	-	1,143
Accounts payable	984	2,277
Income taxes payable	5,568	3,655
Accrued expenses and other current liabilities	696	372
Net cash provided by operating activities	13,896	13,106

Cash flows from investing activities:
Purchases of property and equipment	(43)	(2,604)
Net cash used in investing activities	(43)	(2,604)

Cash flows from financing activities:
Dividends paid	(4,058)	(3,834)
Net cash used in financing activities	(4,058)	(3,834)

Net increase in cash and cash equivalents	9,795	6,668
Cash and cash equivalents, at beginning of period	58,730	37,639

Cash and cash equivalents, at end of period	$68,525	$44,307

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$-	$55

Prepaid property and equipment in current assets	$-	$2,573

Dividends payable in accrued expenses	$293	$194

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:  Summary of Significant Accounting Policies

Organization

PetMed Express, Inc. and subsidiaries, d/b/a 1-800-PetMeds (the “Company”), is a leading nationwide pet pharmacy. The Company markets prescription and non-prescription pet medications, health products, and supplies for dogs and cats, direct to the consumer. The Company offers consumers an attractive alternative for obtaining pet medications in terms of convenience, price, and speed of delivery. The Company markets its products through national advertising campaigns, which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases. The majority of the Company’s sales are to residents in the United States. The Company’s corporate headquarters and distribution facility is located in Delray Beach, Florida. The Company’s fiscal year end is March 31, and references herein to fiscal 2018 or fiscal 2017 refer to the Company's fiscal years ending March 31, 2018 and 2017, respectively.

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at June 30, 2017, the Statements of Comprehensive Income for the three months ended June 30, 2017 and 2016, and Cash Flows for the three months ended June 30, 2017 and 2016. The results of operations for the three months ended June 30, 2017 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2018. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2017. The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated upon consolidation.

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

The Company currently anticipates adopting the standard using the modified retrospective method. The Company has performed a high level analysis of its revenue streams and expects to complete its evaluations in FY 2018, as well as an evaluation of the impact on its business processes, controls and systems. The Company does not expect this standard to affect the Company materially, other than increased disclosures. We plan to complete our assessment of the impact of adoption during fiscal 2018 and finalize the adoption of the new revenue standard in fiscal 2019.

In March 2016, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update on Stock Compensation Improvements to Employee Share-Based Payment Accounting (Topic 718) (ASU 2016-09). ASU 2016-09 requires entities to recognize the income tax effects of share-based awards in the income statement when the awards vest or are settled. The objective of this update is to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for annual and interim periods beginning January 1, 2017. We early adopted this standard as of March 31, 2017. The Company expects that this accounting pronouncement may have a material effect on the Company’s effective tax rate in fiscal 2018, based on the Company’s stock price.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands, except for per share amounts):

	Three Months Ended June 30,
	2017	2016

Net income (numerator):
Net income	$9,276	$6,594

Shares (denominator):
Weighted average number of common shares outstanding used in basic computation	20,293	20,181
Common shares issuable upon vesting of restricted stock	145	142
Common shares issuable upon conversion of preferred shares	10	10
Shares used in diluted computation	20,448	20,333

Net income per common share:
Basic	$0.46	$0.33
Diluted	$0.45	$0.32

At June 30, 2017 and 2016, all common restricted stock was included in the diluted net income per common share computation.

Note 3:  Stock-Based Compensation

The Company records compensation expense associated with restricted stock in accordance with ASC Topic 718 (“Share Based Payment”) (ASU 2016-09). The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of general and administrative expenses. The Company had 976,461 restricted common shares issued under the 2006 Employee Equity Compensation Restricted Stock Plan (“2006 Employee Plan”), 272,000 restricted common shares issued under the 2006 Outside Director Equity Compensation Restricted Stock Plan (“2006 Director Plan”), and 30,000 restricted common shares issued under the 2015 Outside Director Equity Compensation Restricted Stock Plan (“2015 Director Plan”, and collectively referred to with the 2006 Director Plan as the “Director Plans”) at June 30, 2017, all shares of which were issued subject to a restriction or forfeiture period that lapses ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period.

In July 2015, the Company’s 2015 Director Plan became effective upon the approval of the plan by the Company’s shareholders. The 2015 Director Plan authorizes 400,000 shares of the Company's common stock available for issuance under the plan, and provides for an automatic increase every year in the amount of shares available for issuance under the plan of 10% of the shares authorized under the plan. In July 2016, the Company’s 2016 Employee Equity Compensation Restricted Stock Plan (“2016 Employee Plan”) became effective upon the approval of the plan by the Company’s shareholders. The 2016 Employee Plan authorizes 1,000,000 shares of the Company’s common stock available for issuance under the plan.

The Company did not issue any shares of restricted stock during the quarter. For the quarters ended June 30, 2017 and 2016, the Company recognized $494,000 and $463,000, respectively, of compensation expense related to the 2006 Employee Plan and Director Plans. At June 30, 2017 and 2016, there was $2.8 million and $3.2 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the next three years. At June 30, 2017 and 2016, there were 232,000 and 266,000 non-vested restricted shares, respectively.

Note 4:  Fair Value

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. At June 30, 2017, the Company had invested the majority of its $68.5 million cash and cash equivalents balance in money market funds which are classified within level 1.

Note 5:  Commitments and Contingencies

In June 2017, the Company was served with a lawsuit by a veterinary clinic, styled Animal Medical Center of Orland Park, Inc. v. PetMed Express, Inc., d/b/a 1-800-PetMeds, and John Does 1-10, Circuit Court of Cook County, Illinois, Chancery Division, 2017-CH-07347. The plaintiff alleges that the Company was sending unsolicited advertisements via facsimile in violation of the Telephone Consumer Protection Act, and also seeks class action status. The Company will defend itself vigorously against what it contends are baseless allegations. Legal counsel has been retained, but at this stage however, it is difficult to assess any possible outcome or estimate any potential loss in the event of an adverse outcome.

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

Note 6:  Changes in Shareholders’ Equity:

Changes in shareholders’ equity for the three months ended June 30, 2017 is summarized below (in thousands):

	Additional
	Paid-In	Retained
	Capital	Earnings
Beginning balance at March 31, 2017:	$6,806	$86,530
Share based compensation	494	-
Dividends declared	-	(4,105)
Net income	-	9,276
Ending balance at June 30, 2017:	$7,300	$91,701

No shares of treasury stock were purchased or retired in the three months ended June 30, 2017 and 2016.

Note 7:  Income Taxes

For the quarters ended June 30, 2017 and 2016, the Company recorded an income tax provision of approximately $5.5 million and $3.9 million, respectively. The effective tax rate was approximately 37.1% for both of the quarters ended June 30, 2017 and 2016.

Note 8:  Subsequent Events

On July 24, 2017, the Board of Directors declared a quarterly dividend of $0.20 per share. The Board established an August 7, 2017 record date and an August 18, 2017 payment date. Based on the outstanding share balance as of July 31, 2017 the Company estimates the dividend payable to be approximately $4.1 million.

On July 28, 2017, the Board of Directors approved the issuance of 49,200 restricted shares to certain employees of the Company, pursuant to the 2016 Employee Plan and the issuance of 30,000 restricted shares to the independent directors, pursuant to the 2015 Director Plan.

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

The Company markets its products through national advertising campaigns which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases. Approximately 84% of all sales were generated via the Internet for the quarter ended June 30, 2017, compared to 82% for the quarter ended June 30, 2016. The Company’s sales consist of products sold mainly to retail consumers. The three-month average purchase was approximately $87 and $82 per order for the quarters ended on June 30, 2017 and 2016, respectively.

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

The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the un-collectability of accounts receivable by analyzing historical bad debts and current economic trends. The allowance for doubtful accounts was approximately $31,000 at June 30, 2017, compared to $27,000 at March 31, 2017.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or net realizable value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. The inventory reserve was approximately $58,000 at June 30, 2017 compared to $51,000 at March 31, 2017.

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

Results of Operations

The following should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Condensed Consolidated Statements of Comprehensive Income:

	Three Months Ended
	June 30,
	2017	2016

Sales	100.0%	100.0%
Cost of sales	65.5	69.0

Gross profit	34.5	31.0

Operating expenses:
General and administrative	7.8	8.4
Advertising	7.9	7.9
Depreciation	0.7	0.3
Total operating expenses	16.4	16.6

Income from operations	18.1	14.4

Total other income	0.4	0.1

Income before provision for income taxes	18.5	14.5

Provision for income taxes	6.9	5.4

Net income	11.6%	9.1%

Three Months Ended June 30, 2017 Compared With Three Months Ended June 30, 2016

Sales

Sales increased by approximately $7.2 million, or 9.9%, to approximately $79.7 million for the quarter ended June 30, 2017, from approximately $72.5 million for the quarter ended June 30, 2016. The increase in sales for the three months ended June 30, 2017 was primarily due to increased new order and reorder sales. The Company acquired approximately 169,000 new customers for the quarter ended June 30, 2017, compared to approximately 158,000 new customers for the same period the prior year. The following chart illustrates sales by various sales classifications:

Three Months Ended June 30,
Sales (In thousands)	2017	%	2016	%	$ Variance	% Variance

Reorder Sales	$64,465	80.9%	$59,166	81.6%	$5,299	9.0%
New Order Sales	$15,192	19.1%	$13,321	18.4%	$1,871	14.0%

Total Net Sales	$79,657	100.0%	$72,487	100.0%	$7,170	9.9%

Internet Sales	$66,647	83.7%	$59,350	81.9%	$7,297	12.3%
Contact Center Sales	$13,010	16.3%	$13,137	18.1%	$(127)	-1.0%

Total Net Sales	$79,657	100.0%	$72,487	100.0%	$7,170	9.9%

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

Cost of sales

Cost of sales increased by approximately $2.2 million, or 4.3%, to approximately $52.2 million for the quarter ended June 30, 2017, from approximately $50.0 million for the quarter ended June 30, 2016. The increase in cost of sales is directly related to the increase in sales during the quarter ended June 30, 2017. As a percent of sales, the cost of sales was 65.5% and 69.0% for the quarters ended June 30, 2017 and 2016, respectively. The cost of sales percentage decrease is mainly attributed to a product mix shift to higher margin items offset by additional discounts given to customers to increase sales during the quarter.

Gross profit

Gross profit increased by approximately $5.0 million, or 22%, to approximately $27.5 million for the quarter ended June 30, 2017, from approximately $22.5 million for the quarter ended June 30, 2016. The increase in gross profit is directly related to the increase in sales during the quarter ended June 30, 2017. Gross profit as a percentage of sales was 34.5% and 31.0% for the quarters ended June 30, 2017 and 2016, respectively. The gross profit percentage increase is mainly attributed to a product mix shift to higher margin items offset by additional discounts given to customers to increase sales during the quarter.

General and administrative expenses

General and administrative expenses increased by approximately $128,000, or 2.1%, to approximately $6.2 million for the quarter ended June 30, 2017, from approximately $6.1 million for the quarter ended June 30, 2016. The increase in general and administrative expenses for the three months ended June 30, 2017 was primarily due to the following: a $317,000 increase in payroll expenses related to increased stock compensation expense; a $156,000 increase in bank service fees; and a $65,000 increase in professional fees. Offsetting the increase was a $205,000 decrease to property expenses and a $205,000 decrease to bad debt expense relating to decreased credit card chargebacks for the period.

Advertising expenses

Advertising expenses increased by approximately $532,000, or 9.2%, to approximately $6.3 million for the quarter ended June 30, 2017, from approximately $5.8 million for the quarter ended June 30, 2016. The increase in advertising expenses for the quarter was intended to stimulate sales and acquire new customers. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $37 for both the quarters ended June 30, 2017 and 2016. Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, advertising spending, and price competition. Historically, the advertising environment fluctuates due to supply and demand. A more favorable advertising environment may positively impact future new order sales, whereas a less favorable advertising environment may negatively impact future new order sales.

As a percentage of sales, advertising expense was 7.9% for both the quarters ended June 30, 2017 and 2016. The Company currently anticipates advertising as a percentage of sales to be between approximately 7.0% and 8.0% for fiscal 2018. However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.

Depreciation

Depreciation expense increased by approximately $337,000, to approximately $531,000 for the quarter ended June 30, 2017, compared to approximately $194,000 for the quarter ended June 30, 2016. This increase to depreciation expense for the quarter ended June 30, 2017 can be attributed to an increase in new property and equipment additions related to the Company’s new corporate headquarters and distribution facility which were placed into service in fiscal 2017.

Other income

Other income increased by approximately $243,000, to approximately $324,000 for the quarter ended June 30, 2017 compared to approximately $81,000 for the quarter ended June 30, 2016. The increase to other income for the quarter ended June 30, 2017 is related to increased rental and advertising revenue and increased interest income. Interest income may decrease in the future as the Company utilizes its cash balances on its share repurchase plan, with approximately $10.2 million remaining as of June 30, 2017, on any quarterly dividend payment, or on its operating activities.

Provision for income taxes

For the quarters ended June 30, 2017 and 2016, the Company recorded an income tax provision of approximately $5.5 million and $3.9 million, respectively. The increase in the income tax provision for the quarter ended June 30, 2017 is related to an increase to operating income at June 30, 2017. The effective tax rate was approximately 37.1% for both the quarters ended June 30, 2017 and 2016. The Company adopted Accounting Standards Update on Stock Compensation Improvements to Employee Share-Based Payment Accounting (Topic 718) (ASU 2016-09) in fiscal 2017. ASU 2016-09 requires entities to recognize the income tax effects of share-based awards in the income statement when the awards vest or are settled. The impact of ASU 2016-09 may have a material effect on the Company’s effective tax rate in fiscal 2018, in the periods when restricted shares vest. Upon the vesting of restricted shares, if the value at vesting date exceeds the value at grant date, the effect will be a decrease to income taxes; conversely if the value at vesting date is less than the value at grant date, the effect will be an increase to income taxes. The impact of ASU 2016-09 may be material to the results of operations in future periods depending upon, among other things, the level of earnings and stock price of the Company.

Liquidity and Capital Resources

     The Company’s working capital at June 30, 2017 and March 31, 2017 was $69.5 million and $63.4 million, respectively. The $6.1 million increase in working capital was primarily attributable to cash flow generated from operations, offset by dividends paid. Net cash provided by operating activities was $13.9 million and $13.1 million for the three months ended June 30, 2017 and 2016, respectively. This increase is mainly attributed to an increase in net income offset by a net decrease in operating activities for the quarter ended June 30, 2017, compared to the quarter ended June 30, 2016. Net cash used in investing activities decreased to $43,000 for the three months ended June 30, 2017, compared to $2.6 million used in investing activities for the three months ended June 30, 2016. This change in investing activities is related to increased property additions related to the Company’s new corporate headquarters and distribution facility in Delray Beach, Florida in the previous fiscal year. Net cash used in financing activities was $4.1 million for the quarter ended June 30, 2017 compared to $3.8 million for the quarter ended June 30, 2016, which represented an increase in the dividend paid in the quarter ended June 30, 2017.

At June 30, 2017 the Company had approximately $10.2 million remaining under the Company’s share repurchase plan. On July 24, 2017 our Board of Directors declared a $0.20 per share dividend. The Board established an August 7, 2017 record date and an August 18, 2017 payment date. Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan, on quarterly dividends, or on its operating activities.

At June 30, 2017 the Company had no outstanding lease commitments, and as of June 30, 2016 the Company had no outstanding lease commitments except for the lease for its 65,300 square foot facility in Pompano Beach, Florida. We are not currently bound by any long or short term agreements for the purchase or lease of capital expenditures. Any material amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Presently, we have approximately $1.0 million forecasted for capital expenditures for the remainder of fiscal 2018, which will be funded through cash from operations. The Company’s primary source of working capital is cash from operations. The Company presently has no need for alternative sources of working capital, and has no commitments or plans to obtain additional capital.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at June 30, 2017.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, short term investments, accounts receivable, and accounts payable. The book values of cash equivalents, short term investments, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and investments. At June 30, 2017, we had $68.5 million in cash and cash equivalents, and the majority of our cash and cash equivalents and investments generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments. It would also impact the market value of our short term investments. Our investments are subject to market risk, primarily interest rate and credit risk. Our investments are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our investments to high-quality debt instruments with both short and long term maturities. We do not hold any derivative financial instruments that could expose us to significant market risk. At June 30, 2017, we had no debt obligations.

ITEM 4.    CONTROLS AND PROCEDURES.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended June 30, 2017, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective such that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act: (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

part ii - other information

ITEM 1.     LEGAL PROCEEDINGS.

In June 2017, the Company was served with a lawsuit by a veterinary clinic, styled Animal Medical Center of Orland Park, Inc. v. PetMed Express, Inc., d/b/a 1-800-PetMeds, and John Does 1-10, Circuit Court of Cook County, Illinois, Chancery Division, 2017-CH-07347. The plaintiff alleges that the Company was sending unsolicited advertisements via facsimile in violation of the Telephone Consumer Protection Act, and also seeks class action status. The Company will defend itself vigorously against what it contends are baseless allegations. Legal counsel has been retained, but at this stage however, it is difficult to assess any possible outcome or estimate any potential loss in the event of an adverse outcome.

ITEM 1A.  RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 for additional information concerning these and other uncertainties that could negatively impact the Company.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not make any sales of unregistered securities during the first quarter of fiscal 2018.

Issuer Purchases of Equity Securities

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS

The following exhibits are filed as part of this report.

31.1

Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2017, Commission File No. 000-28827).

31.2

Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2017, Commission File No. 000-28827).

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2017, Commission File No. 000-28827).

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL

information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.

      (The “Registrant”)

Date: July 31, 2017

By:	/s/ Menderes Akdag
Menderes Akdag

Chief Executive Officer and President
(principal executive officer)

By:	/s/ Bruce S. Rosenbloom
Bruce S. Rosenbloom

Chief Financial Officer
(principal financial and accounting officer)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

PETMED EXPRESS, INC

FORM 10-Q

FOR THE QUARTER ENDED:

JUNE 30, 2017

EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description	Number of Pages in Original Document	Incorporated By Reference

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1	**

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1	**

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	1	**

101.INS***	XBRL Instance

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation

101.DEF***	XBRL Taxonomy Extension Definition

101.LAB***	XBRL Taxonomy Extension Labels

101.PRE***	XBRL Taxonomy Extension Presentation

**	Filed herewith

*** XBRL

information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.