Form 10-Q
period 2017-09-30
PETMED EXPRESS INC
filed 2017-10-31
CIK 1040130

UNITED STATES

securities and exchange commission

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,604,307 Common Shares, $.001 par value per share at October 31, 2017.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share amounts)

	September 30,	March 31,
	2017	2017
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$68,443	$58,730
Accounts receivable, less allowance for doubtful accounts of $31 and $27, respectively	2,012	1,808
Inventories - finished goods	23,005	20,228
Prepaid expenses and other current assets	1,106	1,019
Total current assets	94,566	81,785

Noncurrent assets:
Property and equipment, net	29,456	30,164
Intangible assets	860	860
Total noncurrent assets	30,316	31,024

Total assets	$124,882	$112,809

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$10,376	$15,221
Accrued expenses and other current liabilities	2,871	2,475
Income taxes payable	6,008	659
Total liabilities	19,255	18,355

Deferred tax liabilities	1,304	1,088

Total liabilities	20,559	19,443

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 5,000 shares authorized; 3 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized; 20,604 and 20,526 shares issued and outstanding, respectively	21	21
Additional paid-in capital	7,952	6,806
Retained earnings	96,341	86,530

Total shareholders' equity	104,323	93,366

Total liabilities and shareholders' equity	$124,882	$112,809

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

condensed consolidated statementS of COMPREHENSIVE INCOME

(In thousands, except for per share amounts)(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Sales	$66,711	$60,791	$146,368	$133,278
Cost of sales	43,232	42,727	95,424	92,762

Gross profit	23,479	18,064	50,944	40,516

Operating expenses:
General and administrative	6,178	5,747	12,404	11,845
Advertising	4,526	4,382	10,818	10,142
Depreciation	527	204	1,058	398
Total operating expenses	11,231	10,333	24,280	22,385

Income from operations	12,248	7,731	26,664	18,131

Other income:
Interest income, net	143	32	226	60
Other, net	249	23	490	76
Total other income	392	55	716	136

Income before provision for income taxes	12,640	7,786	27,380	18,267

Provision for income taxes	3,880	2,887	9,344	6,774

Net income	$8,760	$4,899	$18,036	$11,493

Comprehensive income	$8,760	$4,899	$18,036	$11,493

Net income per common share:
Basic	$0.43	$0.24	$0.89	$0.57
Diluted	$0.43	$0.24	$0.88	$0.56

Weighted average number of common shares outstanding:
Basic	20,349	20,234	20,321	20,208
Diluted	20,437	20,377	20,442	20,355

Cash dividends declared per common share	$0.20	$0.19	$0.40	$0.38

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

condensed consolidated statementS of cash flows

(In thousands)(Unaudited)

	Six Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$18,036	$11,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,058	398
Share based compensation	1,146	946
Deferred income taxes	216	364
Bad debt expense	46	352
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Accounts receivable	(250)	3
Inventories - finished goods	(2,777)	10,765
Prepaid income taxes	-	222
Prepaid expenses and other current assets	(87)	1,764
Accounts payable	(4,845)	1,143
Income taxes payable	5,349	-
Accrued expenses and other current liabilities	411	335
Net cash provided by operating activities	18,303	27,785

Cash flows from investing activities:
Purchases of property and equipment	(350)	(5,859)
Net cash used in investing activities	(350)	(5,859)

Cash flows from financing activities:
Dividends paid	(8,240)	(7,784)
Excess tax benefits related to restricted stock	-	115
Net cash used in financing activities	(8,240)	(7,669)

Net increase in cash and cash equivalents	9,713	14,257
Cash and cash equivalents, at beginning of period	58,730	37,639

Cash and cash equivalents, at end of period	$68,443	$51,896

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$3,780	$6,186

Prepaid property and equipment in current assets	$-	$5,815

Dividends payable in accrued expenses	$202	$144

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

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at September 30, 2017, the Statements of Comprehensive Income for the three and six months ended September 30, 2017 and 2016, and Cash Flows for the six months ended September 30, 2017 and 2016. The results of operations for the three and six months ended September 30, 2017 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2018. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2017. The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated upon consolidation.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers.” This ASU clarifies the accounting for revenue arising from contracts with customers and specifies the disclosures that an entity should include in its financial statements. The standard is effective for annual reporting periods beginning after December 15, 2017. During 2016, the FASB issued certain amendments to the standard relating to the principal versus agent guidance, accounting for licenses of intellectual property and identifying performance obligations as well as the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. The effective date and transition requirements for these amendments are the same as those of the original ASU. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method).

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

In March 2016, the FASB released Accounting Standards Update on Stock Compensation Improvements to Employee Share-Based Payment Accounting (Topic 718) (ASU 2016-09). ASU 2016-09 requires entities to recognize the income tax effects of share-based awards in the income statement when the awards vest or are settled. The objective of this update is to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for annual and interim periods beginning January 1, 2017. We early adopted this standard as of March 31, 2017. The Company expects that this accounting pronouncement may have a material effect on the Company’s effective tax rate in fiscal 2018, based on the Company’s stock price.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands, except for per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Net income (numerator):
Net income	$8,760	$4,899	$18,036	$11,493
Shares (denominator):
Weighted average number of common shares outstanding used in basic computation	20,349	20,234	20,321	20,208
Common shares issuable upon vesting of restricted stock	78	133	111	137
Common shares issuable upon conversion of preferred shares	10	10	10	10
Shares used in diluted computation	20,437	20,377	20,442	20,355
Net income per common share:
Basic	$0.43	$0.24	$0.89	$0.57
Diluted	$0.43	$0.24	$0.88	$0.56

For the three and six months ended September 30, 2017, 79,200 shares of common restricted stock were excluded from the computations of diluted net income per common share, as their inclusion would have had an anti-dilutive effect on diluted net income per common share. For the three and six months ended September 30, 2016, 30,000 shares of common restricted stock were excluded from the computations of diluted net income per common share, as their inclusion would have had an anti-dilutive effect on diluted net income per common share.

Note 3: Accounting for Stock-Based Compensation

The Company records compensation expense associated with restricted stock in accordance with ASC Topic 718 (“Share Based Payment”) (ASU 2016-09). The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of general and administrative expenses. The Company had 976,461 restricted common shares issued under the 2006 Employee Equity Compensation Restricted Stock Plan (“2006 Employee Plan”), 49,200 restricted common shares issued under the 2016 Employee Equity Compensation Restricted Stock Plan (“2016 Employee Plan” and collectively referred to with the 2006 Employee Plan as the “Employee Plans”), 272,000 restricted common shares issued under the 2006 Outside Director Equity Compensation Restricted Stock Plan (“2006 Director Plan”), and 60,000 restricted common shares issued under the 2015 Outside Director Equity Compensation Restricted Stock Plan (“2015 Director Plan”, and collectively referred to with the 2006 Director Plan as the “Director Plans”) at September 30, 2017, all shares of which were issued subject to a restriction or forfeiture period that lapses ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period.

In July 2017, the Board of Directors approved the issuance of 49,200 restricted shares to certain employees of the Company under the 2016 Employee Plan, with a fair value of $48.37 per share. In July 2017, the Board of Directors approved the issuance of 30,000 restricted shares to directors of the Company under the 2015 Director Plan, with a fair value of $48.37 per share. For the quarters ended September 30, 2017 and 2016, the Company recognized $652,000 and $483,000, respectively, of compensation expense related to the Employee and Director Plans. For the six months ended September 30, 2017 and 2016, the Company recognized $1.1 million and $946,000, respectively, of compensation expense related to the Employee and Director Plans. At September 30, 2017 and 2016, there was $6.0 million and $4.3 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the next three years. At September 30, 2017 and 2016, there were approximately 236,000 and 273,000 non-vested restricted shares, respectively.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. At September 30, 2017, the Company had invested the majority of its $68.4 million cash and cash equivalents balance in money market funds which are classified within level 1.

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

On August 25, 2017, a shareholder filed a putative securities class action lawsuit in the United States District Court for the Southern District of Florida against PetMed Express, Inc. (the “Company”) and the Company’s principal executive officers, one of whom is also a director. Then on September 7, 2017, a second shareholder filed another putative securities class action lawsuit in the United States District Court for the Southern District of Florida against PetMed Express, Inc. (the “Company”) and the Company’s principal executive officers, one of whom is also a director. The Company believes the complaints’ allegations are unfounded and legally without merit and intends to defend itself vigorously.

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

Note 6: Changes in Shareholders’ Equity and Comprehensive Income:

Changes in shareholders’ equity for the six months ended September 30, 2017 are summarized below (in thousands):

	Additional
	Paid-In	Retained
	Capital	Earnings

Beginning balance at March 31, 2017:	$6,806	$86,530
Share based compensation	1,146	-
Dividends declared	-	(8,225)
Net income	-	18,036
Ending balance at September 30, 2017:	$7,952	$96,341

No shares of treasury stock were purchased or retired in the six months ended September 30, 2017 and 2016.

Note 7: Income Taxes

For the quarters ended September 30, 2017 and 2016, the Company recorded an income tax provision of approximately $3.9 million and $2.9 million, respectively, and for the six months ended September 30, 2017 and 2016, the Company recorded an income tax provision of approximately $9.3 million and $6.8 million, respectively. The increases to the income tax provision for the three and six months ended September 30, 2017, are related to an increase in operating income. The effective tax rate for the quarter ended September 30, 2017 was approximately 30.7%, compared to 37.1% for the quarter ended September 30, 2016. The effective tax rate for the six months ended September 30, 2017 was approximately 34.1%, compared to 37.1% for the six months ended September 30, 2016. The decrease to the effective tax rate for the three and six months ended September 30, 2017 can be related to an $807,000 income tax benefit related to restricted stock compensation, which was recognized in the September quarter.

Note 8: Subsequent Events

On October 23, 2017 our Board of Directors declared a quarterly dividend of $0.20 per share. The Board established a November 6, 2017 record date and a November 17, 2017 payment date. Based on the outstanding share balance as of October 31, 2017 the Company estimates the dividend payable to be approximately $4.1 million.

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

The Company markets its products through national advertising campaigns which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases. Approximately 84% of all sales were generated via the Internet for the quarter ended September 30, 2017, compared to 82% for the quarter ended September 30, 2016. The Company’s sales consist of products sold mainly to retail consumers. The three-month average purchase was approximately $85 and $82 per order for the quarters ended September 30, 2017 and 2016, respectively, and the six-month average purchase was approximately $86 and $82 per order for the six months ended September 30, 2017 and 2016, respectively.

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

The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends. The allowance for doubtful accounts was approximately $31,000 at September 30, 2017 compared to $27,000 at March 31, 2017.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. The inventory reserve was approximately $58,000 at September 30, 2017 compared to $51,000 at March 31, 2017.

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

Results of Operations

The following should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Condensed Consolidated Statements of Comprehensive Income:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.8	70.3	65.2	69.6

Gross profit	35.2	29.7	34.8	30.4

Operating expenses:
General and administrative	9.3	9.5	8.5	8.9
Advertising	6.8	7.2	7.4	7.6
Depreciation	0.8	0.3	0.7	0.3
Total operating expenses	16.9	17.0	16.6	16.8

Income from operations	18.3	12.7	18.2	13.6

Total other income	0.6	0.1	0.5	0.1

Income before provision for income taxes	18.9	12.8	18.7	13.7

Provision for income taxes	5.8	4.7	6.4	5.1

Net income	13.1%	8.1%	12.3%	8.6%

Three Months Ended September 30, 2017 Compared With Three Months Ended September 30, 2016, and Six Months Ended September 30, 2017 Compared With Six Months Ended September 30, 2016

Sales

Sales increased by approximately $5.9 million, or 9.7%, to approximately $66.7 million for the quarter ended September 30, 2017, from approximately $60.8 million for the quarter ended September 30, 2016. For the six months ended September 30, 2017, sales increased by approximately $13.1 million, or 9.8%, to approximately $146.4 million compared to $133.3 million for the six months ended September 30, 2016. The increase in sales for the three and six months ended September 30, 2017 was primarily due to increased new order and reorder sales. The Company acquired approximately 134,000 new customers for the quarter ended September 30, 2017, compared to approximately 131,000 new customers for the same period the prior year. For the six months ended September 30, 2017 the Company acquired approximately 302,000 new customers, compared to 289,000 new customers for the six months ended September 30, 2016. The following chart illustrates sales by various sales classifications:

Three Months Ended September 30,
Sales (In thousands)	2017	%	2016	%	$ Variance	% Variance
Reorder Sales	$55,065	82.5%	$50,086	82.4%	$4,979	9.9%
New Order Sales	$11,646	17.5%	$10,705	17.6%	$941	8.8%

Total Net Sales	$66,711	100.0%	$60,791	100.0%	$5,920	9.7%

Internet Sales	$56,169	84.2%	$50,036	82.3%	$6,133	12.3%
Contact Center Sales	$10,542	15.8%	$10,755	17.7%	$(213)	-2.0%

Total Net Sales	$66,711	100.0%	$60,791	100.0%	$5,920	9.7%

Six Months Ended September 30,
Sales (In thousands)	2017	%	2016	%	$ Variance	% Variance
Reorder Sales	$119,532	81.7%	$109,252	82.0%	$10,280	9.4%
New Order Sales	$26,836	18.3%	$24,026	18.0%	$2,810	11.7%

Total Net Sales	$146,368	100.0%	$133,278	100.0%	$13,090	9.8%

Internet Sales	$122,817	83.9%	$109,386	82.1%	$13,431	12.3%
Contact Center Sales	$23,551	16.1%	$23,892	17.9%	$(341)	-1.4%

Total Net Sales	$146,368	100.0%	$133,278	100.0%	$13,090	9.8%

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

Cost of sales

Cost of sales increased by approximately $505,000, or 1.2%, to approximately $43.2 million for the quarter ended September 30, 2017, from approximately $42.7 million for the quarter ended September 30, 2016. For the six months ended September 30, 2017, cost of sales increased by approximately $2.6 million, or 2.9%, to approximately $95.4 million compared to $92.8 million for the same period in the prior year. The increase in cost of sales is directly related to the increase in sales during the quarter and six months ended September 30, 2017. Cost of sales as a percent of sales was 64.8% and 70.3% for the quarters ended September 30, 2017 and 2016, respectively, and for the six months ended September 30, 2017 and 2016 the cost of sales was 65.2% and 69.6%, respectively. The cost of sales percentage decrease is mainly attributed to a product mix shift to higher margin items in the flea, tick, and heartworm categories, offset by additional discounts given to customers to increase sales during the quarter and six months ended September 30, 2017.

Gross profit

Gross profit increased by approximately $5.4 million, or 30%, to approximately $23.5 million for the quarter ended September 30, 2017, from approximately $18.1 million for the quarter ended September 30, 2016. For the six months ended September 30, 2017 gross profit increased by approximately $10.4 million, or 25.7%, to approximately $50.9 million, compared to $40.5 million for the same period in the prior year. The increase in gross profit is directly related to an increase in sales during the quarter and six months ended September 30, 2017. Gross profit as a percentage of sales was 35.2% and 29.7% for the three months ended September 30, 2017 and 2016, respectively, and for the six months ended September 30, 2017 and 2016, gross profit was 34.8% and 30.4%, respectively. The gross profit percentage increase for the quarter and six months ended September 30, 2017 is mainly attributed to a product mix shift to higher margin items in the flea, tick, and heartworm categories, offset by additional discounts given to customers to increase sales during the quarter and six months.

General and administrative expenses

General and administrative expenses increased by approximately $431,000, or 7.5%, to approximately $6.2 million for the quarter ended September 30, 2017, from approximately $5.7 million for the quarter ended September 30, 2016. The increase in general and administrative expenses for the quarter ended September 30, 2017 was primarily due to the following: a $501,000 increase in payroll expenses related to increased stock compensation expense; a $133,000 increase in bank service fees; and a $110,000 increase in professional fees. Offsetting the increase was a $179,000 decrease to property expenses; a $100,000 decrease to bad debt expense relating to decreased credit card chargebacks for the period; and a $34,000 net decrease in other expenses which included licenses, insurance expenses, and telephone expenses.

For the six months ended September 30, 2017, general and administrative expenses increased by approximately $559,000, or 4.7%, to approximately $12.4 million from approximately $11.8 million for the six months ended September 30, 2016. The increase in general and administrative expenses for the six months ended September 30, 2017 was primarily due to the following: a $818,000 increase in payroll expenses related to increased stock compensation expense; a $289,000 increase in bank service fees; and a $175,000 increase in professional fees. Offsetting the increase was a $384,000 decrease to property expenses; a $305,000 decrease to bad debt expense relating to decreased credit card chargebacks for the period; and a $34,000 net decrease in other expenses which included licenses, insurance expenses, and travel expenses.

Advertising expenses

Advertising expenses increased by approximately $144,000, or 3.3%, to approximately $4.5 million for the quarter ended September 30, 2017, from approximately $4.4 million for the quarter ended September 30, 2016. For the six months ended September 30, 2017, advertising expenses increased by approximately $676,000, or 6.7%, to approximately $10.8 million compared to advertising expenses of approximately $10.1 million for the six months ended September 30, 2016. The increase in advertising expenses for the three and six months ended September 30, 2017 was intended to stimulate sales and acquire new customers. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, increased slightly to $34 for the quarter ended September 30, 2017, compared to $33 for the quarter ended September 30, 2016. For the six months ended September 30, 2017 and 2016 the advertising costs of acquiring a new customer were $36 and $35, respectively. Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, advertising spending, and price competition. Historically, the advertising environment fluctuates due to supply and demand. A more favorable advertising environment may positively impact future new order sales, whereas a less favorable advertising environment may negatively impact future new order sales.

As a percentage of sales, advertising expense was 6.8% and 7.2% for the quarters ended September 30, 2017 and 2016, respectively, and for the six months ended September 30, 2017 and 2016 advertising expense was 7.4% and 7.6%, respectively. The decrease in advertising expense as a percentage of total sales for the quarter and six months ended September 30, 2017 can be attributed to increased sales. The Company currently anticipates advertising as a percentage of sales to be between approximately 7.0% and 8.0% for fiscal 2018. However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.

Depreciation

Depreciation expense increased by approximately $323,000 to approximately $527,000 for the quarter ended September 30, 2017, from approximately $204,000 for the quarter ended September 30, 2016. For the six months ended September 30, 2017 depreciation expense increased by approximately $660,000 to $1.1 million compared to $398,000 for the same period in the prior year. The increase to depreciation expense for the quarter and six months ended September 30, 2017 can be attributed to an increase in new property and equipment additions related to the Company’s new corporate headquarters and distribution facility which were placed into service in fiscal 2017.

Other income

Other income increased by approximately $337,000 to approximately $392,000 for the quarter ended September 30, 2017 from approximately $55,000 for the quarter ended September 30, 2016. For the six months ended September 30, 2017 other income increased by approximately $580,000 to approximately $716,000 compared to approximately $136,000 for the same period in the prior year. The increase to other income for the quarter and six months ended September 30, 2017 is related to increased rental and advertising revenue, and increased interest income. Interest income may decrease in the future as the Company utilizes its cash balances on its share repurchase plan, with approximately $10.2 million remaining as of September 30, 2017, on any quarterly dividend payment, or on its operating activities.

Provision for income taxes

For the quarters ended September 30, 2017 and 2016, the Company recorded an income tax provision of approximately $3.9 million and $2.9 million, respectively, and for the six months ended September 30, 2017 and 2016, the Company recorded an income tax provision of approximately $9.3 million and $6.8 million, respectively. The increases to the income tax provision for the three and six months ended September 30, 2017, are related to an increase in operating income. The effective tax rate for the quarter ended September 30, 2017 was approximately 30.7%, compared to 37.1% for the quarter ended September 30, 2016, and the effective tax rate for the six months ended September 30, 2017 was approximately 34.1%, compared to 37.1% for the six months ended September 30, 2016. The decrease to the effective rate for the three and six months ended September 30, 2017 can be related to an $807,000 income tax benefit related to restricted stock compensation, which was recognized in the September quarter.

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

Liquidity and Capital Resources

The Company’s working capital at September 30, 2017 and March 31, 2017 was $75.3 million and $63.4 million, respectively. The $11.9 million increase in working capital was primarily attributable to cash flow generated from operations, offset by dividends paid. Net cash provided by operating activities was $18.3 million and $27.8 million for the six months ended September 30, 2017 and 2016, respectively. This change can be mainly attributed to an increase in the Company’s inventory balance, compared to the same period in the prior year. Net cash used in investing activities decreased to $350,000 for the six months ended September 30, 2017, compared to net cash used in investing activities of $5.9 million for the six months ended September 30, 2016. This change in investing activities is related to increased property and equipment additions related to the Company’s new corporate headquarters and distribution facility in Delray Beach, Florida in the previous fiscal year. Net cash used in financing activities was $8.2 million for the six months ended September 30, 2017, compared to $7.7 million for the same period in the prior year, which represented an increase in the dividend paid in the period ended September 30, 2017.

At September 30, 2017, the Company had approximately $10.2 million remaining under the Company’s share repurchase plan. Subsequent to September 30, 2017, on October 23, 2017 our Board of Directors declared a $0.20 per share dividend. The Board established a November 6, 2017 record date and a November 17, 2017 payment date. Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan, on dividends, or on its operating activities.

At September 30, 2017, the Company had no outstanding lease commitments, and as of September 30, 2016 the Company had no outstanding lease commitments except for the lease for its 65,300 square foot facility in Pompano Beach, Florida. We are not currently bound by any long or short term agreements for the purchase or lease of capital expenditures. Any material amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Presently, we have approximately $500,000 forecasted for capital expenditures for the remainder of fiscal 2018, which will be funded through cash from operations. The Company’s primary source of working capital is cash from operations. The Company presently has no need for alternative sources of working capital, and has no commitments or plans to obtain additional capital.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at September 30, 2017.

Cautionary Statement Regarding Forward-Looking Information

Certain information in this Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the words "believes," "intends," "expects," "may," "will," "should," "plans," "projects," "contemplates," "intends," "budgets," "predicts," "estimates," "anticipates," or similar expressions. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report. When used in this quarterly report on Form 10-Q, "PetMed Express," "1-800-PetMeds," "PetMeds," "PetMed," "PetMeds.com," “1800PetMeds.com,” "PetMed.com," "PetMed Express.com," "the Company," "we," "our," and "us" refers to PetMed Express, Inc. and our subsidiaries.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and investments. At September 30, 2017, we had $68.4 million in cash and cash equivalents, a majority of our cash and cash equivalents and investments generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments. It would also impact the market value of our investments. Our investments are subject to market risk, primarily interest rate and credit risk. Our investments are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our investments to high-quality debt instruments with both short and long term maturities. We do not hold any derivative financial instruments that could expose us to significant market risk. At September 30, 2017, we had no debt obligations.

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended September 30, 2017, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective such that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act: (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

part ii - other information

ITEM 1. LEGAL PROCEEDINGS.

On August 25, 2017, a shareholder filed a putative securities class action lawsuit in the United States District Court for the Southern District of Florida against PetMed Express, Inc. (the “Company”) and the Company’s principal executive officers, one of whom is also a director. Then on September 7, 2017, a second shareholder filed another putative securities class action lawsuit in the United States District Court for the Southern District of Florida against PetMed Express, Inc. (the “Company”) and the Company’s principal executive officers, one of whom is also a director. Relying on a false and defamatory, anonymous “report” posted on August 23, 2017 on the Aurelius Value website claiming that the Company’s growth was due in part to marketing addictive animal drugs to opioid addicts, the plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs seek unspecified monetary damages. The Company denies the complaints’ unfounded accusations and intends to defend itself vigorously against the factually and legally meritless allegations.

ITEM 1A. RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our Annual Report on Form 10-K for Fiscal Year 2017 for additional information concerning these and other uncertainties that could negatively impact the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not make any sales of unregistered securities during the second quarter of Fiscal 2018.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report.

10.1	Amendment No. 1 to Offer Letter with Bruce Rosenbloom.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.

(The “Registrant”)

Date: October 31, 2017

By:	/s/	Menderes Akdag
Menderes Akdag

Chief Executive Officer and President
(principal executive officer)

By:	/s/	Bruce S. Rosenbloom
Bruce S. Rosenbloom

Chief Financial Officer
(principal financial and accounting officer)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

_______________________

PETMED EXPRESS, INC

____________________

FORM 10-Q

FOR THE QUARTER ENDED:

SEPTEMBER 30, 2017

_______________________

EXHIBITS

_______________________

EXHIBIT INDEX

Exhibit Number	Description	Number of Pages in Original Document	Incorporated By Reference

10.1	Amendment No. 1 to Offer Letter with Bruce Rosenbloom	1	**

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1	**

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1	**

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	1	**

101.INS***	XBRL Instance

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation

101.DEF***	XBRL Taxonomy Extension Definition

101.LAB***	XBRL Taxonomy Extension Labels

101.PRE***	XBRL Taxonomy Extension Presentation

**	Filed herewith

*** XBRL

information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.