Form 10-Q
period 2017-12-31
PETMED EXPRESS INC
filed 2018-01-30
CIK 1040130

UNITED STATES

securities and exchange commission

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,601,106 Common Shares, $.001 par value per share at January 30, 2018.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share amounts)

	December 31,	March 31,
	2017	2017
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$80,997	$58,730
Accounts receivable, less allowance for doubtful accounts of $26 and $27, respectively	1,715	1,808
Inventories - finished goods	21,907	20,228
Prepaid expenses and other current assets	974	1,019
Total current assets	105,593	81,785

Noncurrent assets:
Property and equipment, net	29,138	30,164
Intangible assets	860	860
Total noncurrent assets	29,998	31,024

Total assets	$135,591	$112,809

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$12,426	$15,221
Income taxes payable	9,474	659
Accrued expenses and other current liabilities	3,034	2,475
Total current liabilities	24,934	18,355

Deferred tax liabilities	676	1,088

Total liabilities	25,610	19,443

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 5,000 shares authorized; 3 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized; 20,601 and 20,526 shares issued and outstanding, respectively	21	21
Additional paid-in capital	8,664	6,806
Retained earnings	101,287	86,530

Total shareholders' equity	109,981	93,366

Total liabilities and shareholders' equity	$135,591	$112,809

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

condensed consolidated statementS of COMPREHENSIVE INCOME

(In thousands, except for per share amounts)(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016

Sales	$60,110	$52,866	$206,478	$186,144
Cost of sales	38,166	36,223	133,590	128,985

Gross profit	21,944	16,643	72,888	57,159

Operating expenses:
General and administrative	5,818	5,361	18,222	17,206
Advertising	4,126	3,170	14,944	13,312
Depreciation	532	457	1,590	855
Total operating expenses	10,476	8,988	34,756	31,373

Income from operations	11,468	7,655	38,132	25,786

Other income:
Interest income, net	191	36	417	96
Other, net	265	130	755	206
Total other income	456	166	1,172	302

Income before provision for income taxes	11,924	7,821	39,304	26,088

Provision for income taxes	2,860	2,998	12,204	9,772

Net income	$9,064	$4,823	$27,100	$16,316

Comprehensive income	$9,064	$4,823	$27,100	$16,316

Net income per common share:
Basic	$0.45	$0.24	$1.33	$0.81
Diluted	$0.44	$0.24	$1.33	$0.80

Weighted average number of common shares outstanding:
Basic	20,368	20,253	20,337	20,223
Diluted	20,425	20,408	20,437	20,373

Cash dividends declared per common share	$0.20	$0.19	$0.60	$0.57

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

condensed consolidated statementS of cash flows

(In thousands)(Unaudited)

	Nine Months Ended
	December 31,
	2017	2016
Cash flows from operating activities:
Net income	$27,100	$16,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,590	855
Share based compensation	1,858	1,444
Deferred income taxes	(412)	1,164
Bad debt expense	72	368
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Accounts receivable	21	(188)
Inventories - finished goods	(1,679)	10,661
Prepaid income taxes	-	(632)
Prepaid expenses and other current assets	45	857
Accounts payable	(2,795)	387
Income taxes payable	8,815	-
Accrued expenses and other current liabilities	530	410
Net cash provided by operating activities	35,145	31,642

Cash flows from investing activities:
Purchases of property and equipment	(564)	(9,860)
Net cash used in investing activities	(564)	(9,860)

Cash flows from financing activities:
Dividends paid	(12,314)	(11,632)
Excess tax benefits related to restricted stock	-	115
Net cash used in financing activities	(12,314)	(11,517)

Net increase in cash and cash equivalents	22,267	10,265
Cash and cash equivalents, at beginning of period	58,730	37,639

Cash and cash equivalents, at end of period	$80,997	$47,904

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$3,801	$9,246

Prepaid property and equipment in current assets	$-	$863

Dividends payable in accrued expenses	$246	$196

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

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at December 31, 2017, the Statements of Comprehensive Income for the three and nine months ended December 31, 2017 and 2016, and Cash Flows for the nine months ended December 31, 2017 and 2016. The results of operations for the three and nine months ended December 31, 2017 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2018. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2017. The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated upon consolidation.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers.” This ASU clarifies the accounting for revenue arising from contracts with customers and specifies the disclosures that an entity should include in its financial statements. The standard was effective for annual reporting periods beginning after December 15, 2017. During 2016, the FASB issued certain amendments to the standard relating to the principal versus agent guidance, accounting for licenses of intellectual property and identifying performance obligations as well as the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. The effective date and transition requirements for these amendments are the same as those of the original ASU. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method).

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

In March 2016, the FASB released Accounting Standards Update on Stock Compensation Improvements to Employee Share-Based Payment Accounting (Topic 718) (ASU 2016-09). ASU 2016-09 requires entities to recognize the income tax effects of share-based awards in the income statement when the awards vest or are settled. The objective of this update is to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard was effective for annual and interim periods beginning January 1, 2017. We early adopted this standard as of March 31, 2017. The Company expects that this accounting pronouncement may have a material effect on the Company’s effective tax rate in fiscal 2018, based on the Company’s stock price.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands, except for per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Net income (numerator):
Net income	$9,064	$4,823	$27,100	$16,316
Shares (denominator):
Weighted average number of common shares outstanding used in basic computation	20,368	20,253	20,337	20,223
Common shares issuable upon vesting of restricted stock	47	145	90	140
Common shares issuable upon conversion of preferred shares	10	10	10	10
Shares used in diluted computation	20,425	20,408	20,437	20,373
Net income per common share:
Basic	$0.45	$0.24	$1.33	$0.81
Diluted	$0.44	$0.24	$1.33	$0.80

For the three and nine months ended December 31, 2017, 77,600 shares of common restricted stock were excluded from the computations of diluted net income per common share, as their inclusion would have had an anti-dilutive effect on diluted net income per common share. For the three and nine months ended December 31, 2016, all common restricted stock was included in the diluted net income per common share computation.

Note 3: Accounting for Stock-Based Compensation

The Company records compensation expense associated with restricted stock in accordance with ASC Topic 718 (“Share Based Payment”) (ASU 2016-09). The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of general and administrative expenses. The Company had 974,860 restricted common shares issued under the 2006 Employee Equity Compensation Restricted Stock Plan (“2006 Employee Plan”), 47,600 restricted common shares issued under the 2016 Employee Equity Compensation Restricted Stock Plan (“2016 Employee Plan” and collectively referred to with the 2006 Employee Plan as the “Employee Plans”), 272,000 restricted common shares issued under the 2006 Outside Director Equity Compensation Restricted Stock Plan (“2006 Director Plan”), and 60,000 restricted common shares issued under the 2015 Outside Director Equity Compensation Restricted Stock Plan (“2015 Director Plan”, and collectively referred to with the 2006 Director Plan as the “Director Plans”) at December 31, 2017, all shares of which were issued subject to a restriction or forfeiture period that lapses ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period.

For the quarters ended December 31, 2017 and 2016, the Company recognized $712,000 and $498,000, respectively, of compensation expense related to the Employee and Director Plans. For the nine months ended December 31, 2017 and 2016, the Company recognized $1.9 million and $1.4 million, respectively, of compensation expense related to the Employee and Director Plans. At December 31, 2017 and 2016, there was $5.1 million and $3.8 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the next three years. At December 31, 2017 and 2016, there were approximately 233,000 and 273,000 non-vested restricted shares, respectively.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. At December 31, 2017, the Company had invested the majority of its $81.0 million cash and cash equivalents balance in money market funds which are classified within level 1.

Note 5: Commitments and Contingencies

In June 2017, the Company was served with a lawsuit by a veterinary clinic, styled Animal Medical Center of Orland Park, Inc. v. PetMed Express, Inc., d/b/a 1-800-PetMeds, and John Does 1-10, Circuit Court of Cook County, Illinois, Chancery Division, 2017-CH-07347. The plaintiff alleged that the Company was sending unsolicited advertisements via facsimile in violation of the Telephone Consumer Protection Act, and also seeks class action status. On November 13, 2017, this matter was voluntarily dismissed by the plaintiffs, with prejudice.

On August 25, 2017 and September 7, 2017, shareholders filed putative securities class action lawsuits in the United States District Court for the Southern District of Florida, which were subsequently consolidated, against PetMed Express, Inc. (the “Company”) and the Company’s principal executive officers, one of whom is also a director. Relying exclusively on a false and defamatory, anonymous “report” posted on August 23, 2017 on the Aurelius Value website the plaintiffs alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Company has always denied and continues to deny the plaintiffs’ unfounded accusations. The plaintiffs investigated their claims, and on or about January 19, 2018, the plaintiffs voluntarily dismissed the consolidated lawsuit without prejudice.

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

Note 6: Changes in Shareholders’ Equity and Comprehensive Income:

Changes in shareholders’ equity for the nine months ended December 31, 2017 are summarized below (in thousands):

	Additional
	Paid-In	Retained
	Capital	Earnings

Beginning balance at March 31, 2017:	$6,806	$86,530
Share based compensation	1,858	-
Dividends declared	-	(12,343)
Net income	-	27,100

Ending balance at December 31, 2017:	$8,664	$101,287

No shares of treasury stock were purchased or retired in the nine months ended December 31, 2017 and 2016.

Note 7: Income Taxes

For the quarters ended December 31, 2017 and 2016, the Company recorded an income tax provision of approximately $2.9 million and $3.0 million, respectively, and for the nine months ended December 31, 2017 and 2016, the Company recorded an income tax provision of approximately $12.2 million and $9.8 million, respectively. The decrease to the income tax provision for the three months ended December 31, 2017, is related to an income tax rate reduction pursuant to the Tax Cuts and Jobs Act of 2017 (“2017 Act”), offset by an increase in operating income. The increase to the income tax provision for the nine months ended December 31, 2017, is related to an increase in operating income offset by the income tax rate reduction due to the 2017 Act. The effective tax rate for the quarter ended December 31, 2017 was approximately 24.0%, compared to 38.3% for the quarter ended December 31, 2016, and the effective tax rate for the nine months ended December 31, 2017 was approximately 31.1%, compared to 37.5% for the nine months ended December 31, 2016. The decrease to the effective rate for the three and nine months ended December 31, 2017 is due to a reduction in the Company’s corporate tax rate pursuant to the 2017 Act. In accordance with SEC Staff Bulletin No. 118, fiscal year end companies were required to determine the appropriate blended rate to apply based on their respective fiscal year end date. Therefore, instead of applying a 35.0% federal tax rate for the quarter and nine months ended December 31, 2017, the Company applied a blended federal rate of 31.5%. This blended rate was applied to the nine months ended December 31, 2017, resulting in a tax benefit of approximately $1.7 million, which also included a one-time $384,000 reduction to our deferred tax liabilities due to the federal tax rate reduction. The Company also recognized a one-time charge of $175,000 related to a true up of the fiscal 2017 income tax provision, which was recognized in the quarter ended December 31, 2017.

Note 8: Subsequent Events

On or about January 19, 2018, the plaintiffs voluntarily dismissed the consolidated putative securities class action lawsuit, filed in August and September 2017, without prejudice.

On January 22, 2018 our Board of Directors declared an increased quarterly dividend of $0.25 per share. The Board established a February 5, 2018 record date and a February 16, 2018 payment date. Based on the outstanding share balance as of January 30, 2018 the Company estimates the dividend payable to be approximately $5.2 million.

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

The Company markets its products through national advertising campaigns which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases. Approximately 84% of all sales were generated via the Internet for the quarter ended December 31, 2017, compared to 83% for the quarter ended December 31, 2016. The Company’s sales consist of products sold mainly to retail consumers. The three-month average purchase was approximately $86 and $81 per order for the quarters ended December 31, 2017 and 2016, respectively, and for the nine months ended December 31, 2017 and 2016, the average purchase was approximately $86 and $82 per order, respectively.

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

The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends. The allowance for doubtful accounts was approximately $26,000 at December 31, 2017 compared to $27,000 at March 31, 2017.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. The inventory reserve was approximately $55,000 at December 31, 2017 compared to $51,000 at March 31, 2017.

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

Results of Operations

The following should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Condensed Consolidated Statements of Comprehensive Income:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.5	68.5	64.7	69.3

Gross profit	36.5	31.5	35.3	30.7

Operating expenses:
General and administrative	9.7	10.1	8.8	9.2
Advertising	6.8	6.0	7.2	7.2
Depreciation	0.9	0.9	0.8	0.5
Total operating expenses	17.4	17.0	16.8	16.9

Income from operations	19.1	14.5	18.5	13.8

Total other income	0.8	0.3	0.5	0.2

Income before provision for income taxes	19.9	14.8	19.0	14.0

Provision for income taxes	4.8	5.7	5.9	5.2

Net income	15.1%	9.1%	13.1%	8.8%

Three Months Ended December 31, 2017 Compared With Three Months Ended December 31, 2016, and Nine Months Ended December 31, 2017 Compared With Nine Months Ended December 31, 2016

Sales

Sales increased by approximately $7.2 million, or 13.7%, to approximately $60.1 million for the quarter ended December 31, 2017, from approximately $52.9 million for the quarter ended December 31, 2016. For the nine months ended December 31, 2017, sales increased by approximately $20.3 million, or 10.9%, to approximately $206.5 million compared to $186.1 million for the nine months ended December 31, 2016. The increases in sales for the three and nine months ended December 31, 2017 were primarily due to increased new order and reorder sales. The Company acquired approximately 106,000 new customers for the quarter ended December 31, 2017, compared to approximately 99,000 new customers for the same period the prior year. For the nine months ended December 31, 2017 the Company acquired approximately 408,000 new customers, compared to 388,000 new customers for the nine months ended December 31, 2016. The following chart illustrates sales by various sales classifications:

Three Months Ended December 31,
Sales (In thousands)	2017	%	2016	%	$ Variance	% Variance

Reorder Sales	$50,949	84.8%	$44,937	85.0%	$6,012	13.4%
New Order Sales	$9,161	15.2%	$7,929	15.0%	$1,232	15.5%

Total Net Sales	$60,110	100.0%	$52,866	100.0%	$7,244	13.7%

Internet Sales	$50,358	83.8%	$43,772	82.8%	$6,586	15.0%
Contact Center Sales	$9,752	16.2%	$9,094	17.2%	$658	7.2%

Total Net Sales	$60,110	100.0%	$52,866	100.0%	$7,244	13.7%

Nine Months Ended December 31,
Sales (In thousands)	2017	%	2016	%	$ Variance	% Variance

Reorder Sales	$170,487	82.6%	$154,202	82.8%	$16,285	10.6%
New Order Sales	$35,991	17.4%	$31,942	17.2%	$4,049	12.7%

Total Net Sales	$206,478	100.0%	$186,144	100.0%	$20,334	10.9%

Internet Sales	$173,175	83.9%	$153,161	82.3%	$20,014	13.1%
Contact Center Sales	$33,303	16.1%	$32,983	17.7%	$320	1.0%

Total Net Sales	$206,478	100.0%	$186,144	100.0%	$20,334	10.9%

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

Cost of sales

Cost of sales increased by approximately $1.9 million, or 5.4%, to approximately $38.2 million for the quarter ended December 31, 2017, from approximately $36.2 million for the quarter ended December 31, 2016. For the nine months ended December 31, 2017, cost of sales increased by approximately $4.6 million, or 3.6%, to approximately $133.6 million compared to $129.0 million for the same period in the prior year. The increase in cost of sales is directly related to the increases in sales during the quarter and nine months ended December 31, 2017. Cost of sales as a percent of sales was 63.5% and 68.5% for the quarters ended December 31, 2017 and 2016, respectively, and for the nine months ended December 31, 2017 and 2016 the cost of sales was 64.7% and 69.3%, respectively. The cost of sales percentage decreases are mainly attributed to a product mix shift to higher margin items, offset by additional discounts given to customers to increase sales during the quarter and nine months ended December 31, 2017.

Gross profit

Gross profit increased by approximately $5.3 million, or 31.9%, to approximately $21.9 million for the quarter ended December 31, 2017, from approximately $16.6 million for the quarter ended December 31, 2016. For the nine months ended December 31, 2017 gross profit increased by approximately $15.7 million, or 27.5%, to approximately $72.9 million, compared to $57.2 million for the same period in the prior year. The increases in gross profit are directly related to increases in sales during the quarter and nine months ended December 31, 2017. Gross profit as a percentage of sales was 36.5% and 31.5% for the three months ended December 31, 2017 and 2016, respectively, and for the nine months ended December 31, 2017 and 2016, gross profit was 35.3% and 30.7%, respectively. The gross profit percentage increases for the quarter and nine months ended December 31, 2017 are mainly attributed to a product mix shift to higher margin items, offset by additional discounts given to customers to increase sales during the quarter and nine months.

General and administrative expenses

General and administrative expenses increased by approximately $457,000, or 8.5%, to approximately $5.8 million for the quarter ended December 31, 2017, from approximately $5.4 million for the quarter ended December 31, 2016. The increase in general and administrative expenses for the quarter ended December 31, 2017 was primarily due to the following: a $496,000 increase in payroll expenses related to increased stock compensation expense; a $164,000 increase in bank service fees; and an $18,000 increase in professional fees. Offsetting the increase was a $198,000 decrease to property expenses; a $20,000 decrease to telephone expenses; and a $3,000 net decrease in other expenses which included licenses, insurance expenses, and bad debt expenses.

For the nine months ended December 31, 2017, general and administrative expenses increased by approximately $1.0 million, or 5.9%, to approximately $18.2 million from approximately $17.2 million for the nine months ended December 31, 2016. The increase in general and administrative expenses for the nine months ended December 31, 2017 was primarily due to the following: a $1.3 million increase in payroll expenses related to increased stock compensation expense; a $453,000 increase in bank service fees; and a $192,000 increase in professional fees. Offsetting the increase was a $582,000 decrease to property expenses; a $296,000 decrease to bad debt expense relating to decreased credit card chargebacks for the period; a $40,000 decrease in licenses and fees; and a $25,000 net decrease in other expenses which included insurance expenses, telephone, and travel expenses.

Advertising expenses

Advertising expenses increased by approximately $956,000, or 30.2%, to approximately $4.1 million for the quarter ended December 31, 2017, from approximately $3.2 million for the quarter ended December 31, 2016. For the nine months ended December 31, 2017, advertising expenses increased by approximately $1.6 million, or 12.3%, to approximately $14.9 million compared to advertising expenses of approximately $13.3 million for the nine months ended December 31, 2016. The increases in advertising expenses for the three and nine months ended December 31, 2017 was intended to stimulate sales and acquire new customers. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, increased to $39 for the quarter ended December 31, 2017, compared to $32 for the quarter ended December 31, 2016. For the nine months ended December 31, 2017 and 2016 the advertising costs of acquiring a new customer were $37 and $34, respectively. Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, advertising spending, and price competition. Historically, the advertising environment fluctuates due to supply and demand. A more favorable advertising environment may positively impact future new order sales, whereas a less favorable advertising environment may negatively impact future new order sales.

As a percentage of sales, advertising expense was 6.8% and 6.0% for the quarters ended December 31, 2017 and 2016, respectively, and for both of the nine months ended December 31, 2017 and 2016 advertising expense was 7.2%. The increase in advertising expense as a percentage of total sales for the quarter ended December 31, 2017 can be attributed to increased advertising spending to stimulate sales and acquire new customers. The Company currently anticipates advertising as a percentage of sales to be between approximately 7.0% and 8.0% for fiscal 2018. However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.

Depreciation

Depreciation expense increased by approximately $75,000 to approximately $532,000 for the quarter ended December 31, 2017, from approximately $457,000 for the quarter ended December 31, 2016. For the nine months ended December 31, 2017 depreciation expense increased by approximately $735,000 to $1.6 million compared to $855,000 for the same period in the prior year. The increases to depreciation expense for the quarter and nine months ended December 31, 2017 can be attributed to an increase in new property and equipment additions related to the Company’s new corporate headquarters and distribution facility which were placed into service in fiscal 2017.

Other income

Other income increased by approximately $290,000 to approximately $456,000 for the quarter ended December 31, 2017 from approximately $166,000 for the quarter ended December 31, 2016. For the nine months ended December 31, 2017 other income increased by approximately $870,000 to approximately $1.2 million compared to approximately $302,000 for the same period in the prior year. The increases to other income for the quarter and nine months ended December 31, 2017 are related to increased rental and advertising revenue, and increased interest income. Interest income may decrease in the future as the Company utilizes its cash balances on its share repurchase plan, with approximately $10.2 million remaining as of December 31, 2017, on any quarterly dividend payment, or on its operating activities.

Provision for income taxes

For the quarters ended December 31, 2017 and 2016, the Company recorded an income tax provision of approximately $2.9 million and $3.0 million, respectively, and for the nine months ended December 31, 2017 and 2016, the Company recorded an income tax provision of approximately $12.2 million and $9.8 million, respectively. The decrease to the income tax provision for the three months ended December 31, 2017, is related to an income tax rate reduction pursuant to the Tax Cuts and Jobs Act of 2017 (“2017 Act”), offset by an increase in operating income. The increase to the income tax provision for the nine months ended December 31, 2017, is related to an increase in operating income offset by the income tax rate reduction due to the 2017 Act. The effective tax rate for the quarter ended December 31, 2017 was approximately 24.0%, compared to 38.3% for the quarter ended December 31, 2016, and the effective tax rate for the nine months ended December 31, 2017 was approximately 31.1%, compared to 37.5% for the nine months ended December 31, 2017. The decrease to the effective rate for the three and nine months ended December 31, 2017 is due to a reduction in the Company’s corporate tax rate pursuant to the 2017 Act. In accordance with SEC Staff Bulletin No. 118, fiscal year end companies were required to determine the appropriate blended rate to apply based on their respective fiscal year end dates. Therefore, instead of applying a 35.0% federal tax rate for the quarter and nine months ended December 31, 2017, the Company applied a blended federal rate of 31.5%. This blended rate was applied to the nine months ended December 31, 2017, resulting in a tax benefit of approximately $1.7 million, which also included a one-time $384,000 reduction to our deferred tax liabilities due to the federal tax rate reduction. The Company also recognized a one-time charge of $175,000 related to a true up of the fiscal 2017 income tax provision, which was recognized in the quarter ended December 31, 2017. Due to the passage of the 2017 Act the company expects an effective tax rate of approximately 34.0% for the quarter ending March 31, 2018, and an effective tax rate of approximately 24.0% for fiscal 2019.

Liquidity and Capital Resources

The Company’s working capital at December 31, 2017 and March 31, 2017 was $80.7 million and $63.4 million, respectively. The $17.3 million increase in working capital was primarily attributable to cash flow generated from operations, offset by dividends paid. Net cash provided by operating activities was $35.1 million and $31.6 million for the nine months ended December 31, 2017 and 2016, respectively. This change can be mainly attributed to an increase in the Company’s net income and income taxes payable offset by increases in the Company’s inventory balance, compared to the same period in the prior year. Net cash used in investing activities decreased to $564,000 for the nine months ended December 31, 2017, compared to net cash used in investing activities of $9.9 million for the nine months ended December 31, 2016. This change in investing activities is related to increased property and equipment additions related to the Company’s new corporate headquarters and distribution facility in Delray Beach, Florida in the previous fiscal year. Net cash used in financing activities was $12.3 million for the nine months ended December 31, 2017, compared to $11.5 million for the same period in the prior year, which represented an increase in dividends paid in the period ended December 31, 2017.

At December 31, 2017, the Company had approximately $10.2 million remaining under the Company’s share repurchase plan. Subsequent to December 31, 2017, on January 22, 2018 our Board of Directors declared an increased quarterly dividend of $0.25 per share. The Board established a February 5, 2018 record date and a February 16, 2018 payment date. Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan, on dividends, or on its operating activities.

At December 31, 2017, the Company had no outstanding lease commitments. We are not currently bound by any long or short term agreements for the purchase or lease of capital expenditures. Any material amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Presently, we have approximately $300,000 forecasted for capital expenditures for the remainder of fiscal 2018, which will be funded through cash from operations. The Company’s primary source of working capital is cash from operations. The Company presently has no need for alternative sources of working capital, and has no commitments or plans to obtain additional capital.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at December 31, 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and cash equivalents. At December 31, 2017, we had $81.0 million in cash and cash equivalents, a majority of our cash and cash equivalents generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and cash equivalents. It would also impact the market value of our money market funds. Our investments are subject to market risk, primarily interest rate and credit risk. Our investments are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our investments to high-quality debt instruments with both short and long term maturities. We do not hold any derivative financial instruments that could expose us to significant market risk. At December 31, 2017, we had no debt obligations.

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended December 31, 2017, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective such that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act: (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not make any sales of unregistered securities during the third quarter of Fiscal 2018.

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

Date: January 30, 2018

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

DECEMBER 31, 2017

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