Form 10-K
period 2018-03-31
PETMED EXPRESS INC
filed 2018-05-29
CIK 1040130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2018
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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of September 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $655.1 million based on the closing sales price of the registrant’s Common Stock on that date, as reported on the NASDAQ Global Select Market.

The number of shares of the registrant’s Common Stock outstanding as of May 29, 2018 was 20,600,605.

DOCUMENTS INCORPORATED BY REFERENCE

Information to be set forth in our Proxy Statement relating to our 2018 Annual Meeting of Stockholders to be held on July 27, 2018 is incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this report.

PETMED EXPRESS, INC.

2018 Annual Report on Form 10-K

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

Our Products

We offer a broad selection of products for dogs and cats. Our current product line contains approximately 3,000 SKUs of the most popular pet medications, health products, and supplies. These products include a majority of the well-known brands of medication. Generally, our prices are competitive with the prices for medications charged by veterinarians and retailers. We also offer for sale additional pet supplies on our website, which are drop shipped to our customers by third parties. These pet supplies include: food, beds, crates, stairs, strollers, and other popular pet supplies.

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

Prescription Medications (Rx): Heartworm and flea and tick preventatives, arthritis, thyroid, diabetes, pain medications, heart/blood pressure, and other specialty medications, as well as generic substitutes.

Sales

We offer our products through three main sales channels: Internet through our website, telephone contact center through our toll-free number, and direct mail/print through brochures and postcards. We have designed our website to provide a convenient, cost-effective, and informative shopping experience that encourages consumers to purchase products important for a pet’s health and quality of life. We believe that these multiple channels allow us to increase the visibility of our brand name and provide our customers with increased shopping flexibility and excellent service.

Internet

We seek to combine our product selection and pet health information with the shopping ease of the Internet to deliver a convenient and personalized shopping experience. Our website offers health and nutritional product selections for dogs and cats, and relevant editorial and easily obtainable or retrievable resource information. Customers can search our website for products and access resources on a variety of information on dogs and cats. Customers can shop at our website by category, product line, individual product, or symptom. We attracted approximately 31 million visitors to our website during fiscal 2018, approximately 9% of those visitors placed an order, and our website generated approximately 84% of our total sales for the same time period. On our website pet owners have access to health information covering pets’ behavior and illnesses, and natural and pharmaceutical remedies specifically for a pet’s problem. The pet education content on our main website is periodically updated with the latest research for pet owners.

As part of our multichannel strategy, we also offer mobile versions of our website (www.1800petmeds.com) and an application for mobile phones, tablets, and other devices. In February 2017, we released our mobile application, which offers customers a more streamlined shopping experience. Mobile application features include: “ask-the-vet”; live web chat; easy refill medication reminders; local veterinarian finder; and express checkout to provide our customers with fast, easy, and helpful service from their mobile devices.

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

Direct Mail/Print

We mail brochures and postcards in response to requests generated from our advertising and as part of direct mail campaigns to our customers.

Our Customers

Approximately 2.3 million customers have purchased from us within the last two years. We attracted approximately 521,000 and 514,000 new customers in fiscal 2018 and 2017, respectively. Our customers are located throughout the United States, with approximately 50% of customers residing in California, Florida, Texas, New York, Pennsylvania, North Carolina, Virginia, and Georgia. Our primary focus has been on retail customers and the average purchase was approximately $87 for fiscal 2018 compared to $83 for fiscal 2017.

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

Operations

Order Processing

Our website allows customers to easily browse and purchase all of our products online. Our website is designed to be fast, secure, and easy to use with order and shipping confirmations, and with online order tracking capabilities. We provide our customers with toll-free telephone access to our customer care representatives. Our call center generally operates from 7:00 AM to 11:00 PM, Monday through Thursday, 7:00 AM to 9:00 PM on Friday, 9:00 AM to 6:00 PM on Saturday, and 9:00 AM to 5:00 PM on Sunday, Eastern Time. The process of customers purchasing products from 1-800-PetMeds consists of a few simple steps. A customer first places an order online or by calling our toll-free telephone number. The following information is needed to process prescription orders: pet information, prescription information, and the veterinarian’s name and phone number. This information is entered into our computer system. Then our pharmacists and pharmacy technicians verify all prescriptions. The order process system checks for the verification for prescription medication orders and a valid payment method for all orders. Verified orders are then sent to our fulfillment center, where items are picked, and then shipped via United States Postal Service and Federal Express. Our customers enjoy the convenience of rapid home delivery, with the majority of all orders being shipped within 24 hours of ordering.

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

Purchasing

We purchase our products from a variety of sources, including certain manufacturers, domestic distributors, and wholesalers. There were four suppliers from whom we purchased approximately 50% of all products in fiscal 2018. We believe having strong relationships with product manufacturers and distributors will ensure the availability of an adequate volume of products ordered by our customers.

Some of the major manufacturers of prescription and non-prescription medications have declined to sell these products to direct marketing companies, such as our Company. (See Risk Factors.) Part of our growth strategy includes developing direct relationships with all of the leading pharmaceutical manufacturers of the more popular prescription and non-prescription medications.

Technology

We utilize integrated technologies in our call centers, e-commerce, order entry, and inventory control/fulfillment operations. Our systems are custom configured by the Company to optimize our computer telephone integration and mail-order processing. The systems are designed to maintain a large database of specialized information and process a large volume of orders efficiently and effectively. Our systems provide our customer care representatives, and our customers on our website, including our mobile application, with real time product availability information and updated customer information to enhance our customer care.

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

Competition

The pet medications market is competitive and highly fragmented. Our competitors consist of veterinarians, and online and traditional retailers. We believe that the following are the principal competitive factors in our market:

●	Product selection and availability, including the availability of prescription and non-prescription medications;
●	Brand recognition;
●	Reliability and speed of delivery;
●	Personalized service and convenience;
●	Price; and
●	Website usability and content.

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

According to the American Pet Products Manufacturers Association, pet spending in the United States increased 4.1% to $69.5 billion in 2017. Pet supplies and medications represented $15.1 billion, or 22% of the total spending on pets in the United States. The pet medication market that we participate in is estimated to be approximately $5.0 billion, with veterinarians having the majority of the market share. The dog and cat population is approximately 184 million, with approximately 68% of all households having a pet.

We believe that the following are the main competitive strengths that differentiate 1-800-PetMeds from the competition:

●	Channel leader, in an estimated $5.0 billion industry;
●	“1-800-PetMeds” brand name;
●

Licensed pharmacy to conduct business in 50 states, and a Pharmacy Verified website (a website verification program by the National Association of Boards of Pharmacy®, which identifies online pharmacies and pharmacy-related websites as safe and legitimate);

●	Exceptional customer care and support.

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

We also obtained the right to use and control the Internet addresses www.petmeds.pharmacy, www.petmed.pharmacy, and www.1800petmeds.pharmacy, through a National Association of Boards of Pharmacy® initiative to ensure high standards for online pharmacies. We do not expect to lose the ability to use the Internet addresses; however, there can be no assurance in this regard and the loss of these addresses may have a material adverse effect on our financial position and results of operations. We are the exclusive owners of United States Trademark Registrations for “PetMed Express and Design®,” “1888PetMeds and Design®,” “1-800-PetMeds and Design®,” 1-800-PetMeds®,” and “PetMeds®,” among numerous others.

Government Regulation

Dispensing prescription medications is governed at the state level by Boards of Pharmacy, or similar regulatory agencies, of each state where prescription medications are dispensed. We are subject to regulation by the State of Florida and are licensed as a community pharmacy by the Florida Board of Pharmacy. Our current license is valid until February 28, 2019, and prior to that date a renewal application will be submitted to the Board of Pharmacy. During fiscal 2015 we obtained a federal registration, and state registrations/permits as required, to dispense Schedule IV controlled substances. We recently updated our federal registration to include the ability to dispense Schedule V controlled substances. Our pharmacy practice is also licensed and/or regulated by 49 other state pharmacy boards, the District of Columbia Board of Pharmacy, and the United States Drug Enforcement Administration, and with respect to our products, by other regulatory authorities including, but not necessarily limited to, the United States Food and Drug Administration (“FDA”) and the United States Environmental Protection Agency. As a licensed pharmacy in the State of Florida, we are subject to the Florida Pharmacy Act and regulations promulgated thereunder. To the extent that we are unable to maintain our license as a community pharmacy with the Florida Board of Pharmacy, or if we do not maintain the licenses granted by other state pharmacy boards, or if we become subject to actions by the FDA, or other enforcement regulators, our distribution of prescription medications to pet owners could cease, which could have a material adverse effect on our financial condition and results of operations.

Employees

We currently have 187 full time employees, including: 109 in customer care and marketing; 27 in fulfillment and purchasing; 40 in our pharmacy; 3 in information technology; 3 in administrative positions; and 5 in management. None of our employees are represented by a labor union, or governed by any collective bargaining agreements. We consider relations with our employees to be satisfactory.

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

The sale and delivery of prescription pet medications is generally governed by state laws and state regulations, and with respect to controlled substances, also by federal law. Since our pharmacy is located in the State of Florida, the Company is governed by the laws and regulations of the State of Florida. Each prescription pet medication sale we make is likely also to be covered by the laws of the state where the customer is located. The laws and regulations relating to the sale and delivery of prescription pet medications vary from state to state, but generally require that prescription pet medications be dispensed with the authorization from a prescribing veterinarian. To the extent that we are unable to maintain our license as a community pharmacy with the Florida Board of Pharmacy, or if we do not maintain the licenses granted by other state boards, or if we become subject to actions by the FDA, or other enforcement regulators, our dispensing of prescription medications to pet owners could cease, which could have a material adverse effect on our operations.

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

The majority of our sales were attributable to sales of prescription and non-prescription medications. Some of the major pharmaceutical manufacturers have declined to sell prescription and non-prescription pet medications directly to us. In order to assure a supply of these products, we purchase medications from various secondary sources, including a variety of domestic distributors. Our business strategy includes seeking to establish direct purchasing arrangements with major pet pharmaceutical manufacturing companies. If we are not successful in achieving this goal, we will continue to rely upon secondary sources. We cannot guarantee that if we continue to purchase prescription and non-prescription pet medications from secondary sources that we will be able to purchase an adequate supply to meet our customers’ demands, or that we will be able to purchase these products at competitive prices. As these products represent a significant portion of our sales, our failure to fill customer orders for these products could adversely impact our sales. If we are forced to pay higher prices for these products to ensure an adequate supply, we cannot guarantee that we will be able to pass along to our customers any increases in the prices we pay for these medications. This inability to pass along increased prices could materially adversely affect our gross margins, financial condition and results of operations.

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

While we ship pet medications to customers in all 50 states, approximately 50% of our sales for the fiscal year ended March 31, 2018 were made to customers located in the states of California, Florida, Texas, New York, Pennsylvania, North Carolina, Virginia, and Georgia. If for any reason our license to operate a pharmacy in one or more of those states should be suspended or revoked, or if it is not renewed, our ability to sell prescription medications to residents of those states would cease and our financial condition and results of operations in future periods would be materially adversely affected.

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

Our Internet addresses, www.1800petmeds.com, www.1888petmeds.com, www.petmedexpress.com, www.petmed.com, www.petmeds.com, www.petmeds.pharmacy, www.petmed.pharmacy, and www.1800petmeds.pharmacy, are critical to our brand recognition and our overall success. If we are unable to protect these Internet addresses, our competitors could capitalize on our brand recognition. There may be similar Internet addresses used by competitors. Governmental agencies and their designees generally regulate the acquisition and maintenance of Internet addresses. The regulation of Internet addresses in the United States and in foreign countries has changed, and may undergo further change in the near future. Furthermore, the relationship between regulations governing Internet addresses and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may not be able to protect our own Internet addresses, or prevent third parties from acquiring Internet addresses that are confusingly similar to, infringe upon, or otherwise decrease the value of our Internet addresses.

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

A failure of our information systems and customer-facing technology systems or any security breach or unauthorized disclosure of confidential information, or other cyber attacks on our systems, could result in litigation and regulatory risk, harm our reputation and have a material adverse effect on our business.

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

Because our operating results are difficult to predict, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm, and flea and tick medications. For the quarters ended June 30, 2017, September 30, 2017, December 31, 2017, and March 31, 2018, Company sales were 29%, 24%, 22%, and 25%, respectively. In addition to the seasonality of our sales, our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, including weather, many of which are out of our control. Any change in one or more of these factors could materially adversely affect our financial condition and results of operations in future periods.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our facilities, including our principal executive offices and distribution center, are located at 420 South Congress Avenue, Delray Beach, Florida 33445. In January 2016, we completed the acquisition of this real property located at 420 South Congress Avenue, Delray Beach, Florida 33445, and improvements thereon (collectively referred to herein as the “Property”), the assignment and assumption of all leases and service agreements affecting the Property, and certain tangible and intangible personal property related to the Property, for a purchase price of $18.5 million, plus closing costs. The Property consists of approximately 634,000 square feet of land or 14.6 acres with two building complexes totaling approximately 185,000 square feet, with additional land for future use. The first building complex consists of approximately 125,000 square feet and the second building complex consists of approximately 60,000 square feet each consisting of both office and warehouse space. The Company occupies approximately 97,000 square feet of the first building for its principal offices and distribution center. As of March 31, 2018, 48% of the Property was leased to two tenants with a remaining weighted average lease term of 2.0 years. We believe that our facilities are sufficient for our current needs and are in good condition in all material respects.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “PETS.” The prices set forth below reflect the high and low sale prices per share in each of the quarters of fiscal 2018 and 2017 as reported by the NASDAQ.

Fiscal 2018:	High	Low
First Quarter	$41.06	$20.20
Second Quarter	$50.54	$33.15
Third Quarter	$48.11	$34.19
Fourth Quarter	$53.94	$41.20

Fiscal 2017:	High	Low
First Quarter	$19.49	$17.31
Second Quarter	$20.94	$18.76
Third Quarter	$23.49	$19.28
Fourth Quarter	$23.66	$19.26

Holders

There were 91 holders of record of our common stock at May 29, 2018, and approximately 30,500 of our holders are “street name” or beneficial holders, whose shares are held by banks, brokers, or other financial institutions.

Dividends

During fiscal 2017 and 2018, our Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount (In thousands)	Payment Date

May 9, 2016	$0.19	May 20, 2016	$3,884	May 27, 2016
July 25, 2016	$0.19	August 8, 2016	$3,900	August 19, 2016
October 24, 2016	$0.19	November 7, 2016	$3,900	November 18, 2016
January 23, 2017	$0.19	February 6, 2017	$3,900	February 17, 2017

May 8, 2017	$0.20	May 19, 2017	$4,105	May 26, 2017
July 24, 2017	$0.20	August 7, 2017	$4,121	August 18, 2017
October 23, 2017	$0.20	November 6, 2017	$4,121	November 17, 2017
January 22, 2018	$0.25	February 5, 2018	$5,150	February 16, 2018

On May 8, 2017, the Company’s Board of Directors declared an increased quarterly dividend of $0.20 per share, and then on January 22, 2018 the Company’s Board of Directors increased the quarterly dividend to $0.25 per share, on its common stock. On May 7, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.25 per share on its common stock. The $5.2 million dividend will be paid on May 25, 2018, to shareholders of record at the close of business on May 18, 2018. The Company intends to continue to pay regular quarterly dividends; however the declaration and payment of future dividends is discretionary and will be subject to a determination by the Board of Directors each quarter following its review of the Company’s financial performance.

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

There can be no assurances as to the precise number of shares that will be repurchased under the share repurchase plan, and the Company may discontinue the share repurchase plan at any time subject to compliance with applicable regulatory requirements. Shares purchased pursuant to the share repurchase plan will either be cancelled or held in the Company's treasury. No shares have been repurchased under the share repurchase plan since September 2012. As of March 31, 2018, the Company had approximately $10.2 million remaining under the Company’s share repurchase plan. Since the inception of the share repurchase plan through September 2012, approximately 5.6 million shares have been repurchased under the plan for approximately $69.8 million, averaging approximately $12.54 per share.

Performance Graph

Set forth below is a line graph comparing the five year cumulative performance of our Common Stock with the Nasdaq Composite, the Russell 2000, and our SIC Code 5912 (pharmacy peer group) from March 31, 2013 to March 31, 2018. The graph assumes that $100 was invested on March 31, 2013 in each of our Common Stock, the Nasdaq Composite, the Russell 2000, and the SIC Code 5912 (pharmacy peer group). Because we have historically paid dividends on a quarterly basis, the graph assumes that dividends were reinvested. The performance graph and related information below shall not be deemed “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Value of $100 Investment made March 31, 2013
400
350
300
250
200
150
100
50
0
3/31/2013
3/31/2014
3/31/2015
3/31/2016
3/31/2017
3/31/2018
PetMed Express, Inc.
Nasdaq Composite
Russell 2000
SIC Code 5912
Nasdaq Composite
SIC Code 5912

Performance graph data:

	Fiscal Year Ended March 31,
	2013	2014	2015	2016	2017	2018
PetMed Express, Inc.	100.00	104.73	135.52	153.42	179.22	379.50
Nasdaq Composite	100.00	131.41	154.52	156.12	190.52	229.31
SIC Code 5912	100.00	138.49	180.43	173.74	152.57	129.25
Russell 2000	100.00	124.90	135.15	121.96	153.94	172.09

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our Amended and Restated 2006 Employee Equity Compensation Restricted Stock Plan, Amended and Restated 2006 Outside Director Equity Compensation Restricted Stock Plan, 2015 Outside Director Equity Compensation Restricted Stock Plan, and 2016 Employee Equity Compensation Restricted Stock Plan as of March 31, 2018:

EQUITY COMPENSATION PLAN INFORMATION
(In thousands)
	Number of securities		Number of securities
	to be issued upon	Weighted average	remaining available
	exercise of outstanding	exercise price of	for future issuance
	options, warrants	outstanding options,	under equity
Plan category	and rights	warrants and rights	compensation plans

2006 Employee Restricted Stock Plan	975	-	-

2006 Director Restricted Stock Plan	272	-	-

2015 Director Restricted Stock Plan	60	-	463

2016 Employee Restricted Stock Plan	45	-	955

Total	1,352		1,418

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and notes thereto, and other financial information included elsewhere in this Annual Report on Form 10-K. The Consolidated Statements of Income data set forth below for the fiscal years ended March 31, 2018, 2017, and 2016 and the Consolidated Balance Sheet data as of March 31, 2018 and 2017 have been derived from our audited Consolidated Financial Statements which are included elsewhere in this Annual Report on Form 10-K. The Consolidated Statements of Income data set forth below for the fiscal years ended March 31, 2015 and 2014 and the Consolidated Balance Sheet data as of March 31, 2016, 2015 and 2014 have been derived from our audited Consolidated Financial Statements which are not included in this Annual Report on Form 10-K.

CONSOLIDATED STATEMENTS OF INCOME DATA
(In thousands, except for per share amounts)
	Fiscal Year Ended March 31,
	2018	2017	2016	2015	2014

Sales	$273,800	$249,176	$234,684	$229,395	$233,391
Cost of sales	175,993	169,862	158,388	153,125	155,774
Gross profit	97,807	79,314	76,296	76,270	77,617
Operating expenses	45,671	41,831	43,908	48,657	49,399
Net income	37,283	23,819	20,567	17,453	17,972
Net income per common share:
Basic	1.83	1.18	1.02	0.87	0.90
Diluted	1.82	1.17	1.02	0.87	0.90
Weighted average number of common shares outstanding:
Basic	20,346	20,232	20,124	20,015	19,901
Diluted	20,433	20,378	20,254	20,136	20,043
Cash dividends declared per common share	0.85	0.76	0.72	0.68	0.66

CONSOLIDATED BALANCE SHEET DATA
(In thousands)
	March 31,
	2018	2017	2016	2015	2014

Working capital	$87,126	$63,430	$60,543	$72,166	$66,116
Total assets	134,836	112,809	90,279	82,852	78,375
Total liabilities	19,105	19,443	7,084	7,417	8,158
Shareholders' equity	115,731	93,366	83,195	75,435	70,217

NON FINANCIAL DATA (UNAUDITED)
(In thousands)
	March 31,
	2018	2017	2016	2015	2014

New customers acquired	521	514	489	529	597
Total accumulated customers (1)	10,110	9,589	9,075	8,586	8,057

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

The Company markets its products through national advertising campaigns which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases. Approximately 84% of all sales were generated via the Internet in fiscal 2018, compared to 83% in fiscal 2017. The Company’s sales consist of products sold mainly to retail consumers. The twelve-month average purchase was approximately $87 and $83 per order for the fiscal years ended March 31, 2018 and 2017, respectively.

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

The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the uncollectability of accounts receivable by analyzing historical bad debts and current economic trends. The allowance for doubtful accounts was approximately $35,000 at March 31, 2018, compared to $27,000 at March 31, 2017.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or net realizable value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. The inventory reserve was approximately $58,000 and $51,000 at March 31, 2018 and 2017, respectively.

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

Results of Operations

The following should be read in conjunction with the Company’s Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Consolidated Statements of Comprehensive Income:

	Fiscal Year Ended March 31,

	2018	2017	2016

Sales	100.0%	100.0%	100.0%
Cost of sales	64.3	68.2	67.5

Gross profit	35.7	31.8	32.5

Operating expenses:
General and administrative	8.9	9.2	9.1
Advertising	7.0	7.1	9.3
Depreciation	0.8	0.5	0.3
Total operating expenses	16.7	16.8	18.7

Income from operations	19.0	15.0	13.8

Total other income	0.6	0.2	0.1

Income before provision for income taxes	19.6	15.2	13.9

Provision for income taxes	6.0	5.7	5.1

Net income	13.6%	9.5%	8.8%

Fiscal 2018 Compared to Fiscal 2017

Sales

Sales increased by approximately $24.6 million, or 9.9%, to approximately $273.8 million for the fiscal year ended March 31, 2018, from approximately $249.2 million for the fiscal year ended March 31, 2017. The increase in sales for the fiscal year ended March 31, 2018 was primarily due to increased new order and reorder sales. The Company acquired approximately 521,000 new customers for the fiscal year ended March 31, 2018, compared to approximately 514,000 new customers for the same period the prior year.

The following chart illustrates sales by various sales classifications:

Year Ended March 31,
Sales (In thousands)	2018	%	2017	%	$ Variance	% Variance

Reorder Sales	$227,513	83.1%	$206,299	82.8%	$21,214	10.3%
New Order Sales	$46,287	16.9%	$42,877	17.2%	$3,410	8.0%

Total Net Sales	$273,800	100.0%	$249,176	100.0%	$24,624	9.9%

Internet Sales	$230,319	84.1%	$205,643	82.5%	$24,676	12.0%
Contact Center Sales	$43,481	15.9%	$43,533	17.5%	$(52)	-0.1%

Total Net Sales	$273,800	100.0%	$249,176	100.0%	$24,624	9.9%

Going forward sales may be adversely affected due to increased competition and consumers giving more consideration to price. No guarantees can be made that sales will continue to grow in the future. The majority of our product sales are affected by the seasons, due to the seasonality of mainly flea, tick, and heartworm medications. For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2018, the Company’s sales were approximately 29%, 24%, 22%, and 25%, respectively. For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2017, the Company’s sales were approximately 29%, 25%, 21%, and 25%, respectively.

Cost of sales

Cost of sales increased by $6.1 million, or 3.6% to $176.0 million for the fiscal year ended March 31, 2018, from $169.9 million for the fiscal year ended March 31, 2017. The increase in cost of sales in fiscal 2018 is directly related to the increase in sales during the fiscal year. As a percentage of sales, cost of sales was 64.3% in fiscal 2018, as compared to 68.2% in fiscal 2017. The cost of sales percentage decrease can be mainly attributed to a product mix shift to higher margin items, offset by additional discounts given to customers to increase sales during the fiscal year.

Gross profit

Gross profit increased by $18.5 million, or 23%, to $97.8 million for the fiscal year ended March 31, 2018, from $79.3 million for the fiscal year ended March 31, 2017. The increase in gross profit in fiscal 2018 is directly related to the increase in sales during the fiscal year. Gross profit as a percentage of sales for fiscal 2018 was 35.7% compared to 31.8% for fiscal 2017. The gross profit percentage increase in fiscal 2018 can be mainly attributed to a product mix shift to higher margin items, offset by additional discounts given to customers to increase sales during the fiscal year.

General and administrative expenses

General and administrative expenses increased by $1.5 million, or 6.5%, to $24.3 million for the fiscal year ended March 31, 2018 from $22.8 million for the fiscal year ended March 31, 2017. The increase in general and administrative expenses for the fiscal year ended March 31, 2018 was primarily due to the following: a $1.8 million increase in payroll expenses related to increased stock compensation expense; a $554,000 increase in bank service fees due to increased sales; and a $179,000 increase in professional fees. Offsetting the increase was a $620,000 decrease to property expense; a $310,000 decrease to bad debt expenses relating to decreased credit card chargebacks; and a $66,000 net decrease to other expenses which include telephone, insurance, licenses, and office expenses. General and administrative expenses as a percentage of sales were 8.9% for the fiscal year ended March 31, 2018, compared to 9.2% for the fiscal year ended March 31, 2017.

Advertising expenses

Advertising expenses increased by approximately $1.6 million to approximately $19.3 million for the fiscal year ended March 31, 2018, from approximately $17.7 million for the fiscal year ended March 31, 2017. The increase in advertising expenses for fiscal 2018 was intended to stimulate sales and acquire new customers. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $37 for the fiscal year ended March 31, 2018, compared to $34 for the fiscal year ended March 31, 2017.

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

As a percentage of sales, advertising expense was 7.0% and 7.1% for the fiscal years ended March 31, 2018 and 2017, respectively. The decrease in advertising expense as a percentage of total sales for the fiscal year ended March 31, 2018 can be mainly attributed to increased sales. The Company currently anticipates advertising as a percentage of sales to be between approximately 7% and 8% for fiscal 2019. However, the advertising percentage may fluctuate quarter to quarter due to seasonality and advertising availability.

Depreciation

Depreciation increased by approximately $757,000, to approximately $2.1 million for the fiscal year ended March 31, 2018, from approximately $1.4 million for the fiscal year ended March 31, 2017. This increase to depreciation expense for the fiscal year ended March 31, 2018 can be attributed to an increase in new property and equipment additions related to the Company’s new corporate headquarters and distribution facility which were placed into service in fiscal 2017.

Other income

Other income increased by approximately $1.2 million, to approximately $1.7 million for the fiscal year ended March 31, 2018 from approximately $441,000 for the fiscal year ended March 31, 2017. The increases to other income for the fiscal year ended March 31, 2018 are related to increased rental and advertising revenue, and increased interest income. Interest income may decrease in the future as the Company utilizes its cash balances on its share repurchase plan, with approximately $10.2 million remaining at March 31, 2018, on any quarterly dividend payment, or on its operating activities.

Provision for income taxes

For the fiscal years ended March 31, 2018 and 2017, the Company recorded an income tax provision for approximately $16.5 million and $14.10 million, respectively. The increase to the income tax provision for fiscal 2018 is related to an increase in operating income offset by the income tax rate reduction pursuant to the Tax Cuts and Jobs Act of 2017 (“2017 Act”). The effective tax rate for the fiscal years ended March 31, 2018 and 2017 were 30.7% and 37.2%, respectively. The decrease to the effective rate for the fiscal year ended March 31, 2018 is due to a reduction in the Company’s corporate tax rate pursuant to the 2017 Act. In accordance with SEC Staff Bulletin No. 118, fiscal year end companies were required to determine the appropriate blended rate to apply based on their respective fiscal year end dates. Therefore, instead of applying a 35.0% federal tax rate for the fiscal year ended March 31, 2018, the Company applied a blended federal rate of 31.5%. This blended rate was applied to fiscal 2018, resulting in a tax benefit of approximately $1.9 million. The Company also recognized a stock compensation windfall benefit of $1.1 million, a one-time benefit of $430,000 based on the remeasurement reduction of our deferred tax liabilities due to the federal tax rate reduction, and recognized a one-time net benefit of $150,000 related to a return to provision true up of the fiscal 2017 income tax provision. The Company estimates its effective tax rate will be approximately 24.0% for fiscal 2019.

Net income

Net income increased by approximately $13.5 million, or 57%, to approximately $37.3 million for the fiscal year ended March 31, 2018 from approximately $23.8 million for the fiscal year ended March 31, 2017. The increase was primarily due to an increase to gross profit due to increased sales and a product mix shift to higher margin items during fiscal 2018. The increase was also attributed to a reduction to the Company’s income tax provision due to the 2017 Act.

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

Liquidity and Capital Resources

The Company’s working capital at March 31, 2018 and 2017 was approximately $87.1 million and approximately $63.4 million, respectively. The $23.7 million increase in working capital was primarily attributable to cash flow generated from operations, offset by dividends paid out in the fiscal year. Net cash provided by operating activities was $37.4 million and $47.2 million for the fiscal years ended March 31, 2018 and 2017, respectively. This change can be mainly attributed to an increase in the Company’s net income and inventory balance at March 31, 2018, as compared to an increase in the Company’s accounts payable and an decrease in the Company’s inventory balances at March 31, 2017. Net cash used in investing activities was $703,000 and $10.6 million for the fiscal years ended March 31, 2018 and 2017, respectively. This change in investing activities is related to increased property and equipment additions related to the Company’s new corporate headquarters and distribution facility in Delray Beach, Florida in the previous fiscal year. Net cash used in financing activities was $17.5 million and $15.5 million for the fiscal years ended March 31, 2018 and 2017, respectively. This change represented an increase in the dividends paid during fiscal 2018. At March 31, 2018 the Company had approximately $10.2 million remaining under the Company’s share repurchase plan, and no shares were repurchased in fiscal 2018.

Subsequent to March 31, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.25 per share on May 7, 2018. The Board established a May 18, 2018 record date and a May 25, 2018 payment date. Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan, on quarterly dividends, or on its operating activities.

At March 31, 2018 the Company had no outstanding lease commitments. We are not currently bound by any long or short term agreements for the purchase or lease of capital expenditures. Any material amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any future increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Presently, we have approximately $1.0 million forecasted for capital expenditures in fiscal 2019, which will be funded through cash from operations. The Company’s primary source of working capital is cash from operations. The Company presently has no need for alternative sources of working capital, and has no commitments or plans to obtain additional capital.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at March 31, 2018.

Contractual Obligations and Commitments (In thousands)

	Total	Less than 1 year	1-2 years	3-5 Years	More than 5 years

Executive employment contract	$600	$600	$-	$-	$-

Total obligations	$600	$600	$-	$-	$-

Recent Accounting Pronouncements

Other than disclosures included in note 1 of the Consolidated Financial Statements, the Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and investments. At March 31, 2018, we had $77.9 million in cash and cash equivalents. A majority of our cash and cash equivalents and investments generates interest income based on prevailing interest rates.

A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments. It would also impact the market value of our investments. Our investments are subject to market risk, primarily interest rate and credit risk. Our investments are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our investments to high-quality debt instruments with both short and long term maturities. We do not hold any derivative financial instruments that could expose us to significant market risk. At March 31, 2018, we had no debt obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PETMED EXPRESS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

PetMed Express, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PetMed Express, Inc. and its subsidiaries (the Company) as of March 31, 2018 and 2017, the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated May 29, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2007.

West Palm Beach, Florida

May 29, 2018

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for per share amounts)

	March 31,	March 31,
	2018	2017
ASSETS

Current assets:
Cash and cash equivalents	$77,936	$58,730
Accounts receivable, less allowance for doubtful accounts of $35 and $27, respectively	2,292	1,808
Inventories - finished goods	23,337	20,228
Prepaid expenses and other current assets	882	1,019
Prepaid income taxes	788	-

Total current assets	105,235	81,785

Noncurrent assets:
Property and equipment, net	28,741	30,164
Intangible assets	860	860

Total noncurrent assets	29,601	31,024

Total assets	$134,836	$112,809

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$15,274	$15,221
Accrued expenses and other current liabilities	2,835	2,475
Income taxes payable	-	659

Total current liabilities	18,109	18,355

Deferred tax liabilities	996	1,088

Total liabilities	19,105	19,443

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 5,000 shares authorized; 3 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized; 20,601 and 20,526 shares issued and outstanding, respectively	21	21
Additional paid-in capital	9,381	6,806
Retained earnings	106,320	86,530

Total shareholders' equity	115,731	93,366

Total liabilities and shareholders' equity	$134,836	$112,809

See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except for per share amounts)

	Year Ended March 31,
	2018	2017	2016

Sales	$273,800	$249,176	$234,684
Cost of sales	175,993	169,862	158,388

Gross profit	97,807	79,314	76,296

Operating expenses:
General and administrative	24,290	22,799	21,301
Advertising	19,255	17,663	21,837
Depreciation	2,126	1,369	770
Total operating expenses	45,671	41,831	43,908

Income from operations	52,136	37,483	32,388

Other income (expense):
Interest income, net	658	141	190
Realized loss on sale of short term investments	-	-	(74)
Other, net	995	300	63
Total other income	1,653	441	179

Income before provision for income taxes	53,789	37,924	32,567

Provision for income taxes	16,506	14,105	12,000

Net income	$37,283	$23,819	$20,567

Net change in unrealized gain on short term investments	-	-	54

Comprehensive income	$37,283	$23,819	$20,621

Net income per common share:
Basic	$1.83	$1.18	$1.02
Diluted	$1.82	$1.17	$1.02

Weighted average number of common shares outstanding:
Basic	20,346	20,232	20,124
Diluted	20,433	20,378	20,254

Cash dividends declared per common share	$0.85	$0.76	$0.72

See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Fiscal years ended March 31, 2016, March 31, 2017, and March 31, 2018
(In thousands)

	Convertible		Common		Additional		Other
	Preferred Stock		Stock		Paid-In	Retained	Comprehensive
	Shares	Amounts	Shares	Amounts	Capital	Earnings	Gain	Total

Balance, March 31, 2015	3	$9	20,262	$20	$3,117	$72,343	$(54)	$75,435

Issuance of restricted stock, net	-	-	185	-	-	-	-	-

Share based compensation	-	-	-	-	1,612	-	-	1,612

Dividends declared	-	-	-	-	-	(14,615)	-	(14,615)

Excess tax benefit related to stock compensation	-	-	-	-	142	-	-	142

Net income	-	-	-	-	-	20,567	20,567	20,567

Other comprehensive gain:
Net change in unrealized gain on short term investments							54	54

Total comprehensive income							20,621	-

Balance, March 31, 2016	3	9	20,447	20	4,871	78,295	-	83,195

Issuance of restricted stock, net	-	-	79	1	-	-	-	1

Share based compensation	-	-	-	-	1,935	-	-	1,935

Dividends declared	-	-	-	-	-	(15,584)	-	(15,584)

Net income	-	-	-	-	-	23,819	23,819	23,819

Balance, March 31, 2017	3	9	20,526	21	6,806	86,530	-	93,366

Issuance of restricted stock, net	-	-	75	-	-	-	-	-

Share based compensation	-	-	-	-	2,575	-	-	2,575

Dividends declared	-	-	-	-	-	(17,493)	-	(17,493)

Net income	-	-	-	-	-	37,283	37,283	37,283

Balance, March 31, 2018	3	$9	20,601	$21	$9,381	$106,320	$-	$115,731

 See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	March 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$37,283	$23,819	$20,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,126	1,369	770
Share based compensation	2,575	1,935	1,612
Deferred income taxes	(92)	1,951	(23)
Bad debt expense	112	421	260
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Accounts receivable	(596)	(505)	(53)
Inventories - finished goods	(3,109)	5,358	(518)
Prepaid income taxes	(788)	243	(243)
Prepaid expenses and other current assets	137	1,416	(1,055)
Accounts payable	53	10,217	(149)
Accrued expenses and other current liabilities	337	321	(65)
Income taxes payable	(659)	659	(50)
Net cash provided by operating activities	37,379	47,204	21,053

Cash flows from investing activities:
Proceeds from sale of short term investments	-	-	15,591
Net change in investments	-	-	54
Purchases of property and equipment	(703)	(10,604)	(20,130)
Net cash used in investing activities	(703)	(10,604)	(4,485)

Cash flows from financing activities:
Dividends paid	(17,470)	(15,509)	(14,684)
Excess tax benefit related to stock compensation	-	-	142
Net cash used in financing activities	(17,470)	(15,509)	(14,542)

Net increase in cash and cash equivalents	19,206	21,091	2,026

Cash and cash equivalents, at beginning of year	58,730	37,639	35,613

Cash and cash equivalents, at end of year	$77,936	$58,730	$37,639

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$18,046	$11,373	$12,173

Dividends payable in accrued expenses	$240	$217	$143

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

Organization

PetMed Express, Inc. and subsidiaries, d/b/a 1-800-PetMeds (the “Company”), is a leading nationwide pet pharmacy. The Company markets prescription and non-prescription pet medications, health products, and supplies for dogs and cats, direct to the consumer. The Company markets its products through national advertising campaigns, which aim to increase the recognition of the “1-800-PetMeds” brand name and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases. The majority of all of the Company's sales are to residents in the United States. The Company’s corporate headquarters and distribution facility are located in Delray Beach, Florida. The Company's fiscal year end is March 31, and references herein to fiscal 2018, 2017, or 2016 refer to the Company's fiscal years ended March 31, 2018, 2017, and 2016, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Revenue Recognition

The Company generates revenue by selling pet medication products and pet supplies mainly to retail consumers. The Company’s policy is to recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the customer. Outbound shipping and handling fees are included in sales and are billed upon shipment. Shipping expenses are included in cost of sales. The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize the accounts receivable balances relative to sales. We recognize revenue once all of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery of our obligations to our customer has occurred; (3) the price is fixed or determinable; and (4) collectability of the related receivable is reasonably assured. The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from the customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the uncollectability of accounts receivable by analyzing historical bad debts and current economic trends. At March 31, 2018 and 2017, the allowance for doubtful accounts was approximately $35,000 and $27,000, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2018 and 2017 consisted of the Company’s cash accounts and money market accounts with a maturity of three months or less. The carrying amount of cash equivalents approximates fair value. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

Inventories

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or net realizable value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. The inventory reserve was approximately $58,000 and $51,000 at March 31, 2018 and 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies (Continued)

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Our building is being depreciated over a period of thirty years. The furniture, fixtures, equipment, and computer software are being depreciated over periods ranging from three to ten years. Leasehold improvements and assets under capital lease agreements are amortized over the shorter of the underlying lease agreement or the useful life of the asset.

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of the asset to the undiscounted cash flows expected to be generated from the asset.

Intangible Assets

The intangible assets consist of a toll-free telephone number and an internet domain name. In accordance with the ASC Topic 350 (“Goodwill and Other Intangible Assets”) the intangible assets are not being amortized, and are subject to an annual review for impairment.

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

Business Concentrations

The Company purchases its products from a variety of sources, including certain manufacturers, domestic distributors, and wholesalers. We have multiple suppliers for each of our products to obtain the lowest cost. There were four suppliers from whom we purchased approximately 50% of all products in both fiscal 2018 and fiscal 2017.

Accounting for Share Based Compensation

The Company records compensation expense associated with restricted stock in accordance with ASC Topic 718 (“Share Based Payment”). The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of general and administrative expenses.

Comprehensive Income

The Company applies ASC Topic 220 (“Reporting Comprehensive Income”) which requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. For the fiscal years ended March 31, 2018 and 2017 the Company had no unrealized gains or losses. For the fiscal year ended March 31, 2016 the Company recorded an unrealized gain of $54,000 on its short term investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies (Continued)

The following is a summary of our comprehensive income (in thousands):

	March 31,
	2018	2017	2016

Net income	$37,283	$23,819	$20,567
Change in unrealized gain on short term investments, net of taxes	-	-	54

Comprehensive income	$37,283	$23,819	$20,621

Income Taxes

The Company accounts for income taxes under the provisions of ASC Topic 740 (“Accounting for Income Taxes”) which generally requires the recognition of deferred tax assets and liabilities for the expected future tax benefits or consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting carrying values and the tax bases of assets and liabilities, and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse. As required by “Accounting for Uncertainty in Income Taxes” guidance, which clarifies ASC Topic 740, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the Consolidated Financial Statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applies “Accounting for Uncertainty in Income Taxes” guidance to all tax positions for which the statute of limitations remains open. The Company files tax returns in the U.S. federal jurisdiction and Florida and Virginia.  With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years ending March 31, 2012, or earlier. Any interest and penalties related to income taxes will be recorded to other income (expenses).

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers” (ASC 606). ASC 606 clarifies the accounting for revenue arising from contracts with customers and specifies the disclosures that an entity should include in its financial statements. The standard was effective for annual reporting periods beginning after December 15, 2017. During 2016, the FASB issued certain amendments to the standard relating to the principal versus agent guidance, accounting for licenses of intellectual property and identifying performance obligations as well as the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. The effective date and transition requirements for these amendments are the same as those of the original ASU. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method).

The Company will adopt ASC 606 using the modified retrospective method on April 1, 2018. In preparation for adoption of the standard, the Company has identified its revenues streams and measured the impact of implementing this guidance. The Company has evaluated each of the five steps in ASC 606, which are as follows: 1) Identify the contract with the customer; 2) Identify the performance obligations in the contract; 3) Determine the transaction price; 4) Allocate the transaction price to the performance obligations; and 5) Recognize revenue when performance obligations are satisfied.

The Company does not expect reported revenue to be affected materially in any period due to the adoption of ASC 606 as: (1) we expect to identify similar performance obligations under ASC 606 as compared with deliverables and separate units of account previously identified; (2) we have determined the transaction price to be consistent; and (3) we record revenue at the same point in time, upon shipment under both ASC 605 and ASC 606.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies (Continued)

There are also certain considerations related to accounting policies, business processes and internal control over financial reporting that are associated with implementing ASC 606. The Company has evaluated its policies, processes, and control framework for revenue recognition, and identified and implemented the changes needed in response to the new guidance.

Lastly, disclosure requirements under ASC 606 have been significantly expanded in comparison to the disclosure requirements under ASC 605, including disclosures related to disaggregation of revenue into appropriate categories, performance obligations, significant judgments made in revenue recognition determinations, adjustments to revenue that relate to activities from previous quarters or years, any significant reversals of revenue, and costs to obtain or fulfill contracts. We have designed and implemented the appropriate controls over gathering and reporting the information as required under ASC 606, in order to support the expanded disclosure requirements.

In February 2016, the FASB issued guidance on leases which supersedes the current lease guidance. The core principle requires lessees to recognize the assets and liabilities that arise from nearly all leases in the statement of financial position. Accounting applied by lessors will remain largely consistent with previous guidance, additional changes set to align lessor accounting with the revised lessee model and the FASB’s revenue recognition guidance. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements. We do not expect the standard to have a material impact on our consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

(2)	Property and Equipment

Major classifications of property and equipment consist of the following (in thousands):

	March 31,
	2018	2017
Building	$14,997	$14,988
Land	3,700	3,700
Building improvements	2,807	2,592
Computer software	5,504	5,068
Furniture, fixtures and equipment	7,906	7,863
	34,914	34,211
Less: accumulated depreciation	(6,173)	(4,047)
Property and equipment, net	$28,741	$30,164

(3)	Valuation and Qualifying Accounts

Activity in the Company's valuation and qualifying accounts consists of the following (in thousands):

	Year Ended March 31,
	2018	2017	2016
Allowance for doubtful accounts:
Balance at beginning of period	$27	$13	$8
Provision for doubtful accounts	112	421	260
Write-off of uncollectible accounts receivable	(104)	(407)	(255)

Balance at end of year	$35	$27	$13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)	Accrued Expenses and Other Current Liabilities

Major classifications of accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,
	2018	2017
Accrued sales tax	$449	$450
Accrued credit card fees	381	364
Accrued salaries and benefits	966	639
Accrued professional expenses	320	245
Accrued sales return allowance	191	180
Accrued dividends payable	240	217
Accrued real estate taxes	87	236
Other accrued liabilities	201	144

Accrued expenses and other current liabilities	$2,835	$2,475

(5)	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	March 31,
	2018	2017
Deferred tax assets:
Accrued expenses	$346	$474
Deferred stock compensation	353	334
Bad debt and inventory reserves	22	29

Total deferred tax assets	721	837

Deferred tax liabilities:
Property and equipment	1,717	1,925

Total net deferred taxes	$(996)	$(1,088)

At March 31, 2018, the Company had no federal net operating loss carryforwards.

The components of the income tax provision consist of the following (in thousands):

	Year Ended March 31,
	2018	2017	2016
Current taxes
Federal	$15,012	$11,095	$10,982
State	1,586	1,059	1,041
Total current taxes	16,598	12,154	12,023

Deferred taxes
Federal	(83)	1,781	(21)
State	(9)	170	(2)
Total deferred taxes	(92)	1,951	(23)

Total provision for income taxes	$16,506	$14,105	$12,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)	Income Taxes (Continued)

The reconciliation of income tax provision computed at the U.S. federal statutory tax rates to income tax expense is as follows (in thousands):

	Year Ended March 31,
	2018	2017	2016
Income taxes at U.S. statutory rates	$16,943	$13,274	$11,399
State income taxes, net of federal tax benefit	1,078	858	675
Restricted stock windfall adjustment	(1,086)
Reduction of deferred tax liability due to rate reduction		(430)
Permanent differences	1	1	(23)
Other	-	(28)	(51)
Total provision for income taxes	$16,506	$14,105	$12,000

The 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law on December 22, 2017.  The 2017 Tax Act made a significant number of changes to the existing U.S. Internal Revenue Code, including a permanent reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. In accordance with SEC Staff Bulletin No. 118, fiscal year end companies were required to determine the appropriate blended rate to apply based on their respective fiscal year end dates. Therefore, instead of applying a 35.0% federal tax rate for the fiscal year ended March 31, 2018, the Company applied a blended federal rate of 31.5%. This blended rate was applied to fiscal 2018, resulting in a tax benefit of approximately $1.9 million. As a result, the Company recorded a provisional income tax benefit of $430,000 related to the re-measurement of deferred tax assets and liabilities resulting from the reduction of the federal corporate tax rate.  The Company also recognized a stock compensation windfall benefit of $1.1 million, and recognized a one-time net benefit of $150,000 related to a return to provision true up of the fiscal 2017 income tax provision.

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

	Year Ended March 31,
	2018	2017	2016
Net income (numerator):
Net income	$37,283	$23,819	$20,567
Shares (denominator)
Weighted average number of common shares outstanding used in basic computation	20,346	20,232	20,124
Common shares issuable upon the vesting of restricted stock	77	136	120
Common shares issuable upon conversion of preferred shares	10	10	10
Shares used in diluted computation	20,433	20,378	20,254
Net income per common share:
Basic	$1.83	$1.18	$1.02
Diluted	$1.82	$1.17	$1.02

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)	Net Income Per Share (Continued)

At March 31, 2018, 77,350 shares of common restricted stock were excluded from the computations of diluted net income per common share, as their inclusion would have had an anti-dilutive effect on diluted net income per common share. At March 31, 2017 and 2016, all restricted stock was included in the diluted net income per common share computation.

(7)	Shareholders’ Equity

Preferred Stock

In April 1998, the Company issued 250,000 shares of its $.001 par value preferred stock at a price of $4.00 per share, less issuance costs of $112,187. Each share of the preferred stock is convertible into approximately 4.05 shares of common stock at the election of the shareholder. The shares have a liquidation value of $4.00 per share and may pay dividends at the sole discretion of the Company. The Company does not anticipate paying dividends to the preferred shareholders in the foreseeable future. Each share of preferred stock is entitled to one vote on all matters submitted to a vote of shareholders of the Company. At March 31, 2018 and 2017, 2,500 shares of the convertible preferred stock remained unconverted and outstanding.

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

There can be no assurances as to the precise number of shares that will be repurchased under the share repurchase plan, and the Company may discontinue the share repurchase plan at any time subject to compliance with applicable regulatory requirements. Shares purchased pursuant to the share repurchase plan will either be cancelled or held in the Company's treasury. During both fiscal 2018 and 2017 the Company had no share repurchases. At March 31, 2018 the Company had approximately $10.2 million remaining under the Company’s share repurchase plan.

Dividends

On May 9, 2016, the Company’s Board of Directors increased the quarterly dividend to $0.19 per share, then on May 8, 2017 the Company’s Board of Directors increased the quarterly dividend to $0.20 per share, and then on January 22, 2018 the Company’s Board of Directors increased the quarterly dividend to $0.25 per share, on its common stock. The Company intends to continue to pay regular quarterly dividends; however the declaration and payment of future dividends is discretionary and will be subject to a determination by the Board of Directors each quarter following its review of the Company’s financial performance.

During fiscal 2018, our Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount (In thousands)	Payment Date

May 8, 2017	$0.20	May 19, 2017	$4,105	May 26, 2017
July 24, 2017	$0.20	August 7, 2017	$4,121	August 18, 2017
October 23, 2017	$0.20	November 6, 2017	$4,121	November 17, 2017
January 22, 2018	$0.25	February 5, 2018	$5,150	February 16, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)	Restricted Stock

On July 28, 2006, the Company received shareholder approval for the adoption of the 2006 Employee Equity Compensation Restricted Stock Plan (the “2006 Employee Plan”) and the 2006 Outside Director Equity Compensation Restricted Stock Plan (the “2006 Director Plan”). The purpose of the plans was to promote the interests of the Company by securing and retaining both employees and outside directors. The Company had reserved 1.0 million shares of common stock for issuance under the Employee Plan, and 200,000 shares of common stock for issuance under the Director Plan. In July 2012, the Company received shareholder approval to ratify the amendment to the Company’s Director Plan passed by the Board of Directors to increase the number of shares available for issuance under the Director Plan from 200,000 to 400,000. Additionally, the Company received shareholder approval to ratify the amendment passed by the Board of Directors to provide for a 10% automatic increase every year in the amount of shares available for issuance under both of the plans.

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

The Company had 974,609 restricted common shares issued under the 2006 Employee Plan, 47,350 restricted common shares issued under the 2016 Employee Plan, 272,000 restricted common shares issued under the 2006 Director Plan, and 60,000 restricted common shares issued under the 2015 Director Plan at March 31, 2018. All shares were issued subject to a restriction or forfeiture period which will lapse ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period. For the fiscal years ended March 31, 2018, 2017, and 2016, the Company recognized compensation expense related to the Employee and Director Plans of $2.6 million, $1.9 million, and $1.6 million, respectively.

A summary of the Company’s non-vested restricted stock at March 31, 2018 is as follows:

	Employee Plan Number of Shares (In thousands)	Director Plan Number of Shares (In thousands)	Both Plans Number of Shares (In thousands)

Non-vested restricted stock outstanding at March 31, 2017	172	60	232

Restricted stock granted	49	30	79

Restricted stock vested	(84)	(30)	(114)

Restricted stock forfeited or expired	(4)	-	(4)

Non-vested restricted stock outstanding at March 31, 2018	133	60	193

At March 31, 2018 and 2017, there were 192,968 and 232,253, non-vested restricted stock shares outstanding, respectively. During the fiscal years ended March 31, 2018 and 2017, the Company issued, net of forfeitures, 75,081 and 78,582 restricted shares, respectively. At March 31, 2018 and 2017, there were $4.4 million and $3.3 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the remaining weighted average vesting period of 1.5 years and 1.8 years for fiscal 2018 and 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)	Fair Value Measurements

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company’s cash equivalents are classified within Level 1. At March 31, 2018 and 2017 the Company had invested the majority of its cash and cash equivalents balance in money market funds (level 1).

(10)	Commitments and Contingencies

Legal Matters and Routine Proceedings

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

Employment Agreements

On January 29, 2016, the Company amended the existing Executive Employment Agreement of Menderes Akdag, the Company’s President, Chief Executive Officer, and Director, and entered into Amendment No. 5 to the Executive Employment Agreement with Mr. Akdag. The Agreement amended certain provisions of the Executive Employment Agreement as follows: the term of the Agreement was for three years, commencing on March 16, 2016; Mr. Akdag’s salary was increased to $600,000 per year throughout the term of the Agreement, and Mr. Akdag was granted 120,000 shares of restricted stock. The restricted stock was granted on March 16, 2016, in accordance with the Company’s 2006 Employee Equity Compensation Restricted Stock Plan and the restrictions lapse ratably over a three-year period.

Operating Leases

Prior to its move to Delray Beach, FL, the Company leased its 65,300 square foot executive offices, warehouse facility, and customer service and pharmacy contact centers under a non-cancelable operating lease in Pompano Beach, Florida. The Company was responsible for certain maintenance costs, taxes, and insurance under this lease. Rent expense was $519,000 and $781,000 for the fiscal years ended March 31, 2017 and 2016, respectively. The Company relocated to the Delray Beach property in the quarter ended December 31, 2016, therefore eliminating any future rent payments subsequent to December 1, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)	Commitments and Contingencies (Continued)

Upon acquisition of the Delray Beach property in January 2016, 48% of the property, approximately 88,000 square feet of the property was leased to two tenants. At March 31, 2018, the leases with these two tenants had a remaining weighted average lease term of 2.0 years. The Company recorded approximately $604,000 and $586,000 in rental revenue in fiscal 2018 and 2017, respectively, which was included in other income. The Company expects to receive the following future lease payments over the next three years: $622,000 in fiscal 2019; $484,000 in fiscal 2020; and $97,000 in fiscal 2021.

(11)	Employee Benefit Plan

The Company maintains a 401(k) Savings Plan for eligible employees.  The plan is a defined contribution plan that is administered by the Company. All regular, full-time employees are eligible for voluntary participation upon completing one year of service and having attained the age of 21.  The plan provides for growth in savings through contributions and income from investments.  It is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Plan participants are allowed to contribute a specified percentage of their base salary. In 2006, the Company approved a matching contribution which is funded subsequent to the calendar year. During the fiscal years ended March 31, 2018, 2017, and 2016, the Company charged $166,000, $181,000, and $177,000, respectively, of 401(k) matching contribution and administration expense to general and administrative expenses.

(12)	Subsequent Events

On May 7, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.25 per share on its common stock. The $5.2 million dividend was paid on May 25, 2018, to shareholders of record at the close of business on May 18, 2018.

(13)	Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data for fiscal 2018 and 2017 is as follows (in thousands, except for per share amounts):

Quarter Ended:	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018

Sales	$79,657	$66,711	$60,110	$67,322
Gross Profit	$27,465	$23,479	$21,944	$24,919
Income from operations	$14,416	$12,248	$11,468	$14,004
Net income	$9,276	$8,760	$9,064	$10,183
Diluted net income per common share	$0.45	$0.43	$0.44	$0.50

Quarter Ended:	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017

Sales	$72,487	$60,791	$52,866	$63,032
Gross Profit	$22,452	$18,064	$16,643	$22,155
Income from operations	$10,400	$7,731	$7,655	$11,697
Net income	$6,594	$4,899	$4,823	$7,503
Diluted net income per common share	$0.32	$0.24	$0.24	$0.37

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

The Audit Committee (“Committee”) of our Company’s Board of Directors, comprised solely of Directors who are independent in accordance with the requirements of The NASDAQ Stock Market LLC listing standards, the Exchange Act and the Company’s Corporate Governance Guidelines, meets with the independent auditors and management periodically to discuss internal control over financial reporting, and auditing and financial reporting matters. The Committee reviews with the independent auditors the scope and results of the audit effort. The Committee also meets periodically with the independent auditors without management present to ensure that the independent auditors have free access to the Committee. Our Audit Committee’s Report can be found in the Company’s 2018 Proxy Statement.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework - 2013. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of March 31, 2018.

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

/s/ Menderes Akdag

Menderes Akdag

President, Chief Executive Officer, Director

May 29, 2018

/s/ Bruce S. Rosenbloom

Bruce S. Rosenbloom

Chief Financial Officer

May 29, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
PetMed Express, Inc. and subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited PetMed Express, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  In our opinion, the Company maintained , in all material respects, effective internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated May 29, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

West Palm Beach, Florida
May 29, 2018

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2018, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date, that our disclosure controls and procedures were effective such that the information relating to PetMed Express, Inc., including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2018 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective, as of March 31, 2018, as stated in our report which is included herein. Our internal control over financial reporting as of March 31, 2018 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fourth quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2018, relating to our 2018 Annual Meeting of Stockholders to be held on July 27, 2018, and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2018, relating to our 2018 Annual Meeting of Stockholders to be held on July 27, 2018, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item (other than information required by Item 201(d) of Regulation S-K with respect to equity compensation plans, which is set forth under Item 5. in this Annual Report on Form 10-K) will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2018, relating to our 2018 Annual Meeting of Stockholders to be held on July 27, 2018, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2018, relating to our 2018 Annual Meeting of Stockholders to be held on July 27, 2018, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2018, relating to our 2018 Annual Meeting of Stockholders to be held on July 27, 2018, and is incorporated herein by reference.

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

3.3	First Amended and Restated By-Laws of PetMed Express, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed February 3, 2017).

(4) Instruments Defining the Rights of Security Holders

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 10-SB, File No. 000-28827, filed January 10, 2000).

(10) Material Contracts

10.1	Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 10 of the Registrant’s Form 8-K filed March 30, 2001).

10.2	Agreement for the Sale and Leaseback of the Land and Building (incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed June 14, 2001).

10.3	Amendment Number 1 to Executive Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed March 18, 2004).

10.4	Amendment Number 2 to Executive Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed February 28, 2007).

10.5

Amended and Restated 2006 Employee Equity Compensation Restricted Stock Plan (incorporated by reference to Exhibit B of our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders filed June 15, 2012).

10.5.1

Form of Restricted Stock Agreement used for grants of restricted stock under the Amended and Restated 2006 Employee Equity Compensation Restricted Stock Plan (incorporated by reference to Exhibit 10.5.1 of the Registrant’s Form 10-K for the year ended March 31, 2017 filed May 23, 2017).*

10.6

Amended and Restated 2006 Outside Director Equity Compensation Restricted Stock Plan (incorporated by reference to Exhibit A of our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders filed June 15, 2012).

10.6.1

Form of Restricted Stock Agreement used for grants of restricted stock under the Amended and Restated 2006 Outside Director Equity Compensation Restricted Stock Plan (incorporated by reference to Exhibit 10.6.1 of the Registrant’s Form 10-K for the year ended March 31, 2017 filed May 23, 2017).*

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

10.10.1

Form of Restricted Stock Agreement used for grants of restricted stock under the Amended and Restated 2015 Outside Director Equity Compensation Restricted Stock Plan (incorporated by reference to Exhibit 10.10.1 of the Registrant’s Form 10-K for the year ended March 31, 2017 filed May 23, 2017).*

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

10.14

Amendment No. 1 to Offer Letter with Bruce Rosenbloom, Chief Financial Officer (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2017, filed October 31, 2017).

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

ITEM 16. FORM 10–K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 29, 2018

PETMED EXPRESS, INC. (the “registrant”)

By: /s/ Menderes Akdag
Menderes Akdag Chief Executive Officer and President (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on May 29, 2018.

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