Form 10-Q
period 2018-06-30
PETMED EXPRESS INC
filed 2018-07-31
CIK 1040130

UNITED STATES

securities and exchange commission

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,685,555 Common Shares, $.001 par value per share at July 31, 2018.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share amounts)

	June 30,	March 31,
	2018	2018
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$94,561	$77,936
Accounts receivable, less allowance for doubtful accounts of $37 and $35, respectively	2,431	2,292
Inventories - finished goods	25,046	23,337
Prepaid expenses and other current assets	1,278	882
Prepaid income taxes	-	788
Total current assets	123,316	105,235

Noncurrent assets:
Property and equipment, net	28,491	28,741
Intangible assets	860	860
Total noncurrent assets	29,351	29,601

Total assets	$152,667	$134,836

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$21,182	$15,274
Accrued expenses and other current liabilities	3,526	2,835
Income taxes payable	3,247	-
Total current liabilities	27,955	18,109

Deferred tax liabilities	831	996

Total liabilities	28,786	19,105

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 5,000 shares authorized; 3 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized; 20,601 and 20,601 shares issued and outstanding, respectively	21	21
Additional paid-in capital	10,100	9,381
Retained earnings	113,751	106,320

Total shareholders' equity	123,881	115,731

Total liabilities and shareholders' equity	$152,667	$134,836

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except for per share amounts)(Unaudited)

	Three Months Ended
	June 30,
	2018	2017

Sales	$87,390	$79,657
Cost of sales	57,436	52,192

Gross profit	29,954	27,465

Operating expenses:
General and administrative	6,934	6,226
Advertising	6,707	6,292
Depreciation	556	531
Total operating expenses	14,197	13,049

Income from operations	15,757	14,416

Other income:
Interest income, net	379	83
Other, net	317	241
Total other income	696	324

Income before provision for income taxes	16,453	14,740

Provision for income taxes	3,871	5,464

Net income	$12,582	$9,276

Comprehensive income	$12,582	$9,276

Net income per common share:
Basic	$0.62	$0.46
Diluted	$0.62	$0.45

Weighted average number of common shares outstanding:
Basic	20,408	20,293
Diluted	20,449	20,448

Cash dividends declared per common share	$0.25	$0.20

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

condensed consolidated statementS of cash flows

(In thousands)(Unaudited)

	Three Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$12,582	$9,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	556	531
Share based compensation	719	494
Deferred income taxes	(165)	(104)
Bad debt expense	32	28
(Increase) decrease in operating assets and increase in liabilities:
Accounts receivable	(171)	(279)
Inventories - finished goods	(1,709)	(2,804)
Prepaid income taxes	788	-
Prepaid expenses and other current assets	(396)	(494)
Accounts payable	5,908	984
Accrued expenses and other current liabilities	643	696
Income taxes payable	3,247	5,568
Net cash provided by operating activities	22,034	13,896

Cash flows from investing activities:
Purchases of property and equipment	(306)	(43)
Net cash used in investing activities	(306)	(43)

Cash flows from financing activities:
Dividends paid	(5,103)	(4,058)
Net cash used in financing activities	(5,103)	(4,058)

Net increase in cash and cash equivalents	16,625	9,795
Cash and cash equivalents, at beginning of period	77,936	58,730

Cash and cash equivalents, at end of period	$94,561	$68,525

Supplemental disclosure of cash flow information:

Dividends payable in accrued expenses	$288	$263

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Summary of Significant Accounting Policies

Organization

PetMed Express, Inc. and subsidiaries, d/b/a 1-800-PetMeds (the “Company”), is a leading nationwide pet pharmacy. The Company markets prescription and non-prescription pet medications, health products, and supplies for dogs and cats, direct to the consumer. The Company offers consumers an attractive alternative for obtaining pet medications in terms of convenience, price, and speed of delivery. The Company markets its products through national advertising campaigns, which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases. The majority of the Company’s sales are to residents in the United States. The Company’s corporate headquarters and distribution facility is located in Delray Beach, Florida. The Company’s fiscal year end is March 31, and references herein to fiscal 2019 or fiscal 2018 refer to the Company's fiscal years ending March 31, 2019 and 2018, respectively.

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at June 30, 2018, the Statements of Comprehensive Income for the three months ended June 30, 2018 and 2017, and Cash Flows for the three months ended June 30, 2018 and 2017. The results of operations for the three months ended June 30, 2018 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2019. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2018. The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated upon consolidation.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASC 606”). ASC 606 clarifies the accounting for revenue arising from contracts with customers and specifies the disclosures that an entity should include in its financial statements. During 2016, the FASB issued certain amendments to the standard relating to the principal versus agent guidance, accounting for licenses of intellectual property and identifying performance obligations as well as the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. The Company adopted ASC 606 using the modified retrospective method on April 1, 2018. Therefore, the comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The Company evaluated only contracts not completed at the date of initial application for each of the five steps in ASC 606, which are as follows: 1) Identify the contract with the customer; 2) Identify the performance obligations in the contract; 3) Determine the transaction price; 4) Allocate the transaction price to the performance obligations; and 5) Recognize revenue when (or as) performance obligations are satisfied. The effect of initially applying ASC 606 did not result in an opening balance adjustment to retained earnings or any other Balance Sheet accounts because the Company: (1) identified similar performance obligations under ASC 606 as compared with deliverables and separate units of account previously identified; (2) determined the transaction price to be consistent; and (3) concluded that revenue is recorded at the same point in time, upon shipment under both ASC 605 and ASC 606. Additionally, the Company concluded that the accounting for fulfillment costs or costs incurred to obtain a contract is unchanged by the adoption of ASC 606. The adoption of ASC 606 did not require significant changes in our internal controls and procedures over financial reporting and disclosures. However, we made enhancements to existing internal controls and procedures to ensure compliance with the new guidance.

In February 2016, the FASB issued guidance on leases which supersedes the current lease guidance. The core principle requires lessees to recognize the assets and liabilities that arise from nearly all leases in the statement of financial position. Accounting applied by lessors will remain largely consistent with previous guidance. Additional changes are expected to align lessor accounting with the revised lessee model and the FASB’s revenue recognition guidance. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements. We do not expect the standard to have a material impact on our consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Note 2: Revenue Recognition

The Company generates revenue by selling pet medication products and pet supplies mainly to retail customers. Certain pet supplies offered on the Company’s website are drop shipped to customers. The Company considers itself the principal in the arrangement because the Company controls the specified good before it is transferred to the customer. Revenue contracts contain one performance obligation, which is delivery of the product; customer care and support is deemed not to be a material right to the contract. The transaction price is adjusted at the date of sale for any applicable sales discounts and an estimate of product returns, which are estimated based on historical patterns, however not considered a key judgment. There are no amounts excluded from variable consideration. Revenue is recognized when control transfers to the customer at the point in time in which shipment of the product occurs. This key judgment is determined as the shipping point represents the point in time in which the Company has a present right to payment, title has transferred to the customer, and the customer has assumed the risks and rewards of ownership. Outbound shipping and handling fees are an accounting policy election, and are included in sales as the Company considers itself the principal in the arrangement given responsibility for supplier selection and discretion over pricing. Shipping costs associated with outbound freight after control over a product has transferred to a customer are an accounting policy election and are accounted for as fulfillment costs and are included in cost of sales.

The Company disaggregates revenue in the following two categories: (1) Reorder revenue vs new order revenue, and (2) Internet revenue vs. contact center revenue. The following table illustrates revenue by various classifications:

Three Months Ended June 30,
Revenue (In thousands)	2018	%	2017	%	$ Variance	% Variance

Reorder Sales	$71,501	81.8%	$64,465	80.9%	$7,036	10.9%
New Order Sales	15,889	18.2%	15,192	19.1%	697	4.6%

Total Net Sales	$87,390	100.0%	$79,657	100.0%	$7,733	9.7%

Internet Sales	$74,320	85.0%	$66,647	83.7%	$7,673	11.5%
Contact Center Sales	13,070	15.0%	13,010	16.3%	60	0.5%

Total Net Sales	$87,390	100.0%	$79,657	100.0%	$7,733	9.7%

The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize the accounts receivable balances relative to sales. The Company had no material contract asset or contract liability balances as of June 30, 2018 or March 31, 2018.

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

	Three Months Ended June 30,
	2018	2017

Net income (numerator):

Net income	$12,582	$9,276

Shares (denominator):

Weighted average number of common shares outstanding used in basic computation	20,408	20,293
Common shares issuable upon vesting of restricted stock	31	145
Common shares issuable upon conversion of preferred shares	10	10
Shares used in diluted computation	20,449	20,448

Net income per common share:

Basic	$0.62	$0.46
Diluted	$0.62	$0.45

At June 30, 2018, 77,350 shares of common restricted stock were excluded from the computations of diluted net income per common share, as their inclusion would have had an anti-dilutive effect on diluted net income per common share. At June 30, 2017, all common restricted stock was included in the diluted net income per common share computation.

Note 4: Stock-Based Compensation

The Company records compensation expense associated with restricted stock in accordance with ASC Topic 718 (“Share Based Payment”) (ASU 2016-09). The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of general and administrative expenses. The Company had 974,609 restricted common shares issued under the 2006 Employee Equity Compensation Restricted Stock Plan (“2006 Employee Plan”), 47,350 restricted common shares issued under the 2016 Employee Equity Compensation Restricted Stock Plan (“2016 Employee Plan” and collectively referred to with the 2006 Employee Plan as the “Employee Plans”), 272,000 restricted common shares issued under the 2006 Outside Director Equity Compensation Restricted Stock Plan (“2006 Director Plan”), and 60,000 restricted common shares issued under the 2015 Outside Director Equity Compensation Restricted Stock Plan (“2015 Director Plan”, and collectively referred to with the 2006 Director Plan as the “Director Plans”) at June 30, 2018, all shares of which were issued subject to a restriction or forfeiture period that lapses ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period.

The Company did not issue any shares of restricted stock during the quarter. For the quarters ended June 30, 2018 and 2017, the Company recognized $719,000 and $494,000, respectively, of compensation expense related to the Employee and Director Plans. At June 30, 2018 and 2017, there was $3.7 million and $2.8 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the next three years. At June 30, 2018 and 2017, there were 193,000 and 232,000 non-vested restricted shares, respectively.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. At June 30, 2018, the Company had invested the majority of its $94.6 million cash and cash equivalents balance in money market funds which are classified within level 1.

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

Note 7: Changes in Shareholders’ Equity:

Changes in shareholders’ equity for the three months ended June 30, 2018 is summarized below (in thousands):

	Additional
	Paid-In	Retained
	Capital	Earnings

Beginning balance at March 31, 2018:	$9,381	$106,320
Share based compensation	719	-
Dividends declared	-	(5,151)
Net income	-	12,582

Ending balance at June 30, 2018:	$10,100	$113,751

No shares of treasury stock were purchased or retired in the three months ended June 30, 2018 and 2017.

Note 8: Income Taxes

For the quarters ended June 30, 2018 and 2017, the Company recorded an income tax provision of approximately $3.9 million and $5.5 million, respectively. The effective tax rate for the quarter ended June 30, 2018 was approximately 23.5% compared to 37.1% for the quarter ended June 30, 2017. The decrease in the income tax provision and the effective tax rate for the quarter ended June 30, 2018 are directly related to a decrease in the federal tax rate from 35.0% to 21.0% pursuant to the Tax Cuts and Jobs Act of 2017 (“2017 Act”).

Note 9: Subsequent Events

On July 23, 2018, the Board of Directors declared an increased quarterly dividend of $0.27 per share. The Board established an August 3, 2018 record date and an August 10, 2018 payment date. Based on the outstanding share balance as of July 31, 2018 the Company estimates the dividend payable to be approximately $5.6 million.

On July 27, 2018, the Board of Directors approved the issuance of 47,450 restricted shares to certain employees of the Company, pursuant to the 2016 Employee Plan and the issuance of 37,500 restricted shares to the independent directors, pursuant to the 2015 Director Plan.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Summary

PetMed Express was incorporated in the state of Florida in January 1996. The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “PETS”. The Company began selling pet medications and other pet health products in September 1996. In March 2010 the Company started offering for sale additional pet supplies on its website, and these items are drop shipped to customers by third party vendors. Presently, the Company’s product line includes approximately 3,000 SKUs of the most popular pet medications, health products, and supplies for dogs and cats.

The Company markets its products through national advertising campaigns which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases. Approximately 85% of all sales were generated via the Internet for the quarter ended June 30, 2018, compared to 84% for the quarter ended June 30, 2017. The Company’s sales consist of products sold mainly to retail consumers. The three-month average purchase was approximately $90 and $87 per order for the quarters ended on June 30, 2018 and 2017, respectively.

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

Revenue recognition

The Company generates revenue by selling pet medication products and pet supplies mainly to retail customers. Certain pet supplies offered on the Company’s website are drop shipped to customers. The Company considers itself the principal in the arrangement because the Company controls the specified good before it is transferred to the customer. Revenue contracts contain one performance obligation, which is delivery of the product; customer care and support is deemed not to be a material right to the contract. The transaction price is adjusted at the date of sale for any applicable sales discounts and an estimate of product returns, which are estimated based on historical patterns, however not considered a key judgment. There are no amounts excluded from variable consideration. Revenue is recognized when control transfers to the customer at the point in time in which shipment of the product occurs. This key judgment is determined as the shipping point represents the point in time in which the Company has a present right to payment, title has transferred to the customer, and the customer has assumed the risks and rewards of ownership.

Outbound shipping and handling fees are an accounting policy election, and are included in sales as the Company considers itself the principal in the arrangement given responsibility for supplier selection and discretion over pricing. Shipping costs associated with outbound freight after control over a product has transferred to a customer are an accounting policy election and are accounted for as fulfillment costs and are included in cost of sales. The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize accounts receivable balances relative to sales.

The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the un-collectability of accounts receivable by analyzing historical bad debts and current economic trends. The allowance for doubtful accounts was approximately $37,000 at June 30, 2018, compared to $35,000 at March 31, 2018.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or net realizable value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. The inventory reserve was approximately $63,000 at June 30, 2018 compared to $58,000 at March 31, 2018.

Advertising

The Company's advertising expense consists primarily of Internet marketing and direct mail/print advertising. Internet costs are expensed in the month incurred and direct mail/print advertising costs are expensed when the related brochures and postcards are produced, distributed, or superseded.

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

Results of Operations

The following should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Condensed Consolidated Statements of Comprehensive Income:

	Three Months Ended
	June 30,
	2018	2017

Sales	100.0%	100.0%
Cost of sales	65.7	65.5

Gross profit	34.3	34.5

Operating expenses:
General and administrative	7.9	7.8
Advertising	7.7	7.9
Depreciation	0.7	0.7
Total operating expenses	16.3	16.4

Income from operations	18.0	18.1

Total other income	0.8	0.4

Income before provision for income taxes	18.8	18.5

Provision for income taxes	4.4	6.9

Net income	14.4%	11.6%

Three Months Ended June 30, 2018 Compared With Three Months Ended June 30, 2017

Sales

Sales increased by approximately $7.7 million, or 9.7%, to approximately $87.4 million for the quarter ended June 30, 2018, from approximately $79.7 million for the quarter ended June 30, 2017. The increase in sales for the three months ended June 30, 2018 was primarily due to increased new order and reorder sales. The Company acquired approximately 169,000 new customers for both the quarters ended June 30, 2018 and 2017. The following table illustrates sales by various sales classifications:

Three Months Ended June 30,
Sales (In thousands)	2018	%	2017	%	$ Variance	% Variance

Reorder Sales	$71,501	81.8%	$64,465	80.9%	$7,036	10.9%
New Order Sales	15,889	18.2%	15,192	19.1%	697	4.6%

Total Net Sales	$87,390	100.0%	$79,657	100.0%	$7,733	9.7%

Internet Sales	$74,320	85.0%	$66,647	83.7%	$7,673	11.5%
Contact Center Sales	13,070	15.0%	13,010	16.3%	60	0.5%

Total Net Sales	$87,390	100.0%	$79,657	100.0%	$7,733	9.7%

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

Cost of sales

Cost of sales increased by approximately $5.2 million, or 10.0%, to approximately $57.4 million for the quarter ended June 30, 2018, from approximately $52.2 million for the quarter ended June 30, 2017. The increase in cost of sales is directly related to the increase in sales during the quarter ended June 30, 2018. As a percent of sales, the cost of sales was 65.7% and 65.5% for the quarters ended June 30, 2018 and 2017, respectively. The cost of sales percentage increase is mainly attributed to increased product costs and additional discounts given to customers to increase sales during the quarter.

Gross profit

Gross profit increased by approximately $2.5 million, or 9.1%, to approximately $30.0 million for the quarter ended June 30, 2018, from approximately $27.5 million for the quarter ended June 30, 2017. The increase in gross profit is directly related to the increase in sales during the quarter ended June 30, 2018. Gross profit as a percentage of sales was 34.3% and 34.5% for the quarters ended June 30, 2018 and 2017, respectively. The gross profit percentage decrease is mainly attributed to increased product costs and additional discounts given to customers to increase sales during the quarter.

General and administrative expenses

General and administrative expenses increased by approximately $708,000, or 11.4%, to approximately $6.9 million for the quarter ended June 30, 2018, from approximately $6.2 million for the quarter ended June 30, 2017. The increase in general and administrative expenses for the three months ended June 30, 2018 was primarily due to the following: a $384,000 increase in payroll expenses due to increased sales, with about $157,000 directly related to increased stock compensation expense; a $169,000 increase in bank service fees; an $80,000 increase in professional fees; a $65,000 increase in property expenses; and a $10,000 net increase in other expenses, which includes licenses and fees and travel related expenses.

Advertising expenses

Advertising expenses increased by approximately $415,000, or 6.6%, to approximately $6.7 million for the quarter ended June 30, 2018, from approximately $6.3 million for the quarter ended June 30, 2017. The increase in advertising expenses for the quarter was intended to stimulate sales and acquire new customers. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $40 for the quarter ended June 30, 2018 compared to $37 for the quarter ended June 30, 2017. Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, advertising spending, and price competition. Historically, the advertising environment fluctuates due to supply and demand. A more favorable advertising environment may positively impact future new order sales, whereas a less favorable advertising environment may negatively impact future new order sales.

As a percentage of sales, advertising expense was 7.7% and 7.9% for the quarters ended June 30, 2018 and 2017, respectively. The decrease in advertising expense as a percentage of total sales for the quarter ended June 30, 2018 can be mainly attributed to increased sales. The Company currently anticipates advertising as a percentage of sales to be between approximately 7.0% and 8.0% for fiscal 2019. However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.

Depreciation

Depreciation expense increased by approximately $25,000, to approximately $556,000 for the quarter ended June 30, 2018, compared to approximately $531,000 for the quarter ended June 30, 2017. This increase to depreciation expense for the quarter ended June 30, 2018 can be attributed to an increase in new property and equipment additions during the quarter.

Other income

Other income increased by approximately $372,000, to approximately $696,000 for the quarter ended June 30, 2018 compared to approximately $324,000 for the quarter ended June 30, 2017. The increase to other income for the quarter ended June 30, 2018 is primarily related to increased interest income, with additional increases to rental and advertising revenue. Interest income may decrease in the future as the Company utilizes its cash balances on its share repurchase plan, with approximately $10.2 million remaining as of June 30, 2018, on any quarterly dividend payment, or on its operating activities.

Provision for income taxes

For the quarters ended June 30, 2018 and 2017, the Company recorded an income tax provision of approximately $3.9 million and $5.5 million, respectively. The effective tax rate for the quarter ended June 30, 2018 was approximately 23.5% compared to 37.1% for the quarter ended June 30, 2017. The decrease in the income tax provision and the effective tax rate for the quarter ended June 30, 2018 are directly related to a decrease in the federal tax rate from 35.0% to 21.0% pursuant to the Tax Cuts and Jobs Act of 2017 (“2017 Act”). The Company estimates its effective rate will be approximately 24.0% for fiscal 2019.

Liquidity and Capital Resources

     The Company’s working capital at June 30, 2018 and March 31, 2018 was $95.4 million and $87.1 million, respectively. The $8.3 million increase in working capital was primarily attributable to cash flow generated from operations, offset by dividends paid in the period. Net cash provided by operating activities was $22.0 million and $13.9 million for the three months ended June 30, 2018 and 2017, respectively. This increase is mainly attributed to an increase in net income and a much greater increase in accounts payable for the quarter ended June 30, 2018, compared to the quarter ended June 30, 2017. Net cash used in investing activities increased to $306,000 for the three months ended June 30, 2018, compared to $43,000 used in investing activities for the three months ended June 30, 2017. This change in investing activities is related to increased property additions related to the Company’s new corporate headquarters and distribution facility in Delray Beach, Florida. Net cash used in financing activities was $5.1 million for the quarter ended June 30, 2018 compared to $4.1 million for the quarter ended June 30, 2017, which represented an increase in the dividend paid in the quarter ended June 30, 2018.

At June 30, 2018 the Company had approximately $10.2 million remaining under the Company’s share repurchase plan. On July 23, 2018 our Board of Directors declared an increased $0.27 per share dividend. The Board established an August 3, 2018 record date and an August 10, 2018 payment date. Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan, on quarterly dividends, or on its operating activities.

At June 30, 2018 the Company had no outstanding lease commitments. We are not currently bound by any long or short term agreements for the purchase or lease of capital expenditures. Any material amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Presently, we have approximately $750,000 forecasted for capital expenditures for the remainder of fiscal 2019, which will be funded through cash from operations. The Company’s primary source of working capital is cash from operations. The Company presently has no need for alternative sources of working capital, and has no commitments or plans to obtain additional capital.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at June 30, 2018.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, short term investments, accounts receivable, and accounts payable. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and investments. At June 30, 2018, we had $94.6 million in cash and cash equivalents, and the majority of our cash and cash equivalents and investments generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments. It would also impact the market value of our investments. Our investments are subject to market risk, primarily interest rate and credit risk. Our investments are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our investments to high-quality debt instruments with both short and long term maturities. We do not hold any derivative financial instruments that could expose us to significant market risk. At June 30, 2018, we had no debt obligations.

ITEM 4.   CONTROLS AND PROCEDURES.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended June 30, 2018, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective such that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act: (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers, did not require significant changes in our internal controls and procedures over financial reporting and disclosures. However, we made enhancements to existing internal controls and procedures to ensure compliance with the new guidance.

part ii - other information

ITEM 1.     LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 for additional information concerning these and other uncertainties that could negatively impact the Company.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not make any sales of unregistered securities during the first quarter of fiscal 2019.

Issuer Purchases of Equity Securities

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS

The following exhibits are filed as part of this report.

31.1

Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2018, Commission File No. 000-28827).

31.2

Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2018, Commission File No. 000-28827).

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2018, Commission File No. 000-28827).

signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.
(The “Registrant”)

Date: July 31, 2018

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

JUNE 30, 2018

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

101.CAL***     XBRL Taxonomy Extension Calculation

101.DEF***     XBRL Taxonomy Extension Definition

101.LAB***     XBRL     Taxonomy Extension Labels

101.PRE***     XBRL     Taxonomy Extension Presentation

**                     Filed herewith

***                   XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections