Form 10-Q
period 2018-09-30
PETMED EXPRESS INC
filed 2018-10-30
CIK 1040130

UNITED STATES

securities and exchange commission

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Large accelerated filer☐	Accelerated filer☒
Non-accelerated filer☐	Smaller reporting company☐
(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,673,921 Common Shares, $.001 par value per share at October 30, 2018.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share amounts)

	September 30,	March 31,
	2018	2018
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$87,132	$77,936
Accounts receivable, less allowance for doubtful accounts of $37 and $35, respectively	1,786	2,292
Inventories - finished goods	28,616	23,337
Prepaid expenses and other current assets	976	882
Prepaid income taxes	618	788
Total current assets	119,128	105,235

Noncurrent assets:
Property and equipment, net	28,083	28,741
Intangible assets	860	860
Total noncurrent assets	28,943	29,601

Total assets	$148,071	$134,836

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$14,278	$15,274
Accrued expenses and other current liabilities	2,767	2,835
Total current liabilities	17,045	18,109

Deferred tax liabilities	1,185	996

Total liabilities	18,230	19,105

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 5,000 shares authorized; 3 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized; 20,674 and 20,601 shares issued and outstanding, respectively	21	21
Additional paid-in capital	10,881	9,381
Retained earnings	118,930	106,320

Total shareholders' equity	129,841	115,731

Total liabilities and shareholders' equity	$148,071	$134,836

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

condensed consolidated statementS of COMPREHENSIVE INCOME

(In thousands, except for per share amounts)(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Sales	$71,396	$66,711	$158,786	$146,368
Cost of sales	46,141	43,232	103,577	95,424

Gross profit	25,255	23,479	55,209	50,944

Operating expenses:
General and administrative	6,200	6,178	13,134	12,404
Advertising	5,300	4,526	12,007	10,818
Depreciation	552	527	1,108	1,058
Total operating expenses	12,052	11,231	26,249	24,280

Income from operations	13,203	12,248	28,960	26,664

Other income:
Interest income, net	428	143	807	226
Other, net	255	249	572	490
Total other income	683	392	1,379	716

Income before provision for income taxes	13,886	12,640	30,339	27,380

Provision for income taxes	3,134	3,880	7,005	9,344

Net income	$10,752	$8,760	$23,334	$18,036

Comprehensive income	$10,752	$8,760	$23,334	$18,036

Net income per common share:
Basic	$0.53	$0.43	$1.14	$0.89
Diluted	$0.52	$0.43	$1.14	$0.88

Weighted average number of common shares outstanding:
Basic	20,463	20,349	20,436	20,321
Diluted	20,520	20,437	20,485	20,442

Cash dividends declared per common share	$0.27	$0.20	$0.52	$0.40

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

condensed consolidated statementS of cash flows

(In thousands)(Unaudited)

	Six Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$23,334	$18,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,108	1,058
Share based compensation	1,500	1,146
Deferred income taxes	189	216
Bad debt expense	49	46
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Accounts receivable	457	(250)
Inventories - finished goods	(5,279)	(2,777)
Prepaid income taxes	170	-
Prepaid expenses and other current assets	(94)	(87)
Accounts payable	(996)	(4,845)
Income taxes payable	-	5,349
Accrued expenses and other current liabilities	(36)	411
Net cash provided by operating activities	20,402	18,303

Cash flows from investing activities:
Purchases of property and equipment	(450)	(350)
Net cash used in investing activities	(450)	(350)

Cash flows from financing activities:
Dividends paid	(10,756)	(8,240)
Net cash used in financing activities	(10,756)	(8,240)

Net increase in cash and cash equivalents	9,196	9,713
Cash and cash equivalents, at beginning of period	77,936	58,730

Cash and cash equivalents, at end of period	$87,132	$68,443

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$6,645	$3,780

Dividends payable in accrued expenses	$207	$202

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

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at September 30, 2018, the Statements of Comprehensive Income for the three and six months ended September 30, 2018 and 2017, and Cash Flows for the six months ended September 30, 2018 and 2017. The results of operations for the three and six months ended September 30, 2018 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2019. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2018. The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated upon consolidation.

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

Note 2: Revenue Recognition

The Company generates revenue by selling pet medication products and pet supplies. Certain pet supplies offered on the Company’s website are drop shipped to customers. The Company considers itself the principal in the arrangement because the Company controls the specified good before it is transferred to the customer. Revenue contracts contain one performance obligation, which is delivery of the product; customer care and support is deemed not to be a material right in the contract. The transaction price is adjusted at the date of sale for any applicable sales discounts and an estimate of product returns, which are estimated based on historical patterns, however not considered a key judgment. There are no amounts excluded from variable consideration. Revenue is recognized when control transfers to the customer at the point in time in which shipment of the product occurs. This key judgment is determined as the shipping point represents the point in time in which the Company has a present right to payment, title has transferred to the customer, and the customer has assumed the risks and rewards of ownership. Outbound shipping and handling fees are an accounting policy election, and are included in sales as the Company considers itself the principal in the arrangement given responsibility for supplier selection and discretion over pricing. Shipping costs associated with outbound freight after control over a product has transferred to a customer are an accounting policy election and are accounted for as fulfillment costs and are included in cost of sales.

The Company disaggregates revenue in the following two categories: (1) Reorder revenue vs new order revenue, and (2) Internet revenue vs. contact center revenue. The following table illustrates revenue by various classifications:

Three Months Ended September 30,
Revenue (In thousands)	2018	%	2017	%	$ Variance	% Variance

Reorder Sales	$60,979	85.4%	$55,065	82.5%	$5,914	10.7%
New Order Sales	10,417	14.6%	11,646	17.5%	(1,229)	-10.6%

Total Net Sales	$71,396	100.0%	$66,711	100.0%	$4,685	7.0%

Internet Sales	$60,306	84.5%	$56,169	84.2%	$4,137	7.4%
Contact Center Sales	11,090	15.5%	10,542	15.8%	548	5.2%

Total Net Sales	$71,396	100.0%	$66,711	100.0%	$4,685	7.0%

Six Months Ended September 30,
Sales (In thousands)	2018	%	2017	%	$ Variance	% Variance

Reorder Sales	$132,493	83.4%	$119,532	81.7%	$12,961	10.8%
New Order Sales	26,293	16.6%	26,836	18.3%	(543)	-2.0%

Total Net Sales	$158,786	100.0%	$146,368	100.0%	$12,418	8.5%

Internet Sales	$134,625	84.8%	$122,817	83.9%	$11,808	9.6%
Contact Center Sales	24,161	15.2%	23,551	16.1%	610	2.6%

Total Net Sales	$158,786	100.0%	$146,368	100.0%	$12,418	8.5%

The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize the accounts receivable balances relative to sales. The Company had no material contract asset or contract liability balances as of September 30, 2018 or March 31, 2018.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands, except for per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net income (numerator):
Net income	$10,752	$8,760	$23,334	$18,036
Shares (denominator):
Weighted average number of common shares outstanding used in basic computation	20,463	20,349	20,436	20,321
Common shares issuable upon vesting of restricted stock	47	78	39	111
Common shares issuable upon conversion of preferred shares	10	10	10	10
Shares used in diluted computation	20,520	20,437	20,485	20,442
Net income per common share:
Basic	$0.53	$0.43	$1.14	$0.89
Diluted	$0.52	$0.43	$1.14	$0.88

For the three and six months ended September 30, 2018, 46,868 shares of common restricted stock were excluded from the computations of diluted net income per common share, as their inclusion would have had an anti-dilutive effect on diluted net income per common share. For the three and six months ended September 30, 2017, 79,200 shares of common restricted stock were excluded from the computations of diluted net income per common share, as their inclusion would have had an anti-dilutive effect on diluted net income per common share.

Note 4: Stock-Based Compensation

The Company records compensation expense associated with restricted stock in accordance with ASC Topic 718 (“Share Based Payment”) (ASU 2016-09). The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of general and administrative expenses. The Company had 972,175 restricted common shares issued under the 2006 Employee Equity Compensation Restricted Stock Plan (“2006 Employee Plan”), 85,600 restricted common shares issued under the 2016 Employee Equity Compensation Restricted Stock Plan (“2016 Employee Plan” and collectively referred to with the 2006 Employee Plan as the “Employee Plans”), 272,000 restricted common shares issued under the 2006 Outside Director Equity Compensation Restricted Stock Plan (“2006 Director Plan”), and 97,500 restricted common shares issued under the 2015 Outside Director Equity Compensation Restricted Stock Plan (“2015 Director Plan”, and collectively referred to with the 2006 Director Plan as the “Director Plans”) at September 30, 2018, all shares of which were issued subject to a restriction or forfeiture period that lapses ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period.

In July 2018, the Board of Directors approved the issuance of 47,450 restricted shares to certain employees of the Company under the 2016 Employee Plan, with a fair value of $35.43 per share. In July 2018, the Board of Directors approved the issuance of 37,500 restricted shares to directors of the Company under the 2015 Director Plan, with a fair value of $35.43 per share. For the quarters ended September 30, 2018 and 2017, the Company recognized $781,000 and $652,000, respectively, of compensation expense related to the Employee and Director Plans. For the six months ended September 30, 2018 and 2017, the Company recognized $1.5 million and $1.1 million, respectively, of compensation expense related to the Employee and Director Plans. At September 30, 2018 and 2017, there was $5.5 million and $6.0 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the next three years. At September 30, 2018 and 2017, there were approximately 191,000 and 236,000 non-vested restricted shares, respectively.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. At September 30, 2018, the Company had invested the majority of its $87.1 million cash and cash equivalents balance in money market funds which are classified within level 1.

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

Note 7: Changes in Shareholders’ Equity and Comprehensive Income:

Changes in shareholders’ equity for the six months ended September 30, 2018 are summarized below (in thousands):

	Additional
	Paid-In	Retained
	Capital	Earnings

Beginning balance at March 31, 2018:	$9,381	$106,320
Share based compensation	1,500	-
Dividends declared	-	(10,724)
Net income	-	23,334

Ending balance at September 30, 2018:	$10,881	$118,930

No shares of treasury stock were purchased or retired in the six months ended September 30, 2018 and 2017.

Note 8: Income Taxes

For the quarters ended September 30, 2018 and 2017, the Company recorded an income tax provision of approximately $3.1 million and $3.9 million, respectively, and for the six months ended September 30, 2018 and 2017, the Company recorded an income tax provision of approximately $7.0 million and $9.3 million, respectively. The effective tax rate for the quarter ended September 30, 2018 was approximately 22.6%, compared to 30.7% for the quarter ended September 30, 2017. The effective tax rate for the six months ended September 30, 2018 was approximately 23.1%, compared to 34.1% for the six months ended September 30, 2017. The decrease to the income tax provision and the effective rate for the three and six months ended September 30, 2018, are related to a decrease in the federal tax rate from 35.0% to 21.0% pursuant to the Tax Cuts and Jobs Act of 2017.

Note 9: Subsequent Events

On October 22, 2018 our Board of Directors declared a quarterly dividend of $0.27 per share. The Board established a November 5, 2018 record date and a November 16, 2018 payment date. Based on the outstanding share balance as of October 31, 2018 the Company estimates the dividend payable to be approximately $5.6 million.

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

The Company markets its products through national advertising campaigns which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases. Approximately 85% of all sales were generated via the Internet for the quarter ended September 30, 2018, compared to 84% for the quarter ended September 30, 2017. The Company’s sales consist of products sold mainly to retail consumers. The three-month average purchase was approximately $87 and $85 per order for the quarters ended September 30, 2018 and 2017, respectively, and the six-month average purchase was approximately $89 and $86 per order for the six months ended September 30, 2018 and 2017, respectively.

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

Revenue recognition

The Company generates revenue by selling pet medication products and pet supplies. Certain pet supplies offered on the Company’s website are drop shipped to customers. The Company considers itself the principal in the arrangement because the Company controls the specified good before it is transferred to the customer. Revenue contracts contain one performance obligation, which is delivery of the product; customer care and support is deemed not to be a material right to the contract. The transaction price is adjusted at the date of sale for any applicable sales discounts and an estimate of product returns, which are estimated based on historical patterns, however this is not considered a key judgment. There are no amounts excluded from variable consideration. Revenue is recognized when control transfers to the customer at the point in time in which shipment of the product occurs. This key judgment is determined as the shipping point represents the point in time in which the Company has a present right to payment, title has transferred to the customer, and the customer has assumed the risks and rewards of ownership.

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

The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends. The allowance for doubtful accounts was approximately $37,000 at September 30, 2018 compared to $35,000 at March 31, 2018.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. The inventory reserve was approximately $72,000 at September 30, 2018 compared to $58,000 at March 31, 2018.

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

Results of Operations

The following should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Condensed Consolidated Statements of Comprehensive Income:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.6	64.8	65.2	65.2

Gross profit	35.4	35.2	34.8	34.8

Operating expenses:
General and administrative	8.7	9.3	8.3	8.5
Advertising	7.4	6.8	7.6	7.4
Depreciation	0.8	0.8	0.7	0.7
Total operating expenses	16.9	16.9	16.6	16.6

Income from operations	18.5	18.3	18.2	18.2

Total other income	1.0	0.6	0.9	0.5

Income before provision for income taxes	19.5	18.9	19.1	18.7

Provision for income taxes	4.4	5.8	4.4	6.4

Net income	15.1%	13.1%	14.7%	12.3%

Three Months Ended September 30, 2018 Compared With Three Months Ended September 30, 2017, and Six Months Ended September 30, 2018 Compared With Six Months Ended September 30, 2017

Sales

Sales increased by approximately $4.7 million, or 7.0%, to approximately $71.4 million for the quarter ended September 30, 2018, from approximately $66.7 million for the quarter ended September 30, 2017. For the six months ended September 30, 2018, sales increased by approximately $12.4 million, or 8.5%, to approximately $158.8 million compared to $146.4 million for the six months ended September 30, 2017. The increase in sales for the three and six months ended September 30, 2018 was primarily due to increased reorder sales. The Company acquired approximately 117,000 new customers for the quarter ended September 30, 2018, compared to approximately 134,000 new customers for the same period the prior year. For the six months ended September 30, 2018 the Company acquired approximately 286,000 new customers, compared to 302,000 new customers for the six months ended September 30, 2017. The following chart illustrates sales by various sales classifications:

Three Months Ended September 30,
Sales (In thousands)	2018	%	2017	%	$ Variance	% Variance

Reorder Sales	$60,979	85.4%	$55,065	82.5%	$5,914	10.7%
New Order Sales	10,417	14.6%	11,646	17.5%	(1,229)	-10.6%

Total Net Sales	$71,396	100.0%	$66,711	100.0%	$4,685	7.0%

Internet Sales	$60,306	84.5%	$56,169	84.2%	$4,137	7.4%
Contact Center Sales	11,090	15.5%	10,542	15.8%	548	5.2%

Total Net Sales	$71,396	100.0%	$66,711	100.0%	$4,685	7.0%

Six Months Ended September 30,
Sales (In thousands)	2018	%	2017	%	$ Variance	% Variance

Reorder Sales	$132,493	83.4%	$119,532	81.7%	$12,961	10.8%
New Order Sales	26,293	16.6%	26,836	18.3%	(543)	-2.0%

Total Net Sales	$158,786	100.0%	$146,368	100.0%	$12,418	8.5%

Internet Sales	$134,625	84.8%	$122,817	83.9%	$11,808	9.6%
Contact Center Sales	24,161	15.2%	23,551	16.1%	610	2.6%

Total Net Sales	$158,786	100.0%	$146,368	100.0%	$12,418	8.5%

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

Cost of sales

Cost of sales increased by approximately $2.9 million, or 6.7%, to approximately $46.1 million for the quarter ended September 30, 2018, from approximately $43.2 million for the quarter ended September 30, 2017. For the six months ended September 30, 2018, cost of sales increased by approximately $8.2 million, or 8.5%, to approximately $103.6 million compared to $95.4 million for the same period in the prior year. The increase in cost of sales is directly related to the increase in sales during the quarter and six months ended September 30, 2018. Cost of sales as a percent of sales was 64.6% and 64.8% for the quarters ended September 30, 2018 and 2017, respectively, and for both the six months ended September 30, 2018 and 2017 the cost of sales as a percent was 65.2%. The cost of sales percentage decrease for the quarter ended September 30, 2018 is mainly attributed to a product mix shift to higher margin items, offset by additional discounts given to customers to increase sales during the quarter ended September 30, 2018.

Gross profit

Gross profit increased by approximately $1.8 million, or 7.6%, to approximately $25.3 million for the quarter ended September 30, 2018, from approximately $23.5 million for the quarter ended September 30, 2017. For the six months ended September 30, 2018 gross profit increased by approximately $4.3 million, or 8.4%, to approximately $55.2 million, compared to $50.9 million for the same period in the prior year. The increase in gross profit is directly related to an increase in sales during the quarter and six months ended September 30, 2018. Gross profit as a percentage of sales was 35.4% and 35.2% for the three months ended September 30, 2018 and 2017, respectively, and for both the six months ended September 30, 2018 and 2017, gross profit was 34.8%. The gross profit percentage increase for the quarter ended September 30, 2018 is mainly attributed to a product mix shift to higher margin items, offset by additional discounts given to customers to increase sales during the quarter.

General and administrative expenses

General and administrative expenses for both quarters ended September 30, 2018 and 2017 was $6.2 million. General and administrative expenses as a percentage of sales was 8.7% and 9.3% for the quarters ended September 30, 2018 and 2017, respectively. The percentage decrease for the quarter ended September 30, 2018 can be attributed to an increase to sales. For the six months ended September 30, 2018 general and administrative expenses increased by $730,000, or 5.9%, to approximately $13.1 million from approximately $12.4 million for the six months ended September 30, 2017. The increase in general and administrative expenses for the six months ended September 30, 2018 was primarily due to the following: a $349,000 increase in payroll expenses related to increased sales and increased stock compensation expense; a $273,000 increase in bank service fees; a $85,000 increase in property expenses; and a $23,000 net increase in other expenses, which included professional fees, licenses, and travel expenses.

Advertising expenses

Advertising expenses increased by approximately $774,000, or 17%, to approximately $5.3 million for the quarter ended September 30, 2018, from approximately $4.5 million for the quarter ended September 30, 2017. For the six months ended September 30, 2018, advertising expenses increased by approximately $1.2 million, or 11%, to approximately $12.0 million compared to advertising expenses of approximately $10.8 million for the six months ended September 30, 2017. The increase in advertising expenses for the three and six months ended September 30, 2018 was intended to stimulate sales and acquire new customers. Increased advertising had a positive impact on reorder revenue. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, increased to $45 for the quarter ended September 30, 2018, compared to $34 for the quarter ended September 30, 2017. For the six months ended September 30, 2018 and 2017 the advertising costs of acquiring a new customer were $42 and $36, respectively. The increases to customer acquisition costs for the quarter and six months ended September 30, 2018 was due to increased advertising costs. Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, advertising spending, and price competition. Historically, the advertising environment fluctuates due to supply and demand. A more favorable advertising environment may positively impact future sales, whereas a less favorable advertising environment may negatively impact future sales.

As a percentage of sales, advertising expense was 7.4% and 6.8% for the quarters ended September 30, 2018 and 2017, respectively, and for the six months ended September 30, 2018 and 2017 advertising expense was 7.6% and 7.4%, respectively. The increase in advertising expense as a percentage of total sales for the quarter and six months ended September 30, 2018 can be attributed to increased advertising spend during the quarter. The Company currently anticipates advertising as a percentage of sales to be between approximately 7.0% and 8.0% for fiscal 2019. However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.

Depreciation

Depreciation expense increased by approximately $25,000 to approximately $552,000 for the quarter ended September 30, 2018, from approximately $527,000 for the quarter ended September 30, 2017. For both the six months ended September 30, 2018 and 2017 depreciation expense was approximately $1.1 million. The increase to depreciation expense for the quarter ended September 30, 2018 can be attributed to an increase in new property and equipment additions during the quarter.

Other income

Other income increased by approximately $291,000 to approximately $683,000 for the quarter ended September 30, 2018 from approximately $392,000 for the quarter ended September 30, 2017. For the six months ended September 30, 2018 other income increased by approximately $663,000 to approximately $1.4 million compared to approximately $716,000 for the same period in the prior year. The increase to other income for the quarter and six months ended September 30, 2018 is primarily related to increased interest income, with additional increases to rental and advertising revenue. Interest income may decrease in the future as the Company utilizes its cash balances on its share repurchase plan, with approximately $10.2 million remaining as of September 30, 2018, on any quarterly dividend payment, or on its operating activities.

Provision for income taxes

For the quarters ended September 30, 2018 and 2017, the Company recorded an income tax provision of approximately $3.1 million and $3.9 million, respectively, and for the six months ended September 30, 2018 and 2017, the Company recorded an income tax provision of approximately $7.0 million and $9.3 million, respectively. The effective tax rate for the quarter ended September 30, 2018 was approximately 22.6%, compared to 30.7% for the quarter ended September 30, 2017, and the effective tax rate for the six months ended September 30, 2018 was approximately 23.1% compared to 34.1% for the six months ended September 30, 2017. The decreases to the income tax provision and effective rate for the three and six months ended September 30, 2018, are directly related to a decrease in the federal tax rate from 35.0% to 21.0% pursuant to the Tax Cuts and Jobs Act of 2017. The decrease to the effective rate for three and six months ended September 30, 2018 can also be attributed to a $134,000 income tax benefit related to restricted stock compensation, which was recognized in the September quarter.

Liquidity and Capital Resources

The Company’s working capital at September 30, 2018 and March 31, 2018 was $102.1 million and $87.1 million, respectively. The $15.0 million increase in working capital was primarily attributable to cash flow generated from operations, offset by dividends paid in the period. Net cash provided by operating activities was $20.4 million and $18.3 million for the six months ended September 30, 2018 and 2017, respectively. This increase is mainly attributed to an increase in net income offset by fluctuations in inventory, accounts payable, and income taxes payable during the period. Net cash used in investing activities was $450,000 for the six months ended September 30, 2018, compared to net cash used in investing activities of $350,000 for the six months ended September 30, 2017. This change in investing activities is related to increased property and equipment additions. Net cash used in financing activities was $10.8 million for the six months ended September 30, 2018, compared to $8.2 million for the same period in the prior year, which represented an increase in the dividend paid for the six months ended September 30, 2018.

At September 30, 2018, the Company had approximately $10.2 million remaining under the Company’s share repurchase plan. Subsequent to September 30, 2018, on October 22, 2018 our Board of Directors declared a $0.27 per share dividend. The Board established a November 5, 2018 record date and a November 16, 2018 payment date. Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan, on dividends, or on its operating activities.

At September 30, 2018, the Company had no outstanding lease commitments. We are not currently bound by any long or short term agreements for the purchase or lease of capital expenditures. Any material amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Presently, we have approximately $600,000 forecasted for capital expenditures for the remainder of fiscal 2019, which will be funded through cash from operations. The Company’s primary source of working capital is cash from operations. The Company presently has no need for alternative sources of working capital, and has no commitments or plans to obtain additional capital.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at September 30, 2018.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and investments. At September 30, 2018, we had $87.1 million in cash and cash equivalents, a majority of our cash and cash equivalents are invested in money market funds and generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and cash equivalents. It would also impact the market value of our investments. Our cash equivalents are subject to market risk, primarily interest rate and credit risk. Our cash equivalents are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our investments to high-quality debt instruments with both short and long term maturities. We do not hold any derivative financial instruments that could expose us to significant market risk. At September 30, 2018, we had no debt obligations.

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended September 30, 2018, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective such that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act: (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

part ii - other information

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our Annual Report on Form 10-K for Fiscal Year 2018 for additional information concerning these and other uncertainties that could negatively impact the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not make any sales of unregistered securities during the second quarter of Fiscal 2019.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.      OTHER INFORMATION.

None.

ITEM 6.                EXHIBITS

The following exhibits are filed as part of this report.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	Furnished herewith.

signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.

(The “Registrant”)

Date: October 30, 2018

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

SEPTEMBER 30, 2018

_______________________

EXHIBITS

_______________________