Form 10-Q
period 2018-12-31
PETMED EXPRESS INC
filed 2019-01-29
CIK 1040130

UNITED STATES

securities and exchange commission

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,673,921 Common Shares, $.001 par value per share at January 29, 2019.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share amounts)

	December 31,	March 31,
	2018	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$93,166	$77,936
Accounts receivable, less allowance for doubtful accounts of $19 and $35, respectively	1,269	2,292
Inventories - finished goods	32,247	23,337
Prepaid expenses and other current assets	1,266	882
Prepaid income taxes	525	788
Total current assets	128,473	105,235

Noncurrent assets:
Property and equipment, net	27,584	28,741
Intangible assets	860	860
Total noncurrent assets	28,444	29,601

Total assets	$156,917	$134,836

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,283	$15,274
Accrued expenses and other current liabilities	2,769	2,835
Total current liabilities	23,052	18,109

Deferred tax liabilities	1,007	996

Total liabilities	24,059	19,105

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 5,000 shares authorized; 3 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized; 20,674 and 20,601 shares issued and outstanding, respectively	21	21
Additional paid-in capital	11,693	9,381
Retained earnings	121,135	106,320

Total shareholders' equity	132,858	115,731

Total liabilities and shareholders' equity	$156,917	$134,836

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

condensed consolidated statementS of COMPREHENSIVE INCOME

(In thousands, except for per share amounts)(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017

Sales	$60,068	$60,110	$218,854	$206,478
Cost of sales	40,687	38,166	144,264	133,590

Gross profit	19,381	21,944	74,590	72,888

Operating expenses:
General and administrative	5,793	5,818	18,927	18,222
Advertising	3,619	4,126	15,626	14,944
Depreciation	556	532	1,664	1,590
Total operating expenses	9,968	10,476	36,217	34,756

Income from operations	9,413	11,468	38,373	38,132

Other income:
Interest income, net	508	191	1,315	417
Other, net	255	265	827	755
Total other income	763	456	2,142	1,172

Income before provision for income taxes	10,176	11,924	40,515	39,304

Provision for income taxes	2,389	2,860	9,394	12,204

Net income	$7,787	$9,064	$31,121	$27,100

Comprehensive income	$7,787	$9,064	$31,121	$27,100

Net income per common share:
Basic	$0.38	$0.45	$1.52	$1.33
Diluted	$0.38	$0.44	$1.52	$1.33

Weighted average number of common shares outstanding:
Basic	20,483	20,368	20,452	20,337
Diluted	20,493	20,425	20,487	20,437

Cash dividends declared per common share	$0.27	$0.20	$0.79	$0.60

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

condensed consolidated statementS of cash flows

(In thousands)(Unaudited)

	Nine Months Ended
	December 31,
	2018	2017
Cash flows from operating activities:
Net income	$31,121	$27,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,664	1,590
Share based compensation	2,312	1,858
Deferred income taxes	11	(412)
Bad debt expense	49	72
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Accounts receivable	974	21
Inventories - finished goods	(8,910)	(1,679)
Prepaid income taxes	263	-
Prepaid expenses and other current assets	(384)	45
Accounts payable	5,009	(2,795)
Income taxes payable	-	8,815
Accrued expenses and other current liabilities	(84)	530
Net cash provided by operating activities	32,025	35,145

Cash flows from investing activities:
Purchases of property and equipment	(507)	(564)
Net cash used in investing activities	(507)	(564)

Cash flows from financing activities:
Dividends paid	(16,288)	(12,314)
Net cash used in financing activities	(16,288)	(12,314)

Net increase in cash and cash equivalents	15,230	22,267
Cash and cash equivalents, at beginning of period	77,936	58,730

Cash and cash equivalents, at end of period	$93,166	$80,997

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$9,120	$3,801

Dividends payable in accrued expenses	$258	$246

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

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at December 31, 2018, the Statements of Comprehensive Income for the three and nine months ended December 31, 2018 and 2017, and Cash Flows for the nine months ended December 31, 2018 and 2017. The results of operations for the three and nine months ended December 31, 2018 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2019. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2018. The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated upon consolidation.

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

Note 2: Revenue Recognition

The Company generates revenue by selling pet medication products and pet supplies. Certain pet supplies offered on the Company’s website are drop shipped to customers. The Company considers itself the principal in the arrangement because the Company controls the specified good before it is transferred to the customer. Revenue contracts contain one performance obligation, which is delivery of the product; customer care and support is deemed not to be a material right in the contract. The transaction price is adjusted at the date of sale for any applicable sales discounts and an estimate of product returns, which are estimated based on historical patterns; however this is not considered a key judgment. There are no amounts excluded from variable consideration. Revenue is recognized when control transfers to the customer at the point in time in which shipment of the product occurs. This key judgment is determined as the shipping point represents the point in time in which the Company has a present right to payment, title has transferred to the customer, and the customer has assumed the risks and rewards of ownership. Outbound shipping and handling fees are an accounting policy election, and are included in sales as the Company considers itself the principal in the arrangement given responsibility for supplier selection and discretion over pricing. Shipping costs associated with outbound freight after control over a product has transferred to a customer are an accounting policy election and are accounted for as fulfillment costs and are included in cost of sales.

The Company disaggregates revenue in the following two categories: (1) Reorder revenue vs new order revenue, and (2) Internet revenue vs. contact center revenue. The following table illustrates revenue by various classifications:

Three Months Ended December 30,
Revenue (In thousands)	2018	%	2017	%	$ Variance	% Variance

Reorder Sales	$53,289	88.7%	$50,949	84.8%	$2,340	4.6%
New Order Sales	6,779	11.3%	9,161	15.2%	(2,382)	-26.0%

Total Net Sales	$60,068	100.0%	$60,110	100.0%	$(42)	-0.1%

Internet Sales	$50,701	84.4%	$50,358	83.8%	$343	0.7%
Contact Center Sales	9,367	15.6%	9,752	16.2%	(385)	-3.9%

Total Net Sales	$60,068	100.0%	$60,110	100.0%	$(42)	-0.1%

Nine Months Ended December 30,
Sales (In thousands)	2018	%	2017	%	$ Variance	% Variance

Reorder Sales	$185,866	84.9%	$170,487	82.6%	$15,379	9.0%
New Order Sales	32,988	15.1%	35,991	17.4%	(3,003)	-8.3%

Total Net Sales	$218,854	100.0%	$206,478	100.0%	$12,376	6.0%

Internet Sales	$185,320	84.7%	$173,175	83.9%	$12,145	7.0%
Contact Center Sales	33,534	15.3%	33,303	16.1%	231	0.7%

Total Net Sales	$218,854	100.0%	$206,478	100.0%	$12,376	6.0%

The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize the accounts receivable balances relative to sales. The Company had no material contract asset or contract liability balances as of December 31, 2018 or March 31, 2018.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands, except for per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net income (numerator):
Net income	$7,787	$9,064	$31,121	$27,100
Shares (denominator):
Weighted average number of common shares outstanding used in basic computation	20,483	20,368	20,452	20,337
Common shares issuable upon vesting of restricted stock	-	47	25	90
Common shares issuable upon conversion of preferred shares	10	10	10	10
Shares used in diluted computation	20,493	20,425	20,487	20,437
Net income per common share:
Basic	$0.38	$0.45	$1.52	$1.33
Diluted	$0.38	$0.44	$1.52	$1.33

For the three and nine months ended December 31, 2018, 127,318 shares of common restricted stock were excluded from the computations of diluted net income per common share, as their inclusion would have had an anti-dilutive effect on diluted net income per common share. For the three and nine months ended December 31, 2017, 77,600 shares of common restricted stock were excluded from the computations of diluted net income per common share, as their inclusion would have had an anti-dilutive effect on diluted net income per common share.

Note 4: Accounting for Stock-Based Compensation

The Company records compensation expense associated with restricted stock in accordance with ASC Topic 718 (“Share Based Payment”) (ASU 2016-09). The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of general and administrative expenses. The Company had 972,175 restricted common shares issued under the 2006 Employee Equity Compensation Restricted Stock Plan (“2006 Employee Plan”), 85,600 restricted common shares issued under the 2016 Employee Equity Compensation Restricted Stock Plan (“2016 Employee Plan” and collectively referred to with the 2006 Employee Plan as the “Employee Plans”), 272,000 restricted common shares issued under the 2006 Outside Director Equity Compensation Restricted Stock Plan (“2006 Director Plan”), and 97,500 restricted common shares issued under the 2015 Outside Director Equity Compensation Restricted Stock Plan (“2015 Director Plan”, and collectively referred to with the 2006 Director Plan as the “Director Plans”) at December 31, 2018, all shares of which were issued subject to a restriction or forfeiture period that lapses ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period.

For the quarters ended December 31, 2018 and 2017, the Company recognized $813,000 and $712,000, respectively, of compensation expense related to the Employee and Director Plans. For the nine months ended December 31, 2018 and 2017, the Company recognized $2.3 million and $1.9 million, respectively, of compensation expense related to the Employee and Director Plans. At December 31, 2018 and 2017, there was $4.7 million and $5.1 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the next three years. At December 31, 2018 and 2017, there were approximately 191,000 and 233,000 non-vested restricted shares, respectively.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. At December 31, 2018, the Company had invested the majority of its $93.2 million cash and cash equivalents balance in money market funds which are classified within level 1.

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

Note 7: Changes in Shareholders’ Equity and Comprehensive Income:

Changes in shareholders’ equity for the nine months ended December 31, 2018 are summarized below (in thousands):

	Additional Paid-In Capital	Retained Earnings

Beginning balance at March 31, 2018:	$9,381	$106,320
Share based compensation	2,312	-
Dividends declared	-	(16,306)
Net income	-	31,121

Ending balance at December 31, 2018:	$11,693	$121,135

No shares of treasury stock were purchased or retired in the nine months ended December 31, 2018 and 2017.

Note 8: Income Taxes

For the quarters ended December 31, 2018 and 2017, the Company recorded an income tax provision of approximately $2.4 million and $2.9 million, respectively, and for the nine months ended December 31, 2018 and 2017, the Company recorded an income tax provision of approximately $9.4 million and $12.2 million, respectively. The effective tax rate for the quarter ended December 31, 2018 was approximately 23.5%, compared to 24.0% for the quarter ended December 31, 2017. The effective tax rate for the nine months ended December 31, 2018 was approximately 23.2%, compared to 31.1% for the nine months ended December 31, 2017. The decrease to the income tax provision for the three months ended December 31, 2018 was due to a decrease in taxable income, and the decrease to the effective tax rate for the nine months ended December 31, 2018, was related to a decrease in the federal tax rate from 35.0% to 21.0% pursuant to the Tax Cuts and Jobs Act of 2017.

Note 9: Subsequent Events

On January 22, 2019 our Board of Directors declared a quarterly dividend of $0.27 per share. The Board established a February 4, 2019 record date and a February 15, 2019 payment date. Based on the outstanding share balance as of January 29, 2019 the Company estimates the dividend payable to be approximately $5.6 million.

On January 25, 2019 our Board of Directors authorized an additional $30.0 million under the Company’s share repurchase plan for future share repurchases. Currently, the Company has a total of $40.2 million authorized for future share repurchases.

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

The Company markets its products through national advertising campaigns which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases. Approximately 84% of all sales were generated via the Internet for both the quarters ended December 31, 2018 and 2017. The Company’s sales consist of products sold mainly to retail consumers. The three-month average purchase was approximately $84 and $86 per order for the quarters ended December 31, 2018 and 2017, respectively, and for the nine months ended December 31, 2018 and 2017, the average purchase was approximately $87 and $86 per order, respectively.

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

Revenue recognition

The Company generates revenue by selling pet medication products and pet supplies. Certain pet supplies offered on the Company’s website are drop shipped to customers. The Company considers itself the principal in the arrangement because the Company controls the specified good before it is transferred to the customer. Revenue contracts contain one performance obligation, which is delivery of the product; customer care and support is deemed not to be a material right to the contract. The transaction price is adjusted at the date of sale for any applicable sales discounts and an estimate of product returns, which are estimated based on historical patterns; however this is not considered a key judgment. There are no amounts excluded from variable consideration. Revenue is recognized when control transfers to the customer at the point in time in which shipment of the product occurs. This key judgment is determined as the shipping point represents the point in time in which the Company has a present right to payment, title has transferred to the customer, and the customer has assumed the risks and rewards of ownership.

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

The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends. The allowance for doubtful accounts was approximately $19,000 at December 31, 2018 compared to $35,000 at March 31, 2018.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. The inventory reserve was approximately $81,000 at December 31, 2018 compared to $58,000 at March 31, 2018.

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

Results of Operations

The following should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Condensed Consolidated Statements of Comprehensive Income:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.7	63.5	65.9	64.7

Gross profit	32.3	36.5	34.1	35.3

Operating expenses:
General and administrative	9.6	9.7	8.7	8.8
Advertising	6.0	6.8	7.1	7.2
Depreciation	0.9	0.9	0.8	0.8
Total operating expenses	16.5	17.4	16.6	16.8

Income from operations	15.8	19.1	17.5	18.5

Total other income	1.2	0.8	1.0	0.5

Income before provision for income taxes	17.0	19.9	18.5	19.0

Provision for income taxes	4.0	4.8	4.3	5.9

Net income	13.0%	15.1%	14.2%	13.1%

Three Months Ended December 31, 2018 Compared With Three Months Ended December 31, 2017, and Nine Months Ended December 31, 2018 Compared With Nine Months Ended December 31, 2017

Sales

Sales were $60.1 million for the quarters ended December 31, 2018 and 2017. For the nine months ended December 31, 2018, sales increased by approximately $12.4 million, or 6.0%, to approximately $218.9 million compared to $206.5 million for the nine months ended December 31, 2017. The increase in sales for the nine months ended December 31, 2018 was primarily due to increased reorder sales. The Company acquired approximately 81,000 new customers for the quarter ended December 31, 2018, compared to approximately 106,000 new customers for the same period the prior year. For the nine months ended December 31, 2018 the Company acquired approximately 366,000 new customers, compared to 408,000 new customers for the nine months ended December 31, 2017. The following chart illustrates sales by various sales classifications:

Three Months Ended December 31,
Sales (In thousands)	2018	%	2017	%	$ Variance	% Variance

Reorder Sales	$53,289	88.7%	$50,949	84.8%	$2,340	4.6%
New Order Sales	6,779	11.3%	9,161	15.2%	(2,382)	-26.0%

Total Net Sales	$60,068	100.0%	$60,110	100.0%	$(42)	-0.1%

Internet Sales	$50,701	84.4%	$50,358	83.8%	$343	0.7%
Contact Center Sales	9,367	15.6%	9,752	16.2%	(385)	-3.9%

Total Net Sales	$60,068	100.0%	$60,110	100.0%	$(42)	-0.1%

Nine Months Ended December 31,
Sales (In thousands)	2018	%	2017	%	$ Variance	% Variance

Reorder Sales	$185,866	84.9%	$170,487	82.6%	$15,379	9.0%
New Order Sales	32,988	15.1%	35,991	17.4%	(3,003)	-8.3%

Total Net Sales	$218,854	100.0%	$206,478	100.0%	$12,376	6.0%

Internet Sales	$185,320	84.7%	$173,175	83.9%	$12,145	7.0%
Contact Center Sales	33,534	15.3%	33,303	16.1%	231	0.7%

Total Net Sales	$218,854	100.0%	$206,478	100.0%	$12,376	6.0%

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

Cost of sales

Cost of sales increased by approximately $2.5 million, or 6.6%, to approximately $40.7 million for the quarter ended December 31, 2018, from approximately $38.2 million for the quarter ended December 31, 2017. For the nine months ended December 31, 2018, cost of sales increased by approximately $10.7 million, or 8.0%, to approximately $144.3 million compared to $133.6 million for the same period in the prior year. Cost of sales as a percent of sales was 67.7% and 63.5% for the quarters ended December 31, 2018 and 2017, respectively, and for the nine months ended December 31, 2018 and 2017 the cost of sales was 65.9% and 64.7%, respectively. The cost of sales increases and percentage increases can be attributed to increases in discounts given to customers to stimulate sales in response to increased online competition and an increase in product costs during the quarter and nine months ended December 31, 2018.

Gross profit

Gross profit decreased by approximately $2.6 million, or 11.7%, to approximately $19.4 million for the quarter ended December 31, 2018, from approximately $21.9 million for the quarter ended December 31, 2017. For the nine months ended December 31, 2018 gross profit increased by approximately $1.7 million, or 2.3%, to approximately $74.6 million, compared to $72.9 million for the same period in the prior year. The decrease in gross profit for the quarter ended December 31, 2018 is related to increased discounts given to customers to stimulate sales. The increases in gross profit for the nine months ended December 31, 2018 is directly related to increased sales offset by increased discounts given to customers to stimulate sales. Gross profit as a percentage of sales was 32.3% and 36.5% for the three months ended December 31, 2018 and 2017, respectively, and for the nine months ended December 31, 2018 and 2017, gross profit was 34.1% and 35.3%, respectively. The gross profit percentage decreases for the quarter and nine months ended December 31, 2018 are mainly attributed to increased discounts given to customers to stimulate sales in response to increased online competition for the quarter and nine months.

General and administrative expenses

General and administrative expenses for both quarters ended December 31, 2018 and 2017 was $5.8 million. General and administrative expenses as a percentage of sales was 9.6% and 9.7% for the quarters ended December 31, 2018 and 2017, respectively. The percentage decrease for the quarter ended December 31, 2018 can be attributed to a slight reduction in general and administrative expenses. For the nine months ended December 31, 2018, general and administrative expenses increased by approximately $705,000, or 3.9%, to approximately $18.9 million from approximately $18.2 million for the nine months ended December 31, 2017. The increase in general and administrative expenses for the nine months ended December 31, 2018 was primarily due to the following: a $286,000 increase in bank service fees; a $238,000 increase in property expenses; a $151,000 increase in payroll expenses, and a net increase of $30,000 in other expenses which included professional fees, telephone, bad debt, and office expenses.

Advertising expenses

Advertising expenses decreased by approximately $507,000, or 12.3%, to approximately $3.6 million for the quarter ended December 31, 2018, from approximately $4.1 million for the quarter ended December 31, 2017. For the nine months ended December 31, 2018, advertising expenses increased by approximately $682,000, or 4.6%, to approximately $15.6 million compared to advertising expenses of approximately $14.9 million for the nine months ended December 31, 2017. The decrease in advertising expenses for the quarter ended December 31, 2018 can be attributed to a lower-than-expected consumer response, which may be attributed to increased online competition. The advertising expenditures for the three and nine months ended December 31, 2018 were intended to stimulate sales and acquire new customers. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, increased to $45 for the quarter ended December 31, 2018 compared to $39 for the quarter ended December 31, 2017. For the nine months ended December 31, 2018 and 2017 the advertising costs of acquiring a new customer were $43 and $37, respectively. The increases to customer acquisition costs for the quarter and nine months ended December 31, 2018 can be attributed to increased costs and a lower-than-expected consumer response, which may be attributed to increased online competition. Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, advertising spending, and price competition. Historically, the advertising environment fluctuates due to supply and demand. A more favorable advertising environment may positively impact future sales, whereas a less favorable advertising environment may negatively impact future sales.

As a percentage of sales, advertising expense was 6.0% and 6.8% for the quarters ended December 31, 2018 and 2017, respectively, and for the nine months ended December 31, 2018 and 2017 advertising expense was 7.1% and 7.2%, respectively. The decrease in advertising expense as a percentage of total sales for the quarter ended December 31, 2018 can be attributed to decreased advertising spending in the quarter. The Company currently anticipates advertising as a percentage of sales to be between approximately 7.0% and 8.0% for fiscal 2019. However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.

Depreciation

Depreciation expense for the quarter ended December 31, 2018 increased by $24,000 to $556,000 compared to $532,000 for the quarter ended December 31, 2017. For the nine months ended December 31, 2018 depreciation expense increased by approximately $74,000 to $1.7 million compared to $1.6 million for the same period in the prior year. The increases to depreciation expense for the quarter and nine months ended December 31, 2018 can be attributed to an increase in new property and equipment additions.

Other income

Other income increased by approximately $307,000 to approximately $763,000 for the quarter ended December 31, 2018 from approximately $456,000 for the quarter ended December 31, 2017. For the nine months ended December 31, 2018 other income increased by approximately $970,000 to approximately $2.1 million compared to approximately $1.2 million for the same period in the prior year. The increases to other income for the quarter and nine months ended December 31, 2018 are primarily attributed to increased interest income due to increased interest rates. Interest income may decrease in the future as the Company utilizes its cash balances on its share repurchase plan, with approximately $10.2 million remaining as of December 31, 2018, on any quarterly dividend payment, or on its operating activities.

Provision for income taxes

For the quarters ended December 31, 2018 and 2017, the Company recorded an income tax provision of approximately $2.4 million and $2.9 million, respectively, and for the nine months ended December 31, 2018 and 2017, the Company recorded an income tax provision of approximately $9.4 million and $12.2 million, respectively. The effective tax rate for the quarter ended December 31, 2018 was approximately 23.5%, compared to 24.0% for the quarter ended December 31, 2017, and the effective tax rate for the nine months ended December 31, 2018 was approximately 23.2%, compared to 31.1% for the nine months ended December 31, 2017. The decrease to the income tax provision for the three months ended December 31, 2018 was due to a decrease in taxable income, and the decrease to the effective tax rate for the nine months ended December 31, 2018, was related to a decrease in the federal tax rate from 35.0% to 21.0% pursuant to the Tax Cuts and Jobs Act of 2017.

Liquidity and Capital Resources

The Company’s working capital at December 31, 2018 and March 31, 2018 was $105.4 million and $87.1 million, respectively. The $18.3 million increase in working capital was primarily attributable to cash flow generated from operations, offset by dividends paid in the period. Net cash provided by operating activities was $32.0 million and $35.1 million for the nine months ended December 31, 2018 and 2017, respectively. This change can be mainly attributed to an increase in the Company’s net income and accounts payable balance, offset by an increase in the Company’s inventory balance and decrease in the income taxes payable balance, compared to the same period in the prior year. Net cash used in investing activities decreased to $507,000 for the nine months ended December 31, 2018, compared to net cash used in investing activities of $564,000 for the nine months ended December 31, 2017. Net cash used in financing activities was $16.3 million for the nine months ended December 31, 2018, compared to $12.3 million for the same period in the prior year, which represented an increase in dividends paid in the period ended December 31, 2018.

At December 31, 2018, the Company had approximately $10.2 million remaining under the Company’s share repurchase plan. Subsequent to December 31, 2018, on January 25, 2019 our Board of Directors authorized an additional $30.0 million under the Company’s share repurchase plan for a total of $40.2 million authorized for future share repurchases. Subsequent to December 31, 2018, on January 22, 2019 our Board of Directors declared a quarterly dividend of $0.27 per share. The Board established a February 4, 2019 record date and a February 15, 2019 payment date. Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan, on dividends, or on its operating activities. At December 31, 2018, the Company had no material outstanding lease commitments. We are not currently bound by any long or short term agreements for the purchase or lease of capital expenditures. Any material amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Presently, we have approximately $250,000 forecasted for capital expenditures for the remainder of fiscal 2019, which will be funded through cash from operations. The Company’s primary source of working capital is cash from operations. The Company presently has no need for alternative sources of working capital, and has no commitments or plans to obtain additional capital.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at December 31, 2018.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and cash equivalents. At December 31, 2018, we had $93.2 million in cash and cash equivalents, and a majority of our cash and cash equivalents generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and cash equivalents. It would also impact the market value of our money market funds. Our cash equivalents are subject to market risk, primarily interest rate and credit risk. Our cash equivalents are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our investments to high-quality debt instruments with both short and long term maturities. We do not hold any derivative financial instruments that could expose us to significant market risk. At December 31, 2018, we had no debt obligations.

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended December 31, 2018, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective such that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act: (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not make any sales of unregistered securities during the third quarter of Fiscal 2019.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.      OTHER INFORMATION.

None.

ITEM 6.                EXHIBITS

The following exhibits are filed as part of this report.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith

signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.

(The “Registrant”)

Date: January 29, 2019

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

DECEMBER 31, 2018

_______________________

EXHIBITS

_______________________