Form 10-K
period 2019-03-31
PETMED EXPRESS INC
filed 2019-05-28
CIK 1040130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File Number 000-28827

_______________________________________________

PETMED EXPRESS, INC.

(Exact name of registrant as specified in its charter)

FLORIDA	65-0680967
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

420 South Congress Avenue, Delray Beach, Florida 33445
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (561) 526-4444

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
COMMON STOCK,	PETS	The NASDAQ Stock Market LLC
$.001 PAR VALUE		(NASDAQ Global Select Market)
Securities registered under Section 12(g) of the Act:
NONE

___________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “accelerated filer”, “large accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of September 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $656.0 million based on the closing sales price of the registrant’s Common Stock on that date, as reported on the NASDAQ Global Select Market.

The number of shares of the registrant’s Common Stock outstanding as of May 28, 2019 was 20,223,354.

DOCUMENTS INCORPORATED BY REFERENCE

Information to be set forth in our Proxy Statement relating to our 2019 Annual Meeting of Stockholders to be held on July 26, 2019 is incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this report.

PETMED EXPRESS, INC.

2019 Annual Report on Form 10-K

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

Prescription Medications (Rx): Heartworm and flea and tick preventatives, arthritis, dermatitis, thyroid, diabetes, pain medications, heart/blood pressure, and other specialty medications, as well as generic substitutes.

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

Internet

We seek to combine our product selection and pet health information with the shopping ease of the Internet to deliver a convenient and personalized shopping experience. Our website offers health and nutritional product selections for dogs and cats, and relevant editorial and easily obtainable or retrievable resource information. Customers can search our website for products and access resources on a variety of information on dogs and cats. Customers can shop at our website by category, product line, individual product, or symptom. We attracted approximately 30 million visitors to our website during fiscal 2019, approximately 10% of those visitors placed an order, and our website generated approximately 85% of our total sales for the same time period. On our website pet owners have access to health information covering pets’ behavior and illnesses, and natural and pharmaceutical remedies specifically for a pet’s problem. The pet education content on our main website is periodically updated with the latest research for pet owners. As part of our multichannel strategy, we also offer mobile versions of our website (www.1800petmeds.com) and an application for mobile phones, tablets, and other devices. In February 2017, we released our mobile application, which offers customers a more streamlined shopping experience. Mobile application features include: “ask-the-vet”; live web chat; easy refill medication reminders; local veterinarian finder; and express checkout to provide our customers with fast, easy, and helpful service from their mobile devices.

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

Our Customers

Approximately 2.3 million customers have purchased from us within the last two years. We attracted approximately 467,000 and 521,000 new customers in fiscal 2019 and 2018, respectively. Our customers are located throughout the United States, with approximately 50% of customers residing in California, Florida, Texas, New York, Pennsylvania, North Carolina, Georgia, and Virginia. Our primary focus has been on retail customers and the average purchase was approximately $87 for both fiscal 2019 and fiscal 2018.

Marketing

The goal of our marketing strategy is to build brand recognition, increase customer traffic, add new customers, build strong customer loyalty, maximize reorders, and develop incremental revenue opportunities. We have an integrated marketing campaign that includes online marketing, television advertising, and direct mail/print and e-mail.

Online Marketing

We advertise and market our products primarily online. We make our brand available to Internet consumers by purchasing targeted keywords and achieving prominent placement on the top search engines and search engine networks, including Google, Bing™, and Yahoo®. We utilize Internet display and video advertisements, social media, and comparison shopping, and we are also members of the Rakuten Network, previously known as the Linkshare Network, which is an affiliate program with merchant clients and affiliate websites.

Television Advertising

Our television advertising is designed to build brand equity, create brand awareness, and generate initial purchases of products via the telephone and the Internet. Our television commercials typically focus on our ability to rapidly deliver to customers the same medications offered by veterinarians, but at reduced prices. We generally purchase advertising on national cable channels to target our key demographic group – women, ages 30 to 65. We believe that television advertising is particularly effective and instrumental in building brand awareness. Our most current television commercial, airing nationally, speaks to pet owners about the savings and convenience of purchasing the same exact pet medications from 1-800-PetMeds.

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

Purchasing

We purchase our products from a variety of sources, including certain manufacturers, domestic distributors, and wholesalers. There were four suppliers from whom we purchased approximately 50% of all products in fiscal 2019. We believe having strong relationships with product manufacturers and distributors will ensure the availability of an adequate volume of products ordered by our customers. Some of the major manufacturers of prescription and non-prescription medications have declined to sell these products to direct marketing companies, such as our company. (See Risk Factors.) Part of our growth strategy includes developing direct relationships with all of the leading pharmaceutical manufacturers of the more popular prescription and non-prescription medications.

Technology

We utilize integrated technologies in our call centers, e-commerce, order entry, and inventory control/fulfillment operations. Our systems are custom configured by us to optimize our computer telephone integration and mail-order processing. The systems are designed to maintain a large database of specialized information and process a large volume of orders efficiently and effectively. Our systems provide our customer care representatives, and our customers on our website, including on our mobile application, with real time product availability information and updated customer information to enhance our customer care.

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

We compete with veterinarians, and online and traditional retailers for the sale of prescription and non-prescription pet medications and other health products. Many pet owners may prefer the convenience of purchasing their pet medications or other health products at the time of a veterinarian visit. In order to effectively compete with veterinarians, we must continue to educate pet owners about the service, convenience, and savings offered by our Company.

According to the American Pet Products Manufacturers Association, pet spending in the United States increased 4.4% to $72.6 billion in 2018. Pet supplies and medications represented $18.1 billion, or 25% of the total spending on pets in the United States. The pet medication market that we participate in is estimated to be approximately $5.0 billion, with veterinarians having the majority of the market share. The dog and cat population is approximately 184 million, with approximately 68% of all households having a pet.

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

Intellectual Property

We conduct our business under the trade name “1-800-PetMeds” and use a family of trade names all containing the term “PetMeds” or “PetMed” in some form. We believe the “1-800-PetMeds” trade name, which is also our toll-free telephone number, and the “PetMeds” family of trademarks, have added significant value and are important factors in the marketing of our products. We have also obtained the right to use and control the Internet addresses www.1800petmeds.com, www.1888petmeds.com, www.petmedexpress.com, www.petmed.com, and www.petmeds.com.

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

Government Regulation

Dispensing prescription medications is governed at the state level by Boards of Pharmacy, or similar regulatory agencies, of each state where prescription medications are dispensed. We are subject to regulation by the State of Florida and are licensed as a community pharmacy by the Florida Board of Pharmacy. Our current license is valid until February 28, 2021, and prior to that date a renewal application will be submitted to the Board of Pharmacy. During fiscal 2015 we obtained a federal registration, and state registrations/permits as required, to dispense Schedule IV controlled substances. We also updated our federal registration and state registrations/permits as required to include the ability to dispense Schedule V controlled substances. Our pharmacy practice is also licensed and/or regulated by 49 other state pharmacy boards, the District of Columbia Board of Pharmacy, and the United States Drug Enforcement Administration, and with respect to our products, by other regulatory authorities including, but not necessarily limited to, the United States Food and Drug Administration (“FDA”) and the United States Environmental Protection Agency. As a licensed pharmacy in the State of Florida, we are subject to the Florida Pharmacy Act and regulations promulgated thereunder. To the extent that we are unable to maintain our license as a community pharmacy with the Florida Board of Pharmacy, or if we do not maintain the licenses granted by other state pharmacy boards, or if we become subject to actions by the FDA, or other enforcement regulators, our distribution of prescription medications to pet owners could cease, which could have a material adverse effect on our financial condition and results of operations.

Employees

We currently have 199 full time employees, including: 107 in customer care and marketing; 29 in fulfillment and purchasing; 52 in our pharmacy; 3 in information technology; 3 in administrative positions; and 5 in management. None of our employees are represented by a labor union, or governed by any collective bargaining agreements. We consider relations with our employees to be satisfactory.

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

The Company is a party to routine litigation and administrative complaints incidental to its business. Management does not believe that the resolution of any or all of such routine litigation and administrative complaints is likely to have a material adverse effect on the Company’s financial condition or results of operations. While we make every effort to fully comply with all applicable state rules, laws, and regulations, from time to time we have been the subject of administrative complaints regarding the authorization of prescriptions prior to shipment. We cannot assure you that we will not be the subject of administrative complaints in the future. We cannot guarantee you that we will not be subject to reprimands, sanctions, probations, or fines, or that one or more of our pharmacy licenses will not be suspended or revoked. If we were unable to maintain our license as a community pharmacy in the State of Florida, or if we are not granted licensure in a state that begins to require licensure, or if one or more of the licenses granted by other state boards should be suspended or revoked, our ability to continue to sell prescription medications and to continue our business as it is presently conducted could be in jeopardy.

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

While we ship pet medications to customers in all 50 states, approximately 50% of our sales for the fiscal year ended March 31, 2019 were made to customers located in the states of California, Florida, Texas, New York, Pennsylvania, North Carolina, Georgia, and Virginia. If for any reason our license to operate a pharmacy in one or more of those states should be suspended or revoked, or if it is not renewed, our ability to sell prescription medications to residents of those states would cease and our financial condition and results of operations in future periods would be materially adversely affected.

We face significant competition from veterinarians and online and traditional retailers and may not be able to compete profitably with them.

We compete directly and indirectly with veterinarians for the sale of pet medications and other health products. Veterinarians hold a competitive advantage over us because many pet owners may find it more convenient or preferable to purchase these products directly from their veterinarians at the time of an office visit. We also compete directly and indirectly with both online and traditional retailers. Both online and traditional retailers may hold a competitive advantage over us because of longer operating histories, established brand names, greater resources, and/or an established customer base. Online retailers may have a competitive advantage over us because of established affiliate relationships to drive traffic to their website. Traditional retailers may hold a competitive advantage over us because pet owners may prefer to purchase these products from a store instead of online or through catalog or telephone methods. In addition, we face growing competition from online and multichannel retailers, some of whom may have a lower cost structure than ours, as customers now routinely use computers, tablets, smartphones, and other mobile devices and mobile applications to shop online and compare prices and products in real time. In order to effectively compete in the future, we may be required to offer promotions and other incentives, which may result in lower operating margins and adversely affect the results of operations. We also face a significant challenge from our competitors forming alliances with each other, such as those between online and traditional retailers. These relationships may enable both their online and retail stores to negotiate better pricing and better terms from suppliers by aggregating the demand for products and negotiating volume discounts, which could be a competitive disadvantage to us.

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

Through our information technology, we are able to provide an improved overall shopping and interconnected retail experience that empowers our customers to shop and interact with us from computers, tablets, smartphones and other mobile devices. We use our website and our mobile application both as sales channels for our products and also as methods of providing product and other relevant information to our customers to drive online sales. Our online programs, communities and knowledge center allow us to inform, assist and interact with our customers. We also continually seek to enhance all of our online properties to provide an attractive user-friendly interface for our customers, as evidenced by our recent redesign of our website. Disruptions, failures or other performance issues with these customer-facing technology systems could impair the benefits that they provide to our online business and negatively affect our relationship with our customers.

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

Because our operating results are difficult to predict, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. The majority of our product sales are affected by the seasons, due to the seasonality of mainly flea, tick, and heartworm medications. For the quarters ended June 30, 2018, September 30, 2018, December 31, 2018, and March 31, 2019, Company sales were 31%, 25%, 21%, and 23%, respectively. In addition to the seasonality of our sales, our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, including weather, many of which are out of our control. Any change in one or more of these factors could materially adversely affect our financial condition and results of operations in future periods.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our facilities, including our principal executive offices and distribution center, are located at 420 South Congress Avenue, Delray Beach, Florida 33445. In January 2016, we completed the acquisition of this real property located at 420 South Congress Avenue, Delray Beach, Florida 33445, and improvements thereon (collectively referred to herein as the “Property”), the assignment and assumption of all leases and service agreements affecting the Property, and certain tangible and intangible personal property related to the Property, for a purchase price of $18.5 million, plus closing costs. The Property consists of approximately 634,000 square feet of land or 14.6 acres with two building complexes totaling approximately 185,000 square feet, with additional land for future use. The first building complex consists of approximately 125,000 square feet and the second building complex consists of approximately 60,000 square feet each consisting of both office and warehouse space. The Company occupies approximately 97,000 square feet of the first building for its principal offices and distribution center. As of March 31, 2019, 48% of the Property was leased to two tenants with a remaining weighted average lease term of 4.5 years. We believe that our facilities are sufficient for our current needs and are in good condition in all material respects.

ITEM 3. LEGAL PROCEEDINGS

The Company is a defendant in a putative class action lawsuit, filed in May 2019, in the United States District Court for the Southern District of New York seeking injunctive and monetary relief styled Valentin Reid, on behalf of himself and all others similarly situated v. PetMed Express, Inc., Case No. 19-cv-4169, alleging that the Company’s website, www.1800petmeds.com, does not comply with the Americans with Disabilities Act (“ADA”), New York State Human Rights Law (“NYSHRL”), and New York City Human Rights Law (“NYCHRL”), and discriminates against visually impaired individuals. The Company denies any wrongdoing and intends to vigorously defend itself against such allegations. At this stage, the company can neither accurately predict the likelihood of an unfavorable or adverse outcome nor provide an estimate of the amount or range of potential loss, if any.

In January 2019, a putative class action complaint was filed by a different individual in the United States District Court for the Southern District of New York alleging that company’s website, www.1800petmeds.com, does not comply with the ADA, NYSHRL, and NYCHRL, and discriminates against visually impaired individuals. The Plaintiff named a New York corporation named Pet Meds Inc., which is not related or affiliated with the Company, as the defendant. However, the Plaintiff has sought to remedy that error by requesting leave to file an amended complaint naming the Company, which request the Court granted on April 9, 2019. On April 18, 2019, the Court granted the Plaintiff’s request to transfer the case to the United States District Court for the Eastern District of New York, where it is currently pending. The matter is styled Brian Fischler, individually and on behalf of all other persons similarly situated v. PetMed Express, Inc.; Case No. 19-cv-02391. The Company denies any wrongdoing and it intends to vigorously defend itself against such allegations. At this early juncture, the Company can neither accurately predict the likelihood of an unfavorable or adverse outcome nor provide an estimate of the amount or range of potential loss, if any.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

      Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “PETS.” The prices set forth below reflect the high and low sale prices per share in each of the quarters of fiscal 2019 and 2018 as reported by the NASDAQ.

Fiscal 2019:	High	Low
First Quarter	$46.17	$33.46
Second Quarter	$44.57	$33.01
Third Quarter	$32.67	$22.42
Fourth Quarter	$24.32	$20.50

Fiscal 2018:	High	Low
First Quarter	$41.06	$20.20
Second Quarter	$50.54	$33.15
Third Quarter	$48.11	$34.19
Fourth Quarter	$53.24	$41.20

Holders

There were 95 holders of record of our common stock at May 28, 2019, and approximately 31,500 of our holders are “street name” or beneficial holders, whose shares are held by banks, brokers, or other financial institutions.

Dividends

During fiscal 2018 and 2019, our Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount (In thousands)	Payment Date
May 8, 2017	$0.20	May 19, 2017	$4,105	May 26, 2017
July 24, 2017	$0.20	August 7, 2017	$4,121	August 18, 2017
October 23, 2017	$0.20	November 6, 2017	$4,121	November 17, 2017
January 22, 2018	$0.25	February 5, 2018	$5,150	February 16, 2018

May 7, 2018	$0.25	May 18, 2018	$5,150	May 25, 2018
July 23, 2018	$0.27	August 3, 2018	$5,584	August 10, 2018
October 22, 2018	$0.27	November 5, 2018	$5,582	November 16, 2018
January 21, 2019	$0.27	February 4, 2019	$5,582	February 15, 2019

On May 8, 2017, the Company’s Board of Directors declared an increased quarterly dividend of $0.20 per share, and then on January 22, 2018 the Company’s Board of Directors increased the quarterly dividend to $0.25 per share, on its common stock. On May 7, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.25 per share, and then on July 23, 2018 the Company’s Board of Directors increased the quarterly dividend to $0.27 per share, on its common stock. On May 6, 2019, the Company’s Board of Directors declared a quarterly dividend of $0.27 per share on its common stock. The $5.6 million dividend was paid on May 24, 2019, to shareholders of record at the close of business on May 17, 2019. The Company intends to continue to pay regular quarterly dividends; however the declaration and payment of future dividends is discretionary and will be subject to a determination by the Board of Directors each quarter following its review of the Company’s financial performance.

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

There can be no assurances as to the precise number of shares that will be repurchased under the share repurchase plan, and the Company may discontinue the share repurchase plan at any time subject to compliance with applicable regulatory requirements. Shares purchased pursuant to the share repurchase plan will either be cancelled or held in the Company's treasury. On January 25, 2019 the Company’s Board of Directors authorized an additional $30.0 million under the repurchase plan. As of March 31, 2019, the Company had approximately $40.2 million remaining under the Company’s share repurchase plan. Since the inception of the share repurchase plan up to March 31, 2019, approximately 5.6 million shares have been repurchased under the plan for approximately $69.8 million, averaging approximately $12.54 per share. Subsequent to March 31, 2019, the Company repurchased approximately 450,000 of its own shares for approximately $8.6 million, averaging approximately $19.08 per share.

Performance Graph

Set forth below is a line graph comparing the five year cumulative performance of our Common Stock with the Nasdaq Composite, the Russell 2000, and our SIC Code 5912 (pharmacy peer group) from March 31, 2014 to March 31, 2019. The graph assumes that $100 was invested on March 31, 2014 in each of our Common Stock, the Nasdaq Composite, the Russell 2000, and the SIC Code 5912 (pharmacy peer group). Because we have historically paid dividends on a quarterly basis, the graph assumes that dividends were reinvested. The performance graph and related information below shall not be deemed “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Performance graph data:

	Fiscal Year Ended March 31,
	2014	2015	2016	2017	2018	2019
PetMed Express, Inc.	100.00	129.40	146.50	171.13	362.37	204.82
Nasdaq Composite	100.00	118.12	118.77	145.94	176.24	194.97
SIC Code 5912	100.00	135.63	137.32	118.28	94.91	88.65
Russell 2000	100.00	108.21	97.65	123.25	137.78	140.61

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our Amended and Restated 2006 Employee Equity Compensation Restricted Stock Plan, Amended and Restated 2006 Outside Director Equity Compensation Restricted Stock Plan, 2015 Outside Director Equity Compensation Restricted Stock Plan, and 2016 Employee Equity Compensation Restricted Stock Plan as of March 31, 2019:

EQUITY COMPENSATION PLAN INFORMATION
(In thousands)
	Number of securities		Number of securities
	to be issued upon	Weighted average	remaining available
	exercise of outstanding	exercise price of	for future issuance
	options, warrants	outstanding options,	under equity
Plan category	and rights	warrants and rights	compensation plans

2006 Employee Equity Compensation Restricted Stock Plan	13	-	-

2006 Outside Director Equity Compensation Restricted Stock Plan	-	-	-

2015 Outside Director Equity Compensation Restricted Stock Plan	68	-	468	(1)

2016 Employee Equity Compensation Restricted Stock Plan	69	-	915

Total	150		1,383

(1)

The number of shares of common stock available for issuance under the 2015 Outside Director Equity Compensation Restricted Stock Plan automatically increase on the first trading day of January each calendar year during the term of the 2015 Outside Director Equity Compensation Restricted Stock Plan, by an amount equal to ten percent (10%) of the total number of shares of common stock authorized under the 2015 Outside Director Equity Compensation Restricted Stock Plan.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and notes thereto, and other financial information included elsewhere in this Annual Report on Form 10-K. The Consolidated Statements of Income data set forth below for the fiscal years ended March 31, 2019, 2018, and 2017 and the Consolidated Balance Sheet data as of March 31, 2019 and 2018 have been derived from our audited Consolidated Financial Statements which are included elsewhere in this Annual Report on Form 10-K. The Consolidated Statements of Income data set forth below for the fiscal years ended March 31, 2016 and 2015 and the Consolidated Balance Sheet data as of March 31, 2017, 2016 and 2015 have been derived from our audited Consolidated Financial Statements which are not included in this Annual Report on Form 10-K.

CONSOLIDATED STATEMENTS OF INCOME DATA
(In thousands, except for per share amounts)
	Fiscal Year Ended March 31,
	2019	2018	2017	2016	2015

Sales	$283,419	$273,800	$249,176	$234,684	$229,395
Cost of sales	188,105	175,993	169,862	158,388	153,125
Gross profit	95,314	97,807	79,314	76,296	76,270
Operating expenses	49,140	45,671	41,831	43,908	48,657
Net income	37,740	37,283	23,819	20,567	17,453
Net income per common share:
Basic	1.84	1.83	1.18	1.02	0.87
Diluted	1.84	1.82	1.17	1.02	0.87
Weighted average number of common shares outstanding:
Basic	20,461	20,346	20,232	20,124	20,015
Diluted	20,491	20,433	20,378	20,254	20,136
Cash dividends declared per common share	1.06	0.85	0.76	0.72	0.68

CONSOLIDATED BALANCE SHEET DATA
(In thousands)
	March 31,
	2019	2018	2017	2016	2015

Working capital	$107,805	$87,126	$63,430	$60,543	$72,166
Total assets	154,427	134,836	112,809	90,279	82,852
Total liabilities	19,747	19,105	19,443	7,084	7,417
Shareholders' equity	134,680	115,731	93,366	83,195	75,435

NON FINANCIAL DATA (UNAUDITED)
(In thousands)
	March 31,
	2019	2018	2017	2016	2015

New customers acquired	467	521	514	489	529
Total accumulated customers (1)	10,577	10,110	9,589	9,075	8,586

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

The Company markets its products through national advertising campaigns which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases. Approximately 85% of all sales were generated via the Internet in fiscal 2019, compared to 84% in fiscal 2018. The Company’s sales consist of products sold mainly to retail consumers. The twelve-month average purchase was approximately $87 per order for both of the fiscal years ended March 31, 2019 and 2018.

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

The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends. The allowance for doubtful accounts was approximately $39,000 at March 31, 2019 compared to $35,000 at March 31, 2018.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or net realizable value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. The inventory reserve was approximately $54,000 and $58,000 at March 31, 2019 and 2018, respectively.

Advertising

The Company's advertising expense consists primarily of Internet marketing, direct mail/print, and television advertising. Internet costs are expensed in the month incurred and direct mail/print advertising costs are expensed when the related brochures and postcards are produced, distributed, or superseded. Television advertising costs are expensed as the advertisements are televised.

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

Results of Operations

The following should be read in conjunction with the Company’s Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Consolidated Statements of Comprehensive Income:

	Fiscal Year Ended March 31,

	2019	2018	2017

Sales	100.0%	100.0%	100.0%
Cost of sales	66.4	64.3	68.2

Gross profit	33.6	35.7	31.8

Operating expenses:
General and administrative	8.7	8.9	9.2
Advertising	7.8	7.0	7.1
Depreciation	0.8	0.8	0.5
Total operating expenses	17.3	16.7	16.8

Income from operations	16.3	19.0	15.0

Total other income	1.0	0.6	0.2

Income before provision for income taxes	17.3	19.6	15.2

Provision for income taxes	4.0	6.0	5.7

Net income	13.3%	13.6%	9.5%

Fiscal 2019 Compared to Fiscal 2018

Sales

Sales increased by approximately $9.6 million, or 3.5%, to approximately $283.4 million for the fiscal year ended March 31, 2019, from approximately $273.8 million for the fiscal year ended March 31, 2018. The increase in sales for the fiscal year ended March 31, 2019 was primarily due to increased reorder sales, offset by decreased new order sales. The Company acquired approximately 467,000 new customers for the fiscal year ended March 31, 2019, compared to approximately 521,000 new customers for the same period the prior year. The following chart illustrates sales by various sales classifications:

Year Ended March 31,
Sales (In thousands)	2019	%	2018	%	$ Variance	% Variance
Reorder Sales	$241,780	85.3%	$227,513	83.1%	$14,267	6.3%
New Order Sales	$41,639	14.7%	$46,287	16.9%	$(4,648)	-10.0%

Total Net Sales	$283,419	100.0%	$273,800	100.0%	$9,619	3.5%

Internet Sales	$240,034	84.7%	$230,319	84.1%	$9,715	4.2%
Contact Center Sales	$43,385	15.3%	$43,481	15.9%	$(96)	-0.2%

Total Net Sales	$283,419	100.0%	$273,800	100.0%	$9,619	3.5%

Going forward sales may be adversely affected due to increased competition and consumers giving more consideration to price. No guarantees can be made that sales will grow in the future. The majority of our product sales are affected by the seasons, due to the seasonality of mainly flea, tick, and heartworm medications. For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2019, the Company’s sales were approximately 31%, 25%, 21%, and 23%, respectively. For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2018, the Company’s sales were approximately 29%, 24%, 22%, and 25%, respectively.

Cost of sales

Cost of sales increased by $12.1 million, or 6.9% to $188.1 million for the fiscal year ended March 31, 2019, from $176.0 million for the fiscal year ended March 31, 2018. As a percentage of sales, cost of sales was 66.4% in fiscal 2019, as compared to 64.3% in fiscal 2018. The cost of sales increase is due to increased sales and the percentage increase can be attributed to increases in discounts given to customers to stimulate sales in response to increased online competition, and an increase in product costs during the fiscal year.

Gross profit

Gross profit decreased by $2.5 million, or 2.6%, to $95.3 million for the fiscal year ended March 31, 2019, from $97.8 million for the fiscal year ended March 31, 2018. The decrease in gross profit in fiscal 2019 is directly related to increased discounts given to customers to stimulate sales. Gross profit as a percentage of sales for fiscal 2019 was 33.6% compared to 35.7% for fiscal 2018. The gross profit percentage decrease in fiscal 2019 can be mainly attributed to increases in discounts given to customers to stimulate sales in response to increased online competition, and an increase in product costs during the fiscal year. Going forward gross profit may be adversely affected due to increased competition and consumers giving more consideration to price.

General and administrative expenses

General and administrative expenses increased by $477,000, or 2.0%, to $24.8 million for the fiscal year ended March 31, 2019 from $24.3 million for the fiscal year ended March 31, 2018. The increase in general and administrative expenses for the fiscal year ended March 31, 2019 was primarily due to the following: a $291,000 increase in property expenses related to increased property taxes in fiscal 2019; a $257,000 increase in bank service fees due to increased sales; a $142,000 increase in professional fees which is related to increased legal and IT related expenses; and a $110,000 increase in travel and related expenses due to participating in a conference in fiscal 2019. Offsetting the increase was a $167,000 decrease in payroll expenses related to a decrease in stock compensation expense in fiscal 2019; a $79,000 decrease in insurance expense relating to reduced premiums; and a $78,000 net decrease to other expenses which include telephone, bad debt, and office expenses. General and administrative expenses as a percentage of sales were 8.7% for the fiscal year ended March 31, 2019, compared to 8.9% for the fiscal year ended March 31, 2018.

Advertising expenses

Advertising expenses increased by approximately $2.8 million to approximately $22.1 million for the fiscal year ended March 31, 2019, from approximately $19.3 million for the fiscal year ended March 31, 2018. The increase in advertising expenses for fiscal 2019 was intended to stimulate sales and promote brand awareness. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $47 for the fiscal year ended March 31, 2019, compared to $37 for the fiscal year ended March 31, 2018.

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

As a percentage of sales, advertising expense was 7.8% and 7.0% for the fiscal years ended March 31, 2019 and 2018, respectively. The increase in advertising expense as a percentage of total sales for the fiscal year ended March 31, 2018 can be mainly attributed to increased online and television advertising to stimulate sales and promote brand awareness. The Company currently anticipates advertising as a percentage of sales to be approximately 10% for fiscal 2020. However, the advertising percentage may fluctuate quarter to quarter due to seasonality and advertising availability.

Depreciation

Depreciation expense for the fiscal year ended March 31, 2019 increased by approximately $99,000, to approximately $2.2 million from approximately $2.1 million for the fiscal year ended March 31, 2018. This increase to depreciation expense for the fiscal year ended March 31, 2019 can be attributed to an increase in new property and equipment additions in fiscal 2019.

Other income

Other income increased by approximately $1.2 million, to approximately $2.9 million for the fiscal year ended March 31, 2019 from approximately $1.7 million for the fiscal year ended March 31, 2018. The increases to other income for the fiscal year ended March 31, 2018 are primarily related to increased interest income due to increased interest rates. Interest income may decrease in the future as the Company utilizes its cash balances on its share repurchase plan, with approximately $40.2 million remaining at March 31, 2019, on any quarterly dividend payment, or on its operating activities.

Provision for income taxes

For the fiscal years ended March 31, 2019 and 2018, the Company recorded an income tax provision for approximately $11.4 million and $16.5 million, respectively. The decrease to the income tax provision for fiscal 2019 is related to a decrease in operating income offset by the income tax rate reduction pursuant to the Tax Cuts and Jobs Act of 2017 (“2017 Act”). The effective tax rate for the fiscal years ended March 31, 2019 and 2018 were 23.2% and 30.7%, respectively. The decrease to the effective rate for the fiscal year ended March 31, 2019 is due to a reduction in the Company’s corporate tax rate pursuant to the 2017 Act. The Company estimates its effective tax rate will be approximately 24.0% for fiscal 2020.

Net income

Net income increased by approximately $457,000, or 1.2%, to approximately $37.7 million for the fiscal year ended March 31, 2019 from approximately $37.3 million for the fiscal year ended March 31, 2018. The increase was primarily due to a decrease in the tax provision due to a reduction in the effective tax rate, which was offset by a decrease to gross profit due to increases in discounts given to customers to stimulate sales in response to increased online competition and increased advertising.

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

Liquidity and Capital Resources

The Company’s working capital at March 31, 2019 and 2018 was approximately $107.8 million and approximately $87.1 million, respectively. The $20.7 million increase in working capital was primarily attributable to cash flow generated from operations, offset by dividends paid out in the fiscal year. Net cash provided by operating activities was $45.1 million and $37.4 million for the fiscal years ended March 31, 2019 and 2018, respectively. This change can be mainly attributed to a decrease in the Company’s inventory balance at March 31, 2019, as compared to an increase in the Company’s inventory balances at March 31, 2018. Net cash used in investing activities was $620,000 and $703,000 million for the fiscal years ended March 31, 2019 and 2018, respectively. This change in investing activities is related to decreased property and equipment additions acquired in fiscal 2019. Net cash used in financing activities was $21.9 million and $17.5 million for the fiscal years ended March 31, 2019 and 2018, respectively. This change represented an increase in the dividends paid during fiscal 2019. At March 31, 2019 the Company had approximately $40.2 million remaining under the Company’s share repurchase plan, and no shares were repurchased in fiscal 2019. Subsequent to March 31, 2019, the Company repurchased approximately 450,000 of its own shares for approximately $8.6 million, averaging approximately $19.08 per share.

Subsequent to March 31, 2019, the Company’s Board of Directors declared a quarterly dividend of $0.27 per share on May 6, 2019. The Board established a May 17, 2019 record date and a May 24, 2019 payment date. Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan, on quarterly dividends, or on its operating activities.

At March 31, 2019 the Company had no outstanding lease commitments. We are not currently bound by any long or short term agreements for the purchase or lease of capital expenditures. Any material amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any future increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Presently, we have approximately $5.0 million forecasted for capital expenditures in fiscal 2020, which will be funded through cash from operations. The Company’s primary source of working capital is cash from operations. The Company presently has no need for alternative sources of working capital, and has no commitments or plans to obtain additional capital.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at March 31, 2019.

Contractual Obligations and Commitments (In thousands)

The table and information below presents the Company’s significant obligations and commitments at March 31, 2019:

	Total	Less than 1 year	1-2 years	3-5 Years	More than 5 years

Executive employment contract	$72	$72	$-	$-	$-

Total obligations	$72	$72	$-	$-	$-

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and cash equivalents. At March 31, 2019, we had $100.5 million in cash and cash equivalents, primarily money market accounts. A majority of our cash and cash equivalents generates interest income based on prevailing interest rates.

A significant change in interest rates would impact the amount of interest income generated from our excess cash and cash equivalents. It would also impact the market value of our cash and cash equivalents. Our cash and cash equivalents are subject to market risk, primarily interest rate and credit risk. Our investments are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our investments to high-quality debt instruments with both short and long term maturities. We do not hold any derivative financial instruments that could expose us to significant market risk. At March 31, 2019, we had no debt obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PETMED EXPRESS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

PetMed Express, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PetMed Express, Inc. and its subsidiaries (the Company) as of March 31, 2019 and 2018, the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated May 28, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

West Palm Beach, Florida

May 28, 2019

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for per share amounts)

	March 31,	March 31,
	2019	2018
ASSETS

Current assets:
Cash and cash equivalents	$100,529	$77,936
Accounts receivable, less allowance for doubtful accounts of $39 and $35, respectively	2,542	2,292
Inventories - finished goods	21,370	23,337
Prepaid expenses and other current assets	1,408	882
Prepaid income taxes	582	788

Total current assets	126,431	105,235

Noncurrent assets:
Property and equipment, net	27,136	28,741
Intangible assets	860	860

Total noncurrent assets	27,996	29,601

Total assets	$154,427	$134,836

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$16,275	$15,274
Accrued expenses and other current liabilities	2,351	2,835

Total current liabilities	18,626	18,109

Deferred tax liabilities	1,121	996

Total liabilities	19,747	19,105

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 5,000 shares authorized; 3 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized; 20,674 and 20,601 shares issued and outstanding, respectively	21	21
Additional paid-in capital	12,478	9,381
Retained earnings	122,172	106,320

Total shareholders' equity	134,680	115,731

Total liabilities and shareholders' equity	$154,427	$134,836

See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except for per share amounts)

	Year Ended March 31,
	2019	2018	2017

Sales	$283,419	$273,800	$249,176
Cost of sales	188,105	175,993	169,862

Gross profit	95,314	97,807	79,314

Operating expenses:
General and administrative	24,767	24,290	22,799
Advertising	22,148	19,255	17,663
Depreciation	2,225	2,126	1,369
Total operating expenses	49,140	45,671	41,831

Income from operations	46,174	52,136	37,483

Other income (expense):
Interest income, net	1,864	658	141
Other, net	1,083	995	300
Total other income	2,947	1,653	441

Income before provision for income taxes	49,121	53,789	37,924

Provision for income taxes	11,381	16,506	14,105

Net income	$37,740	$37,283	$23,819

Comprehensive income	$37,740	$37,283	$23,819

Net income per common share:
Basic	$1.84	$1.83	$1.18
Diluted	$1.84	$1.82	$1.17

Weighted average number of common shares outstanding:
Basic	20,461	20,346	20,232
Diluted	20,491	20,433	20,378

Cash dividends declared per common share	$1.06	$0.85	$0.76

See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Fiscal years ended March 31, 2017, March 31, 2018, and March 31, 2019
(In thousands)

	Convertible		Common		Additional		Other
	Preferred Stock		Stock		Paid-In	Retained	Comprehensive
	Shares	Amounts	Shares	Amounts	Capital	Earnings	Gain	Total

Balance, March 31, 2016	3	$9	20,447	$20	$4,871	$78,295	$-	$83,195

Issuance of restricted stock, net	-	-	79	1	-	-	-	1

Share based compensation	-	-	-	-	1,935	-	-	1,935

Dividends declared	-	-	-	-	-	(15,584)	-	(15,584)

Net income	-	-	-	-	-	23,819	23,819	23,819

Balance, March 31, 2017	3	9	20,526	21	6,806	86,530	-	93,366

Issuance of restricted stock, net	-	-	75	-	-	-	-	-

Share based compensation	-	-	-	-	2,575	-	-	2,575

Dividends declared	-	-	-	-	-	(17,493)	-	(17,493)

Net income	-	-	-	-	-	37,283	37,283	37,283

Balance, March 31, 2018	3	9	20,601	21	9,381	106,320	-	115,731

Issuance of restricted stock, net	-	-	73	-	-	-	-	-

Share based compensation	-	-	-	-	3,097	-	-	3,097

Dividends declared	-	-	-	-	-	(21,888)	-	(21,888)

Net income	-	-	-	-	-	37,740	37,740	37,740

Balance, March 31, 2019	3	$9	20,674	$21	$12,478	$122,172	$-	$134,680

See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	March 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$37,740	$37,283	$23,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,225	2,126	1,369
Share based compensation	3,097	2,575	1,935
Deferred income taxes	125	(92)	1,951
Bad debt expense	85	112	421
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Accounts receivable	(335)	(596)	(505)
Inventories - finished goods	1,967	(3,109)	5,358
Prepaid income taxes	206	(788)	243
Prepaid expenses and other current assets	(526)	137	1,416
Accounts payable	1,001	53	10,217
Accrued expenses and other current liabilities	(447)	337	321
Income taxes payable	-	(659)	659
Net cash provided by operating activities	45,138	37,379	47,204

Cash flows from investing activities:
Purchases of property and equipment	(620)	(703)	(10,604)
Net cash used in investing activities	(620)	(703)	(10,604)

Cash flows from financing activities:
Dividends paid	(21,925)	(17,470)	(15,509)
Net cash used in financing activities	(21,925)	(17,470)	(15,509)

Net increase in cash and cash equivalents	22,593	19,206	21,091

Cash and cash equivalents, at beginning of year	77,936	58,730	37,639

Cash and cash equivalents, at end of year	$100,529	$77,936	$58,730

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$11,051	$18,046	$11,373

Dividends payable in accrued expenses	$203	$240	$217

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

Organization

PetMed Express, Inc. and subsidiaries, d/b/a 1-800-PetMeds (the “Company”), is a leading nationwide pet pharmacy. The Company markets prescription and non-prescription pet medications, health products, and supplies for dogs and cats, direct to the consumer. The Company markets its products through national advertising campaigns, which aim to increase the recognition of the “1-800-PetMeds” brand name and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases. The majority of all of the Company's sales are to residents in the United States. The Company’s corporate headquarters and distribution facility are located in Delray Beach, Florida. The Company's fiscal year end is March 31, and references herein to fiscal 2019, 2018, or 2017 refer to the Company's fiscal years ended March 31, 2019, 2018, and 2017, respectively.

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

The Company disaggregates revenue in the following two categories: (1) reorder revenue vs new order revenue, and (2) internet revenue vs contact center revenue. The following table illustrates revenue by various classifications:

Year Ended March 31,
Sales (In thousands)	2019	%	2018	%	$ Variance	% Variance

Reorder Sales	$241,780	85.3%	$227,513	83.1%	$14,267	6.3%
New Order Sales	$41,639	14.7%	$46,287	16.9%	$(4,648)	-10.0%

Total Net Sales	$283,419	100.0%	$273,800	100.0%	$9,619	3.5%

Internet Sales	$240,034	84.7%	$230,319	84.1%	$9,715	4.2%
Contact Center Sales	$43,385	15.3%	$43,481	15.9%	$(96)	-0.2%

Total Net Sales	$283,419	100.0%	$273,800	100.0%	$9,619	3.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies (Continued)

Year Ended March 31,
Sales (In thousands)	2018	%	2017	%	$ Variance	% Variance

Reorder Sales	$227,513	83.1%	$206,299	82.8%	$21,214	10.3%
New Order Sales	$46,287	16.9%	$42,877	17.2%	$3,410	8.0%

Total Net Sales	$273,800	100.0%	$249,176	100.0%	$24,624	9.9%

Internet Sales	$230,319	84.1%	$205,643	82.5%	$24,676	12.0%
Contact Center Sales	$43,481	15.9%	$43,533	17.5%	$(52)	-0.1%

Total Net Sales	$273,800	100.0%	$249,176	100.0%	$24,624	9.9%

The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize accounts receivable balances relative to sales. The Company had no material contract asset or liability balances as of March 31, 2019 and 2018.

The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends. The allowance for doubtful accounts was approximately $39,000 at March 31, 2019 compared to $35,000 at March 31, 2018.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2019 and 2018 consisted of the Company’s cash accounts and money market accounts with a maturity of three months or less. The carrying amount of cash equivalents approximates fair value. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

Inventories

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or net realizable value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. The inventory reserve was approximately $54,000 and $58,000 at March 31, 2019 and 2018, respectively.

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

Advertising

The Company's advertising expense consists primarily of Internet marketing, direct mail/print, and television advertising. Internet costs are expensed in the month incurred and direct mail/print advertising costs are expensed when the related catalogs, brochures, and postcards are produced, distributed, or superseded. Television advertising costs are expensed as the advertisements are televised.

Comprehensive Income

The Company applies ASC Topic 220 (“Reporting Comprehensive Income”) which requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. For the fiscal years ended March 31, 2019, 2018 and 2017 the Company had no unrealized gains or losses.

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

The Company applies “Accounting for Uncertainty in Income Taxes” guidance to all tax positions for which the statute of limitations remains open. The Company files tax returns in the U.S. federal jurisdiction and Florida and Virginia.  With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years ending March 31, 2013, or earlier. Any interest and penalties related to income taxes will be recorded to other income (expenses).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies (Continued)

Business Concentrations

The Company purchases its products from a variety of sources, including certain manufacturers, domestic distributors, and wholesalers. We have multiple suppliers for each of our products to obtain the lowest cost. There were four suppliers from whom we purchased approximately 50% of all products in both fiscal 2019 and fiscal 2018.

Accounting for Share Based Compensation

The Company records compensation expense associated with restricted stock in accordance with ASC Topic 718 (“Share Based Payment”). The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of general and administrative expenses.

Recent Accounting Pronouncements

In February 2016, the FASB issued guidance on leases which supersedes the current lease guidance. The core principle requires lessees to recognize the assets and liabilities that arise from nearly all leases in the statement of financial position. Accounting applied by lessors will remain largely consistent with previous guidance, additional changes set to align lessor accounting with the revised lessee model and the FASB’s revenue recognition guidance. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this standard on April 1, 2019. The Company has very few lease arrangements. We do not expect the standard to have a material impact on our consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

(2)	Property and Equipment

Major classifications of property and equipment consist of the following (in thousands):

	March 31,
	2019	2018

Building	$14,997	$14,997
Land	3,700	3,700
Building Improvements	2,817	2,807
Computer Software	5,891	5,504
Furniture, fixtures and equipment	8,128	7,906
	35,533	34,914
Less: accumulated depreciation	(8,397)	(6,173)

Property and equipment, net	$27,136	$28,741

(3)	Valuation and Qualifying Accounts

Activity in the Company's valuation and qualifying accounts consists of the following (in thousands):

	Year Ended March 31,
	2019	2018	2017

Allowance for doubtful accounts:
Balance at beginning of period	$35	$27	$13
Provision for doubtful accounts	85	112	421
Write-off of uncollectible accounts receivable	(81)	(104)	(407)

Balance at end of year	$39	$35	$27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)	Accrued Expenses and Other Current Liabilities

Major classifications of accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,
	2019	2018

Accrued sales tax	$323	$449
Accrued credit card fees	404	381
Accrued salaries and benefits	685	966
Accrued professional expenses	281	320
Accrued sales return allowance	184	191
Accrued dividends payable	203	240
Accrued real estate taxes	87	87
Other accrued liabilities	184	201

Accrued expenses and other current liabilities	$2,351	$2,835

(5)	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	March 31,
	2019	2018
Deferred tax assets:
Accrued expenses	$298	$346
Deferred stock compensation	412	353
Bad debt and inventory reserves	22	22

Total deferred tax assets	732	721

Deferred tax liabilities:
Property and equipment	1,853	1,717

Total net deferred taxes	$(1,121)	$(996)

At March 31, 2019, the Company had no federal net operating loss carryforwards.

The components of the income tax provision consist of the following (in thousands):

	Year Ended March 31,
	2019	2018	2017

Current taxes
Federal	$9,718	$15,012	$11,095
State	1,538	1,586	1,059
Total current taxes	11,256	16,598	12,154

Deferred taxes
Federal	108	(83)	1,781
State	17	(9)	170
Total deferred taxes	125	(92)	1,951

Total provision for income taxes	$11,381	$16,506	$14,105

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)	Income Taxes (Continued)

The reconciliation of income tax provision computed at the U.S. federal statutory tax rates to income tax expense is as follows (in thousands):

	Year Ended March 31,
	2019	2018	2017

Income taxes at U.S. statutory rates	$10,315	$16,943	$13,274
State income taxes, net of federal tax benefit	1,233	1,078	858
Restricted stock windfall adjustment	(176)	(1,086)	-
Reduction of deferred tax liability due to rate reduction	-	(430)	-
Other	9	1	(27)

Total provision for income taxes	$11,381	$16,506	$14,105

The 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law on December 22, 2017.  The 2017 Tax Act made a significant number of changes to the existing U.S. Internal Revenue Code, including a permanent reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. In accordance with SEC Staff Bulletin No. 118, fiscal year end companies were required to determine the appropriate blended rate to apply based on their respective fiscal year end dates. Therefore, instead of applying a 35.0% federal tax rate for the fiscal year ended March 31, 2018, the Company applied a blended federal rate of 31.5%. This blended rate was applied to fiscal 2018, resulting in a tax benefit of approximately $1.9 million. As a result, the Company recorded a provisional income tax benefit of approximately $430,000 related to the re-measurement of deferred tax assets and liabilities resulting from the reduction of the federal corporate tax rate.  In fiscal 2019 the Company recognized a stock compensation windfall benefit of approximately $176,000, and recognized a one-time charge of approximately $8,000 related to a return to provision true up of the fiscal 2018 income tax provision. In fiscal 2018 the Company also recognized a stock compensation windfall benefit of approximately $1.1 million, and recognized a one-time net benefit of approximately $150,000 related to a return to provision true up of the fiscal 2017 income tax provision.

(6)	Shareholders’ Equity

Preferred Stock

In April 1998, the Company issued 250,000 shares of its $.001 par value preferred stock at a price of $4.00 per share, less issuance costs of $112,187. Each share of the preferred stock is convertible into approximately 4.05 shares of common stock at the election of the shareholder. The shares have a liquidation value of $4.00 per share and may pay dividends at the sole discretion of the Company. The Company does not anticipate paying dividends to the preferred shareholders in the foreseeable future. Each share of preferred stock is entitled to one vote on all matters submitted to a vote of shareholders of the Company. At March 31, 2019 and 2018, 2,500 shares of the convertible preferred stock remained unconverted and outstanding.

Share Repurchase Plan

On November 8, 2006, the Company's Board of Directors approved a share repurchase plan of up to $20.0 million. On October 31, 2008, November 1, 2010, and August 1, 2011, the Company’s Board of Directors approved an increase under the repurchase plan each for an additional $20.0 million. On January 25, 2019 the Company’s Board of Directors authorized an additional $30.0 million under the repurchase plan. The repurchase plan is intended to be implemented through purchases made from time to time in either the open market or through private transactions at the Company's discretion, subject to market conditions and other factors, in accordance with Securities and Exchange Commission requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)	Shareholders’ Equity (Continued)

There can be no assurances as to the precise number of shares that will be repurchased under the share repurchase plan, and the Company may discontinue the share repurchase plan at any time subject to compliance with applicable regulatory requirements. Shares purchased pursuant to the share repurchase plan will either be cancelled or held in the Company's treasury. During both fiscal 2019 and 2018 the Company had no share repurchases. At March 31, 2019 the Company had approximately $40.2 million remaining under the Company’s share repurchase plan.

Dividends

On May 8, 2017 the Company’s Board of Directors increased the quarterly dividend to $0.20 per share, then on January 22, 2018 the Company’s Board of Directors increased the quarterly dividend to $0.25 per share, and then on July 23, 2018 the Company’s Board of Directors increased the quarterly dividend to $0.27 per share, on its common stock. The Company intends to continue to pay regular quarterly dividends; however the declaration and payment of future dividends is discretionary and will be subject to a determination by the Board of Directors each quarter following its review of the Company’s financial performance.

During fiscal 2019, our Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount (In thousands)	Payment Date

May 7, 2018	$0.25	May 18, 2018	$5,150	May 25, 2018
July 23, 2018	$0.27	August 3, 2018	$5,584	August 10, 2018
October 22, 2018	$0.27	November 5, 2018	$5,582	November 16, 2018
January 21, 2019	$0.27	February 4, 2019	$5,582	February 15, 2019

(7)	Net Income Per Share

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

	Year Ended March 31,
	2019	2018	2017

Net income (numerator):

Net income	$37,740	$37,283	$23,819

Shares (denominator)

Weighted average number of common shares outstanding used in basic computation	20,461	20,346	20,232
Common shares issuable upon the vesting of restricted stock	20	77	136
Common shares issuable upon conversion of preferred shares	10	10	10
Shares used in diluted computation	20,491	20,433	20,378

Net income per common share:

Basic	$1.84	$1.83	$1.18
Diluted	$1.84	$1.82	$1.17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)	Net Income Per Share (Continued)

At March 31, 2019 and 2018, 150,017 and 77,350 shares of common restricted stock, respectively, were excluded from the computations of diluted net income per common share, as their inclusion would have had an anti-dilutive effect on diluted net income per common share. At March 31, 2017, all restricted stock was included in the diluted net income per common share computation.

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

At March 31, 2019, the Company had 972,175 restricted common shares issued under the 2006 Employee Plan, 85,183 restricted common shares issued under the 2016 Employee Plan, 272,000 restricted common shares issued under the 2006 Director Plan, and 97,500 restricted common shares issued under the 2015 Director Plan. All shares were issued subject to a restriction or forfeiture period which lapses ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period. For the fiscal years ended March 31, 2019, 2018, and 2017, the Company recognized compensation expense related to the Employee and Director Plans of $3.1 million, $2.6 million, and $1.9 million, respectively. A summary of the Company’s non-vested restricted stock at March 31, 2019 is as follows:

	Employee Plan Number of Shares (In thousands)	Director Plan Number of Shares (In thousands)	Both Plans Number of Shares (In thousands)

Non-vested restricted stock outstanding at March 31, 2018	133	60	193

Restricted stock granted	47	38	85

Restricted stock vested	(86)	(30)	(116)

Restricted stock forfeited or expired	(12)	-	(12)

Non-vested restricted stock outstanding at March 31, 2019	82	68	150

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)	Restricted Stock (Continued)

At March 31, 2019 and 2018, there were 150,017 and 192,968, non-vested restricted stock shares outstanding, respectively. During the fiscal years ended March 31, 2019 and 2018, the Company issued, net of forfeitures, 72,899 and 75,081 restricted shares, respectively. At March 31, 2019 and 2018, there were $3.9 million and $4.4 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the remaining weighted average vesting period of 1.7 years and 1.5 years for fiscal 2019 and 2018, respectively.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company’s cash equivalents are classified within Level 1. At March 31, 2019 and 2018 the Company had invested the majority of its cash and cash equivalents balance in money market funds (level 1).

(10)	Commitments and Contingencies

Legal Matters and Routine Proceedings

The Company is a defendant in a putative class action lawsuit, filed in May 2019, in the United States District Court for the Southern District of New York seeking injunctive and monetary relief styled Valentin Reid, on behalf of himself and all others similarly situated v. PetMed Express, Inc., Case No. 19-cv-4169, alleging that the Company’s website, www.1800petmeds.com, does not comply with the Americans with Disabilities Act (“ADA”), New York State Human Rights Law (“NYSHRL”), and New York City Human Rights Law (“NYCHRL”), and discriminates against visually impaired individuals. The Company denies any wrongdoing and intends to vigorously defend itself against such allegations. At this stage, the company can neither accurately predict the likelihood of an unfavorable or adverse outcome nor provide an estimate of the amount or range of potential loss, if any.

In January 2019, a putative class action complaint was filed by a different individual in the United States District Court for the Southern District of New York alleging that company’s website, www.1800petmeds.com, does not comply with the ADA, NYSHRL, and NYCHRL, and discriminates against visually impaired individuals. The Plaintiff named a New York corporation named Pet Meds Inc., which is not related or affiliated with the Company, as the defendant. However, the Plaintiff has sought to remedy that error by requesting leave to file an amended complaint naming the Company, which request the Court granted on April 9, 2019. On April 18, 2019, the Court granted the Plaintiff’s request to transfer the case to the United States District Court for the Eastern District of New York, where it is currently pending. The matter is styled Brian Fischler, individually and on behalf of all other persons similarly situated v. PetMed Express, Inc.; Case No. 19-cv-02391. The Company denies any wrongdoing and it intends to vigorously defend itself against such allegations. At this early juncture, the Company can neither accurately predict the likelihood of an unfavorable or adverse outcome nor provide an estimate of the amount or range of potential loss, if any.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)	Commitments and Contingencies (Continued)

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

Operating Leases

Prior to its move to Delray Beach, FL, the Company leased its 65,300 square foot executive offices, warehouse facility, and customer service and pharmacy contact centers under a non-cancelable operating lease in Pompano Beach, Florida. The Company was responsible for certain maintenance costs, taxes, and insurance under this lease. Rent expense was $519,000 for the fiscal years ended March 31, 2017. The Company relocated to the Delray Beach property in the quarter ended December 31, 2016, therefore eliminating any future rent payments subsequent to December 1, 2016.

Upon acquisition of the Delray Beach property in January 2016, 48% of the property, approximately 88,000 square feet of the property was leased to two tenants. At March 31, 2019, the leases with these two tenants had a remaining weighted average lease term of 4.5 years. The Company recorded approximately $622,000 and $604,000 in rental revenue in fiscal 2019 and 2018, respectively, which was included in other income. The Company expects to receive the following future lease payments over the next five years: $645,000 in fiscal 2020; $378,000 in fiscal 2021; $289,000 in fiscal 2022; $298,000 in fiscal 2023; and $307,000 in fiscal 2024.

Employment Agreements

On January 29, 2016, the Company amended the existing Executive Employment Agreement of Menderes Akdag, the Company’s President, Chief Executive Officer, and Director, and entered into Amendment No. 5 to the Executive Employment Agreement with Mr. Akdag. The Agreement amended certain provisions of the Executive Employment Agreement as follows: the term of the Agreement was for three years, commencing on March 16, 2016; Mr. Akdag’s salary was increased to $600,000 per year throughout the term of the Agreement, and Mr. Akdag was granted 120,000 shares of restricted stock. The restricted stock was granted on March 16, 2016, in accordance with the Company’s 2006 Employee Equity Compensation Restricted Stock Plan and the restrictions lapse ratably over a three-year period. Based on the recommendation of the Compensation Committee of the Board of Directors (“Committee”) and the approval of the Board of Directors (“Board”), the Company amended the existing Executive Employment Agreement of Menderes Akdag, the Company’s President and Chief Executive Officer. On March 15, 2019, Amendment No. 5a to the Executive Employment Agreement was entered into with Mr. Akdag (“Agreement”). Mr. Akdag’s Executive Employment Agreement was set to expire on March 16, 2019 pursuant to Amendment No. 5 to the Executive Employment Agreement. With the intent to enter into amendment No. 6 to the Executive Employment Agreement, the Committee had been working with a nationally recognized compensation consulting firm to ensure executive pay to the Chief Executive Officer of the Company is consistent with a selected peer group and contains appropriate performance benchmarks. At the time of entering into the Agreement, the report from the compensation consulting firm had been received and analyzed, and the Chairman of the Board had presented the results to and was negotiating with the Chief Executive Officer to agree to final terms that would be acceptable to all parties, subject to final Board approval. The Agreement amends certain provisions of the Executive Employment Agreement as follows: the term of the Executive Employment Agreement was extended until May 13, 2019, commencing on March 16, 2019; and Mr. Akdag’s salary remained at $600,000 per year throughout the term of the Agreement. See also note 12, subsequent events.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)	Employee Benefit Plan

The Company maintains a 401(k) Savings Plan for eligible employees.  The plan is a defined contribution plan that is administered by the Company. All regular, full-time employees are eligible for voluntary participation upon completing one year of service and having attained the age of 21.  The plan provides for growth in savings through contributions and income from investments.  It is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Plan participants are allowed to contribute a specified percentage of their base salary. In 2006, the Company approved a matching contribution which is funded subsequent to the calendar year. During the fiscal years ended March 31, 2019, 2018, and 2017, the Company charged $192,000, $166,000, and $181,000, respectively, of 401(k) matching contribution and administration expense to general and administrative expenses.

(12)	Subsequent Events

On May 6, 2019, the Company’s Board of Directors declared a quarterly dividend of $0.27 per share on its common stock. The $5.6 million dividend was paid on May 24, 2019, to shareholders of record at the close of business on May 17, 2019.

Based on the recommendation of the Compensation Committee of the Board of Directors (Committee) and the approval of the Board of Directors (“Board”), the Company amended the existing Executive Employment Agreement of Menderes Akdag, the Company’s President and Chief Executive Officer. On May 13, 2019, Amendment No. 6 to the Executive Employment Agreement was entered into with Mr. Akdag (“Agreement”). Mr. Akdag’s Agreement was set to expire on May 13, 2019 pursuant to Amendment No. 5a to the Agreement. The Committee worked with a nationally recognized compensation consulting firm to ensure executive pay to the Chief Executive Officer of the Company was consistent with a selected peer group and contained appropriate performance bench marks.

The Agreement amends certain provisions of the Executive Employment Agreement as follows: the term of the Executive Employment Agreement is extended until the earlier of (i) the date of the Company’s 2020 Annual Stockholders Meeting, or (ii) August 1, 2020; and Mr. Akdag’s salary will remain $600,000 per year throughout the term of the Agreement subject to a percentage increase adjustment, if any, commencing on the pay period ending on May 17, 2019, based on pre-determined individual and corporate performance goals and objectives for fiscal 2019 approved by the Board.

According to the Agreement, on July 26, 2019 Mr. Akdag will also be granted 40,000 restricted shares of the Company’s common stock to vest on July 26, 2020, and the Company will pay Mr. Akdag an additional amount (“Gross-Up Payment”) to cover Mr. Akdag’s withholding taxes which are required to be paid as a result of the issuance of the restricted shares. The Gross-Up Payment method used to determine Mr. Akdag’s withholding amount will be the same method the Company currently utilizes for the gross-up payment calculation for other employees of the Company as approved by the Board of Directors, which currently is approved for up to 28.2% (based on the current IRS withholding guidelines according to IRS guidelines of 22%) for employees. Future issuances of restricted shares will be based on pre-determined individual and corporate performance goals and objectives approved by the Board.

In addition, as compensation for an approximate four month delay from the expiration date of Amendment 5 to the Executive Employment Agreement to July 26, 2019, in addition to Mr. Akdag receiving a salary in accordance with his previous annual rate of $600,000, Mr. Akdag will also receive a one-time payment of $10,800 in full satisfaction of any lost amounts in earned dividends for restricted shares that would have been issued to Mr. Akdag on March 16, 2019 in connection with his compensation following the expiration date of Amendment 5 to the Executive Employment Agreement.

The Agreement also provides that in the event that a Change in Control (as defined in the Executive Employment Agreement) of the Company shall occur at any time, Mr. Akdag shall have the right to terminate his employment under the Executive Employment Agreement upon thirty (30) days written notice given at any time within one (1) year after the occurrence of such event, and upon such termination, Mr. Akdag shall be entitled to a one-time payment of two times his salary as of the date of such termination.

Subsequent to March 31, 2019, the Company repurchased approximately 450,000 of its own shares for approximately $8.6 million, averaging approximately $19.08 per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13)	Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data for fiscal 2019 and 2018 is as follows (in thousands, except for per share amounts):

Quarter Ended:	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019

Sales	$87,390	$71,396	$60,068	$64,565
Gross Profit	$29,954	$25,255	$19,381	$20,724
Income from operations	$15,757	$13,203	$9,413	$7,802
Net income	$12,582	$10,752	$7,787	$6,620
Diluted net income per common share	$0.62	$0.52	$0.38	$0.32

Quarter Ended:	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018

Sales	$79,657	$66,711	$60,110	$67,322
Gross Profit	$27,465	$23,479	$21,944	$24,919
Income from operations	$14,416	$12,248	$11,468	$14,004
Net income	$9,276	$8,760	$9,064	$10,183
Diluted net income per common share	$0.45	$0.43	$0.44	$0.50

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

The Audit Committee (“Committee”) of our Company’s Board of Directors, comprised solely of Directors who are independent in accordance with the requirements of The NASDAQ Stock Market LLC listing standards, the Exchange Act and the Company’s Corporate Governance Guidelines, meets with the independent auditors and management periodically to discuss internal control over financial reporting, and auditing and financial reporting matters. The Committee reviews with the independent auditors the scope and results of the audit effort. The Committee also meets periodically with the independent auditors without management present to ensure that the independent auditors have free access to the Committee. Our Audit Committee’s Report can be found in the Company’s 2019 Proxy Statement.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework - 2013. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of March 31, 2019.

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

May 28, 2019

/s/ Bruce S. Rosenbloom

Bruce S. Rosenbloom

Chief Financial Officer

May 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
PetMed Express, Inc. and subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited PetMed Express, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated May 28, 2019 expressed an unqualified opinion.

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
May 28, 2019

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2019, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date, that our disclosure controls and procedures were effective such that the information relating to PetMed Express, Inc., including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2019 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective, as of March 31, 2019, as stated in our report which is included herein. Our internal control over financial reporting as of March 31, 2019 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report which is contained in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fourth quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2019, relating to our 2019 Annual Meeting of Stockholders to be held on July 26, 2019, and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2019, relating to our 2019 Annual Meeting of Stockholders to be held on July 26, 2019, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item (other than information required by Item 201(d) of Regulation S-K with respect to equity compensation plans, which is set forth under Item 5. in this Annual Report on Form 10-K) will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2019, relating to our 2019 Annual Meeting of Stockholders to be held on July 26, 2019, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2019, relating to our 2019 Annual Meeting of Stockholders to be held on July 26, 2019, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2019, relating to our 2019 Annual Meeting of Stockholders to be held on July 26, 2019, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K.

(1) Consolidated Financial Statements – See the Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

The following exhibits are filed as part of this Annual Report on Form 10-K or hereby incorporated by reference to exhibits previously filed with the SEC.

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

3.3	First Amended and Restated By-Laws of PetMed Express, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed February 3, 2017).

(4) Instruments Defining the Rights of Security Holders

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 10-SB, File No. 000-28827, filed January 10, 2000).
4.2	Description of Securities*

(10) Material Contracts

10.1+	Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 10 of the Registrant’s Form 8-K filed March 30, 2001).

10.5+

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

10.6+

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

10.7+	Employment Letter with Bruce Rosenbloom dated May 30, 2001 (incorporated by reference to Exhibit 10.9 of the Registrant’s Form 8-K filed April 7, 2009).

10.10+

2015 Outside Director Equity Compensation Restricted Stock Plan (incorporated by reference to Exhibit B of our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders filed June 8, 2015).

10.10.1

Form of Restricted Stock Agreement used for grants of restricted stock under the 2015 Outside Director Equity Compensation Restricted Stock Plan (incorporated by reference to Exhibit 10.10.1 of the Registrant’s Form 10-K for the year ended March 31, 2017 filed May 23, 2017).*

10.11	Agreement of Purchase and Sale [420 South Congress Avenue] (incorporated by reference to Exhibit 10.11 of the Registrant’s Form 10-Q for the quarter ended December 31, 2015, filed February 2, 2016).

10.12+	Amendment Number 5 to Executive Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed February 2, 2016).

10.13+

2016 Employee Equity Compensation Restricted Stock Plan, including form of Restricted Stock Agreement used for grants of restricted stock (incorporated by reference to Exhibit A of our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders filed June 13, 2016).

10.14+

Amendment No. 1 to Offer Letter with Bruce Rosenbloom, Chief Financial Officer (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2017, filed October 31, 2017).

10.15+	Amendment Number 5a to Executive Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed March 18, 2019).

10.16+	Amendment Number 6 to Executive Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed May 13, 2019).

(21) Subsidiaries of Registrant

21.1	Subsidiaries of Registrant*

(23) Consents of Experts and Counsel

23.1	Consent of RSM US LLP*

(31)	Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*

(32)	Certifications

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350.**

___________

*Filed herewith

**Furnished herewith

+ Indicated a management contract or compensatory plan or arrangement

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

Dated: May 28, 2019

PETMED EXPRESS, INC. (the “registrant”)

By: /s/ Menderes Akdag
Menderes Akdag Chief Executive Officer and President (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on May 28, 2019.

SIGNATURE	TITLE

/s/ Menderes Akdag	Chief Executive Officer and President (principal executive officer)
Menderes Akdag	Officer and Director

/s/ Robert C. Schweitzer	Chairman of the Board
Robert C. Schweitzer	Director
Chief Financial Officer and Treasurer
/s/ Bruce S. Rosenbloom	(principal financial and accounting officer)
Bruce S. Rosenbloom	Officer

/s/ Ronald J. Korn	Director
Ronald J. Korn

/s/ Gian M. Fulgoni	Director
Gian M. Fulgoni

/s/ Frank J. Formica	Director
Frank J. Formica /s/ Leslie C.G. Campbell	Director
Leslie C.G. Campbell