Form 10-Q
period 2019-06-30
PETMED EXPRESS INC
filed 2019-07-30
CIK 1040130

UNITED STATES

securities and exchange commission

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	PETS	NASDAQ Global Select Market

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,174,932 Common Shares, $.001 par value per share at July 30, 2019.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share amounts)

	June 30,	March 31,
	2019	2019
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$83,398	$100,529
Accounts receivable, less allowance for doubtful accounts of $33 and $39, respectively	2,145	2,542
Inventories - finished goods	30,168	21,370
Prepaid expenses and other current assets	1,506	1,408
Prepaid income taxes	-	582
Total current assets	117,217	126,431

Noncurrent assets:
Property and equipment, net	26,760	27,136
Intangible assets	860	860
Total noncurrent assets	27,620	27,996

Total assets	$144,837	$154,427

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$15,689	$16,275
Accrued expenses and other current liabilities	3,325	2,351
Income taxes payable	1,241	-
Total current liabilities	20,255	18,626

Deferred tax liabilities	939	1,121

Total liabilities	21,194	19,747

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 5,000 shares authorized; 3 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized; 20,060 and 20,674 shares issued and outstanding, respectively	20	21
Additional paid-in capital	1,617	12,478
Retained earnings	121,997	122,172

Total shareholders' equity	123,643	134,680

Total liabilities and shareholders' equity	$144,837	$154,427

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except for per share amounts)(Unaudited)

	Three Months Ended
	June 30,
	2019	2018

Sales	$79,988	$87,390
Cost of sales	58,127	57,436

Gross profit	21,861	29,954

Operating expenses:
General and administrative	6,508	6,934
Advertising	8,624	6,707
Depreciation	568	556
Total operating expenses	15,700	14,197

Income from operations	6,161	15,757

Other income:
Interest income, net	567	379
Other, net	257	317
Total other income	824	696

Income before provision for income taxes	6,985	16,453

Provision for income taxes	1,642	3,871

Net income	$5,343	$12,582

Comprehensive income	$5,343	$12,582

Net income per common share:
Basic	$0.26	$0.62
Diluted	$0.26	$0.62

Weighted average number of common shares outstanding:
Basic	20,235	20,408
Diluted	20,245	20,449

Cash dividends declared per common share	$0.27	$0.25

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

condensed consolidated statementS of cash flows

(In thousands)(Unaudited)

	Three Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income	$5,343	$12,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	568	556
Share based compensation	635	719
Deferred income taxes	(182)	(165)
Bad debt expense	25	32
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Accounts receivable	372	(171)
Inventories - finished goods	(8,798)	(1,709)
Prepaid income taxes	582	788
Prepaid expenses and other current assets	(98)	(396)
Accounts payable	(586)	5,908
Accrued expenses and other current liabilities	934	643
Income taxes payable	1,241	3,247
Net cash provided by operating activities	36	22,034

Cash flows from investing activities:
Purchases of property and equipment	(192)	(306)
Net cash used in investing activities	(192)	(306)

Cash flows from financing activities:
Repurchase and retirement of common stock	(11,496)	-
Dividends paid	(5,479)	(5,103)
Net cash used in financing activities	(16,975)	(5,103)

Net (decrease) increase in cash and cash equivalents	(17,131)	16,625
Cash and cash equivalents, at beginning of period	100,529	77,936

Cash and cash equivalents, at end of period	$83,398	$94,561

Supplemental disclosure of cash flow information:

Dividends payable in accrued expenses	$243	$288

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Summary of Significant Accounting Policies

Organization

PetMed Express, Inc. and subsidiaries, d/b/a 1-800-PetMeds (the “Company”), is a leading nationwide pet pharmacy. The Company markets prescription and non-prescription pet medications, health products, and supplies for dogs, cats, and horses, direct to the consumer. The Company offers consumers an attractive alternative for obtaining pet medications in terms of convenience, price, and speed of delivery. The Company markets its products through national advertising campaigns, which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases. The majority of the Company’s sales are to residents in the United States. The Company’s corporate headquarters and distribution facility is located in Delray Beach, Florida. The Company’s fiscal year end is March 31, and references herein to fiscal 2020 or fiscal 2019 refer to the Company's fiscal years ending March 31, 2020 and 2019, respectively.

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at June 30, 2019, the Statements of Comprehensive Income for the three months ended June 30, 2019 and 2018, and Cash Flows for the three months ended June 30, 2019 and 2018. The results of operations for the three months ended June 30, 2019 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2020. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2019. The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated upon consolidation.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance on leases which supersedes the current lease guidance. The core principle requires lessees to recognize the assets and liabilities that arise from nearly all leases in the statement of financial position. Accounting applied by lessors will remain largely consistent with previous guidance. Additional changes are set to align lessor accounting with the revised lessee model and the FASB’s revenue recognition guidance. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this standard on April 1, 2019, using this effective date as the date of initial application.

Consequently, on adoption, the Company recognized an additional current operating liability of approximately $275,000, with a corresponding right of use asset of approximately the same amount based on the present value of the remaining rental payments under current leasing standards for existing operating leases. The lease liability and right of use asset is reflected in the condensed consolidated balance sheet as part of accrued expenses and other current liabilities and as part of prepaid expenses and other current assets. The amended guidance did not have a material impact on the Company’s condensed consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Note 2: Revenue Recognition

The Company generates revenue by selling pet medication products and pet supplies. Certain pet supplies offered on the Company’s website are drop shipped to customers. The Company considers itself the principal in the arrangement because the Company controls the specified good before it is transferred to the customer. Revenue contracts contain one performance obligation, which is delivery of the product; customer care and support is deemed not to be a material right to the contract. The transaction price is adjusted at the date of sale for any applicable sales discounts and an estimate of product returns, which are estimated based on historical patterns, however it is not considered a key judgment. There are no amounts excluded from the variable consideration. Revenue is recognized when control transfers to the customer at the point in time in which shipment of the product occurs. This key judgment is determined as the shipping point represents the point in time in which the Company has a present right to payment, title has transferred to the customer, and the customer has assumed the risks and rewards of ownership. Outbound shipping and handling fees are an accounting policy election, and are included in sales as the Company considers itself the principal in the arrangement given responsibility for supplier selection and discretion over pricing. Shipping costs associated with outbound freight after control over a product has transferred to a customer are an accounting policy election and are accounted for as fulfillment costs and are included in cost of sales.

The Company disaggregates revenue in the following two categories: (1) reorder revenue vs new order revenue, and (2) internet revenue vs. contact center revenue. The following table illustrates revenue by various classifications:

Three Months Ended June 30,
Revenue (In thousands)	2019	%	2018	%	$ Variance	% Variance

Reorder Sales	$67,742	84.7%	$71,501	81.8%	$(3,759)	-5.3%
New Order Sales	12,246	15.3%	15,889	18.2%	(3,643)	-22.9%

Total Net Sales	$79,988	100.0%	$87,390	100.0%	$(7,402)	-8.5%

Internet Sales	$67,023	83.8%	$74,320	85.0%	$(7,297)	-9.8%
Contact Center Sales	12,965	16.2%	13,070	15.0%	(105)	-0.8%

Total Net Sales	$79,988	100.0%	$87,390	100.0%	$(7,402)	-8.5%

The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize the accounts receivable balances relative to sales. The Company had no material contract asset or liability balances as of June 30, 2019 or March 31, 2019.

Note 3: Net Income Per Share

In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 260 (“Earnings Per Share”) basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share includes the dilutive effect of potential restricted stock and the effects of the potential conversion of preferred shares, calculated using the treasury stock method. Unvested restricted stock and convertible preferred shares issued by the Company represent the only dilutive effect reflected in the diluted weighted average shares outstanding.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands, except for per share amounts):

	Three Months Ended June 30,
	2019	2018

Net income (numerator):

Net income	$5,343	$12,582

Shares (denominator):

Weighted average number of common shares outstanding used in basic computation	20,235	20,408
Common shares issuable upon vesting of restricted stock	-	31
Common shares issuable upon conversion of preferred shares	10	10
Shares used in diluted computation	20,245	20,449

Net income per common share:

Basic	$0.26	$0.62
Diluted	$0.26	$0.62

For the three months ended June 30, 2019 and 2018, 136,601 and 77,350 shares of common restricted stock, respectively, were excluded from the computations of diluted net income per common share, as their inclusion would have had an anti-dilutive effect on diluted net income per common share.

Note 4: Accounting for Stock-Based Compensation

The Company records compensation expense associated with restricted stock in accordance with ASC Topic 718 (“Share Based Payment”) (ASU 2016-09). The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of general and administrative expenses. The Company had 972,175 restricted common shares issued under the 2006 Employee Equity Compensation Restricted Stock Plan (“2006 Employee Plan”), 85,033 restricted common shares issued under the 2016 Employee Equity Compensation Restricted Stock Plan (“2016 Employee Plan” and collectively referred to with the 2006 Employee Plan as the “Employee Plans”), 272,000 restricted common shares issued under the 2006 Outside Director Equity Compensation Restricted Stock Plan (“2006 Director Plan”), and 97,500 restricted common shares issued under the 2015 Outside Director Equity Compensation Restricted Stock Plan (“2015 Director Plan”, and collectively referred to with the 2006 Director Plan as the “Director Plans”) at June 30, 2019, all shares of which were issued subject to a restriction or forfeiture period that lapses ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period.

The Company did not issue any shares of restricted stock during the quarter. For the quarters ended June 30, 2019 and 2018, the Company recognized $635,000 and $719,000, respectively, of compensation expense related to the Employee and Director Plans. At June 30, 2019 and 2018, there was $3.2 million and $3.7 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the next three years. At June 30, 2019 and 2018, there were 150,000 and 193,000 non-vested restricted shares, respectively.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. At June 30, 2019, the Company had invested the majority of its $83.4 million cash and cash equivalents balance in money market funds which are classified within level 1.

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

Note 7: Changes in Shareholders’ Equity:

Changes in shareholders’ equity for the three months ended June 30, 2019 is summarized below (in thousands):

	Additional
	Paid-In	Retained
	Capital	Earnings

Beginning balance at March 31, 2019:	$12,478	$122,172
Share based compensation	635	-
Dividends declared	-	(5,518)
Repurchase and retirement of common stock	(11,496)	-
Net income	-	5,343

Ending balance at June 30, 2019:	$1,617	$121,997

Changes in shareholders’ equity for the three months ended June 30, 2018 is summarized below (in thousands):

	Additional
	Paid-In	Retained
	Capital	Earnings

Beginning balance at March 31, 2018:	$9,381	$106,320
Share based compensation	719	-
Dividends declared	-	(5,151)
Net income	-	12,582

Ending balance at June 30, 2018:	$10,100	$113,751

During the quarter ended June 30, 2019, the Company purchased and retired approximately 613,000 shares of its common stock for approximately $11.5 million. There were no shares of common stock that were purchased or retired in the quarter ended June 30, 2018. At June 30, 2019, the Company had approximately $28.7 million remaining under the Company’s share repurchase plan.

Note 8: Income Taxes

For the quarters ended June 30, 2019 and 2018, the Company recorded an income tax provision of approximately $1.6 million and $3.9 million, respectively. The effective tax rates for both the quarters ended June 30, 2019 and 2018 was approximately 23.5%.

Note 9: Subsequent Events

On July 22, 2019, the Board of Directors declared a quarterly dividend of $0.27 per share. The Board established an August 2, 2019 record date and an August 9, 2019 payment date. Based on the outstanding share balance as of July 30, 2019 the Company estimates the dividend payable to be approximately $5.4 million.

On July 26, 2019, the Board of Directors approved the issuance of 40,000 restricted shares to the Company’s CEO, under the terms of the CEO’s amended Executive Employment Agreement, and 37,125 restricted shares to certain employees of the Company, pursuant to the 2016 Employee Plan. The Board also approved the issuance of 37,500 restricted shares to the independent directors, pursuant to the 2015 Director Plan.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Summary

PetMed Express was incorporated in the state of Florida in January 1996. The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “PETS”. The Company began selling pet medications and other pet health products in September 1996. In March 2010 the Company started offering for sale additional pet supplies on its website, and these items are drop shipped to customers by third party vendors. Presently, the Company’s product line includes approximately 2,500 SKUs of the most popular pet medications, health products, and supplies for dogs, cats, and horses.

The Company markets its products through national advertising campaigns which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases. Approximately 84% of all sales were generated via the Internet for the quarter ended June 30, 2019, compared to 85% for the quarter ended June 30, 2018. The Company’s sales consist of products sold mainly to retail consumers. The three-month average purchase was approximately $86 and $90 per order for the quarters ended June 30, 2019 and 2018, respectively.

Critical Accounting Policies

Our discussion and analysis of our financial condition and the results of our operations contained herein are based upon our Condensed Consolidated Financial Statements and the data used to prepare them. The Company’s Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. On an ongoing basis we re-evaluate our judgments and estimates including those related to product returns, bad debts, inventories, and income taxes. We base our estimates and judgments on our historical experience, knowledge of current conditions, and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. Our estimates are guided by observing the following critical accounting policies.

Revenue recognition

The Company generates revenue by selling pet medication products and pet supplies mainly to retail customers. Certain pet supplies offered on the Company’s website are drop shipped to customers. The Company considers itself the principal in the arrangement because the Company controls the specified good before it is transferred to the customer. Revenue contracts contain one performance obligation, which is delivery of the product; customer care and support is deemed not to be a material right to the contract. The transaction price is adjusted at the date of sale for any applicable sales discounts and an estimate of product returns, which are estimated based on historical patterns, however it is not considered a key judgment. There are no amounts excluded from variable consideration. Revenue is recognized when control transfers to the customer at the point in time in which shipment of the product occurs. This key judgment is determined as the shipping point represents the point in time in which the Company has a present right to payment, title has transferred to the customer, and the customer has assumed the risks and rewards of ownership.

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

The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the un-collectability of accounts receivable by analyzing historical bad debts and current economic trends. The allowance for doubtful accounts was approximately $33,000 at June 30, 2019, compared to $39,000 at March 31, 2019.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or net realizable value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. The inventory reserve was approximately $76,000 at June 30, 2019 compared to $54,000 at March 31, 2019.

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

Accounting for income taxes

The Company accounts for income taxes under the provisions of ASC Topic 740 (“Accounting for Income Taxes”), which generally requires recognition of deferred tax assets and liabilities for the expected future tax benefits or consequences of events that have been included in the Company’s Condensed Consolidated Financial Statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting carrying values and the tax bases of assets and liabilities, and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse.

Results of Operations

The following should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Condensed Consolidated Statements of Comprehensive Income:

	Three Months Ended
	June 30,
	2019	2018

Sales	100.0%	100.0%
Cost of sales	72.7	65.7

Gross profit	27.3	34.3

Operating expenses:
General and administrative	8.1	7.9
Advertising	10.8	7.7
Depreciation	0.7	0.7
Total operating expenses	19.6	16.3

Income from operations	7.7	18.0

Total other income	1.0	0.8

Income before provision for income taxes	8.7	18.8

Provision for income taxes	2.0	4.4

Net income	6.7%	14.4%

Three Months Ended June 30, 2019 Compared With Three Months Ended June 30, 2018

Sales

Sales decreased by approximately $7.4 million, or 8.5%, to approximately $80.0 million for the quarter ended June 30, 2019, from approximately $87.4 million for the quarter ended June 30, 2018. The decrease in sales for the three months ended June 30, 2019 was primarily due to decreased new order and reorder sales. The Company acquired approximately 140,000 new customers for the quarter ended June 30, 2019 compared to approximately 169,000 new customers for the quarter ended June 30, 2018. The following table illustrates sales by various sales classifications:

Three Months Ended June 30,
Sales (In thousands)	2019	%	2018	%	$ Variance	% Variance

Reorder Sales	$67,742	84.7%	$71,501	81.8%	$(3,759)	-5.3%
New Order Sales	12,246	15.3%	15,889	18.2%	(3,643)	-22.9%

Total Net Sales	$79,988	100.0%	$87,390	100.0%	$(7,402)	-8.5%

Internet Sales	$67,023	83.8%	$74,320	85.0%	$(7,297)	-9.8%
Contact Center Sales	12,965	16.2%	13,070	15.0%	(105)	-0.8%

Total Net Sales	$79,988	100.0%	$87,390	100.0%	$(7,402)	-8.5%

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

Cost of sales

Cost of sales increased by approximately $691,000, or 1.2%, to approximately $58.1 million for the quarter ended June 30, 2019, from approximately $57.4 million for the quarter ended June 30, 2018. As a percentage of sales, cost of sales was 72.7% and 65.7% for the quarters ended June 30, 2019 and 2018. The cost of sales increases can be attributed to price reductions given to customers to stimulate sales in response to increased online competition, and an increase in product costs during the quarter. One of our long-term strategic initiatives and primary purchasing goals has always been to have direct purchasing relationships with the major manufacturers. We made further progress on this initiative and having direct relationships may help lower inventory costs in the future.

Gross profit

Gross profit decreased by approximately $8.1 million, or 27%, to approximately $21.9 million for the quarter ended June 30, 2019, from approximately $30.0 million for the quarter ended June 30, 2018. The decrease in gross profit is directly related to the decrease in sales during the quarter ended June 30, 2019. Gross profit as a percentage of sales was 27.3% and 34.3% for the quarters ended June 30, 2019 and 2018, respectively. The gross profit percentage decrease can be mainly attributed to price reductions given to customers to stimulate sales in response to increased online competition, and an increase in product costs during the quarter. Having direct relationships with the major manufacturers may help improve gross margins in the future.

General and administrative expenses

General and administrative expenses decreased by approximately $426,000, or 6.1%, to approximately $6.5 million for the quarter ended June 30, 2019, from approximately $6.9 million for the quarter ended June 30, 2018. The decrease in general and administrative expenses for the three months ended June 30, 2019 was primarily due to the following: a $243,000 decrease in payroll expenses related to a decrease in stock compensation expense; a $124,000 decrease in bank service fees; and a $96,000 decrease in professional fees. Offsetting the decrease was a net $37,000 increase in other expenses, with the majority of the increase related to property expenses.

Advertising expenses

Advertising expenses increased by approximately $1.9 million, or 29%, to approximately $8.6 million for the quarter ended June 30, 2019, from approximately $6.7 million for the quarter ended June 30, 2018. The increase in advertising expenses for the quarter was related to the re-addition of television advertising. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $62 for the quarter ended June 30, 2019 compared to $40 for the quarter ended June 30, 2018. Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, advertising spending, and price competition. Historically, the advertising environment fluctuates due to supply and demand. A more favorable advertising environment may positively impact future new order sales, whereas a less favorable advertising environment may negatively impact future new order sales.

As a percentage of sales, advertising expense was 10.8% and 7.7% for the quarters ended June 30, 2019 and 2018, respectively. The increase in advertising expense as a percentage of total sales for the quarter ended June 30, 2019 can be mainly attributed to the re-addition of television advertising to stimulate sales and promote brand awareness. The Company currently anticipates advertising as a percentage of sales to be approximately 9.0% for fiscal 2020. However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.

Depreciation

Depreciation expense increased by approximately $12,000, to approximately $568,000 for the quarter ended June 30, 2019, compared to approximately $556,000 for the quarter ended June 30, 2018. This increase to depreciation expense for the quarter ended June 30, 2019 can be attributed to new property and equipment additions during the quarter.

Other income

Other income increased by approximately $128,000, to approximately $824,000 for the quarter ended June 30, 2019 compared to approximately $696,000 for the quarter ended June 30, 2018. The increase to other income for the quarter ended June 30, 2019 is primarily related to increased interest income due to increased interest rates. Interest income may decrease in the future as the Company utilizes its cash balances on its share repurchase plan, with approximately $28.7 million remaining as of June 30, 2019, on any quarterly dividend payment, or on its operating activities.

Provision for income taxes

For the quarters ended June 30, 2019 and 2018, the Company recorded an income tax provision of approximately $1.6 million and $3.9 million, respectively. The effective tax rate for both of the quarters ended June 30, 2019 and 2018 were approximately 23.5%. The decrease in the income tax provision for the quarter ended June 20, 2019 is related to a decrease in operating income during the quarter. The Company estimates its effective rate will be approximately 24.0% for fiscal 2020.

Liquidity and Capital Resources

The Company’s working capital at June 30, 2019 and March 31, 2019 was $97.0 million and $107.8 million, respectively. The $10.8 million decrease in working capital was primarily attributable to the share buyback and dividends paid in the period. Net cash provided by operating activities was $36,000 and $22.0 million for the three months ended June 30, 2019 and 2018, respectively. This decrease is mainly attributed to a decrease in net income, a much greater increase in inventory for the quarter ended June 30, 2019, compared to the quarter ended June 30, 2018, and an increase in the accounts payable balance for the quarter ended June 30, 2018. Net cash used in investing activities decreased to $192,000 for the three months ended June 30, 2019, compared to $306,000 used in investing activities for the three months ended June 30, 2018. This change in investing activities is related to decreased property and equipment additions acquired in the quarter. Net cash used in financing activities was $17.0 million for the quarter ended June 30, 2019 compared to $5.1 million for the quarter ended June 30, 2018. The increase to financing activities relates to the Company purchasing approximately 613,000 shares of its common stock for approximately $11.5 million during the quarter. The remaining increase to financing activities related to an increase in the dividend paid in the quarter ended June 30, 2019.

At June 30, 2019, the Company had approximately $28.7 million remaining under the Company’s share repurchase plan. On July 22, 2019 our Board of Directors declared a $0.27 per share dividend. The Board established an August 2, 2019 record date and an August 9, 2019 payment date. Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan, on quarterly dividends, or on its operating activities.

At June 30, 2019, the Company had no material outstanding lease commitments, other than mentioned in Note 1, Recent Accounting Pronouncements. We are not currently bound by any long or short term agreements for the purchase or lease of capital expenditures. Any material amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Presently, we have approximately $4.8 million forecasted for capital expenditures for the remainder of fiscal 2020, the majority of which will be invested in our e-commerce platform to better service our customers, which will be funded through cash from operations. The Company’s primary source of working capital is cash from operations. The Company presently has no need for alternative sources of working capital, and has no commitments or plans to obtain additional capital.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at June 30, 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and investments. At June 30, 2019, we had $83.4 million in cash and cash equivalents, and the majority of our cash and cash equivalents generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and cash equivalents. It would also impact the market value of our cash and cash equivalents. Our cash and cash equivalents are subject to market risk, primarily interest rate and credit risk. Our cash and cash equivalents are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our cash and cash equivalents to high-quality cash and cash equivalents with both short and long term maturities. We do not hold any derivative financial instruments that could expose us to significant market risk. At June 30, 2019, we had no debt obligations.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended June 30, 2019, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective such that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act: (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

part ii - other information

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our Annual Report on Form 10-K for fiscal 2019 for additional information concerning these and other uncertainties that could negatively impact the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not make any sales of unregistered securities during the first quarter of fiscal 2020.

Issuer Purchases of Equity Securities

This table provides information with respect to purchases by the Company of shares of its common stock during the three months ended June 30, 2019:

Month / Year	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program

April 2019 (April 1, 2019 to April 30, 2019)	-	$-	-	$40,153,722

May 2019 (May 1, 2019 to May 31, 2019)	607,415	$18.77	607,415	$28,755,329

June 2019 (June 1, 2019 to June 30, 2019)	5,632	$17.52	5,632	$28,656,678

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On July 26, 2019, the Company entered into an Indemnification Agreement with each of the current directors and executive officers of the Company (collectively, the “Indemnitees”). The Indemnification Agreement clarifies and supplements indemnification provisions already contained in the Company's Bylaws and generally provides that the Company shall indemnify the Indemnitees to the fullest extent permitted by applicable law, subject to certain exceptions, against expenses, judgments, fines and other amounts actually and reasonably incurred in connection with their service as a director or officer and also provide for rights to advancement of expenses and contribution. The form of the Indemnification Agreement document can be found at Exhibit 10.1, filed herewith.

On July 26, 2019, the Company’s Board of Directors ("Board"), reviewed and approved the following change to its compensation arrangements with the Company’s Chairman of the Board:

The Board approved a $15,000 increase in the annual retainer provided to the Company’s Chairman of the Board, currently, Robert C. Schweitzer, for a total annual amount of $55,000. This increase in the annual retainer for the Chairman of the Board is due to the additional responsibilities inherent to the role of Chairman of the Board.  There were no other changes to the annual retainers paid to non-employee directors, namely: $40,000 and 7,500 shares of restricted stock. Aside from such cash and restricted stock compensation, non-employee directors also are reimbursed for their expenses incurred in attending Board and committee meetings. There are no fees based upon number of meetings attended or for each Board committee on which they serve.

On July 26, 2019 the Board also adopted a written related party transaction policy which covers transactions or series of transactions in which the Company or any subsidiary participates and a “Related Party” (as defined in the policy) has or will have a direct or indirect material interest. The “Related Party Transaction Policies and Procedures”, which supplements the provisions in the Company’s Code of Business Conduct and Ethics concerning potential conflict of interest situations, can be found at Exhibit 99.1, filed herewith.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report.

10.1	Form of Indemnification Agreement entered into with the Directors and Executive Officers of the Company.*

31.1

Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2019, Commission File No. 000-28827).*

31.2

Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2019, Commission File No. 000-28827).*

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2019, Commission File No. 000-28827).*

99.1	Related Party Transactions Policy of the Company.*

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE***	XBRL Taxonomy Extension Presentation

*	Filed herewith

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

Date: July 30, 2019

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

JUNE 30, 2019

_______________________

EXHIBITS

_______________________