Form 10-Q
period 2019-09-30
PETMED EXPRESS INC
filed 2019-10-30
CIK 1040130

UNITED STATES

securities and exchange commission

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Securities registered pursuant to Section 12(b) of the Act:

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,174,932 Common Shares, $.001 par value per share at October 30, 2019.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share amounts)

	September 30,	March 31,
	2019	2019
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$94,897	$100,529
Accounts receivable, less allowance for doubtful accounts of $22 and $39, respectively	1,466	2,542
Inventories - finished goods, net	19,061	21,370
Prepaid expenses and other current assets	2,841	1,408
Prepaid income taxes	-	582
Total current assets	118,265	126,431

Noncurrent assets:
Property and equipment, net	26,412	27,136
Intangible assets	860	860
Total noncurrent assets	27,272	27,996

Total assets	$145,537	$154,427

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$15,155	$16,275
Accrued expenses and other current liabilities	2,871	2,351
Income taxes payable	525	-
Total current liabilities	18,551	18,626

Deferred tax liabilities	1,395	1,121

Total liabilities	19,946	19,747

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 5,000 shares authorized; 3 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized; 20,175 and 20,674 shares issued and outstanding, respectively	20	21
Additional paid-in capital	2,347	12,478
Retained earnings	123,215	122,172

Total shareholders' equity	125,591	134,680

Total liabilities and shareholders' equity	$145,537	$154,427

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

condensed consolidated statementS of COMPREHENSIVE INCOME

(In thousands, except for per share amounts)(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Sales	$69,936	$71,396	$149,924	$158,786
Cost of sales	49,934	46,141	108,061	103,577

Gross profit	20,002	25,255	41,863	55,209

Operating expenses:
General and administrative	6,303	6,200	12,811	13,134
Advertising	4,756	5,300	13,380	12,007
Depreciation	572	552	1,140	1,108
Total operating expenses	11,631	12,052	27,331	26,249

Income from operations	8,371	13,203	14,532	28,960

Other income:
Interest income, net	459	428	1,026	807
Other, net	304	255	561	572
Total other income	763	683	1,587	1,379

Income before provision for income taxes	9,134	13,886	16,119	30,339

Provision for income taxes	2,469	3,134	4,111	7,005

Net income	$6,665	$10,752	$12,008	$23,334

Comprehensive income	$6,665	$10,752	$12,008	$23,334

Net income per common share:
Basic	$0.33	$0.53	$0.60	$1.14
Diluted	$0.33	$0.52	$0.60	$1.14

Weighted average number of common shares outstanding:
Basic	19,963	20,463	20,098	20,436
Diluted	19,973	20,520	20,109	20,485

Cash dividends declared per common share	$0.27	$0.27	$0.54	$0.52

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

condensed consolidated statementS of cash flows

(In thousands)(Unaudited)

	Six Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income	$12,008	$23,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,140	1,108
Share based compensation	1,365	1,500
Deferred income taxes	274	189
Bad debt expense	64	49
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Accounts receivable	1,012	457
Inventories - finished goods	2,309	(5,279)
Prepaid income taxes	582	170
Prepaid expenses and other current assets	(1,433)	(94)
Accounts payable	(1,120)	(996)
Accrued expenses and other current liabilities	568	(36)
Income taxes payable	525	-
Net cash provided by operating activities	17,294	20,402

Cash flows from investing activities:
Purchases of property and equipment	(416)	(450)
Net cash used in investing activities	(416)	(450)

Cash flows from financing activities:
Repurchase and retirement of common stock	(11,496)	-
Dividends paid	(11,014)	(10,756)
Net cash used in financing activities	(22,510)	(10,756)

Net (decrease) increase in cash and cash equivalents	(5,632)	9,196
Cash and cash equivalents, at beginning of period	100,529	77,936

Cash and cash equivalents, at end of period	$94,897	$87,132

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$2,730	$6,645

Dividends payable in accrued expenses	$155	$207

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

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at September 30, 2019, the Statements of Comprehensive Income for the three and six months ended September 30, 2019 and 2018, and Cash Flows for the six months ended September 30, 2019 and 2018. The results of operations for the three and six months ended September 30, 2019 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2020. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2019. The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated upon consolidation.

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

Consequently, on adoption, the Company recognized an additional current operating liability, with a corresponding right of use asset of approximately the same amount based on the present value of the remaining rental payments under current leasing standards for existing operating leases. As of September 30, 2019, the current operating liability and corresponding right of use asset was approximately $220,000. The lease liability and right of use asset is reflected in the condensed consolidated balance sheet as part of accrued expenses and other current liabilities and as part of prepaid expenses and other current assets. The amended guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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

The Company disaggregates revenue in the following two categories: (1) Reorder revenue vs new order revenue, and (2) Internet revenue vs. contact center revenue. The following table illustrates revenue by various classifications:

Three Months Ended September 30,
Revenue (In thousands)	2019	%	2018	%	$ Variance	% Variance

Reorder Sales	$61,851	88.4%	$60,979	85.4%	$872	1.4%
New Order Sales	8,085	11.6%	10,417	14.6%	(2,332)	-22.4%

Total Net Sales	$69,936	100.0%	$71,396	100.0%	$(1,460)	-2.0%

Internet Sales	$58,453	83.6%	$60,306	84.5%	$(1,853)	-3.1%
Contact Center Sales	11,483	16.4%	11,090	15.5%	393	3.5%

Total Net Sales	$69,936	100.0%	$71,396	100.0%	$(1,460)	-2.0%

Six Months Ended September 30,
Sales (In thousands)	2019	%	2018	%	$ Variance	% Variance

Reorder Sales	$129,593	86.4%	$132,493	83.4%	$(2,900)	-2.2%
New Order Sales	20,331	13.6%	26,293	16.6%	(5,962)	-22.7%

Total Net Sales	$149,924	100.0%	$158,786	100.0%	$(8,862)	-5.6%

Internet Sales	$125,476	83.7%	$134,625	84.8%	$(9,149)	-6.8%
Contact Center Sales	24,448	16.3%	24,161	15.2%	287	1.2%

Total Net Sales	$149,924	100.0%	$158,786	100.0%	$(8,862)	-5.6%

The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize the accounts receivable balances relative to sales. The Company had no material contract asset or contract liability balances as of September 30, 2019 or March 31, 2019.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands, except for per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net income (numerator):
Net income	$6,665	$10,752	$12,008	$23,334
Shares (denominator):
Weighted average number of common shares outstanding used in basic computation	19,963	20,463	20,098	20,436
Common shares issuable upon vesting of restricted stock	-	47	1	39
Common shares issuable upon conversion of preferred shares	10	10	10	10
Shares used in diluted computation	19,973	20,520	20,109	20,485
Net income per common share:
Basic	$0.33	$0.53	$0.60	$1.14
Diluted	$0.33	$0.52	$0.60	$1.14

For the three and six months ended September 30, 2019, 76,620 shares of common restricted stock were excluded from the computations of diluted net income per common share, as their inclusion would have had an anti-dilutive effect on diluted net income per common share. For the three and six months ended September 30, 2018, 46,868 shares of common restricted stock were excluded from the computations of diluted net income per common share, as their inclusion would have had an anti-dilutive effect on diluted net income per common share.

Note 4: Stock-Based Compensation

The Company records compensation expense associated with restricted stock in accordance with ASC Topic 718 (“Share Based Payment”) (ASU 2016-09). The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of general and administrative expenses. The Company had 972,175 restricted common shares issued under the 2006 Employee Equity Compensation Restricted Stock Plan (“2006 Employee Plan”), 162,158 restricted common shares issued under the 2016 Employee Equity Compensation Restricted Stock Plan (“2016 Employee Plan” and collectively referred to with the 2006 Employee Plan as the “Employee Plans”), 272,000 restricted common shares issued under the 2006 Outside Director Equity Compensation Restricted Stock Plan (“2006 Director Plan”), and 135,000 restricted common shares issued under the 2015 Outside Director Equity Compensation Restricted Stock Plan (“2015 Director Plan”, and collectively referred to with the 2006 Director Plan as the “Director Plans”) at September 30, 2019, all shares of which were issued subject to a restriction or forfeiture period that lapses ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period.

In July 2019, the Board of Directors approved the issuance of 77,125 restricted shares to certain employees of the Company, which included the Company’s CEO restricted stock grant of 40,000 shares in accordance with his Amended Employee Agreement, under the 2016 Employee Plan, with a fair value of $15.98 per share. In July 2019, the Board of Directors approved the issuance of 37,500 restricted shares to directors of the Company under the 2015 Director Plan, with a fair value of $15.98 per share. For the quarters ended September 30, 2019 and 2018, the Company recognized $730,000 and $781,000, respectively, of compensation expense related to the Employee and Director Plans. For the six months ended September 30, 2019 and 2018, the Company recognized $1.4 million and $1.5 million, respectively, of compensation expense related to the Employee and Director Plans. At September 30, 2019 and 2018, there was $4.3 million and $5.5 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the next three years. At both September 30, 2019 and 2018 there were approximately 191,000 non-vested restricted shares.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. At September 30, 2019, the Company had invested the majority of its $94.9 million cash and cash equivalents balance in money market funds which are classified within level 1.

Note 6: Changes in Shareholders’ Equity and Comprehensive Income:

Changes in shareholders’ equity for the six months ended September 30, 2019 and 2018 are summarized below (in thousands):

	Additional
	Paid-In	Retained
	Capital	Earnings

Beginning balance at March 31, 2019:	$12,478	$122,172
Share based compensation	635	-
Dividends declared	-	(5,518)
Repurchase and retirement of common stock	(11,496)	-
Net income	-	5,343

Ending balance at June 30, 2019:	$1,617	$121,997

Share based compensation	730	-
Dividends declared	-	(5,447)
Net income	-	6,665

Ending balance at September 30, 2019:	$2,347	$123,215

	Additional
	Paid-In	Retained
	Capital	Earnings

Beginning balance at March 31, 2018:	$9,381	$106,320
Share based compensation	719	-
Dividends declared	-	(5,151)
Net income	-	12,582

Ending balance at June 30, 2018:	$10,100	$113,751

Share based compensation	781	-
Dividends declared	-	(5,573)
Net income	-	10,752

Ending balance at September 30, 2018:	$10,881	$118,930

During the six months ended September 30, 2019, the Company purchased and retired approximately 613,000 shares of its common stock for approximately $11.5 million. There were no shares of common stock that were purchased or retired in the six months ended September 30, 2018. At September 30, 2019, the Company had approximately $28.7 million remaining under the Company’s share repurchase plan.

Note 7: Commitments and Contingencies

The Company was a defendant in a putative class action lawsuit, filed in May 2019, in the United States District Court for the Southern District of New York seeking injunctive and monetary relief styled Valentin Reid, on behalf of himself and all others similarly situated v. PetMed Express, Inc., Case No. 19-cv-4169, alleging that the Company’s website, www.1800petmeds.com, does not comply with the Americans with Disabilities Act (“ADA”), New York State Human Rights Law (“NYSHRL”), and New York City Human Rights Law (“NYCHRL”), and discriminates against visually impaired individuals. The Company denies any wrongdoing. On July 30, 2019, the Company and the Plaintiff reached a confidential settlement in which the Plaintiff dismissed the matter with prejudice in exchange for the Company making a payment of $8,500 and the matter has concluded.

In January 2019, a putative class action complaint was filed by a different individual in the United States District Court for the Southern District of New York alleging that the Company’s website, www.1800petmeds.com, does not comply with the ADA, NYSHRL, and NYCHRL, and discriminates against visually impaired individuals. The Plaintiff initially named a New York corporation named Pet Meds Inc., which is not related or affiliated with the Company, as the defendant. However, the Plaintiff sought to remedy that error by requesting leave to file an amended complaint naming the Company, which request the Court granted on April 9, 2019. On April 18, 2019, the Court granted the Plaintiff’s request to transfer the case to the United States District Court for the Eastern District of New York, where it is currently pending. The matter is styled Brian Fischler, individually and on behalf of all other persons similarly situated v. PetMed Express, Inc.; Case No. 19-cv-02391. The Company denies any wrongdoing. As of July 24, 2019, the Company and the Plaintiff have reached a confidential settlement in which the Plaintiff and the Company will enter into a consent decree requiring among other things, the Company to modify its website to comply with certain accessibility standards within the next 24 months, and the matter will be dismissed with prejudice. As part of the confidential settlement agreement, the Company will pay the Plaintiff a sum of $10,000. The parties are awaiting the district court’s execution of the joint proposed consent decree.

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

Note 8: Income Taxes

For the quarters ended September 30, 2019 and 2018, the Company recorded an income tax provision of approximately $2.5 million and $3.1 million, respectively, and for the six months ended September 30, 2019 and 2018, the Company recorded an income tax provision of approximately $4.1 million and $7.0 million, respectively. The decrease in the income tax provision for the quarter and six months ended September 30, 2019 is related to a decrease in operating income during the periods.

The effective tax rate for the quarter ended September 30, 2019 was approximately 27.0%, compared to 22.6% for the quarter ended September 30, 2018, and the effective tax rate for the six months ended September 30, 2019 was approximately 25.5% compared to 23.1% for the six months ended September 30, 2018. The increase to the effective rate for the three and six months ended September 30, 2019 can be attributed to a $322,000 income tax charge related to restricted stock compensation, compared to a $134,000 income tax benefit related to restricted stock compensation, which was recognized in the quarter ended September 30, 2018.

Note 9: Subsequent Events

On October 21, 2019 our Board of Directors declared a quarterly dividend of $0.27 per share. The Board established a November 4, 2019 record date and a November 15, 2019 payment date. Based on the outstanding share balance as of October 31, 2019 the Company estimates the dividend payable to be approximately $5.4 million.

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

The Company markets its products through national advertising campaigns which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases. Approximately 84% of all sales were generated via the Internet for the quarter ended September 30, 2019, compared to 85% for the quarter ended September 30, 2018. The Company’s sales consist of products sold mainly to retail consumers. The three-month average purchase was approximately $85 and $87 per order for the quarters ended September 30, 2019 and 2018, respectively, and the six-month average purchase was approximately $86 and $89 per order for the six months ended September 30, 2019 and 2018, respectively.

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

The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the un-collectibility of accounts receivable by analyzing historical bad debts and current economic trends. The allowance for doubtful accounts was approximately $22,000 at September 30, 2019 compared to $39,000 at March 31, 2019.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. The inventory reserve was approximately $48,000 at September 30, 2019 compared to $54,000 at March 31, 2019.

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

Results of Operations

The following should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Condensed Consolidated Statements of Comprehensive Income:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.4	64.6	72.1	65.2

Gross profit	28.6	35.4	27.9	34.8

Operating expenses:
General and administrative	9.0	8.7	8.5	8.3
Advertising	6.8	7.4	8.9	7.6
Depreciation	0.8	0.8	0.8	0.7
Total operating expenses	16.6	16.9	18.2	16.6

Income from operations	12.0	18.5	9.7	18.2

Total other income	1.1	1.0	1.1	0.9

Income before provision for income taxes	13.1	19.5	10.8	19.1

Provision for income taxes	3.5	4.4	2.7	4.4

Net income	9.6%	15.1%	8.1%	14.7%

Three Months Ended September 30, 2019 Compared With Three Months Ended September 30, 2018, and Six Months Ended September 30, 2019 Compared With Six Months Ended September 30, 2018

Sales

Sales decreased by approximately $1.5 million, or 2.0%, to approximately $69.9 million for the quarter ended September 30, 2019, from approximately $71.4 million for the quarter ended September 30, 2018. For the six months ended September 30, 2019, sales decreased by approximately $8.9 million, or 5.6%, to approximately $149.9 million compared to $158.8 million for the six months ended September 30, 2018. The decrease in sales for the quarter ended September 30, 2019 was primarily due to decreased new order sales offset by increased reorder sales, and the decrease in sales for the six months ended September 30, 2019 was primarily due to decreased new order and reorder sales. The Company acquired approximately 98,000 new customers for the quarter ended September 30, 2019, compared to approximately 117,000 new customers for the same period the prior year. For the six months ended September 30, 2019 the Company acquired approximately 238,000 new customers, compared to 286,000 new customers for the six months ended September 30, 2018. The following chart illustrates sales by various sales classifications:

Three Months Ended September 30,
Sales (In thousands)	2019	%	2018	%	$ Variance	% Variance

Reorder Sales	$61,851	88.4%	$60,979	85.4%	$872	1.4%
New Order Sales	8,085	11.6%	10,417	14.6%	(2,332)	-22.4%

Total Net Sales	$69,936	100.0%	$71,396	100.0%	$(1,460)	-2.0%

Internet Sales	$58,453	83.6%	$60,306	84.5%	$(1,853)	-3.1%
Contact Center Sales	11,483	16.4%	11,090	15.5%	393	3.5%

Total Net Sales	$69,936	100.0%	$71,396	100.0%	$(1,460)	-2.0%

Six Months Ended September 30,
Sales (In thousands)	2019	%	2018	%	$ Variance	% Variance

Reorder Sales	$129,593	86.4%	$132,493	83.4%	$(2,900)	-2.2%
New Order Sales	20,331	13.6%	26,293	16.6%	(5,962)	-22.7%

Total Net Sales	$149,924	100.0%	$158,786	100.0%	$(8,862)	-5.6%

Internet Sales	$125,476	83.7%	$134,625	84.8%	$(9,149)	-6.8%
Contact Center Sales	24,448	16.3%	24,161	15.2%	287	1.2%

Total Net Sales	$149,924	100.0%	$158,786	100.0%	$(8,862)	-5.6%

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

Cost of sales

Cost of sales increased by approximately $3.8 million, or 8.2%, to approximately $49.9 million for the quarter ended September 30, 2019, from approximately $46.1 million for the quarter ended September 30, 2018. For the six months ended September 30, 2019, cost of sales increased by approximately $4.5 million, or 4.3%, to approximately $108.1 million compared to $103.6 million for the same period in the prior year. As a percentage of sales, cost of sales was 71.4% and 64.6% for the quarters ended September 30, 2019 and 2018, respectively, and for the six months ended September 30, 2019 and 2018 cost of sales was 72.1% and 65.2%, respectively. The cost of sales increases can be attributed to price reductions given to customers to stimulate sales in response to increased online competition, and an increase to product costs during the quarter and six months. One of our long-term strategic initiatives and primary purchasing goals has always been to have direct purchasing relationships with the major manufacturers. We now have direct relationships with all major manufacturers which may help lower inventory costs in the future.

Gross profit

Gross profit decreased by approximately $5.3 million, or 20.8%, to approximately $20.0 million for the quarter ended September 30, 2019, from approximately $25.3 million for the quarter ended September 30, 2018. For the six months ended September 30, 2019 gross profit decreased by approximately $13.3 million, or 24.2%, to approximately $41.9 million, compared to $55.2 million for the same period in the prior year. The decrease in gross profit is directly related to a decrease in sales and price reductions during the quarter and six months ended September 30, 2019. Gross profit as a percentage of sales was 28.6% and 35.4% for the three months ended September 30, 2019 and 2018, respectively, and for the six months ended September 30, 2019 and 2018, gross profit as a percentage of sales was 27.9% and 34.8%, respectively. The gross profit percentage decrease can be mainly attributed to price reductions given to customers to stimulate sales in response to increased online competition, and an increase in product costs during the quarter and six months. We now have direct relationships with all major manufacturers and these manufacturers have minimum advertised price policies which allow a general price discipline in the online market, which may help improve our gross margins in the future.

General and administrative expenses

General and administrative expenses increased by approximately $103,000, or 1.7%, to approximately $6.3 million for the quarter ended September 30, 2019, from approximately $6.2 million for the quarter ended September 30, 2018. The increase in general and administrative expenses for the quarter ended September 30, 2019 was primarily due to the following: an $82,000 increase in professional fees related to the annual proxy solicitation, a $51,000 increase in property expenses, a $22,000 increase in bad debt expense, and a $14,000 net increase of other expenses which includes insurance and telephone expenses, offset by a $66,000 decrease in payroll expense related to stock compensation expenses. For the six months ended September 30, 2019, general and administrative expenses decreased by approximately $323,000, or 2.5%, to approximately $12.8 million, compared to $13.1 million for the same period the prior year. The decrease in general and administrative expenses for the six months ended September 30, 2019 was primarily due to the following: a $309,000 decrease in payroll expenses related to a decrease in stock compensation expenses; a $129,000 decrease in bank service fees which was related to decreased sales in the period; and a $21,000 net decrease in other expenses, which included professional fees and license expenses. Offsetting the decrease was a $105,000 increase in property expenses; and a $31,000 net increase in other expenses, which included bad debt and insurance expenses.

Advertising expenses

Advertising expenses decreased by approximately $544,000, or 10.3%, to approximately $4.8 million for the quarter ended September 30, 2019, from approximately $5.3 million for the quarter ended September 30, 2018. For the six months ended September 30, 2019, advertising expenses increased by approximately $1.4 million, or 11.4%, to approximately $13.4 million compared to advertising expenses of approximately $12.0 million for the six months ended September 30, 2018. The decrease in advertising expenses for the three months ended September 30, 2019 was due to the elimination of television advertising in the quarter. The increase in advertising expenses for the six months ended September 30, 2019 was related to the re-addition of television advertising in the quarter ended June 30, 2019. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $49 for the quarter ended September 30, 2019 compared to $45 for the quarter ended September 30, 2018, and $56 for the six months ended September 30, 2019 compared to $42 for the six months ended September 30, 2018. Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, advertising spending, and price competition. Historically, the advertising environment fluctuates due to supply and demand. A more favorable advertising environment may positively impact future new order sales, whereas a less favorable advertising environment may negatively impact future new order sales.

As a percentage of sales, advertising expense was 6.8% and 7.4% for the quarters ended September 30, 2019 and 2018, respectively, and for the six months ended September 30, 2019 and 2018 advertising expense was 8.9% and 7.6%, respectively. The decrease in advertising expense as a percentage of total sales for the quarter ended September 30, 2019 can be mainly attributed to the elimination of television advertising in the September quarter. The increase in advertising expense as a percentage of total sales for the six months ended September 30, 2019 can be mainly attributed to the re-addition of television advertising in the June quarter to stimulate sales and promote brand awareness. The Company currently anticipates advertising as a percentage of sales to be approximately 9.0% for fiscal 2020. However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.

Depreciation

Depreciation expense increased by approximately $20,000 to approximately $572,000 for the quarter ended September 30, 2019, from approximately $552,000 for the quarter ended September 30, 2018. For both the six months ended September 30, 2019 and 2018 depreciation expense was approximately $1.1 million. The increase to depreciation expense for the quarter and six months ended September 30, 2019 can be attributed to new property and equipment additions during the same periods.

Other income

Other income increased by approximately $80,000 to approximately $763,000 for the quarter ended September 30, 2019 from approximately $683,000 for the quarter ended September 30, 2018. For the six months ended September 30, 2019 other income increased by approximately $208,000 to approximately $1.6 million compared to approximately $1.4 million for the same period in the prior year. The increase to other income for the quarter and six months ended September 30, 2019 is primarily related to increased interest income due to increased interest rates. Interest income may decrease in the future as the Company utilizes its cash balances on its share repurchase plan, with approximately $28.7 million remaining as of September 30, 2019, on any quarterly dividend payment, on its operating activities, or with a decrease in interest rates.

Provision for income taxes

For the quarters ended September 30, 2019 and 2018, the Company recorded an income tax provision of approximately $2.5 million and $3.1 million, respectively, and for the six months ended September 30, 2019 and 2018, the Company recorded an income tax provision of approximately $4.1 million and $7.0 million, respectively. The decrease in the income tax provision for the quarter and six months ended September 30, 2019 is related to a decrease in operating income during the period. The effective tax rate for the quarter ended September 30, 2019 was approximately 27.0%, compared to 22.6% for the quarter ended September 30, 2018, and the effective tax rate for the six months ended September 30, 2019 was approximately 25.5% compared to 23.1% for the six months ended September 30, 2018. The increase to the effective rate for the three and six months ended September 30, 2019 can be attributed to a $322,000 income tax charge related to restricted stock compensation, compared to a $134,000 income tax benefit related to restricted stock compensation, which was recognized in the quarter ended September 30, 2018.

Liquidity and Capital Resources

The Company’s working capital at September 30, 2019 and March 31, 2019 was $99.7 million and $107.8 million, respectively. The $8.1 million decrease in working capital was primarily attributable to the share buyback and dividends paid in the period. Net cash provided by operating activities was $17.3 million and $20.4 million for the six months ended September 30, 2019 and 2018, respectively. This decrease is mainly attributed to a decrease in net income offset by a decrease in inventory for the six months ended September 30, 2019, compared to an increase in inventory for six months ended September 30, 2018. Net cash used in investing activities was $416,000 for the six months ended September 30, 2019, compared to net cash used in investing activities of $450,000 for the six months ended September 30, 2019. This change in investing activities is related to property and equipment additions in the six months ended September 30, 2019. Net cash used in financing activities was $22.5 million for the six months ended September 30, 2019, compared to $10.8 million for the same period in the prior year. The increase to financing activities relates to the Company purchasing approximately 613,000 shares of its common stock for approximately $11.5 million during the period and the remaining increase to financing activities related to an increase in the dividend paid in the six months ended September 30, 2019.

At September 30, 2019, the Company had approximately $28.7 million remaining under the Company’s share repurchase plan. Subsequent to September 30, 2019, on October 21, 2019 our Board of Directors declared a $0.27 per share dividend. The Board established a November 4, 2019 record date and a November 15, 2019 payment date. Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan, on dividends, or on its operating activities.

At September 30, 2019, the Company had no material outstanding lease commitments. See Note 1, Recent Accounting Pronouncements, to the Condensed Consolidated Financial Statements within this Form 10-Q for the Company’s disclosure related to leases. We are not currently bound by any long or short term agreements for the purchase or lease of capital expenditures. Any material amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future.

Presently, we have approximately $4.6 million forecasted for capital expenditures for the remainder of fiscal 2020, the majority of which will be invested in our e-commerce platform to better service our customers, which will be funded through cash from operations. The Company’s primary source of working capital is cash from operations. The Company presently has no need for alternative sources of working capital, and has no commitments or plans to obtain additional capital.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at September 30, 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and investments. At September 30, 2019, we had $94.9 million in cash and cash equivalents, and the majority of our cash and cash equivalents generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and cash equivalents. It would also impact the market value of our cash and cash equivalents. Our cash equivalents are subject to market risk, primarily interest rate and credit risk. Our cash equivalents are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our cash and cash equivalents to high-quality debt instruments with both short and long term maturities. We do not hold any derivative financial instruments that could expose us to significant market risk. At September 30, 2019, we had no debt obligations.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended September 30, 2019, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective such that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act: (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

part ii - other information

ITEM 1. LEGAL PROCEEDINGS.

As previously reported in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019, filed May 28, 2019, the Company was named as a defendant in a putative class action lawsuit, filed in May 2019, in the United States District Court for the Southern District of New York seeking injunctive and monetary relief styled Valentin Reid, on behalf of himself and all others similarly situated v. PetMed Express, Inc., Case No. 19-cv-4169, alleging that the Company’s website, www.1800petmeds.com, does not comply with the Americans with Disabilities Act (“ADA”), New York State Human Rights Law (“NYSHRL”), and New York City Human Rights Law (“NYCHRL”), and discriminates against visually impaired individuals. On July 30, 2019, the Company and the Plaintiff reached a confidential settlement in which the Plaintiff dismissed the matter with prejudice in exchange for the Company making a payment of $8,500 and the matter has concluded.

As previously reported in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019, filed May 28, 2019, in January 2019, a putative class action complaint was filed by a different individual in the United States District Court for the Southern District of New York alleging that the Company’s website, www.1800petmeds.com, does not comply with the ADA, NYSHRL, and NYCHRL, and discriminates against visually impaired individuals. The Plaintiff initially named a New York corporation named Pet Meds Inc., which is not related or affiliated with the Company, as the defendant. However, the Plaintiff sought to remedy that error by requesting leave to file an amended complaint naming the Company, which request the Court granted on April 9, 2019. On April 18, 2019, the Court granted the Plaintiff’s request to transfer the case to the United States District Court for the Eastern District of New York, where it is currently pending. The matter is styled Brian Fischler, individually and on behalf of all other persons similarly situated v. PetMed Express, Inc.; Case No. 19-cv-02391. As of July 24, 2019, the Company and the Plaintiff have reached a confidential settlement in which the Plaintiff and the Company will enter into a consent decree requiring among other things, the Company to modify its website to comply with certain accessibility standards within the next 24 months, and the matter will be dismissed with prejudice. As part of the confidential settlement agreement, the Company will pay the Plaintiff a sum of $10,000. The parties are awaiting the district court’s execution of the joint proposed consent decree.

ITEM 1A. RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our Annual Report on Form 10-K for Fiscal Year 2019 for additional information concerning these and other uncertainties that could negatively impact the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not make any sales of unregistered securities during the second quarter of Fiscal 2020.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	Furnished herewith XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.

(The “Registrant”)

Date: October 30, 2019

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

SEPTEMBER 30, 2019

_______________________

EXHIBITS

_______________________