Form 10-Q
period 2019-12-31
PETMED EXPRESS INC
filed 2020-01-28
CIK 1040130

UNITED STATES

securities and exchange commission

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,166,382 Common Shares, $.001 par value per share at January 28, 2020.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share amounts)

	December 31,	March 31,
	2019	2019
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$92,374	$100,529
Accounts receivable, less allowance for doubtful accounts of $31 and $39, respectively	2,052	2,542
Inventories - finished goods	24,165	21,370
Prepaid expenses and other current assets	4,176	1,408
Prepaid income taxes	-	582
Total current assets	122,767	126,431

Noncurrent assets:
Property and equipment, net	25,917	27,136
Intangible assets	860	860
Total noncurrent assets	26,777	27,996

Total assets	$149,544	$154,427

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$16,635	$16,275
Accrued expenses and other current liabilities	3,195	2,351
Income taxes payable	895	-
Total current liabilities	20,725	18,626

Deferred tax liabilities	1,109	1,121

Total liabilities	21,834	19,747

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 5,000 shares authorized; 3 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized; 20,166 and 20,674 shares issued and outstanding, respectively	20	21
Additional paid-in capital	3,063	12,478
Retained earnings	124,618	122,172

Total shareholders' equity	127,710	134,680

Total liabilities and shareholders' equity	$149,544	$154,427

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

condensed consolidated statementS of COMPREHENSIVE INCOME

(In thousands, except for per share amounts)(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018

Sales	$59,915	$60,068	$209,839	$218,854
Cost of sales	42,218	40,687	150,279	144,264

Gross profit	17,697	19,381	59,560	74,590

Operating expenses:
General and administrative	6,040	5,793	18,851	18,927
Advertising	3,163	3,619	16,543	15,626
Depreciation	562	556	1,702	1,664
Total operating expenses	9,765	9,968	37,096	36,217

Income from operations	7,932	9,413	22,464	38,373

Other income:
Interest income, net	421	508	1,447	1,315
Other, net	301	255	862	827
Total other income	722	763	2,309	2,142

Income before provision for income taxes	8,654	10,176	24,773	40,515

Provision for income taxes	1,814	2,389	5,925	9,394

Net income	$6,840	$7,787	$18,848	$31,121

Comprehensive income	$6,840	$7,787	$18,848	$31,121

Net income per common share:
Basic	$0.34	$0.38	$0.94	$1.52
Diluted	$0.34	$0.38	$0.94	$1.52

Weighted average number of common shares outstanding:
Basic	19,984	20,483	20,060	20,452
Diluted	19,994	20,493	20,071	20,487

Cash dividends declared per common share	$0.27	$0.27	$0.81	$0.79

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

condensed consolidated statementS of cash flows

(In thousands)(Unaudited)

	Nine Months Ended
	December 31,
	2019	2018
Cash flows from operating activities:
Net income	$18,848	$31,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,702	1,664
Share based compensation	2,081	2,312
Deferred income taxes	(12)	11
Bad debt expense	102	49
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Accounts receivable	388	974
Inventories - finished goods	(2,795)	(8,910)
Prepaid income taxes	582	263
Prepaid expenses and other current assets	(1,424)	(384)
Accounts payable	360	5,009
Accrued expenses and other current liabilities	851	(84)
Income taxes payable	895	-
Net cash provided by operating activities	21,578	32,025

Cash flows from investing activities:
Purchases of property and equipment	(1,827)	(507)
Net cash used in investing activities	(1,827)	(507)

Cash flows from financing activities:
Repurchase and retirement of common stock	(11,496)	-
Dividends paid	(16,410)	(16,288)
Net cash used in financing activities	(27,906)	(16,288)

Net (decrease) increase in cash and cash equivalents	(8,155)	15,230
Cash and cash equivalents, at beginning of period	100,529	77,936

Cash and cash equivalents, at end of period	$92,374	$93,166

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$4,460	$9,120

Property and equipment in current assets	$1,344	$-

Dividends payable in accrued expenses	$196	$258

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

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at December 31, 2019, the Statements of Comprehensive Income for the three and nine months ended December 31, 2019 and 2018, and Cash Flows for the nine months ended December 31, 2019 and 2018. The results of operations for the three and nine months ended December 31, 2019 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2020. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2019. The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated upon consolidation.

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

Consequently, on adoption, the Company recognized an additional current operating liability, with a corresponding right of use asset of approximately the same amount based on the present value of the remaining rental payments under current leasing standards for existing operating leases. As of December 31, 2019, the current operating liability and corresponding right of use asset was approximately $165,000. The lease liability and right of use asset is reflected in the condensed consolidated balance sheet as part of accrued expenses and other current liabilities and as part of prepaid expenses and other current assets. The amended guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which modifies the measurement of expected credit losses on certain financial instruments. The Company is currently evaluating the impact of ASU 2016-13. The Company will adopt ASU 2016-13 on April 1, 2020.

In Dec 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplification and reduce the cost of accounting for income taxes (“ASU 2019-12”). The Company is currently evaluating the impact of ASU 2019-12. The Company will adopt ASU 2019-12 on April 1, 2021.

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

The Company disaggregates revenue in the following two categories: (1) Reorder revenue vs. new order revenue, and (2) Internet revenue vs. contact center revenue. The following table illustrates revenue by various classifications:

Three Months Ended December 31,
Revenue (In thousands)	2019	%	2018	%	$ Variance	% Variance

Reorder Sales	$53,808	89.8%	$53,289	88.7%	$519	1.0%
New Order Sales	6,107	10.2%	6,779	11.3%	(672)	-9.9%

Total Net Sales	$59,915	100.0%	$60,068	100.0%	$(153)	-0.3%

Internet Sales	$50,000	83.5%	$50,701	84.4%	$(701)	-1.4%
Contact Center Sales	9,915	16.5%	9,367	15.6%	548	5.9%

Total Net Sales	$59,915	100.0%	$60,068	100.0%	$(153)	-0.3%

Nine Months Ended December 31,
Sales (In thousands)	2019	%	2018	%	$ Variance	% Variance

Reorder Sales	$183,401	87.4%	$185,866	84.9%	$(2,465)	-1.3%
New Order Sales	26,438	12.6%	32,988	15.1%	(6,550)	-19.9%

Total Net Sales	$209,839	100.0%	$218,854	100.0%	$(9,015)	-4.1%

Internet Sales	$175,476	83.6%	$185,320	84.7%	$(9,844)	-5.3%
Contact Center Sales	34,363	16.4%	33,534	15.3%	829	2.5%

Total Net Sales	$209,839	100.0%	$218,854	100.0%	$(9,015)	-4.1%

The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize the accounts receivable balances relative to sales. The Company had no material contract asset or contract liability balances as of December 31, 2019 or March 31, 2019.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands, except for per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net income (numerator):
Net income	$6,840	$7,787	$18,848	$31,121
Shares (denominator):
Weighted average number of common shares outstanding used in basic computation	19,984	20,483	20,060	20,452
Common shares issuable upon vesting of restricted stock	-	-	1	25
Common shares issuable upon conversion of preferred shares	10	10	10	10
Shares used in diluted computation	19,994	20,493	20,071	20,487
Net income per common share:
Basic	$0.34	$0.38	$0.94	$1.52
Diluted	$0.34	$0.38	$0.94	$1.52

For the three and nine months ended December 31, 2019, 72,120 shares of common restricted stock were excluded from the computations of diluted net income per common share, as their inclusion would have had an anti-dilutive effect on diluted net income per common share. For the three and nine months ended December 31, 2018, 127,318 shares of common restricted stock were excluded from the computations of diluted net income per common share, as their inclusion would have had an anti-dilutive effect on diluted net income per common share.

Note 4: Accounting for Stock-Based Compensation

The Company records compensation expense associated with restricted stock in accordance with ASC Topic 718 (“Share Based Payment”) (ASU 2016-09). The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of general and administrative expenses. The Company had 972,175 restricted common shares issued under the 2006 Employee Equity Compensation Restricted Stock Plan (“2006 Employee Plan”), 153,608 restricted common shares issued under the 2016 Employee Equity Compensation Restricted Stock Plan (“2016 Employee Plan” and collectively referred to with the 2006 Employee Plan as the “Employee Plans”), 272,000 restricted common shares issued under the 2006 Outside Director Equity Compensation Restricted Stock Plan (“2006 Director Plan”), and 135,000 restricted common shares issued under the 2015 Outside Director Equity Compensation Restricted Stock Plan (“2015 Director Plan”, and collectively referred to with the 2006 Director Plan as the “Director Plans”) at December 31, 2019, all shares of which were issued subject to a restriction or forfeiture period that lapses ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period.

For the quarters ended December 31, 2019 and 2018, the Company recognized $716,000 and $812,000, respectively, of compensation expense related to the Employee and Director Plans. For the nine months ended December 31, 2019 and 2018, the Company recognized $2.1 million and $2.3 million, respectively, of compensation expense related to the Employee and Director Plans. At December 31, 2019 and 2018, there was $3.4 million and $4.7 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the next three years. At December 31, 2019 and 2018, there were approximately 183,000 and 191,000 non-vested restricted shares, respectively.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. At December 31, 2019, the Company had invested all of its $92.4 million cash and cash equivalents balance in money market funds which are classified within level 1.

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

Note 7: Changes in Shareholders’ Equity and Comprehensive Income:

Changes in shareholders’ equity for the nine months ended December 31, 2019 and 2018 are summarized below (in thousands):

	Additional
	Paid-In	Retained
	Capital	Earnings

Beginning balance at March 31, 2019:	$12,478	$122,172
Share based compensation	635	-
Dividends declared	-	(5,518)
Repurchase and retirement of common stock	(11,496)	-
Net income	-	5,343

Ending balance at June 30, 2019:	$1,617	$121,997

Share based compensation	730	-
Dividends declared	-	(5,447)
Net income	-	6,665

Ending balance at September 30, 2019:	$2,347	$123,215

Share based compensation	716	-
Dividends declared	-	(5,437)
Net income	-	6,840

Ending balance at December 31, 2019:	$3,063	$124,618

	Additional
	Paid-In	Retained
	Capital	Earnings

Beginning balance at March 31, 2018:	$9,381	$106,320
Share based compensation	719	-
Dividends declared	-	(5,151)
Net income	-	12,582

Ending balance at June 30, 2018:	$10,100	$113,751

Share based compensation	781	-
Dividends declared	-	(5,573)
Net income	-	10,752

Ending balance at September 30, 2018:	$10,881	$118,930

Share based compensation	812	-
Dividends declared	-	(5,582)
Net income	-	7,787

Ending balance at December 31, 2018:	$11,693	$121,135

During the nine months ended December 31, 2019, the Company purchased and retired approximately 613,000 shares of its common stock for approximately $11.5 million. There were no shares of common stock that were purchased or retired in the nine months ended December 31, 2018. At December 31, 2019, the Company had approximately $28.7 million remaining under the Company’s share repurchase plan.

Note 8: Income Taxes

For the quarters ended December 31, 2019 and 2018, the Company recorded an income tax provision of approximately $1.8 million and $2.4 million, respectively, and for the nine months ended December 31, 2019 and 2018, the Company recorded an income tax provision of approximately $5.9 million and $9.4 million, respectively. The effective tax rate for the quarter ended December 31, 2019 was approximately 21.0% compared to 23.5% for the quarter ended December 31, 2018, and the effective tax rate for the nine months ended December 31, 2019 was approximately 23.9%, compared to 23.2% for the nine months ended December 31, 2018. The decrease to the income tax provision and effective rate for the quarter ended December 31, 2019 was due to a reduction in the Florida state corporate income tax rate, and a one-time income tax benefit of $96,000 related to the reconciliation of the Company’s tax return for the fiscal year ending March 31, 2019. The increase to the effective rate for the nine months ended December 31, 2019 can be attributed to a $322,000 income tax charge related to restricted stock compensation which was recognized in September 2019.

Note 9: Subsequent Events

On January 21, 2020 our Board of Directors declared a quarterly dividend of $0.27 per share. The Board established a February 3, 2020 record date and a February 14, 2020 payment date. Based on the outstanding share balance as of January 28, 2020 the Company estimates the dividend payable to be approximately $5.4 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Summary

PetMed Express was incorporated in the state of Florida in January 1996. The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “PETS.” The Company began selling pet medications and other pet health products in September 1996. In March 2010, the Company started offering for sale additional pet supplies on its website, and these items are drop shipped to customers by third party vendors. Presently, the Company’s product line includes approximately 2,500 of the most popular pet medications, health products, and supplies for dogs, cats, and horses.

The Company markets its products through national advertising campaigns which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases. Approximately 84% of all sales were generated via the Internet for both the quarters ended December 31, 2019 and 2018. The Company’s sales consist of products sold mainly to retail consumers. The three-month average purchase was approximately $85 and $84 per order for the quarters ended December 31, 2019 and 2018, respectively, and for the nine months ended December 31, 2019 and 2018, the average purchase was approximately $86 and $87 per order, respectively.

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

The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends. The allowance for doubtful accounts was approximately $31,000 at December 31, 2019 compared to $39,000 at March 31, 2019.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or net realizable value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. The inventory reserve was approximately $61,000 at December 31, 2019 compared to $54,000 at March 31, 2019.

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

Results of Operations

The following should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Condensed Consolidated Statements of Comprehensive Income:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.5	67.7	71.6	65.9

Gross profit	29.5	32.3	28.4	34.1

Operating expenses:
General and administrative	10.1	9.6	9.0	8.7
Advertising	5.3	6.0	7.9	7.1
Depreciation	0.9	0.9	0.8	0.8
Total operating expenses	16.3	16.5	17.7	16.6

Income from operations	13.2	15.8	10.7	17.5

Total other income	1.2	1.2	1.1	1.0

Income before provision for income taxes	14.4	17.0	11.8	18.5

Provision for income taxes	3.0	4.0	2.8	4.3

Net income	11.4%	13.0%	9.0%	14.2%

Three Months Ended December 31, 2019 Compared With Three Months Ended December 31, 2018, and Nine Months Ended December 31, 2019 Compared With Nine Months Ended December 31, 2018

Sales

Sales were relatively flat at $59.9 million and $60.1 million for the quarters ended December 31, 2019 and 2018, respectively. For the nine months ended December 31, 2019, sales decreased by approximately $9.0 million, or 4.1%, to approximately $209.8 million compared to $218.9 million for the nine months ended December 31, 2018. The decrease in sales for the nine months ended December 31, 2019 was primarily due to decreased new orders and reorder sales. The Company acquired approximately 76,000 new customers for the quarter ended December 31, 2019, compared to approximately 81,000 new customers for the same period the prior year. For the nine months ended December 31, 2019 the Company acquired approximately 313,000 new customers, compared to 366,000 new customers for the nine months ended December 31, 2018. The following chart illustrates sales by various sales classifications:

Three Months Ended December 31,
Sales (In thousands)	2019	%	2018	%	$ Variance	% Variance

Reorder Sales	$53,808	89.8%	$53,289	88.7%	$519	1.0%
New Order Sales	6,107	10.2%	6,779	11.3%	(672)	-9.9%

Total Net Sales	$59,915	100.0%	$60,068	100.0%	$(153)	-0.3%

Internet Sales	$50,000	83.5%	$50,701	84.4%	$(701)	-1.4%
Contact Center Sales	9,915	16.5%	9,367	15.6%	548	5.9%

Total Net Sales	$59,915	100.0%	$60,068	100.0%	$(153)	-0.3%

Nine Months Ended December 31,
Sales (In thousands)	2019	%	2018	%	$ Variance	% Variance

Reorder Sales	$183,401	87.4%	$185,866	84.9%	$(2,465)	-1.3%
New Order Sales	26,438	12.6%	32,988	15.1%	(6,550)	-19.9%

Total Net Sales	$209,839	100.0%	$218,854	100.0%	$(9,015)	-4.1%

Internet Sales	$175,476	83.6%	$185,320	84.7%	$(9,844)	-5.3%
Contact Center Sales	34,363	16.4%	33,534	15.3%	829	2.5%

Total Net Sales	$209,839	100.0%	$218,854	100.0%	$(9,015)	-4.1%

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

Cost of sales

Cost of sales increased by approximately $1.5 million, or 3.8%, to approximately $42.2 million for the quarter ended December 31, 2019, from approximately $40.7 million for the quarter ended December 31, 2018. For the nine months ended December 31, 2019, cost of sales increased by approximately $6.0 million, or 4.2%, to approximately $150.3 million compared to $144.3 million for the same period in the prior year. Cost of sales as a percent of sales was 70.5% and 67.7% for the quarters ended December 31, 2019 and 2018, respectively, and for the nine months ended December 31, 2019 and 2018 the cost of sales was 71.6% and 65.9%, respectively. The cost of sales increases and percentage increases can be attributed to price reductions given to customers to stimulate sales in response to increased online competition, and an increase to product costs during the quarter and nine months ended December 31, 2019. One of our long-term strategic initiatives and primary purchasing goals has always been to have direct purchasing relationships with the major manufacturers. We now have direct relationships with all major manufacturers.

Gross profit

Gross profit decreased by approximately $1.7 million, or 8.7%, to approximately $17.7 million for the quarter ended December 31, 2019, from approximately $19.4 million for the quarter ended December 31, 2018. For the nine months ended December 31, 2019 gross profit decreased by approximately $15.0 million, or 20%, to approximately $59.6 million, compared to $74.6 million for the same period in the prior year. The decrease in gross profit for the quarter and nine months ended December 31, 2019 is directly related to a decrease in sales and price reductions. Gross profit as a percentage of sales was 29.5% and 32.3% for the three months ended December 31, 2019 and 2018, respectively, and for the nine months ended December 31, 2019 and 2018, gross profit was 28.4% and 34.1%, respectively. The gross profit percentage decreases for the quarter and nine months ended December 31, 2019 can be mainly attributed to price reductions given to customers to stimulate sales in response to increased online competition, and an increase to product costs during the quarter and nine months. We now have direct relationships with all major manufacturers and these manufacturers have minimum advertised price policies which should cause a general price discipline in the online market. Over the past three sequential quarters gross margin percentages have increased from 27.3% in June 2019, to 28.6% in September 2019, and to 29.5% in December 2019.

General and administrative expenses

General and administrative expenses increased by approximately $247,000, or 4.3%, to approximately $6.0 million for the quarter ended December 31, 2019, compared to $5.8 million for the quarter ended December 31, 2018. The increase in general and administrative expenses for the quarter primarily related to an increase in payroll expenses in the customer care, pharmacy, and information technology departments. General and administrative expenses as a percentage of sales was 10.1% and 9.6% for the quarters ended December 31, 2019 and 2018, respectively. General and administrative expenses were relatively flat at approximately $18.9 million for both the nine months ended December 31, 2019 and 2018.  General and administrative expenses as a percentage of sales was 9.0% and 8.7% for the nine months ended December 31, 2019 and 2018, respectively.  The percentage increase for the nine months ended December 31, 2019 was primarily related to decreased sales in the nine month period.

Advertising expenses

Advertising expenses decreased by approximately $456,000, or 12.6%, to approximately $3.2 million for the quarter ended December 31, 2019, from approximately $3.6 million for the quarter ended December 31, 2018. For the nine months ended December 31, 2019, advertising expenses increased by approximately $917,000, or 5.9%, to approximately $16.5 million compared to advertising expenses of approximately $15.6 million for the nine months ended December 31, 2018. The advertising expenditures for the three and nine months ended December 31, 2019 were intended to stimulate sales and acquire new customers. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, decreased to $42 for the quarter ended December 31, 2019 compared to $45 for the quarter ended December 31, 2018. For the nine months ended December 31, 2019 and 2018 the advertising costs of acquiring a new customer were $53 and $43, respectively. The decrease to customer acquisition costs for the quarter ended December 31, 2019 can be attributed to reduced advertising expenses compared to the same quarter in the prior year. The increase to customer acquisition costs for the nine months ended December 31, 2019 can be attributed to increased advertising costs, primarily television advertising, and a lower-than-expected consumer response in the June 2019 and September 2019 quarters, which may be attributed to increased online competition. Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, advertising spending, and price competition. Historically, the advertising environment fluctuates due to supply and demand. A more favorable advertising environment may positively impact future sales, whereas a less favorable advertising environment may negatively impact future sales.

As a percentage of sales, advertising expense was 5.3% and 6.0% for the quarters ended December 31, 2019 and 2018, respectively, and for the nine months ended December 31, 2019 and 2018 advertising expense was 7.9% and 7.1%, respectively. The decrease in advertising expense as a percentage of total sales for the quarter ended December 31, 2019 can be attributed to decreased advertising expense in the quarter. The increase in advertising expense as a percentage of total sales for the nine months ended December 31, 2019 can be attributed to increased television advertising expense in the June 2019 quarter. The Company currently anticipates advertising as a percentage of sales to be approximately 8.0% for fiscal 2020. However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.

Depreciation

Depreciation expense for the quarter ended December 31, 2019 increased slightly by approximately $6,000 to $562,000 compared to $556,000 for the quarter ended December 31, 2018. For both of the nine months ended December 31, 2019 and 2018 depreciation expense were approximately $1.7 million. The increases to depreciation expense for the quarter and nine months ended December 31, 2019 can be attributed to new property and equipment additions.

Other income

Other income decreased slightly by approximately $41,000, to approximately $722,000 for the quarter ended December 31, 2019 from approximately $763,000 for the quarter ended December 31, 2018. For the nine months ended December 31, 2019 other income increased by approximately $167,000, to approximately $2.3 million compared to approximately $2.1 million for the same period in the prior year. The decrease to other income for the quarter ended December 31, 2019 was primarily related to decreased interest income due to decreased interest rates compared to the prior year. The increase to other income for the nine months ended December 31, 2019 was primarily related to increased interest income due to higher interest rates in the June and September quarters. Interest income may decrease in the future as the Company utilizes its cash balances on its share repurchase plan, with approximately $28.7 million remaining as of December 31, 2019, on any quarterly dividend payment, on its operating activities, or with further decreases in interest rates.

Provision for income taxes

For the quarters ended December 31, 2019 and 2018, the Company recorded an income tax provision of approximately $1.8 million and $2.4 million, respectively, and for the nine months ended December 31, 2019 and 2018, the Company recorded an income tax provision of approximately $5.9 million and $9.4 million, respectively. The effective tax rate for the quarter ended December 31, 2019 was approximately 21.0% compared to 23.5% for the quarter ended December 31, 2018, and the effective tax rate for the nine months ended December 31, 2019 was approximately 23.9%, compared to 23.2% for the nine months ended December 31, 2018. The decrease to the income tax provision and effective rate for the quarter ended December 31, 2019 was due to a reduction in the Florida state corporate income tax rate, and a one-time income tax benefit of $96,000 related to the reconciliation of the Company’s tax return for the fiscal year ending March 31, 2019. The increase to the effective rate for the nine months ended December 31, 2019 can be attributed to a $322,000 income tax charge related to restricted stock compensation which was recognized in September 2019.

Liquidity and Capital Resources

The Company’s working capital at December 31, 2019 and March 31, 2019 was $102.0 million and $107.8 million, respectively. The $5.8 million decrease in working capital was primarily attributable to the share buyback and dividends paid in the period, offset by cash flow generated from operations. Net cash provided by operating activities was $21.6 million and $32.0 million for the nine months ended December 31, 2019 and 2018, respectively. This change can be mainly attributed to a decrease in the Company’s net income for the nine months ended December 31, 2019. Net cash used in investing activities increased to $1.8 million for the nine months ended December 31, 2019, compared to net cash used in investing activities of $507,000 for the nine months ended December 31, 2018. The increase in investing activities relates to increased asset additions during the period. Net cash used in financing activities was $27.9 million for the nine months ended December 31, 2019, compared to $16.3 million for the same period in the prior year. The increase to financing activities relates to the Company purchasing approximately 613,000 shares of its common stock for approximately $11.5 million during the June quarter and the remaining increase to financing activities related to an increase in the dividend paid in the nine months ended December 31, 2019.

At December 31, 2019, the Company had approximately $28.7 million remaining under the Company’s share repurchase plan. Subsequent to December 31, 2019, on January 21, 2020 our Board of Directors declared a quarterly dividend of $0.27 per share. The Board established a February 3, 2020 record date and a February 14, 2020 payment date. Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan, on dividends, or on its operating activities.

At December 31, 2019, the Company had no material outstanding lease commitments. See Note 1, Recent Accounting Pronouncements, to the Condensed Consolidated Financial Statements within this Form 10-Q for the Company’s disclosure related to leases. We are not currently bound by any long or short term agreements for the purchase or lease of capital expenditures. Any material amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Presently, we have approximately $3.3 million forecasted for capital expenditures for the remainder of fiscal 2020, the majority of which will be invested in our e-commerce platform to better service our customers, which will be funded through cash from operations. The Company’s primary source of working capital is cash from operations. The Company presently has no need for alternative sources of working capital, and has no commitments or plans to obtain additional capital.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at December 31, 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and cash investments. At December 31, 2019, we had $92.4 million in cash and cash equivalents, and a majority of our cash and cash equivalents generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and cash equivalents. It would also impact the market value of our cash and cash equivalents. Our cash equivalents are subject to market risk, primarily interest rate and credit risk. Our cash equivalents are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our cash and cash equivalents to high-quality debt instruments with both short and long term maturities. We do not hold any derivative financial instruments that could expose us to significant market risk. At December 31, 2019, we had no debt obligations.

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended December 31, 2019, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective such that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act: (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not make any sales of unregistered securities during the third quarter of Fiscal 2020.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

*	Filed herewith

**	Furnished herewith XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.
(The “Registrant”)

Date: January 28, 2020

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

DECEMBER 31, 2019

_______________________

EXHIBITS

_______________________