Form 10-K
period 2020-03-31
PETMED EXPRESS INC
filed 2020-05-26
CIK 1040130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2020
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
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (561) 526-4444
Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock,	PETS	The NASDAQ Stock Market LLC
$.001 Par value per share		(NASDAQ Global Select Market)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of September 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $349.1 million based on the closing sales price of the registrant’s Common Stock on that date, as reported on the NASDAQ Global Select Market.

The number of shares of the registrant’s Common Stock outstanding as of May 26, 2020 was 20,166,382.

DOCUMENTS INCORPORATED BY REFERENCE

Information to be set forth in our Proxy Statement relating to our 2020 Annual Meeting of Stockholders to be held on July 31, 2020 is incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this report.

PETMED EXPRESS, INC.

2020 Annual Report on Form 10-K

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

Our Products

We offer a broad selection of products for dogs, cats, and horses. Our current product line contains approximately 2,500 SKUs of the most popular pet medications, health products, and supplies. These products include a majority of the well-known brands of pet medications. Generally, our prices are competitive with the prices for medications charged by veterinarians, online retailers and other retailers. We also offer for sale additional pet supplies on our website, which are drop shipped to our customers by third parties. These pet supplies include: food, beds, crates, stairs, strollers, and other popular pet supplies. We research new products, and regularly select new products or the latest generation of existing products to become part of our product selection. In addition, we also refine our current products to respond to changing consumer-purchasing habits. Our website is designed to give us the flexibility to change featured products or promotions. Our product line provides customers with a wide variety of selections across the most popular health categories for dogs, cats, and horses. Our current products include:

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

Internet

We seek to combine our product selection and pet health information with the shopping ease of the Internet to deliver a convenient and personalized shopping experience. Our website offers health and nutritional product selections for dogs, cats, and horses, and relevant editorial and easily obtainable or retrievable resource information. Customers can search our website for products and access resources on a variety of information on dogs, cats, and horses. Customers can shop at our website by category, product line, individual product, or symptom. We attracted approximately 30 million visits to our website during fiscal 2020, approximately 9% of those visits resulted in an order, and our website generated approximately 84% of our total sales for the same time period. On our website pet owners have access to health information covering pets’ behavior and illnesses, and natural and pharmaceutical remedies specifically for a pet’s problem. The pet education content on our main website is periodically updated with the latest research for pet owners. As part of our multichannel strategy, we also offer mobile versions of our website (www.1800petmeds.com) and an application for mobile phones, tablets, and other devices. In February 2017, we released our mobile application, which offers customers a more streamlined shopping experience. Mobile application features include: “ask-the-vet”; live web chat; easy refill medication reminders; local veterinarian finder; and express checkout to provide our customers with fast, easy, and helpful service from their mobile devices.

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

Our Customers

Approximately 2.3 million customers have purchased from us within the last two years. We attracted approximately 421,000 and 467,000 new customers in fiscal 2020 and 2019, respectively. Our customers are located throughout the United States, with approximately 50% of customers residing in California, Florida, Texas, New York, Pennsylvania, North Carolina, Georgia, and Virginia. Our primary focus has been on retail customers and the average purchase was approximately $87 for both fiscal 2020 and fiscal 2019.

Marketing

The goal of our marketing strategy is to build brand recognition, increase customer traffic, add new customers, build strong customer loyalty, maximize reorders, and develop incremental revenue opportunities. We have an integrated marketing campaign that includes online marketing, television advertising, and direct mail/print and e-mail.

Online Marketing

We advertise and market our products primarily online. We make our brand available to Internet consumers by purchasing targeted keywords and achieving prominent placement on the top search engines and search engine networks. We utilize Internet display and video advertisements, social media, and comparison shopping, and we are also members of an affiliate program with merchant clients and affiliate websites.

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

Operations

Order Processing

Our website allows customers to easily browse and purchase all of our products online. Our website is designed to be fast, secure, and easy to use with order and shipping confirmations, and with online order tracking capabilities. We provide our customers with toll-free telephone access to our customer care representatives. Our call center generally operates from 7:00 AM to 11:00 PM, Monday through Thursday, 7:00 AM to 9:00 PM on Friday, 9:00 AM to 6:00 PM on Saturday, and 9:00 AM to 5:00 PM on Sunday, Eastern Time. The process of customers purchasing products from 1-800-PetMeds consists of a few simple steps. A customer first places an order online or by calling our toll-free telephone number. The following information is needed to process prescription orders: pet information, prescription information, and the veterinarian’s name and phone number. This information is entered into our computer system. Then our pharmacists and pharmacy technicians verify all prescriptions. The order process system checks for the verification for prescription medication orders and a valid payment method for all orders. Verified orders are then sent to our fulfillment center, where items are picked, and then shipped via the United States Postal Service and Federal Express. Our customers enjoy the convenience of rapid home delivery, with the majority of all orders being shipped within 24 hours of ordering.

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

Purchasing

We purchase our products from a variety of sources, including certain manufacturers, domestic distributors, and wholesalers. There were three suppliers from whom we purchased approximately 60% of all products in fiscal 2020. We believe having strong relationships with product manufacturers and distributors will ensure the availability of an adequate volume of products ordered by our customers. In the past some of the major manufacturers of prescription and non-prescription medications have declined to sell these products to direct marketing companies, such as our company. Part of our growth strategy included developing direct relationships with all of the leading pharmaceutical manufacturers of the more popular prescription and non-prescription medications. We now have direct relationships with all major manufacturers.

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

According to the American Pet Products Association, pet spending in the United States increased 5.7% to $95.7 billion in 2019. Veterinary care and Rx medications represented $29.3 billion, or 31% of the total spending on pets in the United States. The pet medication market that we participate in is estimated to be approximately $5.5 billion, with veterinarians having the majority of the market share. The dog and cat population is approximately 184 million, with approximately 67% of all households having a pet.

We believe that the following are the main competitive strengths that differentiate 1-800-PetMeds from the competition:

●	Channel leader, in an estimated $5.5 billion industry;
●	“1-800-PetMeds” brand name;
●

Licensed pharmacy to conduct business in 50 states, and a Pharmacy Verified website (a website verification program by the National Association of Boards of Pharmacy®, which identifies online pharmacies and pharmacy-related websites as safe and legitimate); and

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

We also obtained the right to use and control the Internet addresses www.petmeds.pharmacy, www.petmed.pharmacy, and www.1800petmeds.pharmacy, through a National Association of Boards of Pharmacy® initiative to ensure high standards for online pharmacies. We do not expect to lose the ability to use the Internet addresses; however, there can be no assurance in this regard and the loss of these addresses may have a material adverse effect on our financial position and results of operations. We are the exclusive owners of United States Trademark Registrations for “America’s Largest Pet Pharmacy®,” “America’s Most Trusted Pet Pharmacy®,” “Trusted Pet Medication Experts®,” “PetMed Express and Design®,” “1888PetMeds and Design®,” “1-800-PetMeds and Design®,” 1-800-PetMeds®,” and “PetMeds®,” among numerous others.

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

Employees

We currently have 214 full time employees, including: 116 in customer care and marketing; 30 in fulfillment and purchasing; 54 in our pharmacy; 6 in information technology; 3 in administrative positions; and 5 in management. None of our employees are represented by a labor union, or governed by any collective bargaining agreements. We consider relations with our employees to be satisfactory.

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

Our current product line contains approximately 2,500 SKUs. A significant portion of our sales is attributable to products representing approximately 100 SKUs, including the most popular flea and tick, and heartworm preventative brands. We need to properly manage our inventory to provide an adequate supply of these products and avoid excessive inventory of the products representing the balance of the SKUs. We generally place orders for products with our suppliers based upon our internal estimates of the amounts of inventory we will need to fill future orders. These estimates may be significantly different from the actual orders we receive.

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

While we ship pet medications to customers in all 50 states, approximately 50% of our sales for the fiscal year ended March 31, 2020 were made to customers located in the states of California, Florida, Texas, New York, Pennsylvania, North Carolina, Georgia, and Virginia. If for any reason our license to operate a pharmacy in one or more of those states should be suspended or revoked, or if it is not renewed, our ability to sell prescription medications to residents of those states would cease and our financial condition and results of operations in future periods would be materially adversely affected.

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

We now have direct buying relationships with all of the major pet medication manufacturers; the contractual relationship depends on our compliance with their minimum advertised pricing policies (MAPP).

During fiscal 2020, the Company established direct purchasing relationships with all of the major pet medication manufacturers. These relationships entitle the Company to buy directly from the manufacturer under the terms and conditions of a purchasing agreement which dictates purchase pricing of inventory and criteria to obtain additional discounts and rebates. The terms of these agreements also require the Company to comply with the manufacturers’ MAPP. Each advertisement and/or promotion of a product below the MAPP price will be a violation of the policy. This policy applies to all advertisements of products in all media including, without limitation, flyers, posters, coupons, mailers, inserts, newspapers, magazines, on-line catalogs, mail order catalogs, public signage and all Internet or similar electronic media, television, radio and public signage. on-line catalogs, mail order catalogs, television, radio, public signage, flyers, posters, coupons, mailers, inserts, newspapers, magazines, and all internet or similar electronic media, including websites, email newsletters, forums, and auction sites.

At the discretion of the manufacturers, non-compliance with the MAPP can result in one or more of the following actions: (1) forfeiture of future rebates or discounts from the manufacturer, (2) suspension of future purchases from the manufacturer, (3) or termination of current or future business relationship. The Company has and will make every attempt to abide by the manufacturers MAPP. However, no assurances can be made that the Company will not violate MAPP inadvertently. A reduction or discontinuance of these rebates or discounts would increase our costs and could reduce our profitability. If any of these major pet medication manufacturers were to terminate our purchasing relationship it could materially adversely affect our business. If the manufacturers are not able to enforce their MAPP industry-wide, then our profit margins and results of operations may also be impacted negatively.

The loss of any of our key suppliers would negatively impact our business.

During fiscal 2020, the Company established direct purchasing relationships with all of the major pet medication manufacturers. We purchase significant quantities of pet medication products, with the majority from these major manufacturers. We do maintain annual purchasing contracts with these major manufacturers. While we believe that our vendor relationships are good, a vendor could discontinue selling to us at any time. The loss of any of our key vendors of pet medications offered by us would have a negative impact on our business, financial condition and results of operations.

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

A failure of our information systems and customer-facing technology systems or any security breach or unauthorized disclosure of confidential information, or other cyber-attacks on our systems, could result in litigation and regulatory risk, harm our reputation and have a material adverse effect on our business.

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

Through our information technology, we are able to provide an improved overall shopping and interconnected retail experience that empowers our customers to shop and interact with us from computers, tablets, smartphones and other mobile devices. We use our website and our mobile application both as sales channels for our products and also as methods of providing product and other relevant information to our customers to drive online sales. Our online programs, communities and knowledge center allow us to inform, assist and interact with our customers. We also continually seek to enhance all of our online properties to provide an attractive user-friendly interface for our customers. Disruptions, failures or other performance issues with these customer-facing technology systems could impair the benefits that they provide to our online business and negatively affect our relationship with our customers.

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

Our operating results are difficult to predict and may fluctuate, and a portion of our sales are seasonal.

Factors that may cause our operating results to fluctuate include:

●	Our ability to obtain new customers at a reasonable cost, retain existing customers, or encourage reorders;
●	Our ability to increase the number of visitors to our website, or our ability to convert visitors to our website into customers;
●	The mix of medications and other pet products sold by us;
●	Our ability to manage inventory levels or obtain an adequate supply of products;
●	Our ability to adequately maintain, upgrade, and develop our website, the systems that we use to process customers’ orders and payments, or our computer network;
●	Increased competition within our market niche;

●	Price competition;
●	New products introduced to the market, including generics;
●	Increases in the cost of advertising;
●	The amount and timing of operating costs and capital expenditures relating to expansion of our product line or operations;
●	Disruption of our toll-free telephone service, technical difficulties, or systems and Internet outages or slowdowns;
●	The impact of COVID-19 on our business operations and generally on the economy, including the measures taken by governmental authorities to address it; and
●	Unfavorable general economic trends.

Because our operating results are difficult to predict, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. The majority of our product sales are affected by the seasons, due to the seasonality of mainly flea, tick, and heartworm medications. For the quarters ended June 30, 2019, September 30, 2019, December 31, 2019, and March 31, 2020, Company sales were 28%, 25%, 21%, and 26%, respectively. In addition to the seasonality of our sales, our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, including weather, many of which are out of our control. Any change in one or more of these factors could materially adversely affect our financial condition and results of operations in future periods.

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

The recent outbreak of the COVID-19 global pandemic and related government, private sector and individual consumer responsive actions may adversely affect our business operations, employee availability, financial performance, liquidity and cash flow for an unknown period of time.

The outbreak of COVID-19 has been declared a pandemic by the World Health Organization and continues to spread in the United States, Canada, and in many other countries globally. Related government and private sector responsive actions may adversely affect our business operations. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic, as the situation is rapidly evolving. The COVID-19 pandemic may disrupt the global supply chain and may cause disruptions to our operations if a significant number of employees are quarantined or if they are otherwise limited in their ability to work at our fulfillment center. Additional federal or state mandates could also impact our ability to take or fulfill our customers’ orders and operate our business.

As an essential business, we have been open during our normal business hours without any material disruptions to our operations. We are dedicated to making every effort to ensure the health and safety of our employees. We have implemented working from home where possible and enhanced disinfection and social distancing within our work place. Many of our personnel are working remotely and it is possible that this could have a negative impact on the execution of our business plans and operations.

If a natural disaster, power outage, connectivity issue, or other event occurs that impacts our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in consumer privacy, IT security and fraud concerns as well as operational inefficiencies.

The operations of our fulfillment center may be substantially disrupted by additional federal or state mandates ordering shutdowns or by the inability of our employees to travel to work due to COVID-19. The inability to ship from our fulfillment center due to a COVID-19 outbreak, disruptions to the operations of our fulfillment center, or increased costs in fulfillment center capacity may negatively impact our financial performance or slow our future growth.

The uncertainty around the duration of business disruptions and the extent of the spread of the virus in the United States and to other areas of the world will likely continue to adversely impact the national or global economy and negatively impact consumer spending. Any of these outcomes could have a material adverse impact on our business, financial condition, operating results and ability to execute and capitalize on our strategies. The full extent of COVID-19’s impact on our operations and financial performance depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic, its impact on capital and financial markets and any new information that may emerge concerning the severity of the virus, its spread to other regions as well as the actions taken to contain it, among others.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our facilities, including our principal executive offices and distribution center, are located at 420 South Congress Avenue, Delray Beach, Florida 33445. In January 2016, we completed the acquisition of this real property located at 420 South Congress Avenue, Delray Beach, Florida 33445, and improvements thereon (collectively referred to herein as the “Property”), the assignment and assumption of all leases and service agreements affecting the Property, and certain tangible and intangible personal property related to the Property, for a purchase price of $18.5 million, plus closing costs. The Property consists of approximately 634,000 square feet of land or 14.6 acres with two building complexes totaling approximately 185,000 square feet, with additional land for future use. The first building complex consists of approximately 125,000 square feet and the second building complex consists of approximately 60,000 square feet each consisting of both office and warehouse space. The Company occupies approximately 97,000 square feet of the first building for its principal offices and distribution center. As of March 31, 2020, 48% of the Property was leased to two tenants with a remaining weighted average lease term of 4.8 years. We believe that our facilities are sufficient for our current needs and are in good condition in all material respects.

ITEM 3. LEGAL PROCEEDINGS

In January 2019, a putative class action complaint was filed in the United States District Court for the Southern District of New York alleging that the company’s website, www.1800petmeds.com, did not comply with the ADA, NYSHRL, and NYCHRL, and discriminated against visually impaired individuals. The Company denied any wrongdoing, and on July 24, 2019, the Company and the Plaintiff reached a confidential settlement. The Plaintiff and the Company entered into a consent decree and the matter was dismissed on March 23, 2020, when an order was issued by the court approving the parties joint proposed consent decree.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “PETS.” The prices set forth below reflect the high and low sale prices per share in each of the quarters of fiscal 2020 and 2019 as reported by the NASDAQ.

Fiscal 2020:	High	Low
First Quarter	$23.65	$15.32
Second Quarter	$18.47	$15.01
Third Quarter	$27.37	$17.87
Fourth Quarter	$28.78	$22.18

Fiscal 2019:	High	Low
First Quarter	$46.17	$33.46
Second Quarter	$44.57	$33.01
Third Quarter	$32.67	$22.42
Fourth Quarter	$24.32	$20.50

Holders

There were 96 holders of record of our common stock at May 26, 2020, and approximately 30,700 of our holders are “street name” or beneficial holders, whose shares are held by banks, brokers, or other financial institutions.

Dividends

During fiscal 2019 and 2020, our Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount (In thousands)	Payment Date

May 7, 2018	$0.25	May 18, 2018	$5,150	May 25, 2018
July 23, 2018	$0.27	August 3, 2018	$5,584	August 10, 2018
October 22, 2018	$0.27	November 5, 2018	$5,582	November 16, 2018
January 21, 2019	$0.27	February 4, 2019	$5,582	February 15, 2019

May 6, 2019	$0.27	May 17, 2019	$5,518	May 24, 2019
July 22, 2019	$0.27	August 2, 2019	$5,447	August 9, 2019
October 21, 2019	$0.27	November 4, 2019	$5,447	November 15, 2019
January 21, 2020	$0.27	February 3, 2020	$5,445	February 14, 2020

On May 8, 2017, the Company’s Board of Directors declared an increased quarterly dividend of $0.20 per share, and then on January 22, 2018 the Company’s Board of Directors increased the quarterly dividend to $0.25 per share, on its common stock. On July 23, 2018 the Company’s Board of Directors increased the quarterly dividend to $0.27 per share, on its common stock. On May 4, 2020, the Company’s Board of Directors declared an increased quarterly dividend from $0.27 to $0.28 per share, on its common stock. The $5.6 million dividend was paid on May 22, 2020, to shareholders of record at the close of business on May 15, 2020. The Company intends to continue to pay regular quarterly dividends; however the declaration and payment of future dividends is discretionary and will be subject to a determination by the Board of Directors each quarter following its review of the Company’s financial performance.

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

There can be no assurances as to the precise number of shares that will be repurchased under the share repurchase plan, and the Company may discontinue the share repurchase plan at any time subject to compliance with applicable regulatory requirements. Shares purchased pursuant to the share repurchase plan will either be cancelled or held in the Company's treasury. On January 25, 2019 the Company’s Board of Directors authorized an additional $30.0 million under the repurchase plan. During fiscal 2020 the Company purchased and retired approximately 613,000 shares of its common stock for approximately $11.5 million, averaging approximately $18.73 per share. As of March 31, 2020, the Company had approximately $28.7 million remaining under the Company’s share repurchase plan. Since the inception of the share repurchase plan up to March 31, 2020, approximately 6.2 million shares have been repurchased under the plan for approximately $81.3 million, averaging approximately $13.11 per share.

Performance Graph

Set forth below is a line graph comparing the five year cumulative performance of our Common Stock with the Nasdaq Composite, the Russell 2000, and our SIC Code 5912 (pharmacy peer group) from March 31, 2015 to March 31, 2020. The graph assumes that $100 was invested on March 31, 2014 in each of our Common Stock, the Nasdaq Composite, the Russell 2000, and the SIC Code 5912 (pharmacy peer group). Because we have historically paid dividends on a quarterly basis, the graph assumes that dividends were reinvested. The performance graph and related information below shall not be deemed “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Performance graph data:

	Fiscal Year Ended March 31,
	2015	2016	2017	2018	2019	2020
PetMed Express, Inc.	100.00	113.21	132.25	280.04	158.29	210.77
Nasdaq Composite	100.00	100.55	123.56	149.21	165.07	166.22
SIC Code 5912	100.00	101.25	87.24	70.02	65.40	62.61
Russell 2000	100.00	90.24	113.90	127.33	129.94	98.77

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2015 Outside Director Equity Compensation Restricted Stock Plan and 2016 Employee Equity Compensation Restricted Stock Plan as of March 31, 2020:

EQUITY COMPENSATION PLAN INFORMATION
(In thousands)
	Number of securities		Number of securities
	to be issued upon	Weighted average	remaining available
	exercise of outstanding	exercise price of	for future issuance
	options, warrants	outstanding options,	under equity
Plan category	and rights	warrants and rights	compensation plans

2015 Outside Director Equity Compensation Restricted Stock Plan	74	-	474	(1)

2016 Employee Equity Compensation Restricted Stock Plan	109	-	846

Total	183		1,320

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and notes thereto, and other financial information included elsewhere in this Annual Report on Form 10-K. The Consolidated Statements of Income data set forth below for the fiscal years ended March 31, 2020, 2019, and 2018 and the Consolidated Balance Sheet data as of March 31, 2020 and 2019 have been derived from our audited Consolidated Financial Statements which are included elsewhere in this Annual Report on Form 10-K. The Consolidated Statements of Income data set forth below for the fiscal years ended March 31, 2017 and 2016 and the Consolidated Balance Sheet data as of March 31, 2018, 2017 and 2016 have been derived from our audited Consolidated Financial Statements which are not included in this Annual Report on Form 10-K.

CONSOLIDATED STATEMENTS OF INCOME DATA
(In thousands, except for per share amounts)
	Fiscal Year Ended March 31,
	2020	2019	2018	2017	2016

Sales	$284,125	$283,419	$273,800	$249,176	$234,684
Cost of sales	202,879	188,105	175,993	169,862	158,388
Gross profit	81,246	95,314	97,807	79,314	76,296
Operating expenses	50,269	49,140	45,671	41,831	43,908
Net income	25,851	37,740	37,283	23,819	20,567
Net income per common share:
Basic	1.29	1.84	1.83	1.18	1.02
Diluted	1.29	1.84	1.82	1.17	1.02
Weighted average number of common shares outstanding:
Basic	20,041	20,461	20,346	20,232	20,124
Diluted	20,055	20,491	20,433	20,378	20,254
Cash dividends declared per common share	1.08	1.06	0.85	0.76	0.72

CONSOLIDATED BALANCE SHEET DATA
(In thousands)
	March 31,
	2020	2019	2018	2017	2016

Working capital	$104,675	$107,805	$87,126	$63,430	$60,543
Total assets	155,323	154,427	134,836	112,809	90,279
Total liabilities	25,313	19,747	19,105	19,443	7,084
Shareholders' equity	130,010	134,680	115,731	93,366	83,195

NON FINANCIAL DATA (UNAUDITED)
(In thousands)
	March 31,
	2020	2019	2018	2017	2016

New customers acquired	421	467	521	514	489
Total accumulated customers (1)	10,998	10,577	10,110	9,589	9,075

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

The Company markets its products through national advertising campaigns which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases. Approximately 84% of all sales were generated via the Internet in fiscal 2020, compared to 85% in fiscal 2019. The Company’s sales consist of products sold mainly to retail consumers. The twelve-month average purchase was approximately $87 per order for both of the fiscal years ended March 31, 2020 and 2019.

Critical Accounting Policies

Our discussion and analysis of our financial condition and the results of our operations contained herein are based upon our Consolidated Financial Statements and the data used to prepare them. The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. On an ongoing basis we re-evaluate our judgments and estimates including those related to product returns, bad debts, inventories, and income taxes. We base our estimates and judgments on our historical experience, knowledge of current conditions, and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. Our estimates are guided by observing the following critical accounting policies.

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

The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends. The allowance for doubtful accounts was approximately $59,000 at March 31, 2020 compared to $39,000 at March 31, 2019.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or net realizable value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. The inventory reserve was approximately $45,000 and $54,000 at March 31, 2020 and 2019, respectively.

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

Results of Operations

The following should be read in conjunction with the Company’s Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Consolidated Statements of Comprehensive Income:

	Fiscal Year Ended March 31,

	2020	2019	2018

Sales	100.0%	100.0%	100.0%
Cost of sales	71.4	66.4	64.3

Gross profit	28.6	33.6	35.7

Operating expenses:
General and administrative	8.9	8.7	8.9
Advertising	8.0	7.8	7.0
Depreciation	0.8	0.8	0.8
Total operating expenses	17.7	17.3	16.7

Income from operations	10.9	16.3	19.0

Total other income	1.0	1.0	0.6

Income before provision for income taxes	11.9	17.3	19.6

Provision for income taxes	2.8	4.0	6.0

Net income	9.1%	13.3%	13.6%

Fiscal 2020 Compared to Fiscal 2019

COVID-19

As an essential business, 1-800-PetMeds has been open during our normal business hours without any material disruptions to our operations. Due to COVID-19, consumer demand has increased for the e-commerce channel with pet owners shifting their purchases to online. We are dedicated to making every effort to ensure the health and safety of our employees. We have implemented working from home where possible and enhanced disinfection and social distancing within our work place. We are also dedicated to making every effort to ensure our customers’ pets receive the medications they need. See risk factor “The recent outbreak of the COVID-19 global pandemic and related government, private sector and individual consumer responsive actions may adversely affect our business operations, employee availability, financial performance, liquidity and cash flow for an unknown period of time” in Part I, Item 1A of this Form 10-K.

Sales

Sales increased slightly to approximately $284.1 million for the fiscal year ended March 31, 2020, from approximately $283.4 million for the fiscal year ended March 31, 2019. The increase in sales for the fiscal year ended March 31, 2020 was primarily due to increased reorder sales, offset by decreased new order sales. The Company acquired approximately 421,000 new customers for the fiscal year ended March 31, 2020, compared to approximately 467,000 new customers for the same period the prior year. The following chart illustrates sales by various sales classifications:

Year Ended March 31,
Sales (In thousands)	2020	%	2019	%	$ Variance	% Variance

Reorder Sales	$248,560	87.5%	$241,780	85.3%	$6,780	2.8%
New Order Sales	$35,565	12.5%	$41,639	14.7%	$(6,074)	-14.6%
Total Net Sales	$284,125	100.0%	$283,419	100.0%	$706	0.2%

Internet Sales	$238,054	83.8%	$240,034	84.7%	$(1,980)	-0.8%
Contact Center Sales	$46,071	16.2%	$43,385	15.3%	$2,686	6.2%
Total Net Sales	$284,125	100.0%	$283,419	100.0%	$706	0.2%

Going forward sales may be adversely affected due to COVID-19, increased competition, and consumers giving more consideration to price. See risk factor “The recent outbreak of the COVID-19 global pandemic and related government, private sector and individual consumer responsive actions may adversely affect our business operations, employee availability, financial performance, liquidity and cash flow for an unknown period of time” in Part I, Item 1A of this Form 10-K. No guarantees can be made that sales will continue to grow in the future. The majority of our product sales are affected by the seasons, due to the seasonality of mainly flea, tick, and heartworm medications. For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2020, the Company’s sales were approximately 28%, 25%, 21%, and 26%, respectively. For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2019, the Company’s sales were approximately 31%, 25%, 21%, and 23%, respectively.

Cost of sales

Cost of sales increased by $14.8 million, or 7.9% to $202.9 million for the fiscal year ended March 31, 2020, from $188.1 million for the fiscal year ended March 31, 2019. As a percentage of sales, cost of sales was 71.4% in fiscal 2020, as compared to 66.4% in fiscal 2019. The cost of sales increase and percentage increase can be attributed to price reductions given to customers to stimulate sales in response to increased online competition, and an increase to product costs during the fiscal year ended March 31, 2020. One of our long-term strategic initiatives and primary purchasing goals has always been to have direct purchasing relationships with all major manufacturers, which we now have.

Gross profit

Gross profit decreased by $14.1 million, or 14.8%, to $81.2 million for the fiscal year ended March 31, 2020, from $95.3 million for the fiscal year ended March 31, 2019. Gross profit as a percentage of sales for fiscal 2020 was 28.6% compared to 33.6% for fiscal 2019. The decrease in gross profit and percentage decrease in fiscal 2020 is directly related to price reductions given to customers to stimulate sales, and an increase to product costs. We now have direct relationships with all major manufacturers and these manufacturers have minimum advertised price policies, which should cause a general price discipline in the online market. Going forward gross profit may be adversely affected due to increased competition and consumers giving more consideration to price.

General and administrative expenses

General and administrative expenses increased by $497,000, or 2.0%, to $25.3 million for the fiscal year ended March 31, 2020 from $24.8 million for the fiscal year ended March 31, 2019. The increase in general and administrative expenses for the fiscal year ended March 31, 2020 was primarily due to the following: a $361,000 increase in payroll expenses in the customer care, pharmacy, and information technology departments; a $107,000 increase to bad debt expense; and a $92,000 increase in bank service fees due to increased sales. Offsetting the increase was a net decrease of $63,000 to other expenses which include travel and professional fees. General and administrative expenses as a percentage of sales was 8.9% for the fiscal year ended March 31, 2020, compared to 8.7% for the fiscal year ended March 31, 2019.

Advertising expenses

Advertising expenses increased by approximately $600,000 to approximately $22.7 million for the fiscal year ended March 31, 2020, from approximately $22.1 million for the fiscal year ended March 31, 2019. The increase in advertising expenses for fiscal 2020 was intended to stimulate sales and acquire new customers. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $54 for the fiscal year ended March 31, 2020, compared to $47 for the fiscal year ended March 31, 2019. The increase to customer acquisition costs for the fiscal year ended March 31, 2020 can be attributed to increased advertising costs, primarily television advertising, and a lower-than-expected consumer response in the June 2019 and September 2019 quarters, which may be attributed to increased online competition. Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, advertising spending, and price competition. Historically, the advertising environment fluctuates due to supply and demand. A more favorable advertising environment may positively impact future sales, whereas a less favorable advertising environment may negatively impact future sales.

As a percentage of sales, advertising expense was 8.0% and 7.8% for the fiscal years ended March 31, 2020 and 2019, respectively. The increase in advertising expense as a percentage of total sales for the fiscal year ended March 31, 2020 can be mainly attributed to increased advertising to stimulate sales and acquire new customers. The Company currently anticipates advertising as a percentage of sales to be approximately 9% for fiscal 2021. However, the advertising percentage may fluctuate quarter to quarter due to seasonality and advertising availability.

Depreciation

Depreciation expense for the fiscal year ended March 31, 2020 increased slightly to approximately $2.3 million from approximately $2.2 million for the fiscal year ended March 31, 2019. This increase to depreciation expense for the fiscal year ended March 31, 2020 can be attributed to an increase in new property and equipment additions in fiscal 2020.

Other income

Other income remained relatively flat at $2.9 million for both the fiscal years ended March 31, 2020 and 2019. Other income includes interest income, advertising income, and rental income. Interest income may decrease in the future as the Company utilizes its cash balances on its share repurchase plan, with approximately $28.7 million remaining at March 31, 2020, on any quarterly dividend payment, on its operating activities, or with further decreases in interest rates.

Provision for income taxes

For the fiscal years ended March 31, 2020 and 2019, the Company recorded an income tax provision for approximately $8.0 million and $11.4 million, respectively. The decrease to the income tax provision for fiscal 2020 is related to a decrease in operating income, and reduction to the Florida state corporate income tax rate. The effective tax rate for the fiscal years ended March 31, 2020 and 2019 were 23.7% and 23.2%, respectively. The increase to the effective rate for the fiscal year ended March 31, 2020 can be attributed to a $322,000 income tax charge related to restricted stock compensation, which was recognized in September 2019. The Company estimates its effective tax rate will be approximately 23.5% for fiscal 2021.

Net income

Net income decreased by approximately $11.9 million, or 31.5%, to approximately $25.9 million for the fiscal year ended March 31, 2020 from approximately $37.7 million for the fiscal year ended March 31, 2019. The decrease to net income was primarily related to a decrease in gross profit due to price reductions given to customers to stimulate sales, and an increase to product costs.

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

Liquidity and Capital Resources

The Company’s working capital at March 31, 2020 and 2019 was approximately $104.7 million and approximately $107.8 million, respectively. The $3.1 million decrease in working capital was primarily attributable to the share buyback and dividends paid in the period, offset by cash flow generated from operations. Net cash provided by operating activities was $38.8 million and $45.1 million for the fiscal years ended March 31, 2020 and 2019, respectively. This change can be mainly attributed to a decrease in the Company’s net income for the fiscal year ended March 31, 2020, offset by a decrease to inventory and an increase to accounts payable compared to the prior year. Net cash used in investing activities was $2.3 million and $620,000 for the fiscal years ended March 31, 2020 and 2019, respectively. This change in investing activities is related to increased property and equipment additions acquired in fiscal 2020. The majority of the increase in investing activities relates primarily to the Company’s new e-commerce platform. Net cash used in financing activities was $33.3 million and $21.9 million for the fiscal years ended March 31, 2020 and 2019, respectively. The increase to financing activities relates to the Company purchasing approximately 613,000 shares of its common stock for approximately $11.5 million during the June quarter. At March 31, 2020, the Company had approximately $28.7 million remaining under the Company’s share repurchase plan. Subsequent to March 31, 2020, the Company’s Board of Directors declared an increased quarterly dividend from $0.27 to $0.28 per share on May 4, 2020. The Board established a May 15, 2020 record date and a May 22, 2020 payment date. Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan, on quarterly dividends, or on its operating activities.

At March 31, 2020 the Company had no material outstanding lease commitments. We are not currently bound by any long or short term agreements for the purchase or lease of capital expenditures. Any material amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any future increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Presently, we have approximately $4.5 million forecasted for capital expenditures in fiscal 2021, which will be funded through cash from operations. The Company’s primary source of working capital is cash from operations. The Company presently has no need for alternative sources of working capital, and has no commitments or plans to obtain additional capital.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at March 31, 2020.

Contractual Obligations and Commitments (In thousands)

The table and information below presents the Company’s significant obligations and commitments at March 31, 2020:

	Total	Less than 1 year	1-2 years	3-5 Years	More than 5 years

Executive employment contract	$210	$210	$-	$-	$-
Total obligations	$210	$210	$-	$-	$-

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and cash equivalents. At March 31, 2020, we had $103.8 million in cash and cash equivalents, primarily money market accounts. A majority of our cash and cash equivalents generates interest income based on prevailing interest rates.

A significant change in interest rates could impact the amount of interest income generated from our excess cash and cash equivalents. It would also impact the market value of our cash and cash equivalents. Our cash and cash equivalents are subject to market risk, primarily interest rate and credit risk. Our investments are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our investments to high-quality debt instruments with both short and long term maturities. We do not hold any derivative financial instruments that could expose us to significant market risk. At March 31, 2020, we had no debt obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PETMED EXPRESS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of PetMed Express, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PetMed Express, Inc. and its subsidiaries (the Company) as of March 31, 2020 and 2019, the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated May 26, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

West Palm Beach, Florida

May 26, 2020

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for per share amounts)

	March 31,	March 31,
	2020	2019
ASSETS

Current assets:
Cash and cash equivalents	$103,762	$100,529
Accounts receivable, less allowance for doubtful accounts of $59 and $39, respectively	3,843	2,542
Inventories - finished goods	17,884	21,370
Prepaid expenses and other current assets	3,529	1,408
Prepaid income taxes	-	582

Total current assets	129,018	126,431

Noncurrent assets:
Property and equipment, net	25,445	27,136
Intangible assets	860	860

Total noncurrent assets	26,305	27,996

Total assets	$155,323	$154,427

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$19,658	$16,275
Accrued expenses and other current liabilities	4,214	2,351
Income taxes payable	471	-

Total current liabilities	24,343	18,626

Deferred tax liabilities	970	1,121

Total liabilities	25,313	19,747

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 5,000 shares authorized; 3 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized; 20,166 and 20,674 shares issued and outstanding, respectively	20	21
Additional paid-in capital	3,804	12,478
Retained earnings	126,177	122,172

Total shareholders' equity	130,010	134,680

Total liabilities and shareholders' equity	$155,323	$154,427

See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for per share amounts)

	Year Ended March 31,
	2020	2019	2018

Sales	$284,125	$283,419	$273,800
Cost of sales	202,879	188,105	175,993

Gross profit	81,246	95,314	97,807

Operating expenses:
General and administrative	25,264	24,767	24,290
Advertising	22,748	22,148	19,255
Depreciation	2,257	2,225	2,126
Total operating expenses	50,269	49,140	45,671

Income from operations	30,977	46,174	52,136

Other income (expense):
Interest income, net	1,747	1,864	658
Other, net	1,169	1,083	995
Total other income	2,916	2,947	1,653

Income before provision for income taxes	33,893	49,121	53,789

Provision for income taxes	8,042	11,381	16,506

Net income	$25,851	$37,740	$37,283

Net income per common share:
Basic	$1.29	$1.84	$1.83
Diluted	$1.29	$1.84	$1.82

Weighted average number of common shares outstanding:
Basic	20,041	20,461	20,346
Diluted	20,055	20,491	20,433

Cash dividends declared per common share	$1.08	$1.06	$0.85

See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended March 31, 2018, March 31, 2019, and March 31, 2020
(In thousands)

	Convertible		Common		Additional
	Preferred Stock		Stock		Paid-In	Retained
	Shares	Amounts	Shares	Amounts	Capital	Earnings	Total

Balance, March 31, 2017	3	$9	20,526	$21	$6,806	$86,530	$93,366

Issuance of restricted stock, net	-	-	75	-	-	-	-

Share based compensation	-	-	-	-	2,575	-	2,575

Dividends declared	-	-	-	-	-	(17,493)	(17,493)

Net income	-	-	-	-	-	37,283	37,283

Balance, March 31, 2018	3	9	20,601	21	9,381	106,320	115,731

Issuance of restricted stock, net	-	-	73	-	-	-	-

Share based compensation	-	-	-	-	3,097	-	3,097

Dividends declared	-	-	-	-	-	(21,888)	(21,888)

Net income	-	-	-	-	-	37,740	37,740

Balance, March 31, 2019	3	9	20,674	21	12,478	122,172	134,680

Issuance of restricted stock, net	-	-	105	-	-	-	-

Share based compensation	-	-	-	-	2,822	-	2,822

Repurchased and retired shares	-	-	(613)	(1)	(11,496)	-	(11,497)

Dividends declared	-	-	-	-	-	(21,846)	(21,846)

Net income	-	-	-	-	-	25,851	25,851

Balance, March 31, 2020	3	$9	20,166	$20	$3,804	$126,177	$130,010

See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	March 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$25,851	$37,740	$37,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,257	2,225	2,126
Share based compensation	2,822	3,097	2,575
Deferred income taxes	(151)	125	(92)
Bad debt expense	191	85	112
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Accounts receivable	(1,492)	(335)	(596)
Inventories - finished goods	3,486	1,967	(3,109)
Prepaid income taxes	582	206	(788)
Prepaid expenses and other current assets	(376)	(526)	137
Accounts payable	3,383	1,001	53
Accrued expenses and other current liabilities	1,820	(447)	337
Income taxes payable	471	-	(659)
Net cash provided by operating activities	38,844	45,138	37,379

Cash flows from investing activities:
Purchases of property and equipment	(2,311)	(620)	(703)
Net cash used in investing activities	(2,311)	(620)	(703)

Cash flows from financing activities:
Dividends paid	(21,803)	(21,925)	(17,470)
Repurchase and retirement of common stock	(11,497)	-	-
Net cash used in financing activities	(33,300)	(21,925)	(17,470)

Net increase in cash and cash equivalents	3,233	22,593	19,206

Cash and cash equivalents, at beginning of year	100,529	77,936	58,730

Cash and cash equivalents, at end of year	$103,762	$100,529	$77,936

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$7,140	$11,051	$18,046

Property and equipment in current assets	$1,745	$-	$-

Dividends payable in accrued expenses	$246	$203	$240

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

Organization

PetMed Express, Inc. and subsidiaries, d/b/a 1-800-PetMeds (the “Company”), is a leading nationwide pet pharmacy. The Company markets prescription and non-prescription pet medications, health products, and supplies for dogs, cats, and horses, direct to the consumer. The Company markets its products through national advertising campaigns, which aim to increase the recognition of the “1-800-PetMeds” brand name and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases. The majority of all of the Company's sales are to residents in the United States. The Company’s corporate headquarters and distribution facility are located in Delray Beach, Florida. The Company's fiscal year end is March 31, and references herein to fiscal 2020, 2019, or 2018 refer to the Company's fiscal years ended March 31, 2020, 2019, and 2018, respectively.

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

The Company disaggregates revenue in the following two categories: (1) reorder revenue vs new order revenue, and (2) internet revenue vs contact center revenue. The following table illustrates revenue by various classifications:

Year Ended March 31,
Sales (In thousands)	2020	%	2019	%	$ Variance	% Variance

Reorder Sales	$248,560	87.5%	$241,780	85.3%	$6,780	2.8%
New Order Sales	$35,565	12.5%	$41,639	14.7%	$(6,074)	-14.6%

Total Net Sales	$284,125	100.0%	$283,419	100.0%	$706	0.2%

Internet Sales	$238,054	83.8%	$240,034	84.7%	$(1,980)	-0.8%
Contact Center Sales	$46,071	16.2%	$43,385	15.3%	$2,686	6.2%

Total Net Sales	$284,125	100.0%	$283,419	100.0%	$706	0.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies (Continued)

Year Ended March 31,
Sales (In thousands)	2019	%	2018	%	$ Variance	% Variance

Reorder Sales	$241,780	85.3%	$227,513	83.1%	$14,267	6.3%
New Order Sales	$41,639	14.7%	$46,287	16.9%	$(4,648)	-10.0%

Total Net Sales	$283,419	100.0%	$273,800	100.0%	$9,619	3.5%

Internet Sales	$240,034	84.7%	$230,319	84.1%	$9,715	4.2%
Contact Center Sales	$43,385	15.3%	$43,481	15.9%	$(96)	-0.2%

Total Net Sales	$283,419	100.0%	$273,800	100.0%	$9,619	3.5%

The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize accounts receivable balances relative to sales. The Company had no material contract asset or liability balances as of March 31, 2020 and 2019.

The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical bad debts and current economic trends. The allowance for doubtful accounts was approximately $59,000 at March 31, 2020 compared to $39,000 at March 31, 2019.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2020 and 2019 consisted of the Company’s cash accounts and money market accounts with a maturity of three months or less. The carrying amount of cash equivalents approximates fair value. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

Inventories

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or net realizable value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. The inventory reserve was approximately $45,000 and $54,000 at March 31, 2020 and 2019, respectively.

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

Comprehensive Income

The Company applies ASC Topic 220 (“Reporting Comprehensive Income”) which requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. For the fiscal years ended March 31, 2020, 2019 and 2018 the Company had no unrealized gains or losses.

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

Business Concentrations

The Company purchases its products from a variety of sources, including certain manufacturers, domestic distributors, and wholesalers. We have multiple suppliers for each of our products to obtain the lowest cost. There were three suppliers from whom we purchased approximately 60% of all products in fiscal 2020. There were four suppliers from whom we purchased approximately 50% of all products in fiscal 2019.

Accounting for Share Based Compensation

The Company records compensation expense associated with restricted stock in accordance with ASC Topic 718 (“Share Based Payment”). The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of general and administrative expenses.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance on leases which supersedes the current lease guidance. The core principle requires lessees to recognize the assets and liabilities that arise from nearly all leases in the statement of financial position. Accounting applied by lessors will remain largely consistent with previous guidance. Additional changes are set to align lessor accounting with the revised lessee model and the FASB’s revenue recognition guidance. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this standard on April 1, 2019, using this effective date as the date of initial application. Consequently, on adoption, the Company recognized an additional current operating liability, with a corresponding right of use asset of approximately the same amount based on the present value of the remaining rental payments under current leasing standards for existing operating leases. As of March 31, 2020, the current operating liability and corresponding right of use asset was approximately $110,000. The lease liability and right of use asset is reflected in the consolidated balance sheet as part of accrued expenses and other current liabilities and as part of prepaid expenses and other current assets. The amended guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which modifies the measurement of expected credit losses on certain financial instruments. The Company is currently evaluating the impact of ASU 2016-13. The Company will adopt ASU 2016-13 on April 1, 2020. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplification and reduce the cost of accounting for income taxes (“ASU 2019-12”). The Company is currently evaluating the impact of ASU 2019-12. The Company will adopt ASU 2019-12 on April 1, 2021.

The Company does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Property and Equipment

Major classifications of property and equipment consist of the following (in thousands):

	March 31,
	2020	2019

Building	$14,997	$14,997
Land	3,700	3,700
Building Improvements	2,823	2,817
Computer Software	6,043	5,891
Furniture, fixtures and equipment	8,536	8,128
	36,099	35,533
Less: accumulated depreciation	(10,654)	(8,397)
Property and equipment, net	$25,445	$27,136

(3)	Valuation and Qualifying Accounts

Activity in the Company's valuation and qualifying accounts consists of the following (in thousands):

	Year Ended March 31,
	2020	2019	2018

Allowance for doubtful accounts:
Balance at beginning of period	$39	$35	$27
Provision for doubtful accounts	191	85	112
Write-off of uncollectible accounts receivable	(171)	(81)	(104)

Balance at end of year	$59	$39	$35

(4)	Accrued Expenses and Other Current Liabilities

Major classifications of accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,
	2020	2019

Accrued sales tax	$627	$323
Accrued credit card fees	494	404
Accrued salaries and benefits	1,242	685
Accrued merchandise credits / reward program	674	70
Accrued professional expenses	267	281
Accrued sales return allowance	244	184
Accrued dividends payable	246	203
Accrued real estate taxes	112	87
Other accrued liabilities	308	114

Accrued expenses and other current liabilities	$4,214	$2,351

(5)	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)	Income Taxes (Continued)

	March 31,
	2020	2019
Deferred tax assets:
Accrued expenses	$287	$298
Deferred stock compensation	469	412
Bad debt and inventory reserves	24	22

Total deferred tax assets	780	732

Deferred tax liabilities:
Property and equipment	(1,750)	(1,853)

Total net deferred tax liabilities	$(970)	$(1,121)

At March 31, 2020, the Company had no federal net operating loss carryforwards.

The components of the income tax provision consist of the following (in thousands):

	Year Ended March 31,
	2020	2019	2018

Current taxes
Federal	$7,352	$9,718	$15,012
State	841	1,538	1,586
Total current taxes	8,193	11,256	16,598

Deferred taxes
Federal	(135)	108	(83)
State	(16)	17	(9)
Total deferred taxes	(151)	125	(92)

Total provision for income taxes	$8,042	$11,381	$16,506

The reconciliation of income tax provision computed at the U.S. federal statutory tax rates to income tax expense is as follows (in thousands):

	Year Ended March 31,
	2020	2019	2018

Income taxes at U.S. statutory rates	$7,118	$10,315	$16,943
State income taxes, net of federal tax benefit	649	1,233	1,078
Restricted stock windfall adjustment	322	(176)	(1,086)
Reduction of deferred tax liability due to rate reduction	-	-	(430)
Other	(47)	9	1
Total provision for income taxes	$8,042	$11,381	$16,506

The 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law on December 22, 2017.  The 2017 Tax Act made a significant number of changes to the existing U.S. Internal Revenue Code, including a permanent reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. In accordance with SEC Staff Bulletin No. 118, fiscal year end companies were required to determine the appropriate blended rate to apply based on their respective fiscal year end dates. Therefore, instead of applying a 35.0% federal tax rate for the fiscal year ended March 31, 2018, the Company applied a blended federal rate of 31.5%. This blended rate was applied to fiscal 2018, resulting in a tax benefit of approximately $1.9 million. As a result, the Company recorded a provisional income tax benefit of approximately $430,000 related to the re-measurement of deferred tax assets and liabilities resulting from the reduction of the federal corporate tax rate for the year ended March 31, 2018, which was reconciled during the year ended March 31, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)	Income Taxes (Continued)

In fiscal 2020 the Company recognized a stock compensation shortfall charge of approximately $322,000, and recognized a one-time benefit of approximately $93,000, related to a return to provision true up of the fiscal 2019 income tax provision. In fiscal 2019 the Company recognized a stock compensation windfall benefit of approximately $176,000, and recognized a one-time charge of approximately $8,000 related to a return to provision true up of the fiscal 2018 income tax provision. In fiscal 2018 the Company also recognized a stock compensation windfall benefit of approximately $1.1 million, and recognized a one-time net benefit of approximately $150,000 related to a return to provision true up of the fiscal 2017 income tax provision.

(6)	Shareholders’ Equity

Preferred Stock

In April 1998, the Company issued 250,000 shares of its $.001 par value preferred stock at a price of $4.00 per share, less issuance costs of $112,187. Each share of the preferred stock is convertible into approximately 4.05 shares of common stock at the election of the shareholder. The shares have a liquidation value of $4.00 per share and may pay dividends at the sole discretion of the Company. The Company does not anticipate paying dividends to the preferred shareholders in the foreseeable future. Each share of preferred stock is entitled to one vote on all matters submitted to a vote of shareholders of the Company. At March 31, 2020 and 2019, 2,500 shares of the convertible preferred stock remained unconverted and outstanding.

Share Repurchase Plan

On November 8, 2006, the Company's Board of Directors approved a share repurchase plan of up to $20.0 million. On October 31, 2008, November 1, 2010, and August 1, 2011, the Company’s Board of Directors approved an increase under the repurchase plan each for an additional $20.0 million. On January 25, 2019 the Company’s Board of Directors authorized an additional $30.0 million under the repurchase plan. The repurchase plan is intended to be implemented through purchases made from time to time in either the open market or through private transactions at the Company's discretion, subject to market conditions and other factors, in accordance with Securities and Exchange Commission requirements. There can be no assurances as to the precise number of shares that will be repurchased under the share repurchase plan, and the Company may discontinue the share repurchase plan at any time subject to compliance with applicable regulatory requirements. Shares purchased pursuant to the share repurchase plan will either be retired or held in the Company's treasury. During fiscal 2020 the Company purchased and retired approximately 613,000 shares of its common stock for approximately $11.5 million. During fiscal 2019 the Company had no share repurchases. At March 31, 2020 the Company had approximately $28.7 million remaining under the Company’s share repurchase plan.

Dividends

On May 8, 2017 the Company’s Board of Directors increased the quarterly dividend to $0.20 per share, then on January 22, 2018 the Company’s Board of Directors increased the quarterly dividend to $0.25 per share, and then on July 23, 2018 the Company’s Board of Directors increased the quarterly dividend to $0.27 per share, on its common stock. The Company intends to continue to pay regular quarterly dividends; however the declaration and payment of future dividends is discretionary and will be subject to a determination by the Board of Directors each quarter following its review of the Company’s financial performance. During fiscal 2020, our Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount (In thousands)	Payment Date

May 6, 2019	$0.27	May 17, 2019	$5,518	May 24, 2019
July 22, 2019	$0.27	August 2, 2019	$5,447	August 9, 2019
October 21, 2019	$0.27	November 4, 2019	$5,447	November 15, 2019
January 21, 2020	$0.27	February 3, 2020	$5,445	February 14, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)	Net Income Per Share

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

	Year Ended March 31,
	2020	2019	2018

Net income (numerator):
Net income	$25,851	$37,740	$37,283
Shares (denominator)
Weighted average number of common shares outstanding used in basic computation	20,041	20,461	20,346
Common shares issuable upon the vesting of restricted stock	4	20	77
Common shares issuable upon conversion of preferred shares	10	10	10
Shares used in diluted computation	20,055	20,491	20,433
Net income per common share:
Basic	$1.29	$1.84	$1.83
Diluted	$1.29	$1.84	$1.82

At March 31, 2020, 2019, and 2018, 72,120, 126,751 and 77,350 shares of common restricted stock, respectively, were excluded from the computations of diluted net income per common share, as their inclusion would have had an anti-dilutive effect on diluted net income per common share.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)	Restricted Stock (Continued)

At March 31, 2020, the Company had 972,175 restricted common shares issued under the 2006 Employee Plan, 153,608 restricted common shares issued under the 2016 Employee Plan, 272,000 restricted common shares issued under the 2006 Director Plan, and 135,000 restricted common shares issued under the 2015 Director Plan. The majority of shares were issued subject to a restriction or forfeiture period which lapses ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period. For the fiscal years ended March 31, 2020, 2019, and 2018, the Company recognized compensation expense related to the Employee and Director Plans of $2.8 million, $3.1 million, and $2.6 million, respectively. A summary of the Company’s non-vested restricted stock at March 31, 2020 is as follows (in thousands):

	Employee Plan Number of Shares	Director Plan Number of Shares	Both Plans Number of Shares
Non-vested restricted stock outstanding at March 31, 2019	82	68	150
Restricted stock granted	77	38	115
Restricted stock vested	(41)	(32)	(73)
Restricted stock forfeited or expired	(9)	-	(9)
Non-vested restricted stock outstanding at March 31, 2020	109	74	183

At March 31, 2020 and 2019, there were 182,695 and 150,017, non-vested restricted stock shares outstanding, respectively. During the fiscal years ended March 31, 2020 and 2019, the Company issued, net of forfeitures, 105,925 and 72,899 restricted shares, respectively. At March 31, 2020 and 2019, there were $2.6 million and $3.9 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the remaining weighted average vesting period of 1.8 years and 1.7 years for fiscal 2020 and 2019, respectively.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company’s cash equivalents are classified within Level 1. At March 31, 2020 and 2019 the Company had invested the majority of its cash and cash equivalents balance in money market funds (level 1).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)	Commitments and Contingencies

Legal Matters and Routine Proceedings

In January 2019, a putative class action complaint was filed in the United States District Court for the Southern District of New York alleging that company’s website, www.1800petmeds.com, did not comply with the ADA, NYSHRL, and NYCHRL, and discriminated against visually impaired individuals. The Company denied any wrongdoing, and on July 24, 2019, the Company and the Plaintiff reached a confidential settlement. The Plaintiff and the Company entered into a consent decree and the matter was dismissed on March 23, 2020, when an order was issued by the court approving the parties joint proposed consent decree.

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

Operating Leases

Upon acquisition of the Delray Beach property in January 2016, 48% of the property, approximately 88,000 square feet of the property was leased to two tenants. At March 31, 2020, the leases with these two tenants had a remaining weighted average lease term of 4.8 years. The Company recorded approximately $645,000 and $622,000 in rental revenue in fiscal 2020 and 2019, respectively, which was included in other income. The Company expects to receive the following future lease payments over the next five years: $670,000 in fiscal 2021; $689,000 in fiscal 2022; $710,000 in fiscal 2023; $731,000 in fiscal 2024, and $566,000 in fiscal 2025.

Employment Agreements

On January 29, 2016, the Company entered into Amendment No. 5 to the Executive Employment Agreement with Menderes Akdag, the Company’s President and Chief Executive Officer, as well as a Director, effective March 16, 2016. The term of the Agreement was for three years, with an increase in salary to $600,000 per year throughout the term of the Agreement, and a grant of 120,000 shares of restricted stock in accordance with the Company’s 2006 Employee Equity Compensation Restricted Stock Plan, with the restrictions lapsing ratably over a three-year period. On March 15, 2019, the day before Mr. Akdag’s Agreement was set to expire, the Company entered into Amendment No. 5a extending the term to May 13, 2019 at his then-current salary. Following the Compensation Committee of the Board of Directors having worked with a nationally recognized compensation consulting firm to ensure executive pay to the Chief Executive Officer of the Company was consistent with a selected peer group and contained appropriate performance bench marks, on May 13, 2019, the Company entered into Amendment No. 6 to the Agreement. That Agreement amended certain provisions of the Executive Employment Agreement as follows: the term of the Executive Employment Agreement was extended until the earlier of (i) the date of the Company’s 2020 Annual Stockholders Meeting, or (ii) August 1, 2020; and Mr. Akdag’s salary remained at $600,000 per year throughout the term of the Agreement subject to a percentage increase adjustment, if any, commencing on the pay period ending on May 17, 2019, based on pre-determined individual and corporate performance goals and objectives for fiscal 2019 approved by the Board. According to the Agreement, on July 26, 2019 Mr. Akdag was also to be granted 40,000 restricted shares of the Company’s common stock to vest on July 26, 2020, with the Company paying Mr. Akdag an additional amount (“Gross-Up Payment”) to cover Mr. Akdag’s withholding taxes which are required to be paid as a result of the issuance of the restricted shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)	Commitments and Contingencies (Continued)

On July 12, 2019, the Company entered into Amendment No. 7 providing that in the event that a Change in Control (as was thereinafter defined) of the Company was to occur at any time, Mr. Akdag would have the right to terminate his employment for “Good Reason,” (as was thereinafter defined) upon thirty (30) days written notice given at any time within one (1) year after the occurrence of such event, and upon such termination Mr. Akdag would be entitled to a one-time payment of two times his salary as of the date of such termination.

(11)	Employee Benefit Plan

The Company maintains a 401(k) Savings Plan for eligible employees.  The plan is a defined contribution plan that is administered by the Company. All regular, full-time employees are eligible for voluntary participation upon completing one year of service and having attained the age of 21.  The plan provides for growth in savings through contributions and income from investments.  It is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Plan participants are allowed to contribute a specified percentage of their base salary. In 2006, the Company approved a matching contribution which is funded subsequent to the calendar year. During the fiscal years ended March 31, 2020, 2019, and 2018, the Company charged $211,000, $192,000, and $166,000, respectively, of 401(k) matching contribution and administration expense to general and administrative expenses.

(12)	COVID-19

On March 11, 2020, the World Health Organization declared that the novel coronavirus (COVID-19) had become a pandemic, and on March 13, 2020, the U.S. President declared a National Emergency concerning the disease. Additionally, in March 2020, state governments in the Company’s geographic operating area began instituting preventative shut down measures in order to combat the novel coronavirus pandemic. The coronavirus and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economies and financial markets of the geographical area in which the Company operates. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted to amongst other provisions, provide emergency assistance for individuals, families and businesses affected by the novel coronavirus pandemic. The Company’s business being deemed essential resulted in incremental financial performance that may not be indicative of future financial results and there remains uncertainty and increased risks concerning its employees, customers, supply chain and government regulation. Going forward sales may be adversely affected due to COVID-19, increased competition, and consumers giving more consideration to price.

(13)	Subsequent Events

On May 4, 2020, the Company’s Board of Directors declared an increased quarterly dividend from $0.27 to $0.28 per share on its common stock. The $5.6 million dividend was paid on May 22, 2020, to shareholders of record at the close of business on May 15, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14)	Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data for fiscal 2020 and 2019 is as follows (in thousands, except for per share amounts):

Quarter Ended:	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020

Sales	$79,988	$69,936	$59,915	$74,286
Gross Profit	$21,861	$20,002	$17,697	$21,686
Income from operations	$6,161	$8,371	$7,932	$8,513
Net income	$5,343	$6,665	$6,840	$7,003
Diluted net income per common share	$0.26	$0.33	$0.34	$0.35

Quarter Ended:	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019

Sales	$87,390	$71,396	$60,068	$64,565
Gross Profit	$29,954	$25,255	$19,381	$20,724
Income from operations	$15,757	$13,203	$9,413	$7,802
Net income	$12,582	$10,752	$7,787	$6,620
Diluted net income per common share	$0.62	$0.52	$0.38	$0.32

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

The Audit Committee (“Committee”) of our Company’s Board of Directors, comprised solely of Directors who are independent in accordance with the requirements of The NASDAQ Stock Market LLC listing standards, the Exchange Act and the Company’s Corporate Governance Guidelines, meets with the independent auditors and management periodically to discuss internal control over financial reporting, and auditing and financial reporting matters. The Committee reviews with the independent auditors the scope and results of the audit effort. The Committee also meets periodically with the independent auditors without management present to ensure that the independent auditors have free access to the Committee. Our Audit Committee’s Report can be found in the Company’s 2020 Proxy Statement.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework - 2013. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of March 31, 2020.

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

May 26, 2020

/s/ Bruce S. Rosenbloom

Bruce S. Rosenbloom

Chief Financial Officer

May 26, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of PetMed Express, Inc. and subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited PetMed Express, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated May 26, 2020 expressed an unqualified opinion.

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
May 26, 2020

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2020, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date, that our disclosure controls and procedures were effective such that the information relating to PetMed Express, Inc., including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2020 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective, as of March 31, 2020, as stated in our report which is included herein. Our internal control over financial reporting as of March 31, 2020 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report which is contained in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fourth quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2020, relating to our 2020 Annual Meeting of Stockholders to be held on July 31, 2020, and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2020, relating to our 2020 Annual Meeting of Stockholders to be held on July 31, 2020, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item (other than information required by Item 201(d) of Regulation S-K with respect to equity compensation plans, which is set forth under Item 5. in this Annual Report on Form 10-K) will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2020, relating to our 2020 Annual Meeting of Stockholders to be held on July 31, 2020, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2020, relating to our 2020 Annual Meeting of Stockholders to be held on July 31, 2020, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2020, relating to our 2020 Annual Meeting of Stockholders to be held on July 31, 2020, and is incorporated herein by reference.

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

3.4	Second Amended and Restated By-Laws of PetMed Express, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed March 26, 2020).

(4) Instruments Defining the Rights of Security Holders

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 10-SB, File No. 000-28827, filed January 10, 2000).
4.2	Description of Securities*

(10) Material Contracts

10.1+	Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 10 of the Registrant’s Form 8-K filed March 30, 2001).
10.2+	Employment Letter with Bruce Rosenbloom dated May 30, 2001 (incorporated by reference to Exhibit 10.9 of the Registrant’s Form 8-K filed April 7, 2009).
10.3+

2015 Outside Director Equity Compensation Restricted Stock Plan (incorporated by reference to Exhibit B of our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders filed June 8, 2015).

10.3.1

Form of Restricted Stock Agreement used for grants of restricted stock under the 2015 Outside Director Equity Compensation Restricted Stock Plan (incorporated by reference to Exhibit 10.10.1 of the Registrant’s Form 10-K for the year ended March 31, 2017 filed May 23, 2017).

10.4+	Agreement of Purchase and Sale [420 South Congress Avenue] (incorporated by reference to Exhibit 10.11 of the Registrant’s Form 10-Q for the quarter ended December 31, 2015, filed February 2, 2016).
10.5+	Amendment Number 5 to Executive Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed February 2, 2016).
10.6+

2016 Employee Equity Compensation Restricted Stock Plan, including form of Restricted Stock Agreement used for grants of restricted stock (incorporated by reference to Exhibit A of our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders filed June 13, 2016).

10.7+

Amendment No. 1 to Offer Letter with Bruce Rosenbloom, Chief Financial Officer (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2017, filed October 31, 2017).

10.8+	Amendment Number 5a to Executive Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed March 18, 2019).
10.9+	Amendment Number 6 to Executive Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed May 13, 2019).
10.10+	Amendment Number 7 to Executive Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed July 12, 2019).

(21) Subsidiaries of Registrant

21.1	Subsidiaries of Registrant*

(23) Consents of Experts and Counsel

23.1	Consent of RSM US LLP*

(31) Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*

(32) Certifications

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350.**

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

Dated: May 26, 2020

PETMED EXPRESS, INC.
(the “registrant”)

By: /s/ Menderes Akdag
Menderes Akdag Chief Executive Officer and President (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on May 26, 2020.

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