Form 10-Q
period 2020-06-30
PETMED EXPRESS INC
filed 2020-08-03
CIK 1040130

UNITED STATES

securities and exchange commission

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,272,072 Common Shares, $.001 par value per share at August 3, 2020.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share amounts)

	June 30,	March 31,
	2020	2020
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$86,821	$103,762
Accounts receivable, less allowance for doubtful accounts of $41 and $59, respectively	2,710	3,843
Inventories - finished goods	43,071	17,884
Prepaid expenses and other current assets	3,277	3,529
Total current assets	135,879	129,018

Noncurrent assets:
Property and equipment, net	26,016	25,445
Intangible assets	860	860
Total noncurrent assets	26,876	26,305

Total assets	$162,755	$155,323

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$20,975	$19,658
Accrued expenses and other current liabilities	5,169	4,214
Income taxes payable	3,025	471
Total current liabilities	29,169	24,343

Deferred tax liabilities	715	970

Total liabilities	29,884	25,313

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 5,000 shares authorized; 3 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized; 20,166 and 20,166 shares issued and outstanding, respectively	20	20
Additional paid-in capital	4,544	3,804
Retained earnings	128,298	126,177

Total shareholders' equity	132,871	130,010

Total liabilities and shareholders' equity	$162,755	$155,323

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts) (Unaudited)

	Three Months Ended
	June 30,
	2020	2019

Sales	$96,204	$79,988
Cost of sales	69,419	58,127

Gross profit	26,785	21,861

Operating expenses:
General and administrative	7,754	6,508
Advertising	9,033	8,624
Depreciation	562	568
Total operating expenses	17,349	15,700

Income from operations	9,436	6,161

Other income:
Interest income, net	90	567
Other, net	255	257
Total other income	345	824

Income before provision for income taxes	9,781	6,985

Provision for income taxes	2,013	1,642

Net income	$7,768	$5,343

Net income per common share:
Basic	$0.39	$0.26
Diluted	$0.39	$0.26

Weighted average number of common shares outstanding:
Basic	19,984	20,235
Diluted	20,042	20,245

Cash dividends declared per common share	$0.28	$0.27

 See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

condensed consolidated statementS of cash flows

(In thousands) (Unaudited)

	Three Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income	$7,768	$5,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	562	568
Share based compensation	740	635
Deferred income taxes	(255)	(182)
Bad debt expense	33	25
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Accounts receivable	1,100	372
Inventories - finished goods	(25,187)	(8,798)
Prepaid income taxes	-	582
Prepaid expenses and other current assets	(737)	(98)
Accounts payable	1,317	(586)
Accrued expenses and other current liabilities	903	934
Income taxes payable	2,554	1,241
Net cash (used in) provided by operating activities	(11,202)	36

Cash flows from investing activities:
Purchases of property and equipment	(145)	(192)
Net cash used in investing activities	(145)	(192)

Cash flows from financing activities:
Repurchase and retirement of common stock	-	(11,496)
Dividends paid	(5,594)	(5,479)
Net cash used in financing activities	(5,594)	(16,975)

Net decrease in cash and cash equivalents	(16,941)	(17,131)
Cash and cash equivalents, at beginning of period	103,762	100,529

Cash and cash equivalents, at end of period	$86,821	$83,398

Supplemental disclosure of cash flow information:

Dividends payable in accrued expenses	$297	$243

 See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Summary of Significant Accounting Policies

Organization

PetMed Express, Inc. and subsidiaries, d/b/a 1-800-PetMeds (the “Company”), is a leading nationwide pet pharmacy. The Company markets prescription and non-prescription pet medications, health products, and supplies for dogs, cats, and horses, direct to the consumer. The Company offers consumers an attractive alternative for obtaining pet medications in terms of convenience, price, and speed of delivery. The Company markets its products through national advertising campaigns, which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.petmeds.com, acquire new customers, and maximize repeat purchases. Substantially all of the Company’s sales are to residents in the United States. The Company’s corporate headquarters and distribution facility is located in Delray Beach, Florida. The Company’s fiscal year end is March 31, and references herein to fiscal 2021 or fiscal 2020 refer to the Company's fiscal years ending March 31, 2021 and 2020, respectively.

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at June 30, 2020, the Statements of Income for the three months ended June 30, 2020 and 2019, and Cash Flows for the three months ended June 30, 2020 and 2019. The results of operations for the three months ended June 30, 2020 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2021. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2020. The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated upon consolidation.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). To amend the current accounting guidance which requires the measurement of all expected loses to be based on historical experience, current conditions, and reasonable supportable forecasts. This update for credit losses became effective at the beginning of the Company’s fiscal year 2021. The adoption of ASU 2016-13 did not have a material impact on the Company’s condensed consolidated financial statements and disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplification and reduce the cost of accounting for income taxes (“ASU 2019-12”). The Company is currently evaluating the impact of ASU 2019-12. The Company will adopt ASU 2019-12 on April 1, 2021.

The Company does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Note 2: Revenue Recognition

The Company generates revenue by selling pet medication products and pet supplies. Certain pet supplies offered on the Company’s website are drop shipped to customers. The Company considers itself the principal in the arrangement because the Company controls the specified good before it is transferred to the customer. Revenue contracts contain one performance obligation, which is delivery of the product; customer care and support is deemed not to be a material right to the contract. The transaction price is adjusted at the date of sale for any applicable sales discounts and an estimate of product returns, which are estimated based on historical patterns, however it is not considered a key judgment. There are no amounts excluded from the variable consideration. Revenue is recognized when control transfers to the customer at the point in time in which the shipment of the product occurs. This key judgment is determined as the shipping point which represents the point in time in which the Company has a present right to payment, title has transferred to the customer, and the customer has assumed the risks and rewards of ownership. Outbound shipping and handling fees are an accounting policy election, and are included in sales as the Company considers itself the principal in the arrangement given its responsibility for supplier selection and discretion over pricing. Shipping costs associated with outbound freight after control over a product has transferred to a customer are an accounting policy election and are accounted for as fulfillment costs and are included in cost of sales.

The Company disaggregates revenue in the following two categories: (1) reorder revenue vs new order revenue, and (2) internet revenue vs. contact center revenue. The following table illustrates revenue by various classifications:

Three Months Ended June 30,
Revenue (In thousands)	2020	%	2019	%	$ Variance	% Variance

Reorder Sales	$80,425	83.6%	$67,742	84.7%	$12,683	18.7%
New Order Sales	15,779	16.4%	12,246	15.3%	3,533	28.9%

Total Net Sales	$96,204	100.0%	$79,988	100.0%	$16,216	20.3%

Internet Sales	$81,511	84.7%	$67,023	83.8%	$14,488	21.6%
Contact Center Sales	14,693	15.3%	12,965	16.2%	1,728	13.3%

Total Net Sales	$96,204	100.0%	$79,988	100.0%	$16,216	20.3%

The majority of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize the accounts receivable balances relative to sales. The Company had no material contract asset or liability balances as of June 30, 2020 or March 31, 2020.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands, except for per share amounts):

	Three Months Ended June 30,
	2020	2019
Net income (numerator):
Net income	$7,768	$5,343

Shares (denominator):

Weighted average number of common shares outstanding used in basic computation	19,984	20,235
Common shares issuable upon vesting of restricted stock	48	-
Common shares issuable upon conversion of preferred shares	10	10
Shares used in diluted computation	20,042	20,245

Net income per common share:

Basic	$0.39	$0.26
Diluted	$0.39	$0.26

For the three months ended June 30, 2020 and 2019, 72,120 and 136,601 shares of common restricted stock, respectively, were excluded from the computations of diluted net income per common share, as their inclusion would have had an anti-dilutive effect on diluted net income per common share.

Note 4: Accounting for Stock-Based Compensation

The Company records compensation expense associated with restricted stock in accordance with ASC Topic 718 (“Share Based Payment”) (ASU 2016-09). The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of general and administrative expenses. The Company had 972,175 restricted common shares issued under the 2006 Employee Equity Compensation Restricted Stock Plan (“2006 Employee Plan”), 153,608 restricted common shares issued under the 2016 Employee Equity Compensation Restricted Stock Plan (“2016 Employee Plan” and collectively referred to with the 2006 Employee Plan as the “Employee Plans”), 272,000 restricted common shares issued under the 2006 Outside Director Equity Compensation Restricted Stock Plan (“2006 Director Plan”), and 135,000 restricted common shares issued under the 2015 Outside Director Equity Compensation Restricted Stock Plan (“2015 Director Plan”, and collectively referred to with the 2006 Director Plan as the “Director Plans”) at June 30, 2020, all shares of which were issued subject to a restriction or forfeiture period that lapses ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the one to three-year restriction period.

The Company did not issue any shares of restricted stock during the quarter. For the quarters ended June 30, 2020 and 2019, the Company recognized $740,000 and $635,000, respectively, of compensation expense related to the Employee and Director Plans. At June 30, 2020 and 2019, there was $1.9 million and $3.2 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the next one to three years. At June 30, 2020 and 2019, there were 183,000 and 150,000 non-vested restricted shares, respectively.

Note 5: Fair Value

The Company carries cash and cash equivalents at fair value in the Condensed Consolidated Balance Sheets. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. ASC Topic 820 (“Fair Value Measurements”) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 - Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. At June 30, 2020, the Company had invested the majority of its $86.8 million cash and cash equivalents balance in money market funds which are classified within level 1.

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

Note 7: Changes in Shareholders’ Equity:

Changes in shareholders’ equity for the three months ended June 30, 2020 is summarized below (in thousands):

	Additional
	Paid-In	Retained
	Capital	Earnings

Beginning balance at March 31, 2020:	$3,804	$126,177
Share based compensation	740	-
Dividends declared	-	(5,647)
Net income	-	7,768

Ending balance at June 30, 2020:	$4,544	$128,298

Changes in shareholders’ equity for the three months ended June 30, 2019 is summarized below (in thousands):

	Additional
	Paid-In	Retained
	Capital	Earnings

Beginning balance at March 31, 2019:	$12,478	$122,172
Share based compensation	635	-
Dividends declared	-	(5,518)
Repurchase and retirement of common stock	(11,496)	-
Net income	-	5,343

Ending balance at June 30, 2019:	$1,617	$121,997

During the quarter ended June 30, 2019, the Company purchased and retired approximately 613,000 shares of its common stock for approximately $11.5 million. There were no shares of common stock that were purchased or retired in the quarter ended June 30, 2020. At June 30, 2020, the Company had approximately $28.7 million remaining under the Company’s share repurchase plan.

Note 8: Income Taxes

For the quarters ended June 30, 2020 and 2019, the Company recorded an income tax provision of approximately $2.0 million and $1.6 million, respectively. The increase to the income tax provision for the quarter ended June 30, 2020 is related to an increase in operating income during the quarter. The effective tax rate for the quarter ended June 30, 2020 was approximately 20.6%, compared to approximately 23.5% for the quarter ended June 30, 2019. The decrease in the effective rate for the quarter ended June 30, 2020 is due to the Company receiving a one-time state income tax refund of $285,000 during the quarter.

Note 9: Subsequent Events

On July 20, 2020, the Board of Directors declared a quarterly dividend of $0.28 per share.  The Board established a July 31, 2020 record date and an August 7, 2020 payment date.  Based on the outstanding share balance as of July 31, 2020 the Company estimates the dividend payable to be approximately $5.6 million.

Effective July 31, 2020, and in accordance with Amendment No. 8 to the Executive Employment Agreement (“Amendment No. 8”) with Menderes Akdag (“Mr. Akdag”), CEO and President of PetMed Express, Inc., which was entered into on July 31, 2020 and expires July 31, 2021, Mr. Akdag’s salary was increased from $607,880 to $626,860, and he was granted 37,800 restricted shares of the Company’s common stock to vest on July 31, 2021.  Mr. Akdag’s compensation was based on the results of his fiscal 2020 performance goals, which included: (1) net revenue, (2) operating profit, (3) employee engagement survey, and (4) net promoter score which measures customer satisfaction with the Company.  Subject to the Company and Mr. Akdag entering into an extension of the Executive Employment Agreement for an additional one year period following the expiration of Amendment No. 8, Mr. Akdag’s 2021 compensation will be based on the achievement of the following fiscal 2021 goals, on a percentage basis: (1) net revenue (35%), (2) net income (35%), (3) new order sales (20%), and (4) employee engagement survey (10%).

On July 31, 2020, the Board of Directors approved the issuance of 37,800 restricted shares to the Company’s CEO, under the terms of the CEO’s amended Executive Employment Agreement, and 30,390 restricted shares to certain employees of the Company, pursuant to the 2016 Employee Plan. The Board also approved the issuance of 37,500 restricted shares to the independent directors, pursuant to the 2015 Director Plan.

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

The Company markets its products through national advertising campaigns which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.petmeds.com, acquire new customers, and maximize repeat purchases. Approximately 85% of all sales were generated via the Internet for the quarter ended June 30, 2020, compared to 84% for the quarter ended June 30, 2019. The Company’s sales consist of products sold mainly to retail consumers. The three-month average purchase was approximately $89 and $86 per order for the quarters ended June 30, 2020 and 2019, respectively.

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

The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the un-collectability of accounts receivable by analyzing historical bad debts and current economic trends. The allowance for doubtful accounts was approximately $41,000 at June 30, 2020, compared to $59,000 at March 31, 2020.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or net realizable value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. The inventory reserve was approximately $108,000 at June 30, 2020 compared to $45,000 at March 31, 2020.

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

Results of Operations

The following should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended
	June 30,
	2020	2019

Sales	100.0%	100.0%
Cost of sales	72.2	72.7

Gross profit	27.8	27.3

Operating expenses:
General and administrative	8.1	8.1
Advertising	9.4	10.8
Depreciation	0.5	0.7
Total operating expenses	18.0	19.6

Income from operations	9.8	7.7

Total other income	0.4	1.0

Income before provision for income taxes	10.2	8.7

Provision for income taxes	2.1	2.0

Net income	8.1%	6.7%

Three Months Ended June 30, 2020 Compared With Three Months Ended June 30, 2019

COVID-19

As an essential business, 1-800-PetMeds has been open during our normal business hours without any material disruptions to our operations. Due to COVID-19, consumer demand has increased for the e-commerce channel with pet owners shifting their purchases to online. We are dedicated to making every effort to ensure the health and safety of our employees. We have implemented working from home where possible and enhanced disinfection and social distancing within our work place. We are also dedicated to making every effort to ensure our customers’ pets receive the medications they need. See risk factor “The recent outbreak of the COVID-19 global pandemic and related government, private sector and individual consumer responsive actions may adversely affect our business operations, employee availability, financial performance, liquidity and cash flow for an unknown period of time” in Part I, Item 1A of our Form 10-K.

Sales

Sales increased by approximately $16.2 million, or 20%, to approximately $96.2 million for the quarter ended June 30, 2020, from approximately $80.0 million for the quarter ended June 30, 2019. The increase in sales for the three months ended June 30, 2020 was primarily due to increased new order and reorder sales. The Company acquired approximately 186,000 new customers for the quarter ended June 30, 2020 compared to approximately 140,000 new customers for the quarter ended June 30, 2019. The following table illustrates sales by various sales classifications:

Three Months Ended June 30,
Sales (In thousands)	2020	%	2019	%	$ Variance	% Variance

Reorder Sales	$80,425	83.6%	$67,742	84.7%	$12,683	18.7%
New Order Sales	15,779	16.4%	12,246	15.3%	3,533	28.9%

Total Net Sales	$96,204	100.0%	$79,988	100.0%	$16,216	20.3%

Internet Sales	$81,511	84.7%	$67,023	83.8%	$14,488	21.6%
Contact Center Sales	14,693	15.3%	12,965	16.2%	1,728	13.3%

Total Net Sales	$96,204	100.0%	$79,988	100.0%	$16,216	20.3%

Going forward sales may be adversely affected due to increased competition and consumers giving more consideration to price. No guarantees can be made that sales will grow in the future. The majority of our product sales are affected by the seasons, due to the seasonality of mainly flea and tick and heartworm medications. For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2020, the Company’s sales were approximately 28%, 25%, 21%, and 26%, respectively.

Cost of sales

Cost of sales increased by approximately $11.3 million, or 19%, to approximately $69.4 million for the quarter ended June 30, 2020, from approximately $58.1 million for the quarter ended June 30, 2019. The cost of sales increase can be directly related to the increase in sales during the quarter ended June 30, 2020.As a percentage of sales, cost of sales was 72.2% and 72.7% for the quarters ended June 30, 2020 and 2019, respectively.

Gross profit

Gross profit increased by approximately $4.9 million, or 23%, to approximately $26.8 million for the quarter ended June 30, 2020, from approximately $21.9 million for the quarter ended June 30, 2019. Gross profit as a percentage of sales was 27.8% and 27.3% for the quarters ended June 30, 2020 and 2019, respectively. The increase in gross profit is directly related to the increase in sales during the quarter ended June 30, 2020.

General and administrative expenses

General and administrative expenses increased by approximately $1.2 million, or 19%, to approximately $7.8 million for the quarter ended June 30, 2020, from approximately $6.5 million for the quarter ended June 30, 2019. The increase in general and administrative expenses for the three months ended June 30, 2020 was primarily due to the following: a $816,000 increase in payroll expenses of which $430,000 was due to an increase in stock-related compensation expenses; a $319,000 increase in bank service fees; and a $100,000 increase in telephone expenses. Approximately $240,000 of the increase to general and administrative expenses were related to COVID-19, which included payroll and telephone expenses, due to increased hours to meet the increased demand and employees working from home.

Advertising expenses

Advertising expenses increased by approximately $409,000, or 4.7%, to approximately $9.0 million for the quarter ended June 30, 2020, from approximately $8.6 million for the quarter ended June 30, 2019. The increase in advertising expenses for the quarter was consistent with the Company’s 2021 marketing plan. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $48 for the quarter ended June 30, 2020 compared to $62 for the quarter ended June 30, 2019. Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, advertising spending, and price competition. Historically, the advertising environment fluctuates due to supply and demand. A more favorable advertising environment may positively impact future new order sales, whereas a less favorable advertising environment may negatively impact future new order sales.

As a percentage of sales, advertising expense was 9.4% and 10.8% for the quarters ended June 30, 2020 and 2019, respectively. The decrease in advertising expense as a percentage of total sales for the quarter ended June 30, 2020 can be mainly attributed to increased efficiency of the advertising to stimulate sales and promote brand awareness. The Company currently anticipates advertising as a percentage of sales to be approximately 9.0% for fiscal 2021. However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.

Depreciation

Depreciation expense was $562,000 and $568,000 for the quarters ended June 30, 2020 and 2019, respectively. This slight decrease to depreciation expense for the quarter ended June 30, 2020 can be attributed to fewer new property and equipment additions during the quarter, compared to previous quarters.

Other income

Other income decreased by approximately $479,000, to approximately $345,000 for the quarter ended June 30, 2020 compared to approximately $824,000 for the quarter ended June 30, 2019. The decrease to other income for the quarter ended June 30, 2020 is primarily related to decreased interest income due to decreased interest rates. Interest income may decrease in the future as the Company utilizes its cash balances on its share repurchase plan, with approximately $28.7 million remaining as of June 30, 2020, on any quarterly dividend payment, or on its operating activities.

Provision for income taxes

For the quarters ended June 30, 2020 and 2019, the Company recorded an income tax provision of approximately $2.0 million and $1.6 million, respectively. The increase in the income tax provision for the quarter ended June 30, 2020 is related to an increase in operating income during the quarter. The effective tax rate for the quarters ended June 30, 2020 and 2019 were approximately 20.6% and 23.5%, respectively. The decrease in the effective tax rate for the quarter ended June 30, 2020 is related to the company receiving a one-time state income tax refund of $285,000 during the quarter. The Company estimates its effective rate will be approximately 23.5% for fiscal 2021.

Liquidity and Capital Resources

The Company’s working capital at June 30, 2020 and March 31, 2020 was $106.7 million and $104.7 million, respectively. The $2.0 million increase in working capital was primarily attributable to income generated by operations, offset by dividends paid in the period. Net cash used in operating activities was $11.2 million for the three months ended June 30, 2020, compared to cash provided by operations of $36,000 for the three months ended June 30, 2019. This change is mainly attributed to an increase in inventory, offset by an increase to net income, and increases in account payables and income taxes payable for the quarter ended June 30, 2020. We have not seen any material disruptions in our supply chain, but as a precaution we temporarily increased our inventory by $25.2 million during the quarter ended June 30, 2020. Net cash used in investing activities was $145,000 for the three months ended June 30, 2020, compared to $192,000 used in investing activities for the three months ended June 30, 2019. This change in investing activities is related to decreased property and equipment additions acquired in the quarter. Net cash used in financing activities was $5.6 million for the quarter ended June 30, 2020 compared to $17.0 million for the quarter ended June 30, 2019. The decrease to financing activities relates to the Company purchasing approximately 613,000 shares of its common stock for approximately $11.5 million during the quarter ended June 30, 2019 and no such purchases in the quarter ended June 30, 2020.

At June 30, 2020, the Company had approximately $28.7 million remaining under the Company’s share repurchase plan. On July 20, 2020 our Board of Directors declared a $0.28 per share dividend. The Board established a July 31, 2020 record date and an August 7, 2020 payment date. Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan, on quarterly dividends, or on its operating activities.

At June 30, 2020, the Company had no material outstanding lease commitments. We are not currently bound by any long- or short-term agreements for the purchase or lease of capital expenditures. Any material amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Presently, we have approximately $1.5 million forecasted for capital expenditures for the remainder of fiscal 2021, the majority of which will be invested in our e-commerce platform to better service our customers, which will be funded through cash from operations. The Company’s primary source of working capital is cash from operations. The Company presently has no need for alternative sources of working capital, and has no commitments or plans to obtain additional capital.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at June 30, 2020.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and cash equivalents. At June 30, 2020, we had $86.8 million in cash and cash equivalents, and the majority of our cash and cash equivalents generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and cash equivalents. It would also impact the market value of our cash and cash equivalents. Our cash and cash equivalents are subject to market risk, primarily interest rate and credit risk. Our cash and cash equivalents are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our cash and cash equivalents to high-quality cash and cash equivalents with both short- and long-term maturities. We do not hold any derivative financial instruments that could expose us to significant market risk. At June 30, 2020, we had no debt obligations.

ITEM 4.       CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended June 30, 2020, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective such that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act: (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

part ii - other information

ITEM 1.       LEGAL PROCEEDINGS.

None.

ITEM 1A.   RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our Annual Report on Form 10-K for fiscal 2020 for additional information concerning these and other uncertainties that could negatively impact the Company.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not make any sales of unregistered securities during the first quarter of fiscal 2021.

Issuer Purchases of Equity Securities

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.       MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.       OTHER INFORMATION.

None.

ITEM 6.       EXHIBITS

The following exhibits are filed as part of this report.

31.1

Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2020, Commission File No. 000-28827).

31.2

Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2020, Commission File No. 000-28827).

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2020, Commission File No. 000-28827).

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     XBRL information is furnished and not filed or a part of a registration statement or prospectus for    purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.
(The “Registrant”)

Date: August 3, 2020

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

JUNE 30, 2020

_______________________

EXHIBITS

_______________________