Form 10-Q
period 2020-09-30
PETMED EXPRESS INC
filed 2020-11-03
CIK 1040130

UNITED STATES

securities and exchange commission

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,272,072 Common Shares, $.001 par value per share at November 3, 2020.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share amounts)

	September 30,	March 31,
	2020	2020
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$106,344	$103,762
Accounts receivable, less allowance for doubtful accounts of $34 and $59, respectively	2,212	3,843
Inventories - finished goods, net	21,451	17,884
Prepaid expenses and other current assets	2,613	3,529
Total current assets	132,620	129,018

Noncurrent assets:
Property and equipment, net	25,469	25,445
Intangible assets	860	860
Total noncurrent assets	26,329	26,305

Total assets	$158,949	$155,323

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$16,058	$19,658
Accrued expenses and other current liabilities	4,486	4,214
Income taxes payable	618	471
Total current liabilities	21,162	24,343

Deferred tax liabilities	1,378	970

Total liabilities	22,540	25,313

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 5,000 shares authorized; 3 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized; 20,272 and 20,166 shares issued and outstanding, respectively	20	20
Additional paid-in capital	5,317	3,804
Retained earnings	131,063	126,177

Total shareholders' equity	136,409	130,010

Total liabilities and shareholders' equity	$158,949	$155,323

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

condensed consolidated statementS of INCOME

(In thousands, except for per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Sales	$75,436	$69,936	$171,640	$149,924
Cost of sales	52,418	49,934	121,837	108,061

Gross profit	23,018	20,002	49,803	41,863

Operating expenses:
General and administrative	6,809	6,303	14,563	12,811
Advertising	5,131	4,756	14,164	13,380
Depreciation	607	572	1,169	1,140
Total operating expenses	12,547	11,631	29,896	27,331

Income from operations	10,471	8,371	19,907	14,532

Other income:
Interest income, net	66	459	156	1,026
Other, net	338	304	593	561
Total other income	404	763	749	1,587

Income before provision for income taxes	10,875	9,134	20,656	16,119

Provision for income taxes	2,463	2,469	4,476	4,111

Net income	$8,412	$6,665	$16,180	$12,008

Net income per common share:
Basic	$0.42	$0.33	$0.81	$0.60
Diluted	$0.42	$0.33	$0.81	$0.60

Weighted average number of common shares outstanding:
Basic	20,063	19,963	20,024	20,098
Diluted	20,154	19,973	20,098	20,109

Cash dividends declared per common share	$0.28	$0.27	$0.56	$0.54

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

condensed consolidated statementS of cash flows

(In thousands) (Unaudited)

	Six Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income	$16,180	$12,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,169	1,140
Share based compensation	1,513	1,365
Deferred income taxes	408	274
Bad debt expense	61	64
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Accounts receivable	1,570	1,012
Inventories - finished goods	(3,567)	2,309
Prepaid income taxes	-	582
Prepaid expenses and other current assets	916	(1,433)
Accounts payable	(3,600)	(1,120)
Accrued expenses and other current liabilities	391	568
Income taxes payable	147	525
Net cash provided by operating activities	15,188	17,294

Cash flows from investing activities:
Purchases of property and equipment	(1,193)	(416)
Net cash used in investing activities	(1,193)	(416)

Cash flows from financing activities:
Repurchase and retirement of common stock	-	(11,496)
Dividends paid	(11,413)	(11,014)
Net cash used in financing activities	(11,413)	(22,510)

Net increase (decrease) in cash and cash equivalents	2,582	(5,632)
Cash and cash equivalents, at beginning of period	103,762	100,529

Cash and cash equivalents, at end of period	$106,344	$94,897

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$4,206	$2,730

Dividends payable in accrued expenses	$126	$155

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:	Summary of Significant Accounting Policies

Organization

PetMed Express, Inc. and subsidiaries, d/b/a 1-800-PetMeds (the “Company”), is a leading nationwide pet pharmacy. The Company markets prescription and non-prescription pet medications, health products, and supplies for dogs, cats, and horses, direct to the consumer. The Company offers consumers an attractive alternative for obtaining pet medications in terms of convenience, price, speed of delivery, and valued customer service. The Company markets its products through national advertising campaigns, which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases. Virtually all of the Company’s sales are to residents in the United States. The Company’s corporate headquarters and distribution facility is located in Delray Beach, Florida. The Company’s fiscal year end is March 31, and references herein to fiscal 2021 or fiscal 2020 refer to the Company's fiscal years ending March 31, 2021 and 2020, respectively.

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at September 30, 2020, the Statements of Income for the three and six months ended September 30, 2020 and 2019, and Cash Flows for the six months ended September 30, 2020 and 2019. The results of operations for the three and six months ended September 30, 2020 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2021. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2020. The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated upon consolidation.

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplification and reduce the cost of accounting for income taxes (“ASU 2019-12”). The Company is currently evaluating the impact of ASU 2019-12, and the Company will adopt ASU 2019-12 on April 1, 2021.

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

The Company disaggregates revenue in the following two categories: (1) Reorder revenue vs new order revenue, and (2) Internet revenue vs. contact center revenue. The following table illustrates revenue by various classifications:

Three Months Ended September 30,
Sales (In thousands)	2020	%	2019	%	$ Variance	% Variance

Reorder Sales	$67,761	89.8%	$61,851	88.4%	$5,910	9.6%
New Order Sales	7,675	10.2%	8,085	11.6%	(410)	-5.1%

Total Net Sales	$75,436	100.0%	$69,936	100.0%	$5,500	7.9%

Internet Sales	$62,697	83.1%	$58,453	83.6%	$4,244	7.3%
Contact Center Sales	12,739	16.9%	11,483	16.4%	1,256	10.9%

Total Net Sales	$75,436	100.0%	$69,936	100.0%	$5,500	7.9%

Six Months Ended September 30,
Sales (In thousands)	2020	%	2019	%	$ Variance	% Variance

Reorder Sales	$148,186	86.3%	$129,593	86.4%	$18,593	14.3%
New Order Sales	23,454	13.7%	20,331	13.6%	3,123	15.4%

Total Net Sales	$171,640	100.0%	$149,924	100.0%	$21,716	14.5%

Internet Sales	$144,208	84.0%	$125,476	83.7%	$18,732	14.9%
Contact Center Sales	27,432	16.0%	24,448	16.3%	2,984	12.2%

Total Net Sales	$171,640	100.0%	$149,924	100.0%	$21,716	14.5%

Virtually all of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize the accounts receivable balances relative to sales. The Company had no material contract asset or contract liability balances as of September 30, 2020 or March 31, 2020.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands, except for per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net income (numerator):
Net income	$8,412	$6,665	$16,180	$12,008
Shares (denominator):
Weighted average number of common shares outstanding used in basic computation	20,063	19,963	20,024	20,098
Common shares issuable upon vesting of restricted stock	81	-	64	1
Common shares issuable upon conversion of preferred shares	10	10	10	10
Shares used in diluted computation	20,154	19,973	20,098	20,109
Net income per common share:
Basic	$0.42	$0.33	$0.81	$0.60
Diluted	$0.42	$0.33	$0.81	$0.60

For the three and six months ended September 30, 2020, 25,136 shares of common restricted stock were excluded from the computations of diluted net income per common share, as their inclusion would have had an anti-dilutive effect on diluted net income per common share. For the three and six months ended September 30, 2019, 76,620 shares of common restricted stock were excluded from the computations of diluted net income per common share, as their inclusion would have had an anti-dilutive effect on diluted net income per common share.

Note 4:	Stock-Based Compensation

The Company records compensation expense associated with restricted stock in accordance with ASC Topic 718 (“Share Based Payment”) (ASU 2016-09). The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of general and administrative expenses. The Company had 972,175 restricted common shares issued under the 2006 Employee Equity Compensation Restricted Stock Plan (“2006 Employee Plan”), 221,798 restricted common shares issued under the 2016 Employee Equity Compensation Restricted Stock Plan (“2016 Employee Plan” and collectively referred to with the 2006 Employee Plan as the “Employee Plans”), 272,000 restricted common shares issued under the 2006 Outside Director Equity Compensation Restricted Stock Plan (“2006 Director Plan”), and 172,500 restricted common shares issued under the 2015 Outside Director Equity Compensation Restricted Stock Plan (“2015 Director Plan”, and collectively referred to with the 2006 Director Plan as the “Director Plans”) at September 30, 2020, all shares of which were issued subject to a restriction or forfeiture period that lapses ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period.

In July 2020, the Board of Directors approved the issuance of 68,190 restricted shares to certain employees of the Company, which included the Company’s CEO restricted stock grant of 37,800 shares in accordance with his Amended Employee Agreement, under the 2016 Employee Plan, with a fair value of $31.20 per share. In July 2020, the Board of Directors approved the issuance of 37,500 restricted shares to directors of the Company under the 2015 Director Plan, with a fair value of $31.20 per share. For the quarters ended September 30, 2020 and 2019, the Company recognized $772,000 and $730,000, respectively, of compensation expense related to the Employee and Director Plans. For the six months ended September 30, 2020 and 2019, the Company recognized $1.5 million and $1.4 million, respectively, of compensation expense related to the Employee and Director Plans. At September 30, 2020 and 2019, there was $4.4 million and $4.3 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the next three years. At September 30, 2020 and 2019 there were approximately 177,876 and 191,000 non-vested restricted shares, respectively.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. At September 30, 2020, the Company had invested virtually all of its $106.3 million cash and cash equivalents balance in money market funds which are classified within level 1.

Note 6:	Changes in Shareholders’ Equity

Changes in shareholders’ equity for the six months ended September 30, 2020 and 2019 are summarized below (in thousands):

	Additional
	Paid-In	Retained
	Capital	Earnings

Beginning balance at March 31, 2020:	$3,804	$126,177
Share based compensation	740	-
Dividends declared	-	(5,647)
Net income	-	7,768
Ending balance at June 30, 2020:	$4,544	$128,298
Share based compensation	773	-
Dividends declared	-	(5,647)
Net income	-	8,412
Ending balance at September 30, 2020:	$5,317	$131,063

	Additional
	Paid-In	Retained
	Capital	Earnings

Beginning balance at March 31, 2019:	$12,478	$122,172
Share based compensation	635	-
Dividends declared	-	(5,518)
Repurchase and retirement of common stock	(11,496)	-
Net income	-	5,343
Ending balance at June 30, 2019:	$1,617	$121,997
Share based compensation	730	-
Dividends declared	-	(5,447)
Net income	-	6,665
Ending balance at September 30, 2019:	$2,347	$123,215

During the six months ended September 30, 2019, the Company purchased and retired approximately 613,000 shares of its common stock for approximately $11.5 million. There were no shares of common stock that were purchased or retired in the six months ended September 30, 2020. At September 30, 2020, the Company had approximately $28.7 million remaining under the Company’s share repurchase plan.

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

For both the quarters ended September 30, 2020 and 2019, the Company recorded an income tax provision of approximately $2.5 million, and for the six months ended September 30, 2020 and 2019, the Company recorded an income tax provision of approximately $4.5 million and $4.1 million, respectively.  The increase in the income tax provision for the six months ended September 30, 2020 is related to an increase in operating income during the period.  The effective tax rate for the quarter ended September 30, 2020 was approximately 22.6%, compared to 27.0% for the quarter ended September 30, 2019, and the effective tax rate for the six months ended September 30, 2020 was approximately 21.7% compared to 25.5% for the six months ended September 30, 2019.  The decrease to the effective rate for the three and six months ended September 30, 2020 can be attributed to the Company receiving a one-time state income tax refund of $285,000 in the June 2020 quarter and a $106,000 income tax benefit related to restricted stock compensation in the September 2020 quarter, compared to a $322,000 income tax charge related to restricted stock compensation, which was recognized in the quarter ended September 30, 2019.

Note 9:	Subsequent Events

On October 26, 2020 our Board of Directors declared a quarterly dividend of $0.28 per share. The Board established a November 9, 2020 record date and a November 20, 2020 payment date. Based on the outstanding share balance as of October 31, 2020 the Company estimates the dividend payable to be approximately $5.7 million.

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

The Company markets its products through national advertising campaigns which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases. Approximately 83% and 84% of all sales were generated via the Internet for the quarters ended September 30, 2020 and 2019, respectively. The Company’s sales consist of products sold mainly to retail consumers. The three-month average purchase was approximately $87 and $85 per order for the quarters ended September 30, 2020 and 2019, respectively, and the six-month average purchase was approximately $88 and $86 per order for the six months ended September 30, 2020 and 2019, respectively.

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

Outbound shipping and handling fees are an accounting policy election, and are included in sales as the Company considers itself the principal in the arrangement given responsibility for supplier selection and discretion over pricing. Shipping costs associated with outbound freight after control over a product has transferred to a customer are an accounting policy election and are accounted for as fulfillment costs and are included in cost of sales. Virtually all of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize accounts receivable balances relative to sales.

The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the un-collectability of accounts receivable by analyzing historical bad debts and current economic trends. The allowance for doubtful accounts was approximately $34,000 at September 30, 2020 compared to $59,000 at March 31, 2020.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. The inventory reserve was approximately $54,000 at September 30, 2020 compared to $45,000 at March 31, 2020.

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

Results of Operations

The following should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.5	71.4	71.0	72.1

Gross profit	30.5	28.6	29.0	27.9

Operating expenses:
General and administrative	9.0	9.0	8.4	8.5
Advertising	6.8	6.8	8.3	8.9
Depreciation	0.8	0.8	0.7	0.8
Total operating expenses	16.6	16.6	17.4	18.2

Income from operations	13.9	12.0	11.6	9.7

Total other income	0.5	1.1	0.4	1.1

Income before provision for income taxes	14.4	13.1	12.0	10.8

Provision for income taxes	3.2	3.5	2.6	2.7

Net income	11.2%	9.6%	9.4%	8.1%

Three Months Ended September 30, 2020 Compared With Three Months Ended September 30, 2019, and Six Months Ended September 30, 2020 Compared With Six Months Ended September 30, 2019

COVID-19

      We are dedicated to making every effort to ensure our customers’ pets receive the medications they need. We are also dedicated to making every effort to ensure the health and safety of our employees.  We have continued with working from home where possible and enhanced disinfection and social distancing within our work place. The Company has been open during our normal business hours without any material disruptions to our operations.  During the quarter ended September 30, 2020 consumer demand normalized due to the combination of vet clinics and brick and mortar pet retailers opening up, and consumers having stocked up in the June quarter. We have not seen any major disruptions in our supply chain, however we have experienced some delays in the delivery of some slow to medium moving inventory items.  See risk factor “The recent outbreak of the COVID-19 global pandemic and related government, private sector and individual consumer responsive actions may adversely affect our business operations, employee availability, financial performance, liquidity and cash flow for an unknown period of time” in Part I, Item 1A of our Form 10-K.

Sales

Sales increased by approximately $5.5 million, or 7.9%, to approximately $75.4 million for the quarter ended September 30, 2020, from approximately $69.9 million for the quarter ended September 30, 2019. For the six months ended September 30, 2020, sales increased by approximately $21.7 million, or 14.5%, to approximately $171.6 million compared to $149.9 million for the six months ended September 30, 2019. The increase in sales for the quarter ended September 30, 2020 was primarily due to increased reorder sales offset by decreased new order sales, and the increase in sales for the six months ended September 30, 2020 was primarily due to increased new order and reorder sales. The Company acquired approximately 96,000 new customers for the quarter ended September 30, 2020, compared to approximately 98,000 new customers for the same period the prior year. For the six months ended September 30, 2020 the Company acquired approximately 282,000 new customers, compared to 238,000 new customers for the six months ended September 30, 2019. The following chart illustrates sales by various sales classifications:

Three Months Ended September 30,
Sales (In thousands)	2020	%	2019	%	$ Variance	% Variance

Reorder Sales	$67,761	89.8%	$61,851	88.4%	$5,910	9.6%
New Order Sales	7,675	10.2%	8,085	11.6%	(410)	-5.1%

Total Net Sales	$75,436	100.0%	$69,936	100.0%	$5,500	7.9%

Internet Sales	$62,697	83.1%	$58,453	83.6%	$4,244	7.3%
Contact Center Sales	12,739	16.9%	11,483	16.4%	1,256	10.9%

Total Net Sales	$75,436	100.0%	$69,936	100.0%	$5,500	7.9%

Six Months Ended September 30,
Sales (In thousands)	2020	%	2019	%	$ Variance	% Variance

Reorder Sales	$148,186	86.3%	$129,593	86.4%	$18,593	14.3%
New Order Sales	23,454	13.7%	20,331	13.6%	3,123	15.4%

Total Net Sales	$171,640	100.0%	$149,924	100.0%	$21,716	14.5%

Internet Sales	$144,208	84.0%	$125,476	83.7%	$18,732	14.9%
Contact Center Sales	27,432	16.0%	24,448	16.3%	2,984	12.2%

Total Net Sales	$171,640	100.0%	$149,924	100.0%	$21,716	14.5%

Going forward sales may be adversely affected due to increased competition and consumers giving more consideration to price. No guarantees can be made that sales will grow in the future. The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm, and flea and tick medications. For the quarters ended June 30, September 30, December 31, and March 31 of Fiscal 2020, the Company’s sales were approximately 28%, 25%, 21%, and 26% of the total fiscal year sales, respectively.

Cost of sales

Cost of sales increased by approximately $2.5 million, or 5.0%, to approximately $52.4 million for the quarter ended September 30, 2020, from approximately $49.9 million for the quarter ended September 30, 2019.  For the six months ended September 30, 2020, cost of sales increased by approximately $13.7 million, or 12.7%, to approximately $121.8 million compared to $108.1 million for the same period in the prior year.  The cost of sales increases can be directly related to the increase to sales during the three and six months ended September 30, 2020.  As a percentage of sales, cost of sales was 69.5% and 71.4% for the quarters ended September 30, 2020 and 2019, respectively, and for the six months ended September 30, 2020 and 2019 cost of sales was 71.0% and 72.1%, respectively.  The cost of sales percentage decreases can be attributed to the benefit of having direct relationships with all major manufacturers, and these manufacturers having minimum advertised price policies. Also, sequentially our product mix shifted to higher margin prescription medications during the quarter ended September 30, 2020, compared to the quarter ended June 30, 2020.

Gross profit

Gross profit increased by approximately $3.0 million, or 15.1%, to approximately $23.0 million for the quarter ended September 30, 2020, from approximately $20.0 million for the quarter ended September 30, 2019.  For the six months ended September 30, 2020 gross profit increased by approximately $7.9 million, or 19.0%, to approximately $49.8 million, compared to $41.9 million for the same period in the prior year.  The increase in gross profit is directly related to an increase in sales during the quarter and six months ended September 30, 2020.  Gross profit as a percentage of sales was 30.5% and 28.6% for the three months ended September 30, 2020 and 2019, respectively, and for the six months ended September 30, 2020 and 2019, gross profit as a percentage of sales was 29.0% and 27.9%, respectively.  The gross profit percentage increases can be attributed to the benefit of having direct relationships with all major manufacturers, and these manufacturers having minimum advertised price policies.  Also, sequentially our product mix shifted to higher margin prescription medications during the quarter ended September 30, 2020, compared to the quarter ended June 30, 2020.

General and administrative expenses

General and administrative expenses increased by approximately $506,000, or 8.0%, to approximately $6.8 million for the quarter ended September 30, 2020, from approximately $6.3 million for the quarter ended September 30, 2019. The increase in general and administrative expenses for the quarter ended September 30, 2020 was primarily due to the following: a $297,000 increase in payroll expense, a $179,000 increase in computer related property expenses, a $108,000 increase in bank service fees, and a $22,000 net increase of other expenses which includes telephone and insurance expenses, offset by a $100,000 decrease in professional fees. For the six months ended September 30, 2020, general and administrative expenses increased by approximately $1.8 million, or 13.7%, to approximately $14.6 million, compared to $12.8 million for the same period the prior year. The increase in general and administrative expenses for the six months ended September 30, 2020 was primarily due to the following: a $1.1 million increase in payroll expense, a $426,000 increase in bank service fees, a $213,000 increase in computer related property expenses, and a $134,000 net increase of other expenses which includes telephone and insurance expenses, offset by a $134,000 decrease in professional fees.

Advertising expenses

Advertising expenses increased by approximately $375,000, or 7.9%, to approximately $5.1 million for the quarter ended September 30, 2020, from approximately $4.8 million for the quarter ended September 30, 2019. For the six months ended September 30, 2020, advertising expenses increased by approximately $784,000, or 5.9%, to approximately $14.2 million compared to advertising expenses of approximately $13.4 million for the six months ended September 30, 2019. The increase in advertising expenses for the three and six months ended September 30, 2020 was consistent with the Company’s 2021 marketing plan.

The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $54 for the quarter ended September 30, 2020 compared to $49 for the quarter ended September 30, 2019, and $50 for the six months ended September 30, 2020 compared to $56 for the six months ended September 30, 2019. The increase for the quarter ended September 30, 2020, was due to increased advertising costs. Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, advertising spending, and price competition. Historically, the advertising environment fluctuates due to supply and demand. A more favorable advertising environment may positively impact future new order sales, whereas a less favorable advertising environment may negatively impact future new order sales.

As a percentage of sales, advertising expense was 6.8% for both the quarters ended September 30, 2020 and 2019, and for the six months ended September 30, 2020 and 2019 advertising expense was 8.3% and 8.9%, respectively. The decrease in advertising expense as a percentage of total sales for the six months ended September 30, 2020 can be mainly attributed to an increase in advertising efficiency during the same period. The Company currently anticipates advertising as a percentage of sales to be approximately 8.0% for fiscal 2021. However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.

Depreciation

Depreciation expense increased by approximately $35,000 to approximately $607,000 for the quarter ended September 30, 2020, from approximately $572,000 for the quarter ended September 30, 2019. For the six months ended September 30, 2020 and 2019 depreciation expense was approximately $1.2 and $1.1 million, respectively. The increase to depreciation expense for the quarter and six months ended September 30, 2020 can be attributed to new property and equipment additions during the same periods.

Other income

Other income decreased by approximately $359,000 to approximately $404,000 for the quarter ended September 30, 2020 from approximately $763,000 for the quarter ended September 30, 2019. For the six months ended September 30, 2020 other income decreased by approximately $838,000 to approximately $749,000 compared to approximately $1.6 million for the same period in the prior year. The decrease to other income for the quarter and six months ended September 30, 2020 is primarily related to decreased interest income due to decreased interest rates. Interest income may decrease in the future as the Company utilizes its cash balances on its share repurchase plan, with approximately $28.7 million remaining as of September 30, 2020, on any quarterly dividend payment or on its operating activities.

Provision for income taxes

For both the quarters ended September 30, 2020 and 2019, the Company recorded an income tax provision of approximately $2.5 million, and for the six months ended September 30, 2020 and 2019, the Company recorded an income tax provision of approximately $4.5 million and $4.1 million, respectively. The increase in the income tax provision for six months ended September 30, 2020 is related to an increase in operating income during the period. The effective tax rate for the quarter ended September 30, 2020 was approximately 22.6%, compared to 27.0% for the quarter ended September 30, 2019, and the effective tax rate for the six months ended September 30, 2020 was approximately 21.7% compared to 25.5% for the six months ended September 30, 2019. The decrease to the effective rate for the three and six months ended September 30, 2020 can be attributed to the Company receiving a one-time state income tax refund of $285,000 in the June 2020 quarter and a $106,000 income tax benefit related to restricted stock compensation in the September 2020 quarter, compared to a $322,000 income tax charge related to restricted stock compensation, which was recognized in the quarter ended September 30, 2019.

Liquidity and Capital Resources

The Company’s working capital at September 30, 2020 and March 31, 2020 was $111.5 million and $104.7 million, respectively. The $6.8 million increase in working capital was primarily attributable to income generated by operations, offset by dividends paid in the period. Net cash provided by operating activities was $15.2 million and $17.3 million for the six months ended September 30, 2020 and 2019, respectively. This decrease is mainly attributed to an increase in inventory and decrease in accounts payable for the six months ended September 30, 2020, offset by an increase to net income.

Net cash used in investing activities was $1.2 million for the six months ended September 30, 2020, compared to net cash used in investing activities of $416,000 for the six months ended September 30, 2019. This change in investing activities is related to an increase in property and equipment additions in the six months ended September 30, 2020. Net cash used in financing activities was $11.4 million for the six months ended September 30, 2020, compared to $22.5 million for the same period in the prior year. The change to financing activities relates to the Company purchasing approximately 613,000 shares of its common stock for approximately $11.5 million during the six months ended September 30, 2019, compared to no share repurchases during the six months ended September 30, 2020. The remaining increase to financing activities related to an increase in the dividend paid in the six months ended September 30, 2020, compared to the prior period. At September 30, 2020, the Company had approximately $28.7 million remaining under the Company’s share repurchase plan.

Subsequent to September 30, 2020, on October 26, 2020 our Board of Directors declared a $0.28 per share dividend. The Board established a November 9, 2020 record date and a November 20, 2020 payment date. Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan, on dividends, or on its operating activities. At September 30, 2020, the Company had no material outstanding lease commitments. We are not currently bound by any long- or short-term agreements for the purchase or lease of capital expenditures. Any material amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Presently, we have approximately $1.0 million forecasted for capital expenditures for the remainder of fiscal 2021, the majority of which will be invested in our e-commerce platform to better service our customers, which will be funded through cash from operations. The Company’s primary source of working capital is cash from operations. The Company presently has no need for alternative sources of working capital, and has no commitments or plans to obtain additional capital.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at September 30, 2020.

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

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The book values of cash and cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and cash equivalents. At September 30, 2020, we had $106.3 million in cash and cash equivalents, and the majority of our cash and cash equivalents generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and cash equivalents. It would also impact the market value of our cash and cash equivalents. Our cash and cash equivalents are subject to market risk, primarily interest rate and credit risk. Our cash and cash equivalents are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our cash and cash equivalents to high-quality cash and cash equivalents with both short- and long-term maturities. We do not hold any derivative financial instruments that could expose us to significant market risk. At September 30, 2020, we had no debt obligations.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended September 30, 2020, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective such that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act: (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

part ii - other information

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our Annual Report on Form 10-K for Fiscal Year 2020 for additional information concerning these and other uncertainties that could negatively impact the Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not make any sales of unregistered securities during the second quarter of Fiscal 2021.

Issuer Purchases of Equity Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report.

31.1

Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2020, Commission File No. 000-28827).

31.2

Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2020, Commission File No. 000-28827).

32.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2020, Commission File No. 000-28827).

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

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETMED EXPRESS, INC.

(The “Registrant”)

Date: November 3, 2020

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

SEPTEMBER 30, 2020

_______________________

EXHIBITS

_______________________