Form 10-Q
period 2020-12-31
PETMED EXPRESS INC
filed 2021-01-26
CIK 1040130

UNITED STATES

securities and exchange commission

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,271,122 Common Shares, $.001 par value per share at January 26, 2021.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share amounts)

	December 31,	March 31,
	2020	2020
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$106,501	$103,762
Accounts receivable, less allowance for doubtful accounts of $28 and $59, respectively	1,831	3,843
Inventories - finished goods	28,165	17,884
Prepaid expenses and other current assets	4,512	3,529
Total current assets	141,009	129,018

Noncurrent assets:
Property and equipment, net	25,502	25,445
Intangible assets	860	860
Total noncurrent assets	26,362	26,305

Total assets	$167,371	$155,323

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$21,869	$19,658
Accrued expenses and other current liabilities	4,429	4,214
Income taxes payable	623	471
Total current liabilities	26,921	24,343

Deferred tax liabilities	1,323	970

Total liabilities	28,244	25,313

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 5,000 shares authorized; 3 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized; 20,271 and 20,166 shares issued and outstanding, respectively	20	20
Additional paid-in capital	6,098	3,804
Retained earnings	133,000	126,177

Total shareholders' equity	139,127	130,010

Total liabilities and shareholders' equity	$167,371	$155,323

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

condensed consolidated statementS of INCOME

(In thousands, except for per share amounts)(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019

Sales	$65,896	$59,915	$237,536	$209,839
Cost of sales	46,273	42,218	168,110	150,279

Gross profit	19,623	17,697	69,426	59,560

Operating expenses:
General and administrative	6,487	6,040	21,050	18,851
Advertising	3,221	3,163	17,385	16,543
Depreciation	622	562	1,791	1,702
Total operating expenses	10,330	9,765	40,226	37,096

Income from operations	9,293	7,932	29,200	22,464

Other income:
Interest income, net	73	421	229	1,447
Other, net	345	301	938	862
Total other income	418	722	1,167	2,309

Income before provision for income taxes	9,711	8,654	30,367	24,773

Provision for income taxes	2,100	1,814	6,576	5,925

Net income	$7,611	$6,840	$23,791	$18,848

Net income per common share:
Basic	$0.38	$0.34	$1.19	$0.94
Diluted	$0.38	$0.34	$1.18	$0.94

Weighted average number of common shares outstanding:
Basic	20,094	19,984	20,047	20,060
Diluted	20,104	19,994	20,100	20,071

Cash dividends declared per common share	$0.28	$0.27	$0.84	$0.81

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

condensed consolidated statementS of cash flows

(In thousands)(Unaudited)

	Nine Months Ended
	December 31,
	2020	2019
Cash flows from operating activities:
Net income	$23,791	$18,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,791	1,702
Share based compensation	2,294	2,081
Deferred income taxes	353	(12)
Bad debt expense	84	102
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Accounts receivable	1,928	388
Inventories - finished goods	(10,281)	(2,795)
Prepaid income taxes	-	582
Prepaid expenses and other current assets	(983)	(1,424)
Accounts payable	2,211	360
Accrued expenses and other current liabilities	286	851
Income taxes payable	152	895
Net cash provided by operating activities	21,626	21,578

Cash flows from investing activities:
Purchases of property and equipment	(1,848)	(1,827)
Net cash used in investing activities	(1,848)	(1,827)

Cash flows from financing activities:
Repurchase and retirement of common stock	-	(11,496)
Dividends paid	(17,039)	(16,410)
Net cash used in financing activities	(17,039)	(27,906)

Net increase (decrease) in cash and cash equivalents	2,739	(8,155)
Cash and cash equivalents, at beginning of period	103,762	100,529

Cash and cash equivalents, at end of period	$106,501	$92,374

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$6,356	$4,460

Property and equipment in current assets	$-	$1,344

Dividends payable in accrued expenses	$174	$196

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

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at December 31, 2020, the Statements of Income for the three and nine months ended December 31, 2020 and 2019, and Cash Flows for the nine months ended December 31, 2020 and 2019. The results of operations for the three and nine months ended December 31, 2020 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2021. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2020. The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated upon consolidation.

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

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplification and reduce the cost of accounting for income taxes (“ASU 2019-12”). The Company is currently evaluating the impact of ASU 2019-12. The Company will adopt ASU 2019-12 on April 1, 2021.

The Company does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Note 2:	Revenue Recognition

The Company generates revenue by selling pet medication products and pet supplies. Certain pet supplies offered on the Company’s website are drop shipped to customers. The Company considers itself the principal in the arrangement because the Company controls the specified good before it is transferred to the customer. Revenue contracts contain one performance obligation, which is delivery of the product; customer care and support is deemed not to be a material right in the contract. The transaction price is adjusted at the date of sale for any applicable sales discounts and an estimate of product returns, which are estimated based on historical patterns, however, this is not considered a key judgment. There are no amounts excluded from variable consideration. Revenue is recognized when control transfers to the customer at the point in time in which shipment of the product occurs. This key judgment is determined as the shipping point represents the point in time in which the Company has a present right to payment, title has transferred to the customer, and the customer has assumed the risks and rewards of ownership. Outbound shipping and handling fees are an accounting policy election, and are included in sales as the Company considers itself the principal in the arrangement given responsibility for supplier selection and discretion over pricing. Shipping costs associated with outbound freight after control over a product has transferred to a customer are an accounting policy election and are accounted for as fulfillment costs and are included in cost of sales.

The Company disaggregates revenue in the following two categories: (1) Reorder revenue vs. new order revenue, and (2) Internet revenue vs. contact center revenue. The following table illustrates revenue by various classifications:

Three Months Ended December 31,
Revenue (In thousands)	2020	%	2019	%	$ Variance	% Variance

Reorder Sales	$60,233	91.4%	$53,808	89.8%	$6,425	11.9%
New Order Sales	5,663	8.6%	6,107	10.2%	(444)	-7.3%

Total Net Sales	$65,896	100.0%	$59,915	100.0%	$5,981	10.0%

Internet Sales	$54,984	83.4%	$50,000	83.5%	$4,984	10.0%
Contact Center Sales	10,912	16.6%	9,915	16.5%	997	10.1%

Total Net Sales	$65,896	100.0%	$59,915	100.0%	$5,981	10.0%

Nine Months Ended December 31,
Sales (In thousands)	2020	%	2019	%	$ Variance	% Variance

Reorder Sales	$208,419	87.7%	$183,401	87.4%	$25,018	13.6%
New Order Sales	29,117	12.3%	26,438	12.6%	2,679	10.1%

Total Net Sales	$237,536	100.0%	$209,839	100.0%	$27,697	13.2%

Internet Sales	$199,192	83.9%	$175,476	83.6%	$23,716	13.5%
Contact Center Sales	38,344	16.1%	34,363	16.4%	3,981	11.6%

Total Net Sales	$237,536	100.0%	$209,839	100.0%	$27,697	13.2%

Virtually all of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize the accounts receivable balances relative to sales. The Company had no material contract asset or contract liability balances as of December 31, 2020 or March 31, 2020.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands, except for per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net income (numerator):
Net income	$7,611	$6,840	$23,791	$18,848
Shares (denominator):
Weighted average number of common shares outstanding used in basic computation	20,094	19,984	20,047	20,060
Common shares issuable upon vesting of restricted stock	-	-	43	1
Common shares issuable upon conversion of preferred shares	10	10	10	10
Shares used in diluted computation	20,104	19,994	20,100	20,071
Net income per common share:
Basic	$0.38	$0.34	$1.19	$0.94
Diluted	$0.38	$0.34	$1.18	$0.94

For the three and nine months ended December 31, 2020, 130,326 shares of common restricted stock were excluded from the computations of diluted net income per common share, as their inclusion would have had an anti-dilutive effect on diluted net income per common share. For the three and nine months ended December 31, 2019, 72,120 shares of common restricted stock were excluded from the computations of diluted net income per common share, as their inclusion would have had an anti-dilutive effect on diluted net income per common share.

Note 4:	Accounting for Stock-Based Compensation

The Company records compensation expense associated with restricted stock in accordance with ASC Topic 718 (“Share Based Payment”) (ASU 2016-09). The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of general and administrative expenses. The Company had 972,175 restricted common shares issued under the 2006 Employee Equity Compensation Restricted Stock Plan (“2006 Employee Plan”), 220,848 restricted common shares issued under the 2016 Employee Equity Compensation Restricted Stock Plan (“2016 Employee Plan” and collectively referred to with the 2006 Employee Plan as the “Employee Plans”), 272,000 restricted common shares issued under the 2006 Outside Director Equity Compensation Restricted Stock Plan (“2006 Director Plan”), and 172,500 restricted common shares issued under the 2015 Outside Director Equity Compensation Restricted Stock Plan (“2015 Director Plan”, and collectively referred to with the 2006 Director Plan as the “Director Plans”) at December 31, 2020, all shares of which were issued subject to a restriction or forfeiture period that lapses ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the one to three-year restriction period.

For the quarters ended December 31, 2020 and 2019, the Company recognized $781,000 and $716,000, respectively, of compensation expense related to the Employee and Director Plans. For the nine months ended December 31, 2020 and 2019, the Company recognized $2.3 million and $2.1 million, respectively, of compensation expense related to the Employee and Director Plans. At December 31, 2020 and 2019, there was $3.6 million and $3.4 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the next three years. At December 31, 2020 and 2019, there were approximately 177,000 and 183,000 non-vested restricted shares, respectively.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. At December 31, 2020, the Company had invested virtually all of its $106.5 million cash and cash equivalents balance in money market funds which are classified within level 1.

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

Note 7:	Changes in Shareholders’ Equity

Changes in shareholders’ equity for the nine months ended December 31, 2020 and 2019 are summarized below (in thousands):

	Additional
	Paid-In	Retained
	Capital	Earnings
Beginning balance at March 31, 2020:	$3,804	$126,177
Share based compensation	740	-
Dividends declared	-	(5,647)
Net income	-	7,768
Ending balance at June 30, 2020:	$4,544	$128,298
Share based compensation	773	-
Dividends declared	-	(5,647)
Net income	-	8,412
Ending balance at September 30, 2020:	$5,317	$131,063
Share based compensation	781	-
Dividends declared	-	(5,674)
Net income	-	7,611
Ending balance at December 31, 2020:	$6,098	$133,000

	Additional
	Paid-In	Retained
	Capital	Earnings
Beginning balance at March 31, 2019:	$12,478	$122,172
Share based compensation	635	-
Dividends declared	-	(5,518)
Repurchase and retirement of common stock	(11,496)	-
Net income	-	5,343
Ending balance at June 30, 2019:	$1,617	$121,997
Share based compensation	730	-
Dividends declared	-	(5,447)
Net income	-	6,665
Ending balance at September 30, 2019:	$2,347	$123,215
Share based compensation	716	-
Dividends declared	-	(5,437)
Net income	-	6,840
Ending balance at December 31, 2019:	$3,063	$124,618

During the nine months ended December 31, 2019, the Company purchased and retired approximately 613,000 shares of its common stock for approximately $11.5 million. There were no shares of common stock that were purchased or retired in the nine months ended December 31, 2020. At December 31, 2020, the Company had approximately $28.7 million remaining under the Company’s share repurchase plan.

Note 8:	Income Taxes

For the quarters ended December 31, 2020 and 2019, the Company recorded an income tax provision of approximately $2.1 million and $1.8 million, respectively, and for the nine months ended December 31, 2020 and 2019, the Company recorded an income tax provision of approximately $6.6 million and $5.9 million, respectively. The increase in the income tax provision for the three and nine months ended December 31, 2020 is related to an increase in operating income for both periods compared to the same periods in the prior year. The effective tax rate for the quarter ended December 31, 2020 was approximately 21.6% compared to 21.0% for the quarter ended December 31, 2019, and the effective tax rate for the nine months ended December 31, 2020 was approximately 21.7%, compared to 23.9% for the nine months ended December 31, 2019. The increase to the effective rate for the quarter ended December 31, 2020 was due to a one-time income tax benefit of $194,000 related to the reconciliation of the Company’s tax return for the fiscal year ending March 31, 2020, with the Company receiving a larger one-time income tax benefit in the prior year due to a reduction in the Florida state corporate income tax rate along with receiving a one-time income tax benefit of $93,000 related to the reconciliation of the Company’s tax return for the fiscal year ending March 31, 2019. The decrease to the effective rate for the nine months ended December 31, 2020 can be attributed to the Company receiving a one-time state income tax refund of $285,000 in the June 2020 quarter and a $106,000 income tax benefit related to restricted stock compensation in the September 2020 quarter, compared to a $322,000 income tax charge related to restricted stock compensation, which was recognized in the September 2019 quarter.

Note 9:	Subsequent Events

On January 19, 2021 our Board of Directors declared a quarterly dividend of $0.28 per share. The Board established a February 1, 2021 record date and a February 12, 2021 payment date. Based on the outstanding share balance as of January 26, 2021 the Company estimates the dividend payable to be approximately $5.7 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Summary

PetMed Express was incorporated in the state of Florida in January 1996. The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “PETS.” The Company began selling pet medications and other pet health products in September 1996. In March 2010, the Company started offering for sale additional pet supplies on its website, and these items are drop shipped to customers by third party vendors. Presently, the Company’s product line includes approximately 3,000 of the most popular pet medications, health products, and supplies for dogs, cats, and horses.

The Company markets its products through national advertising campaigns which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.petmeds.com, acquire new customers, and maximize repeat purchases. Approximately 84% of all sales were generated via the Internet for both the quarters ended December 31, 2020 and 2019. The Company’s sales consist of products sold mainly to retail consumers. The three-month average purchase was approximately $88 and $85 per order for the quarters ended December 31, 2020 and 2019, respectively, and for the nine months ended December 31, 2020 and 2019, the average purchase was approximately $88 and $86 per order, respectively.

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

Revenue recognition

The Company generates revenue by selling pet medication products and pet supplies mainly to retail customers. Certain pet supplies offered on the Company’s website are drop shipped to customers. The Company considers itself the principal in the arrangement because the Company controls the specified good before it is transferred to the customer. Revenue contracts contain one performance obligation, which is delivery of the product; customer care and support is deemed not to be a material right to the contract. The transaction price is adjusted at the date of sale for any applicable sales discounts and an estimate of product returns, which are estimated based on historical patterns; however, this is not considered a key judgment. There are no amounts excluded from variable consideration. Revenue is recognized when control transfers to the customer at the point in time in which shipment of the product occurs. This key judgment is determined as the shipping point represents the point in time in which the Company has a present right to payment, title has transferred to the customer, and the customer has assumed the risks and rewards of ownership.

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

The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the un-collectability of accounts receivable by analyzing historical bad debts and current economic trends. The allowance for doubtful accounts was approximately $28,000 at December 31, 2020 compared to $59,000 at March 31, 2020.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or net realizable value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. The inventory reserve was approximately $71,000 at December 31, 2020 compared to $45,000 at March 31, 2020.

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

Results of Operations

The following should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.2	70.5	70.8	71.6

Gross profit	29.8	29.5	29.2	28.4

Operating expenses:
General and administrative	9.8	10.1	8.9	9.0
Advertising	4.9	5.3	7.3	7.9
Depreciation	0.9	0.9	0.7	0.8
Total operating expenses	15.6	16.3	16.9	17.7

Income from operations	14.2	13.2	12.3	10.7

Total other income	0.6	1.2	0.5	1.1

Income before provision for income taxes	14.8	14.4	12.8	11.8

Provision for income taxes	3.2	3.0	2.8	2.8

Net income	11.6%	11.4%	10.0%	9.0%

Three Months Ended December 31, 2020 Compared With Three Months Ended December 31, 2019, and Nine Months Ended December 31, 2020 Compared With Nine Months Ended December 31, 2019

COVID-19

We are dedicated to making every effort to ensure our customers’ pets receive the medications they need. We are also dedicated to making every effort to ensure the health and safety of our employees. We have continued with working from home where possible and enhanced disinfection and social distancing within our work place. The Company has been open during our normal business hours without any material disruptions to our operations. We have not seen any major disruptions in our supply chain, however we have experienced some delays in the delivery of some inventory items. See risk factor “The recent outbreak of the COVID-19 global pandemic and related government, private sector and individual consumer responsive actions may adversely affect our business operations, employee availability, financial performance, liquidity and cash flow for an unknown period of time” in Part I, Item 1A of our Form 10-K.

Sales

Sales increased by approximately $6.0 million, or 10.0%, to approximately $65.9 million for the quarter ended December 31, 2020, from approximately $59.9 million for the quarter ended December 31, 2019. For the nine months ended December 31, 2020, sales increased by approximately $27.7 million, or 13.2%, to approximately $237.5 million compared to $209.8 million for the nine months ended December 31, 2019. The increase in sales for the quarter ended December 31, 2020 was primarily due to increased reorder sales offset by decreased new order sales, and the increase in sales for the nine months ended December 31, 2020 was primarily due to increased new order and reorder sales. Our reorder sales growth for the three and nine months ended December 31, 2020 likely improved due to the increased use of loyalty credits by our customers through our Loyalty Program, which was launched in September 2019, and due to our Easy Refill Program. The Company acquired approximately 73,000 new customers for the quarter ended December 31, 2020, compared to approximately 76,000 new customers for the same period the prior year. For the nine months ended December 31, 2020 the Company acquired approximately 356,000 new customers, compared to 313,000 new customers for the nine months ended December 31, 2019. The following chart illustrates sales by various sales classifications:

Three Months Ended December 31,
Sales (In thousands)	2020	%	2019	%	$ Variance	% Variance

Reorder Sales	$60,233	91.4%	$53,808	89.8%	$6,425	11.9%
New Order Sales	5,663	8.6%	6,107	10.2%	(444)	-7.3%

Total Net Sales	$65,896	100.0%	$59,915	100.0%	$5,981	10.0%

Internet Sales	$54,984	83.4%	$50,000	83.5%	$4,984	10.0%
Contact Center Sales	10,912	16.6%	9,915	16.5%	997	10.1%

Total Net Sales	$65,896	100.0%	$59,915	100.0%	$5,981	10.0%

Nine Months Ended December 31,
Sales (In thousands)	2020	%	2019	%	$ Variance	% Variance

Reorder Sales	$208,419	87.7%	$183,401	87.4%	$25,018	13.6%
New Order Sales	29,117	12.3%	26,438	12.6%	2,679	10.1%

Total Net Sales	$237,536	100.0%	$209,839	100.0%	$27,697	13.2%

Internet Sales	$199,192	83.9%	$175,476	83.6%	$23,716	13.5%
Contact Center Sales	38,344	16.1%	34,363	16.4%	3,981	11.6%

Total Net Sales	$237,536	100.0%	$209,839	100.0%	$27,697	13.2%

Going forward sales may be adversely affected due to increased competition and consumers giving more consideration to price. No guarantees can be made that sales will grow in the future. The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm, and flea and tick medications. For the quarters ended June 30, September 30, December 31, and March 31 of Fiscal 2020, the Company’s sales were approximately 28%, 25%, 21%, and 26%, respectively, of the total fiscal year sales.

Cost of sales

Cost of sales increased by approximately $4.1 million, or 9.6%, to approximately $46.3 million for the quarter ended December 31, 2020, from approximately $42.2 million for the quarter ended December 31, 2019. For the nine months ended December 31, 2020, cost of sales increased by approximately $17.8 million, or 11.9%, to approximately $168.1 million compared to $150.3 million for the same period in the prior year. The cost of sales increases can be directly related to the increase in sales during the quarter and nine months ended December 31, 2020. Cost of sales as a percent of sales was 70.2% and 70.5% for the quarters ended December 31, 2020 and 2019, respectively, and for the nine months ended December 31, 2020 and 2019 the cost of sales was 70.8% and 71.6%, respectively. The cost of sales percentage decreases can be attributed to the benefit of having direct relationships with all major manufacturers, which helped reduce product costs, and these manufacturers having minimum advertised price policies.

Gross profit

Gross profit increased by approximately $1.9 million, or 10.9%, to approximately $19.6 million for the quarter ended December 31, 2020, from approximately $17.7 million for the quarter ended December 31, 2019. For the nine months ended December 31, 2020 gross profit increased by approximately $9.9 million, or 16.6%, to approximately $69.4 million, compared to $59.6 million for the same period in the prior year. The increases in gross profit are directly related to an increase to sales during the quarter and nine months ended December 31, 2020. Gross profit as a percentage of sales was 29.8% and 29.5% for the three months ended December 31, 2020 and 2019, respectively, and for the nine months ended December 31, 2020 and 2019, gross profit as a percentage of sales was 29.2% and 28.4%, respectively. The gross profit percentage increases can be mainly attributed to the benefit of having direct relationships with all major manufacturers, which helped reduce product costs, and these manufacturers having minimum advertised price policies.

General and administrative expenses

General and administrative expenses increased by approximately $447,000, or 7.4%, to approximately $6.5 million for the quarter ended December 31, 2020, compared to $6.0 million for the quarter ended December 31, 2019. The increase in general and administrative expenses for the quarter ended December 31, 2020 was primarily due to the following: a $260,000 increase in payroll expense, a $158,000 increase in bank service fees, and a $70,000 net increase of other expenses which includes telephone and insurance expenses, offset by a $41,000 decrease in professional fees. For the nine months ended December 31, 2020, general and administrative expenses increased by approximately $2.2 million, or 11.7%, to approximately $21.1 million, compared to $18.9 million for the same period the prior year. The increase in general and administrative expenses for the nine months ended December 31, 2020 was primarily due to the following: a $1.4 million increase in payroll expense, a $584,000 increase in bank service fees, a $221,000 increase in computer related property expenses, a $167,000 increase in telephone expenses, and a $28,000 net increase of other expenses which includes insurance and other expenses, offset by a $174,000 decrease in professional fees.

Advertising expenses

Advertising expenses were approximately $3.2 million for both the quarters ended December 31, 2020 and 2019. For the nine months ended December 31, 2020, advertising expenses increased by approximately $842,000, or 5.1%, to approximately $17.4 million compared to advertising expenses of approximately $16.5 million for the nine months ended December 31, 2019. The Company received increased cooperative marketing funds from product manufacturers to offset our advertising expenses, within the terms of our contractual relationships, during the three and nine months ended December 31, 2020. The increase in advertising expenses for the nine months ended December 31, 2020 was consistent with the Company’s 2021 marketing plan. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, increased to $44 for the quarter ended December 31, 2020 compared to $42 for the quarter ended December 31, 2019. For the nine months ended December 31, 2020 and 2019 the advertising costs of acquiring a new customer were $49 and $53, respectively. Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, advertising spending, and price competition. Historically, the advertising environment fluctuates due to supply and demand. A more favorable advertising environment may positively impact future sales, whereas a less favorable advertising environment may negatively impact future sales.

As a percentage of sales, advertising expense was 4.9% and 5.3% for the quarters ended December 31, 2020 and 2019, respectively, and for the nine months ended December 31, 2020 and 2019 advertising expense was 7.3% and 7.9%, respectively. The decreases in advertising expense as a percentage of total sales for the quarter and nine months ended December 31, 2020 can be attributed to an increase in sales as compared to the same periods in the prior year. The Company currently anticipates advertising as a percentage of sales to be approximately between 7.5% and 8.0% for fiscal 2021. However, the advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.

Depreciation

Depreciation expense for the quarter ended December 31, 2020 increased slightly by approximately $60,000 to $622,000 compared to $562,000 for the quarter ended December 31, 2019. For the nine months ended December 31, 2020 and 2019 depreciation expense were approximately $1.8 million and $1.7 million, respectively. The increases to depreciation expense for the quarter and nine months ended December 31, 2020 can be attributed to increased new property and equipment additions during the current year.

Other income

Other income decreased by approximately $304,000, to approximately $418,000 for the quarter ended December 31, 2020 from approximately $722,000 for the quarter ended December 31, 2019. For the nine months ended December 31, 2020 other income decreased by approximately $1.1 million, to approximately $1.2 million compared to approximately $2.3 million for the same period in the prior year. The decrease to other income for the quarter and nine months ended December 31, 2020 was primarily related to decreased interest income due to decreased interest rates compared to the prior year. Interest income may decrease in the future as the Company utilizes its cash balances on its share repurchase plan, with approximately $28.7 million remaining as of December 31, 2020, on any quarterly dividend payment, on its operating activities, or with further decreases in interest rates.

Provision for income taxes

For the quarters ended December 31, 2020 and 2019, the Company recorded an income tax provision of approximately $2.1 million and $1.8 million, respectively, and for the nine months ended December 31, 2020 and 2019, the Company recorded an income tax provision of approximately $6.6 million and $5.9 million, respectively. The increase in the income tax provision for the three and nine months ended December 31, 2020 is related to an increase in operating income for both periods compared to the same periods in the prior year. The effective tax rate for the quarter ended December 31, 2020 was approximately 21.6% compared to 21.0% for the quarter ended December 31, 2019, and the effective tax rate for the nine months ended December 31, 2020 was approximately 21.7%, compared to 23.9% for the nine months ended December 31, 2019. The increase to the effective rate for the quarter ended December 31, 2020 was due to a one-time income tax benefit of $194,000 related to the reconciliation of the Company’s tax return for the fiscal year ending March 31, 2020, with the Company receiving a larger one-time income tax benefit in the prior year due to a reduction in the Florida state corporate income tax rate along with receiving a one-time income tax benefit of $93,000 related to the reconciliation of the Company’s tax return for the fiscal year ending March 31, 2019. The decrease to the effective rate for the nine months ended December 31, 2020 can be attributed to the Company receiving a one-time state income tax refund of $285,000 in the June 2020 quarter and a $106,000 income tax benefit related to restricted stock compensation in the September 2020 quarter, compared to a $322,000 income tax charge related to restricted stock compensation, which was recognized in the September 2019 quarter.

Liquidity and Capital Resources

The Company’s working capital at December 31, 2020 and March 31, 2020 was $114.1 million and $104.7 million, respectively. The $9.4 million increase in working capital was primarily attributable to income generated by operations, offset by dividends paid in the period. Net cash provided by operating activities was $21.6 million for both the nine months ended December 31, 2020 and 2019. Net cash used in investing activities was $1.8 million for both the nine months ended December 31, 2020 and 2019. Net cash used in financing activities was $17.0 million for the nine months ended December 31, 2020, compared to $27.9 million for the same period in the prior year. The change to financing activities relates to the Company purchasing approximately 613,000 shares of its common stock for approximately $11.5 million during the nine months ended December 31, 2019, compared to no share repurchases during the nine months ended December 31, 2020. The remaining change to financing activities related to an increase in the dividend paid in the nine months ended December 31, 2020, compared to the prior period.

At December 31, 2020, the Company had approximately $28.7 million remaining under the Company’s share repurchase plan. Subsequent to December 31, 2020, on January 19, 2021 our Board of Directors declared a quarterly dividend of $0.28 per share. The Board established a February 1, 2021 record date and a February 12, 2021 payment date. Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan, on dividends, or on its operating activities.

At December 31, 2020, the Company had no material outstanding lease commitments. We are not currently bound by any long or short term agreements for the purchase or lease of capital expenditures. Any material amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Presently, we have approximately $500,000 forecasted for capital expenditures for the remainder of fiscal 2021, the majority of which will be invested in our e-commerce platform to better service our customers, which will be funded through cash from operations. The Company’s primary source of working capital is cash from operations. The Company presently has no need for alternative sources of working capital, and has no commitments or plans to obtain additional capital.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at December 31, 2020.

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

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and cash investments. At December 31, 2020, we had $106.5 million in cash and cash equivalents, and a majority of our cash and cash equivalents generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and cash equivalents. It would also impact the market value of our cash and cash equivalents. Our cash equivalents are subject to market risk, primarily interest rate and credit risk. Our cash equivalents are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our cash and cash equivalents to high-quality debt instruments with both short and long term maturities. We do not hold any derivative financial instruments that could expose us to significant market risk. At December 31, 2020, we had no debt obligations.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended December 31, 2020, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective such that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act: (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

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

The Company did not make any sales of unregistered securities during the third quarter of Fiscal 2021.

Issuer Purchases of Equity Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report.

31.1

Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2020, Commission File No. 000-28827).

31.2

Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2020, Commission File No. 000-28827).

32.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2020, Commission File No. 000-28827).

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

PETMED EXPRESS, INC.
(The “Registrant”)

Date: January 26, 2021

By:	/s/ Menderes Akdag
Menderes Akdag

Chief Executive Officer and Presiden
(principal executive officer)

By:	/s/ Bruce S. Rosenbloom
Bruce S. Rosenbloom

Chief Financial Officer
(principal financial and accounting officer)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

_______________________

PETMED EXPRESS, INC

_______________________

FORM 10-Q

FOR THE QUARTER ENDED:

DECEMBER 31, 2020

_______________________

EXHIBITS

_______________________