Form 10-K
period 2021-03-31
PETMED EXPRESS INC
filed 2021-05-25
CIK 1040130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

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
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (561) 526-4444

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

Common Stock, $.001 Par value per share	PETS	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of September 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $616.7 million based on the closing sales price of the registrant’s Common Stock on that date, as reported on the NASDAQ Global Select Market.

The number of shares of the registrant’s Common Stock outstanding as of May 25, 2021 was 20,269,313.

DOCUMENTS INCORPORATED BY REFERENCE

Information to be set forth in our Proxy Statement relating to our 2021 Annual Meeting of Stockholders to be held on July 30, 2021 is incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this report.

PETMED EXPRESS, INC.

2021 Annual Report on Form 10-K

TABLE OF CONTENTS

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

Our Products

We offer a broad selection of products for dogs, cats, and horses. Our current product line contains approximately 3,000 SKUs of the most popular pet medications, health products, and supplies. These products include a majority of the well-known brands of pet medications. Generally, our prices are competitive with the prices for medications charged by veterinarians, online retailers and other retailers. We also offer for sale additional pet supplies on our website, which are drop shipped to our customers by third parties. These pet supplies include: food, beds, crates, stairs, and other popular pet supplies. We research new products, and regularly select new products or the latest generation of existing products to become part of our product selection. In addition, we also refine our current products to respond to changing consumer-purchasing habits. Our website is designed to give us the flexibility to change featured products or promotions. Our product line provides customers with a wide variety of selections across the most popular health categories for dogs, cats, and horses. Our current products include:

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

Sales

We offer our products through two main sales channels: (1) the Internet through our website and mobile app, and (2) the telephone contact center through our toll-free number. We have designed our website and mobile app to provide a convenient, cost-effective, and informative shopping experience that encourages consumers to purchase products important for a pet’s health and quality of life. We believe that these channels allow us to increase the visibility of our brand name and provide our customers with increased shopping flexibility and excellent service.

Internet

We seek to combine our product selection and pet health information with the shopping ease of the Internet to deliver a convenient and personalized shopping experience. Our website offers health and nutritional product selections for dogs, cats, and horses, and relevant editorial and easily obtainable or retrievable resource information. Customers can search our website for products and access resources on a variety of information on dogs, cats, and horses. Customers can shop at our website by category, product line, individual product, or symptom. We attracted approximately 34 million visits to our website (including our mobile app) during fiscal 2021, approximately 9% of those visits resulted in an order, and our website generated approximately 84% of our total sales for the same time period. On our website pet owners have access to health information covering pets’ behavior and illnesses, and natural and pharmaceutical remedies specifically for a pet’s problem. The pet education content on our main website is periodically updated with the latest research for pet owners. As part of our multichannel strategy, we also offer mobile versions of our website (www.1800petmeds.com) and an application for mobile phones, tablets, and other devices. Our website and mobile app features include: “ask-the-vet”; live web chat; easy refill medication reminders; local veterinarian finder; and express checkout to provide our customers with fast, easy, and helpful service from their mobile devices.

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

Our Customers

Approximately 2.2 million customers have purchased from us within the last two years. We attracted approximately 443,000 and 421,000 new customers in fiscal 2021 and 2020, respectively. Our customers are located throughout the United States, with approximately 51% of customers residing in California, Florida, Texas, New York, Pennsylvania, North Carolina, Georgia, and Virginia. Our primary focus has been on retail customers and the average purchase was approximately $89 and $87 for fiscal 2021 and fiscal 2020, respectively.

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

Operations

Order Processing

Our website allows customers to easily browse and purchase all of our products online. Our website is designed to be fast, secure, and easy to use with order and shipping confirmations, and with online order tracking capabilities. We provide our customers with toll-free telephone access to our customer care representatives. Our call center generally operates from 7:00 AM to 11:00 PM, Monday through Thursday, 7:00 AM to 9:00 PM on Friday, 9:00 AM to 6:00 PM on Saturday, and 9:00 AM to 5:00 PM on Sunday, Eastern Time. The process of customers purchasing products from 1-800-PetMeds consists of a few simple steps. A customer first places an order online or by calling our toll-free telephone number. The following information is needed to process prescription orders: pet information, prescription information, and the veterinarian’s name and phone number. This information is entered into our order process system. Then our pharmacists and pharmacy technicians verify all prescriptions. The order process system checks for the verification for prescription medication orders and a valid payment method for all orders. Verified orders are then sent to our fulfillment center, where items are picked, and then shipped via the United States Postal Service and United Parcel Service. Our customers enjoy the convenience of rapid home delivery, with the majority of all orders being shipped within 24 hours of ordering.

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

Warehousing and Shipping

We inventory our products and fill most customer orders from our corporate headquarters in Delray Beach, Florida. We have an in-house fulfillment and distribution operation, which is used to manage the entire supply chain, beginning with the placement of the order, continuing through order processing, and then fulfilling and shipping of the product to the customer. We offer a variety of shipping options, including next day delivery. We ship to anywhere in the United States served by the United States Postal Service or United Parcel Service. Priority orders are expedited in our fulfillment process. Our goal is to ship the products the same day that the order is received. For prescription medications, our goal is to ship the product immediately after the prescription has been authorized by the customer’s veterinarian. We currently offer free shipping to all customers whose order value is $49 or more.

Purchasing

We purchase our products from a variety of sources, including certain manufacturers, domestic distributors, and wholesalers. There were five suppliers from whom we purchased approximately 80% of all products in fiscal 2021. We believe having strong relationships with product manufacturers and distributors will ensure the availability of an adequate volume of products ordered by our customers. Part of our growth strategy included developing direct relationships with all of the leading pharmaceutical manufacturers of the more popular prescription and non-prescription medications. We now have direct relationships with all major manufacturers.

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

Competition

The pet medications market is competitive and highly fragmented. Our competitors consist of veterinarians, and online and traditional retailers. We believe that the following are the principal competitive factors in our market:

●	Product selection and availability, including the availability of prescription and non-prescription medications;
●	Brand recognition;
●	Reliability and speed of delivery;
●	Personalized service and convenience;
●	Price; and
●	Website and mobile app usability and content.

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

According to the American Pet Products Association, pet spending in the United States increased 6.7% to $103.6 billion in 2020. Veterinary care and Rx medications represented $31.4 billion, or 30% of the total spending on pets in the United States. The pet medication market that we participate in is estimated to be approximately $6.0 billion, with veterinarians having the majority of the prescription market share. The dog and cat population is approximately 184 million, with approximately 67% of all households having a pet.

We believe that the following are the main competitive strengths that differentiate 1-800-PetMeds from the competition:

●	Pure Play Channel leader, in an estimated $6.0 billion industry;
●	“1-800-PetMeds” brand name with 25 years of experience, consumers know us as the trusted pet medication experts;
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

Government Regulation

Dispensing prescription medications is governed at the state level by Boards of Pharmacy, or similar regulatory agencies, of each state where prescription medications are dispensed. We are subject to regulation by the State of Florida and are licensed as a community pharmacy by the Florida Board of Pharmacy. Our current license is valid until February 28, 2023, and prior to that date a renewal application will be submitted to the Board of Pharmacy. During fiscal 2015 we obtained a federal registration, and state registrations/permits as required, to dispense Schedule IV controlled substances, and we also updated our federal registration and state registrations/permits as required to include the ability to dispense Schedule V controlled substances.

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

We rely on legal and operational compliance programs, as well as outside counsel, to guide our business in complying with applicable laws and regulations in the areas in which we do business. In addition, regulatory regime changes may add cost and complexity to our compliance efforts. Based on information currently available, we believe that our compliance in general with federal and state regulations will not have a material effect on our earnings or financial condition. However, it is difficult to predict with certainty the potential impact of future compliance efforts and thus, future costs associated with such matters may exceed current reserves.

Human Capital Resources

We strive to create a high-performance culture that embraces diversity, inclusion, diverse perspectives and experiences, to ensure that employees have opportunities to develop the skills they need to grow and excel in their fields. Human capital management is a priority for our executives and Board of Directors. We are committed to identifying and developing the talent necessary for our long-term success. We have a robust talent and succession planning process and have established programs to support the development of our talent pipeline for critical roles in our organization. We conduct an annual review with human resources and the departmental leadership teams, focusing on high performing and high potential talent, diverse talent and succession for our critical roles.

We also recognize that it is important to develop our future leaders. We provide a variety of resources to help our employees build and develop their skills, including online development resources as well as individual development opportunities and projects for key talent. Additionally, we have leadership development resources for our future leaders as they continue to develop their skills.

We also foster a strong corporate culture that promotes high standards of ethics and compliance for our business, including policies that set forth principles to guide employee, officer, director, and vendor conduct, such as our Code of Business Conduct and Ethics. We also maintain a whistleblower policy and anonymous hotline for the confidential reporting of any suspected policy violations or unethical business conduct on the part of our employees, officers, directors, or vendors.

We currently have 219 full time employees, including: 123 in customer care and marketing; 29 in fulfillment and purchasing; 55 in our pharmacy; 5 in information technology; 3 in administrative positions; and 4 in management. None of our employees are represented by a labor union, or governed by any collective bargaining agreements. We consider relations with our employees to be good. The majority of our employees work at our headquarters and distribution center located in Delray Beach, Florida. As a result of the COVID-19 pandemic many of our personnel are currently working remotely, and in the long term, we expect some personnel to transition to working remotely on a regular basis.

In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees as well as the communities in which we operate. These measures include allowing most employees to work from home and implementing additional safety measures for employees continuing critical on-site work. We believe in supporting our employees’ health and well-being. Our goal is to help employees make informed decisions about their health by providing the tools and resources necessary to achieve a healthier lifestyle. We offer our employees a wide array of benefits such as life and health (medical, dental, and vision) insurance, paid time off and retirement benefits, as well as emotional well-being services through our health insurance program.

We offer competitive compensation to attract and retain the best people, and we help care for our people so they can focus on our mission. Our employees' total compensation package includes market-competitive salary, bonuses or sales commissions, and equity. We generally offer equity grants to certain full-time employees, primarily management, after their one-year anniversary of hire and through annual equity grants because we want them to be owners of the Company and committed to our long-term success. We have conducted an annual pay equity analysis, and continue to be committed to pay equity.

Available Information

Our website address is www.1800petmeds.com. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the Securities and Exchange Commission ("SEC"). We file annual, quarterly, and current reports, proxy statements, and other information with the SEC. Our SEC filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to the Exchange Act are available free of charge over the Internet on our website or at the SEC's web site at www.sec.gov. Our SEC filings will be available through our website as soon as reasonably practicable after we have electronically filed or furnished them to the SEC. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

You should carefully consider the risks and uncertainties described below, and all the other information included in this Annual Report on Form 10-K before you decide to invest in our common stock. Any of the following risks could materially adversely affect our business, financial condition, or operating results and could result in a loss of your investment.

Regulatory Risks

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

Business Risks

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

In the event that subsequent orders fall short of original estimates, we may be left with excess inventory. Significant excess inventory could result in price discounts, increased inventory carrying costs, and obsolescence. Similarly, if we fail to have an adequate supply of some SKUs, we may lose sales opportunities. We cannot guarantee that we will maintain appropriate inventory levels. Any failure on our part to maintain appropriate inventory levels may have a material adverse effect on our financial condition and results of operations.

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

While we ship pet medications to customers in all 50 states, approximately 51% of our sales for the fiscal year ended March 31, 2021 were made to customers located in the states of California, Florida, Texas, New York, Pennsylvania, North Carolina, Georgia, and Virginia. If for any reason our license to operate a pharmacy in one or more of those states should be suspended or revoked, or if it is not renewed, our ability to sell prescription medications to residents of those states would cease and our financial condition and results of operations in future periods would be materially adversely affected.

We now have direct buying relationships with all of the major pet medication manufacturers; the contractual relationship depends on our compliance with their minimum advertised pricing policies (MAPP).

During fiscal 2020, the Company established direct purchasing relationships with all of the major pet medication manufacturers. These relationships entitle the Company to buy directly from the manufacturer under the terms and conditions of a purchasing agreement which dictates purchase pricing of inventory and criteria to obtain additional discounts and rebates. The terms of these agreements also require the Company to comply with the manufacturers’ MAPP. Each advertisement and/or promotion of a product below the MAPP price will be a violation of the policy. This policy applies to all advertisements of products in all media including, without limitation, flyers, posters, coupons, mailers, inserts, newspapers, magazines, on-line catalogs, mail order catalogs, public signage and all Internet or similar electronic media, television, radio and public signage, including websites, email newsletters, forums, and auction sites.

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

Since all of our operations are housed in a single location, we are more susceptible to a business interruption in the event of damage to, or disruptions in, our facility.

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

Because our operating results are difficult to predict, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. The majority of our product sales are affected by the seasons, due to the seasonality of mainly flea, tick, and heartworm medications. For the quarters ended June 30, 2020, September 30, 2020, December 31, 2020, and March 31, 2021, Company sales were 31%, 25%, 21%, and 23%, respectively. In addition to the seasonality of our sales, our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, including weather, many of which are out of our control. Any change in one or more of these factors could materially adversely affect our financial condition and results of operations in future periods.

Financial Risks

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

Industry Risks

We face significant competition from veterinarians and online and traditional retailers and may not be able to compete profitably with them.

We compete directly and indirectly with veterinarians for the sale of pet medications and other health products. Veterinarians hold a competitive advantage over us because many pet owners may find it more convenient or preferable to purchase these products directly from their veterinarians at the time of an office visit. We also compete directly and indirectly with both online and traditional retailers. Both online and traditional retailers may hold a competitive advantage over us because of longer operating histories, established brand names, greater resources, and/or an established customer base. Online retailers may have a competitive advantage over us because of established affiliate relationships to drive traffic to their website. Traditional retailers may hold a competitive advantage over us because pet owners may prefer to purchase these products from a store instead of online. In addition, we face growing competition from online and multichannel retailers, some of whom may have a lower cost structure than ours, as customers now routinely use computers, tablets, smartphones, and other mobile devices and mobile applications to shop online and compare prices and products in real time. In order to effectively compete in the future, we may be required to offer promotions and other incentives, which may result in lower operating margins and adversely affect the results of operations. We also face a significant challenge from our competitors forming alliances with each other, such as those between online and traditional retailers. These relationships may enable both their online and retail stores to negotiate better pricing and better terms from suppliers by aggregating the demand for products and negotiating volume discounts, which could be a competitive disadvantage to us.

The recent outbreak of the COVID-19 global pandemic and related government, private sector and individual consumer responsive actions may adversely affect our business operations, employee availability, financial performance, liquidity and cash flow for an unknown period of time.

The outbreak of COVID-19 was declared a pandemic by the World Health Organization and continues to spread in the United States, Canada, and in many other countries globally. Related government and private sector responsive actions may adversely affect our business operations. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic, as the situation is continually evolving. The COVID-19 pandemic may disrupt the global supply chain and may cause disruptions to our operations if a significant number of employees are quarantined or if they are otherwise limited in their ability to work at our fulfillment center. Additional federal or state mandates could also impact our ability to take or fulfill our customers’ orders and operate our business. As an essential business, we have been open during our normal business hours without any material disruptions to our operations. We are dedicated to making every effort to ensure the health and safety of our employees. We have implemented working from home where possible and enhanced disinfection and social distancing within our work place. Many of our personnel are working remotely and it is possible that this could have a negative impact on the execution of our business plans and operations.

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

Securities Risk

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

We may issue additional shares of preferred stock that could defer a change of control or dilute the interests of our common shareholders. Our charter documents could defer a takeover effort which could inhibit your ability to receive an acquisition premium for your shares.

Our charter permits our Board of Directors to issue up to 5.0 million shares of preferred stock without shareholder approval. Currently there are 2,500 shares of our Convertible Preferred Stock issued and outstanding. This leaves slightly less than 5.0 million shares of preferred stock available for issuance at the discretion of our Board of Directors. These shares, if issued, could contain dividend, liquidation, conversion, voting, or other rights which could adversely affect the rights of our common shareholders and which could also be utilized, under some circumstances, as a method of discouraging, delaying, or preventing a change in control. Provisions of our articles of incorporation, bylaws and Florida law could make it more difficult for a third party to acquire us, even if many of our shareholders believe it is in their best interest.

Our ability to pay regular dividends to our shareholders and the amounts of any such dividends are subject to the discretion of the Board and may be limited by our financial condition, or limitations under Florida law.

Although it is currently anticipated that we will continue to pay regular quarterly dividends, any such determination to pay dividends and the amounts thereof will be at the discretion of the Board and will be dependent on then-existing conditions, including our financial condition, income, legal requirements, including limitations under Florida law, and other factors the Board deems relevant. The Board has previously decided, and may in the future decide, in its sole discretion, to change the amount or frequency of dividends or discontinue the payment of dividends entirely. For these reasons, shareholders will not be able to rely on dividends to receive a return on investment. Accordingly, realization of any gain on shares of our common stock may depend on the appreciation of the price of our common stock, which may not occur.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our facilities, including our principal executive offices and distribution center, are located at 420 South Congress Avenue, Delray Beach, Florida 33445. In January 2016, we completed the acquisition of this real property located at 420 South Congress Avenue, Delray Beach, Florida 33445, and improvements thereon (collectively referred to herein as the “Property”), the assignment and assumption of all leases and service agreements affecting the Property, and certain tangible and intangible personal property related to the Property, for a purchase price of $18.5 million, plus closing costs. The Property consists of approximately 634,000 square feet of land or 14.6 acres with two building complexes totaling approximately 185,000 square feet, with additional land for future use. The first building complex consists of approximately 125,000 square feet and the second building complex consists of approximately 60,000 square feet each consisting of both office and warehouse space. The Company occupies approximately 97,000 square feet of the first building for its principal offices and distribution center. As of March 31, 2021, 48% of the Property was leased to two tenants with a remaining weighted average lease term of 3.9 years. We believe that our facilities are sufficient for our current needs and are in good condition in all material respects.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “PETS.” The prices set forth below reflect the high and low sale prices per share in each of the quarters of fiscal 2021 and 2020 as reported by the NASDAQ.

Fiscal 2021:	High	Low
First Quarter	$40.96	$27.94
Second Quarter	$41.83	$29.00
Third Quarter	$33.77	$28.96
Fourth Quarter	$51.80	$29.77

Fiscal 2020:	High	Low
First Quarter	$23.65	$15.32
Second Quarter	$18.47	$15.01
Third Quarter	$27.37	$17.87
Fourth Quarter	$28.78	$22.18

Holders

There were 93 holders of record of our common stock at May 25, 2021, and approximately 48,300 of our holders are “street name” or beneficial holders, whose shares are held by banks, brokers, or other financial institutions.

Dividends

During fiscal 2020 and 2021, our Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount (In thousands)	Payment Date

May 6, 2019	$0.27	May 17, 2019	$5,518	May 24, 2019
July 22, 2019	$0.27	August 2, 2019	$5,447	August 9, 2019
October 21, 2019	$0.27	November 4, 2019	$5,447	November 15, 2019
January 21, 2020	$0.27	February 3, 2020	$5,445	February 14, 2020

May 4, 2020	$0.28	May 15, 2020	$5,647	May 22, 2020
July 20, 2020	$0.28	July 31, 2020	$5,647	August 7, 2020
October 26, 2020	$0.28	November 9, 2020	$5,676	November 20, 2020
January 19, 2021	$0.28	February 1, 2021	$5,676	February 12, 2021

On July 23, 2018 the Company’s Board of Directors increased the quarterly dividend to $0.27 per share, on May 4, 2020, the Company’s Board of Directors declared an increased quarterly dividend from $0.27 to $0.28 per share, and on May 3, 2021, the Company’s Board of Directors declared an increased quarterly dividend from $0.28 to $0.30 per share, on its common stock. The $6.1 million dividend was paid on May 21, 2021, to shareholders of record at the close of business on May 14, 2021. The Company intends to continue to pay regular quarterly dividends; however, the declaration and payment of future dividends is discretionary and will be subject to a determination by the Board of Directors each quarter following its review of the Company’s financial performance.

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

There can be no assurances as to the precise number of shares that will be repurchased under the share repurchase plan, and the Company may discontinue the share repurchase plan at any time subject to compliance with applicable regulatory requirements. Shares purchased pursuant to the share repurchase plan will either be cancelled or held in the Company's treasury. On January 25, 2019 the Company’s Board of Directors authorized an additional $30.0 million under the repurchase plan. During fiscal 2020 the Company purchased and retired approximately 613,000 shares of its common stock for approximately $11.5 million, averaging approximately $18.73 per share. As of March 31, 2021, the Company had approximately $28.7 million remaining under the Company’s share repurchase plan. Since the inception of the share repurchase plan up to March 31, 2021, approximately 6.2 million shares have been repurchased under the plan for approximately $81.3 million, averaging approximately $13.11 per share.

Performance Graph

Set forth below is a line graph comparing the five-year cumulative performance of our Common Stock with the Nasdaq Composite, the Russell 2000, and our SIC Code 5912 (pharmacy peer group) from March 31, 2016 to March 31, 2021. The graph assumes that $100 was invested on March 31, 2016 in each of our Common Stock, the Nasdaq Composite, the Russell 2000, and the SIC Code 5912 (pharmacy peer group). Because we have historically paid dividends on a quarterly basis, the graph assumes that dividends were reinvested. The performance graph and related information below shall not be deemed “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Performance graph data:

	Fiscal Year Ended March 31,
	2016	2017	2018	2019	2020	2021
PetMed Express, Inc.	100.00	116.82	247.36	139.81	186.18	235.50
Nasdaq Composite	100.00	122.88	148.39	164.16	165.30	286.63
SIC Code 5912	100.00	86.14	69.12	64.58	61.80	80.01
Russell 2000	100.00	126.22	141.10	143.99	109.45	213.26

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2015 Outside Director Equity Compensation Restricted Stock Plan and 2016 Employee Equity Compensation Restricted Stock Plan as of March 31, 2021:

EQUITY COMPENSATION PLAN INFORMATION
(In thousands)
	Number of securities		Number of securities
	to be issued upon	Weighted average	remaining available
	exercise of outstanding	exercise price of	for future issuance
	options, warrants	outstanding options,	under equity
Plan category	and rights	warrants and rights	compensation plans

2015 Outside Director Equity Compensation Restricted Stock Plan	62	-	480	(1)

2016 Employee Equity Compensation Restricted Stock Plan	98	-	781

Total	160		1,261

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and notes thereto, and other financial information included elsewhere in this Annual Report on Form 10-K. The Consolidated Statements of Income data set forth below for the fiscal years ended March 31, 2021, 2020, and 2019 and the Consolidated Balance Sheet data as of March 31, 2021 and 2020 have been derived from our audited Consolidated Financial Statements which are included elsewhere in this Annual Report on Form 10-K. The Consolidated Statements of Income data set forth below for the fiscal years ended March 31, 2018 and 2017 and the Consolidated Balance Sheet data as of March 31, 2019, 2018 and 2017 have been derived from our audited Consolidated Financial Statements which are not included in this Annual Report on Form 10-K.

CONSOLIDATED STATEMENTS OF INCOME DATA
(In thousands, except for per share amounts)
	Fiscal Year Ended March 31,
	2021	2020	2019	2018	2017

Sales	$309,215	$284,125	$283,419	$273,800	$249,176
Cost of sales	219,267	202,879	188,105	175,993	169,862
Gross profit	89,948	81,246	95,314	97,807	79,314
Operating expenses	52,361	50,269	49,140	45,671	41,831
Net income	30,603	25,851	37,740	37,283	23,819
Net income per common share:
Basic	1.53	1.29	1.84	1.83	1.18
Diluted	1.52	1.29	1.84	1.82	1.17
Weighted average number of common shares outstanding:
Basic	20,060	20,041	20,461	20,346	20,232
Diluted	20,119	20,055	20,491	20,433	20,378
Cash dividends declared per common share	1.12	1.08	1.06	0.85	0.76

CONSOLIDATED BALANCE SHEET DATA
(In thousands)
	March 31,
	2021	2020	2019	2018	2017

Working capital	$116,252	$104,675	$107,805	$87,126	$63,430
Total assets	187,497	155,323	154,427	134,836	112,809
Total liabilities	46,216	25,313	19,747	19,105	19,443
Shareholders' equity	141,281	130,010	134,680	115,731	93,366

NON FINANCIAL DATA (UNAUDITED)
(In thousands)
	March 31,
	2021	2020	2019	2018	2017

New customers acquired	443	421	467	521	514
Total accumulated customers (1)	11,441	10,998	10,577	10,110	9,589

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

The Company markets its products through national advertising campaigns which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases. Approximately 84% of all sales were generated via the Internet in both fiscal 2021 and fiscal 2020. The twelve-month average purchase was approximately $89 per order for the fiscal year ended March 31, 2021, compared to $87 for the fiscal year ended March 31, 2020.

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

The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the un-collectability of accounts receivable by analyzing historical bad debts and current economic trends. The allowance for doubtful accounts was approximately $39,000 at March 31, 2021 compared to $59,000 at March 31, 2020.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or net realizable value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. The inventory reserve was approximately $86,000 and $45,000 at March 31, 2021 and 2020, respectively.

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

Results of Operations

The following should be read in conjunction with the Company’s Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Consolidated Statements of Comprehensive Income:

	Fiscal Year Ended March 31,

	2021	2020	2019

Sales	100.0%	100.0%	100.0%
Cost of sales	70.9	71.4	66.4

Gross profit	29.1	28.6	33.6

Operating expenses:
General and administrative	9.1	8.9	8.7
Advertising	7.0	8.0	7.8
Depreciation	0.8	0.8	0.8
Total operating expenses	16.9	17.7	17.3

Income from operations	12.2	10.9	16.3

Total other income	0.5	1.0	1.0

Income before provision for income taxes	12.7	11.9	17.3

Provision for income taxes	2.8	2.8	4.0

Net income	9.9%	9.1%	13.3%

Fiscal 2021 Compared to Fiscal 2020

COVID-19

We are dedicated to making every effort to ensure our customers’ pets receive the medications they need. We are also dedicated to making every effort to ensure the health and safety of our employees. We have continued with working from home where possible and enhanced disinfection and social distancing within our work place. The Company has been open during our normal business hours without any material disruptions to our operations. We have not seen any major disruptions in our supply chain, however we have experienced some delays in the delivery of some inventory items. See risk factor “The outbreak of the COVID-19 global pandemic and related government, private sector and individual consumer responsive actions may adversely affect our business operations, employee availability, financial performance, liquidity and cash flow for an unknown period of time” in Part I, Item 1A of this Form 10-K.

Sales

Sales increased by approximately $25.1 million, or 8.8%, to $309.2 million for the fiscal year ended March 31, 2021, from approximately $284.1 million for the fiscal year ended March 31, 2020. The increase in sales for the fiscal year ended March 31, 2021 was primarily due to increased reorder sales and new order sales. Fiscal 2021 started out with greater than expected e-commerce demand due to COVID-19, with consumers shifting their purchases to online, which positively impacted our reorder and new order sales during the year. In the latter half of fiscal 2021, veterinarian clinics and retail stores re-opened. The Company acquired approximately 443,000 new customers for the fiscal year ended March 31, 2021, compared to approximately 421,000 new customers for the same period the prior year. The following chart illustrates sales by various sales classifications:

Year Ended March 31,
Sales (In thousands)	2021	%	2020	%	$ Variance	% Variance

Reorder Sales	$272,648	88.2%	$248,560	87.5%	$24,088	9.7%
New Order Sales	$36,567	11.8%	$35,565	12.5%	$1,002	2.8%
Total Net Sales	$309,215	100.0%	$284,125	100.0%	$25,090	8.8%

Internet Sales	$259,404	83.9%	$238,054	83.8%	$21,350	9.0%
Contact Center Sales	$49,811	16.1%	$46,071	16.2%	$3,740	8.1%
Total Net Sales	$309,215	100.0%	$284,125	100.0%	$25,090	8.8%

Going forward sales may be adversely affected due to increased competition and consumers giving more consideration to price. The changes in consumer behavior post pandemic makes future sales somewhat challenging to predict. No guarantees can be made that sales will continue to grow in the future. The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm, and flea and tick medications. For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2021, the Company’s sales were approximately 31%, 25%, 21%, and 23%, respectively. For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2020, the Company’s sales were approximately 28%, 25%, 21%, and 26%, respectively.

Cost of sales

Cost of sales increased by approximately $16.4 million, or 8.1% to $219.3 million for the fiscal year ended March 31, 2021, from $202.9 million for the fiscal year ended March 31, 2020. The cost of sales increase can be directly related to the increase in sales during fiscal 2021. As a percentage of sales, cost of sales was 70.9% in fiscal 2021, as compared to 71.4% in fiscal 2020. The cost of sales percentage decrease can be attributed to the benefit of having direct relationships with all major manufacturers, which helped reduce product costs, and these manufacturers having minimum advertised price policies. In the future, cost of sales may be adversely impacted due to the major manufacturers shifting their rebate funding from discounting product costs to cooperative marketing rebates.

Gross profit

Gross profit increased by approximately $8.7 million, or 10.7%, to $89.9 million for the fiscal year ended March 31, 2021, from $81.2 million for the fiscal year ended March 31, 2020. The increase in gross profit can be directly related to the increase in sales during fiscal 2021. Gross profit as a percentage of sales for fiscal 2021 was 29.1% compared to 28.6% for fiscal 2020. The increase in gross profit percentage can be attributed to the benefit of having direct relationships with all major manufacturers, which helped reduce product costs, and these manufacturers having minimum advertised price policies. Going forward gross profit may be adversely affected due to increased competition and consumers giving more consideration to price. In the future, gross profit may also be adversely impacted due to the major manufacturers shifting their rebate funding from discounting product costs to cooperative marketing rebates.

General and administrative expenses

General and administrative expenses increased by approximately $3.0 million, or 12.0%, to $28.3 million for the fiscal year ended March 31, 2021 from $25.3 million for the fiscal year ended March 31, 2020. The increase in general and administrative expenses for the fiscal year ended March 31, 2021 was primarily due to the following: a $1.9 million increase in payroll expenses, due to increased sales and increased COVID-19 related work from home expenses, with $485,000 related to increased stock compensation expense due to the accelerated vesting of the Company’s former Chairman Robert Schweitzer’s unvested restricted stock upon his passing on February 23, 2021; a $619,000 increase in bank service fees due to increased sales; a $388,000 increase in property expenses related to the Company’s e-commerce platform; and a $207,000 increase in telephone expenses due to employees working from home in response to COVID-19. Offsetting the increase was a net decrease of $48,000 to other expenses which include insurance, professional fees, and bad debt expense. General and administrative expenses as a percentage of sales was 9.1% for the fiscal year ended March 31, 2021, compared to 8.9% for the fiscal year ended March 31, 2020.

Advertising expenses

Advertising expenses decreased by approximately $1.1 million to $21.6 million for the fiscal year ended March 31, 2021, from $22.7 million for the fiscal year ended March 31, 2020. The decrease in advertising expenses for fiscal 2021 was due to the Company receiving increased cooperative marketing funds from product manufacturers to offset our advertising expenses, within the terms of our contractual relationships. Overall advertising spending increased over the prior year, yet total net advertising expenses decreased due to increased cooperative advertising rebates. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $49 for the fiscal year ended March 31, 2021, compared to $54 for the fiscal year ended March 31, 2020. The decrease to customer acquisition costs for the fiscal year ended March 31, 2021 can also be attributed to receiving increased cooperative marketing funds from product manufacturers. Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, advertising spending, and price competition. Historically, the advertising environment fluctuates due to supply and demand. A more favorable advertising environment may positively impact future sales, whereas a less favorable advertising environment may negatively impact future sales. As a percentage of sales, advertising expense was 7.0% and 8.0% for the fiscal years ended March 31, 2021 and 2020, respectively. The decrease in advertising expense as a percentage of total sales for the fiscal year ended March 31, 2021 can be attributed to a decrease in advertising expenses and an increase in sales as compared to the same period in the prior year. The Company currently anticipates advertising as a percentage of sales to be approximately 7% for fiscal 2022. However, the advertising percentage may fluctuate quarter to quarter due to seasonality and advertising availability.

Depreciation

Depreciation expense for the fiscal year ended March 31, 2021 increased slightly to approximately $2.4 million from $2.3 million for the fiscal year ended March 31, 2020. This increase to depreciation expense for the fiscal year ended March 31, 2021 can be attributed to increased new property and equipment additions in fiscal 2021.

Other income

Other income decreased by approximately $1.3 million to $1.6 million for the fiscal year ended March 31, 2021, from $2.9 million for the fiscal year ended March 31, 2020. The decrease to other income was primarily related to decreased interest income due to decreased interest rates compared to the prior year. Interest income may decrease in the future as the Company utilizes its cash balances on its share repurchase plan, with approximately $28.7 million remaining at March 31, 2021, on any quarterly dividend payment, on its operating activities, or with further decreases in interest rates.

Provision for income taxes

For the fiscal years ended March 31, 2021 and 2020, the Company recorded an income tax provision of approximately $8.6 million and $8.0 million, respectively. The increase to the income tax provision for fiscal 2021 is related to an increase in operating income compared to fiscal 2020. The effective tax rate for the fiscal years ended March 31, 2021 and 2020 were 22.0% and 23.7%, respectively. The decrease to the effective rate for the fiscal year ended March 31, 2021 can be attributed to the Company receiving a one-time state income tax refund of $285,000 in the June 2020 quarter and a $135,000 income tax benefit related to restricted stock compensation in the September 2020 and March 2021 quarters, compared to a $322,000 income tax charge related to restricted stock compensation, which was recognized in the September 2019 quarter. The Company estimates its effective tax rate will be approximately 23.5% for fiscal 2022.

Net income

Net income increased by approximately $4.7 million, or 18.4%, to approximately $30.6 million for the fiscal year ended March 31, 2021 from approximately $25.9 million for the fiscal year ended March 31, 2020. The increase to net income was primarily related to an increase in gross profit, offset by an increase in operating expenses and a decrease to interest income during the fiscal year.

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

Liquidity and Capital Resources

The Company’s working capital at March 31, 2021 and 2020 was approximately $116.3 million and approximately $104.7 million, respectively. The $11.6 million increase in working capital was primarily attributable to cash flow generated by operations, offset by dividends paid in the period. Net cash provided by operating activities was $40.1 million and $38.8 million for the fiscal years ended March 31, 2021 and 2020, respectively. This change can be mainly attributed to an increase in the Company’s net income for the fiscal year ended March 31, 2021 and an increase to accounts payable, offset by an increase to inventory compared to the prior year. Net cash used in investing activities was $2.4 million and $2.3 million for the fiscal years ended March 31, 2021 and 2020, respectively. This change in investing activities is related to increased property and equipment additions acquired in fiscal 2021. The majority of the increase in property and equipment relates primarily to the Company’s new e-commerce platform. Net cash used in financing activities was $22.7 million and $33.3 million for the fiscal years ended March 31, 2021 and 2020, respectively. The decrease to financing activities relates to the Company purchasing approximately 613,000 shares of its common stock for approximately $11.5 million during fiscal 2020, compared to no share repurchases in fiscal 2021. The remaining change to financing activities related to an increase in the dividend paid in fiscal 2021, compared to the dividend paid in fiscal 2020. At March 31, 2021, the Company had approximately $28.7 million remaining under the Company’s share repurchase plan.

Subsequent to March 31, 2021, the Company’s Board of Directors declared an increased quarterly dividend from $0.28 to $0.30 per share on May 3, 2021. The Board established a May 14, 2021 record date and a May 21, 2021 payment date. Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan, on quarterly dividends, or on its operating activities.

At March 31, 2021 the Company had no material outstanding lease commitments. We are not currently bound by any long or short term agreements for the purchase or lease of capital expenditures. Any material amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any future increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Presently, we have approximately $2.0 million forecasted for capital expenditures in fiscal 2022, which will be funded through cash from operations. The Company’s primary source of working capital is cash from operations. The Company presently has no need for alternative sources of working capital, and has no commitments or plans to obtain additional capital.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at March 31, 2021.

Contractual Obligations and Commitments (In thousands)

The table and information below presents the Company’s significant obligations and commitments at March 31, 2021:

	Total	Less than 1 year	1-2 years	3-5 Years	More than 5 years

Executive employment contract	$215	$215	$-	$-	$-

Total obligations	$215	$215	$-	$-	$-

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and cash equivalents. At March 31, 2021, we had $118.7 million in cash and cash equivalents, primarily money market accounts. A majority of our cash and cash equivalents generates interest income based on prevailing interest rates.

A significant change in interest rates could impact the amount of interest income generated from our excess cash and cash equivalents. It would also impact the market value of our cash and cash equivalents. Our cash and cash equivalents are subject to market risk, primarily interest rate and credit risk. Our investments are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our investments to high-quality debt instruments with both short and long term maturities. We do not hold any derivative financial instruments that could expose us to significant market risk. At March 31, 2021, we had no debt obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PETMED EXPRESS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of PetMed Express, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PetMed Express, Inc. and its subsidiaries (the Company) as of March 31, 2021 and 2020, the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated May 25, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory Valuation

As described in Note 1 to the financial statements, the Company’s inventory balance was $34.4 million as of March 31, 2021. Inventory is stated at the lower of cost or net realizable value using a weighted average cost method.

We identified the valuation of inventory as a critical audit matter due to the complexity of the calculation associated with the weighted average cost method, the magnitude of the inventory balance, and increased audit effort in applying procedures to the calculation.

Our audit procedures related to the Company’s weighted average cost method for inventory included the following, among others:

●

We obtained an understanding of the relevant controls related to the weighted average cost method and tested such controls for design and operating effectiveness, including controls over the data inputs used in and mathematical accuracy of the calculation.

●	Selected a sample of inventory items and performed the following procedures:
o	Obtained the source information underlying the determination of the weighted average cost and verified the quantities and price agreed to third party invoices.
o	Recalculated the weighted average cost.

/s/ RSM US LLP

We have served as the Company’s auditor since 2007.

West Palm Beach, Florida

May 25, 2021

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for per share amounts)

	March 31,	March 31,
	2021	2020
ASSETS

Current assets:
Cash and cash equivalents	$118,718	$103,762
Accounts receivable, less allowance for doubtful accounts of $39 and $59, respectively	2,587	3,843
Inventories - finished goods	34,420	17,884
Prepaid expenses and other current assets	4,503	3,529
Prepaid income taxes	959	-

Total current assets	161,187	129,018

Noncurrent assets:
Property and equipment, net	25,450	25,445
Intangible assets	860	860

Total noncurrent assets	26,310	26,305

Total assets	$187,497	$155,323

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$39,548	$19,658
Accrued expenses and other current liabilities	5,387	4,214
Income taxes payable	-	471

Total current liabilities	44,935	24,343

Deferred tax liabilities	1,281	970

Total liabilities	46,216	25,313

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 5,000 shares authorized; 3 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized; 20,269 and 20,166 shares issued and outstanding, respectively	20	20
Additional paid-in capital	7,111	3,804
Retained earnings	134,141	126,177

Total shareholders' equity	141,281	130,010

Total liabilities and shareholders' equity	$187,497	$155,323

See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for per share amounts)

	Year Ended March 31,
	2021	2020	2019

Sales	$309,215	$284,125	$283,419
Cost of sales	219,267	202,879	188,105

Gross profit	89,948	81,246	95,314

Operating expenses:
General and administrative	28,293	25,264	24,767
Advertising	21,641	22,748	22,148
Depreciation	2,427	2,257	2,225
Total operating expenses	52,361	50,269	49,140

Income from operations	37,587	30,977	46,174

Other income (expense):
Interest income, net	314	1,747	1,864
Other, net	1,315	1,169	1,083
Total other income	1,629	2,916	2,947

Income before provision for income taxes	39,216	33,893	49,121

Provision for income taxes	8,613	8,042	11,381

Net income	$30,603	$25,851	$37,740

Net income per common share:
Basic	$1.53	$1.29	$1.84
Diluted	$1.52	$1.29	$1.84

Weighted average number of common shares outstanding:
Basic	20,060	20,041	20,461
Diluted	20,119	20,055	20,491

Cash dividends declared per common share	$1.12	$1.08	$1.06

See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended March 31, 2019, March 31, 2020, and March 31, 2021
(In thousands)

	Convertible		Common		Additional
	Preferred Stock		Stock		Paid-In	Retained
	Shares	Amounts	Shares	Amounts	Capital	Earnings	Total

Balance, March 31, 2018	3	$9	20,601	$21	$9,381	$106,320	$115,731

Issuance of restricted stock, net	-	-	73	-	-	-	-

Share based compensation	-	-	-	-	3,097	-	3,097

Dividends declared	-	-	-	-	-	(21,888)	(21,888)

Net income	-	-	-	-	-	37,740	37,740

Balance, March 31, 2019	3	9	20,674	21	12,478	122,172	134,680

Issuance of restricted stock, net	-	-	105	-	-	-	-

Share based compensation	-	-	-	-	2,822	-	2,822

Repurchased and retired shares	-	-	(613)	(1)	(11,496)	-	(11,497)

Dividends declared	-	-	-	-	-	(21,846)	(21,846)

Net income	-	-	-	-	-	25,851	25,851

Balance, March 31, 2020	3	9	20,166	20	3,804	126,177	130,010

Issuance of restricted stock, net	-	-	103	-	-	-	-

Share based compensation	-	-	-	-	3,307	-	3,307

Dividends declared	-	-	-	-	-	(22,639)	(22,639)

Net income	-	-	-	-	-	30,603	30,603

Balance, March 31, 2021	3	$9	20,269	$20	$7,111	$134,141	$141,281

See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	March 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$30,603	$25,851	$37,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,427	2,257	2,225
Share based compensation	3,307	2,822	3,097
Deferred income taxes	311	(151)	125
Bad debt expense	130	191	85
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Accounts receivable	1,126	(1,492)	(335)
Inventories - finished goods	(16,536)	3,486	1,967
Prepaid income taxes	(959)	582	206
Prepaid expenses and other current assets	(974)	(376)	(526)
Accounts payable	19,890	3,383	1,001
Accrued expenses and other current liabilities	1,221	1,820	(447)
Income taxes payable	(471)	471	-
Net cash provided by operating activities	40,075	38,844	45,138

Cash flows from investing activities:
Purchases of property and equipment	(2,432)	(2,311)	(620)
Net cash used in investing activities	(2,432)	(2,311)	(620)

Cash flows from financing activities:
Dividends paid	(22,687)	(21,803)	(21,925)
Repurchase and retirement of common stock	-	(11,497)	-
Net cash used in financing activities	(22,687)	(33,300)	(21,925)

Net increase in cash and cash equivalents	14,956	3,233	22,593

Cash and cash equivalents, at beginning of year	103,762	100,529	77,936

Cash and cash equivalents, at end of year	$118,718	$103,762	$100,529

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$10,018	$7,140	$11,051

Property and equipment in current assets	$-	$1,745	$-

Dividends payable in accrued expenses	$198	$246	$203

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

Organization

PetMed Express, Inc. and subsidiaries, d/b/a 1-800-PetMeds (the “Company”), is a leading nationwide pet pharmacy. The Company markets prescription and non-prescription pet medications, health products, and supplies for dogs, cats, and horses, direct to the consumer. The Company markets its products through national advertising campaigns, which aim to increase the recognition of the “1-800-PetMeds” brand name and “PetMeds” family of trademarks, increase traffic on its website at www.1800petmeds.com, acquire new customers, and maximize repeat purchases. Virtually all of the Company's sales are to residents in the United States. The Company’s corporate headquarters and distribution facility are located in Delray Beach, Florida. The Company's fiscal year end is March 31, and references herein to fiscal 2021, 2020, or 2019 refer to the Company's fiscal years ended March 31, 2021, 2020, and 2019, respectively.

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

The Company disaggregates revenue in the following two categories: (1) reorder revenue vs new order revenue, and (2) internet revenue vs contact center revenue. The following table illustrates revenue by various classifications:

Year Ended March 31,
Sales (In thousands)	2021	%	2020	%	$ Variance	% Variance

Reorder Sales	$272,648	88.2%	$248,560	87.5%	$24,088	9.7%
New Order Sales	$36,567	11.8%	$35,565	12.5%	$1,002	2.8%

Total Net Sales	$309,215	100.0%	$284,125	100.0%	$25,090	8.8%

Internet Sales	$259,404	83.9%	$238,054	83.8%	$21,350	9.0%
Contact Center Sales	$49,811	16.1%	$46,071	16.2%	$3,740	8.1%

Total Net Sales	$309,215	100.0%	$284,125	100.0%	$25,090	8.8%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies (Continued)

Year Ended March 31,
Sales (In thousands)	2020	%	2019	%	$ Variance	% Variance

Reorder Sales	$248,560	87.5%	$241,780	85.3%	$6,780	2.8%
New Order Sales	$35,565	12.5%	$41,639	14.7%	$(6,074)	-14.6%

Total Net Sales	$284,125	100.0%	$283,419	100.0%	$706	0.2%

Internet Sales	$238,054	83.8%	$240,034	84.7%	$(1,980)	-0.8%
Contact Center Sales	$46,071	16.2%	$43,385	15.3%	$2,686	6.2%

Total Net Sales	$284,125	100.0%	$283,419	100.0%	$706	0.2%

Virtually all of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize accounts receivable balances relative to sales. The Company had no material contract asset or liability balances as of March 31, 2021 and 2020.

The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the un-collectability of accounts receivable by analyzing historical bad debts and current economic trends. The allowance for doubtful accounts was approximately $39,000 at March 31, 2021 compared to $59,000 at March 31, 2020.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2021 and 2020 consisted of the Company’s cash accounts and money market accounts with a maturity of three months or less. The carrying amount of cash equivalents approximates fair value. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

Inventories

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or net realizable value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. The inventory reserve was approximately $86,000 and $45,000 at March 31, 2021 and 2020, respectively.

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

Intangible Assets

The intangible assets consist of a toll-free telephone number and an internet domain name. In accordance with the Accounting Standards Codification (“ASC”) Topic 350 (“Goodwill and Other Intangible Assets”) the intangible assets are not being amortized, and are subject to an annual review for impairment.

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

Comprehensive Income

The Company applies ASC Topic 220 (“Reporting Comprehensive Income”) which requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. For the fiscal years ended March 31, 2021, 2020 and 2019 the Company had no unrealized gains or losses.

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

The Company applies “Accounting for Uncertainty in Income Taxes” guidance to all tax positions for which the statute of limitations remains open. The Company files tax returns in the U.S. federal jurisdiction and Florida and Virginia.  With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years ending March 31, 2018, or earlier. Any interest and penalties related to income taxes will be recorded to other income (expenses).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies (Continued)

Business Concentrations

The Company purchases its products from a variety of sources, including certain manufacturers, domestic distributors, and wholesalers. We have multiple suppliers for each of our products to obtain the lowest cost. There were five suppliers from whom we purchased approximately 80% of all products in fiscal 2021. There were three suppliers from whom we purchased approximately 60% of all products in fiscal 2020.

Accounting for Share Based Compensation

The Company records compensation expense associated with restricted stock in accordance with ASC Topic 718 (“Share Based Payment”). The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of general and administrative expenses.

Recent Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying The Accounting for Income Taxes (“ASU 2019-12”). The Company is currently evaluating the impact of ASU 2019-12. The Company will adopt ASU 2019-12 on April 1, 2021. The adoption of this new standard will not have a material impact on our consolidated financial statements.

In March 2020, the Financial Accounting Standards Board issued ASU 2020-03, “Codification Improvements to Financial Instruments” (“ASU 2020-03”). ASU 2020-03 improves and clarifies various financial instruments topics. ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The Company will adopt ASU 2020-03 on April 1, 2022. The Company does not expect the adoption of this new standard to have a material impact on our consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

(2)	Property and Equipment

Major classifications of property and equipment consist of the following (in thousands):

	March 31,
	2021	2020

Building	$14,997	$14,997
Land	3,700	3,700
Building Improvements	2,834	2,823
Computer Software	5,621	6,043
Furniture, fixtures and equipment	8,626	8,536
	35,778	36,099
Less: accumulated depreciation	(10,328)	(10,654)

Property and equipment, net	$25,450	$25,445

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)	Valuation and Qualifying Accounts

Activity in the Company's valuation and qualifying accounts consists of the following (in thousands):

	Year Ended March 31,
	2021	2020	2019

Allowance for doubtful accounts:
Balance at beginning of period	$59	$39	$35
Provision for doubtful accounts	130	191	85
Write-off of uncollectible accounts receivable	(150)	(171)	(81)

Balance at end of year	$39	$59	$39

(4)	Accrued Expenses and Other Current Liabilities

Major classifications of accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,
	2021	2020

Accrued sales tax	$1,063	$627
Accrued credit card fees	456	494
Accrued salaries and benefits	1,525	1,242
Accrued merchandise credits / reward program	1,413	674
Accrued professional expenses	290	267
Accrued sales return allowance	220	244
Accrued dividends payable	198	246
Accrued real estate taxes	114	112
Other accrued liabilities	108	308

Accrued expenses and other current liabilities	$5,387	$4,214

(5)	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	March 31,
	2021	2020
Deferred tax assets:
Accrued expenses	$406	$287
Deferred stock compensation	321	469
Bad debt and inventory reserves	29	24

Total deferred tax assets	756	780

Deferred tax liabilities:
Property and equipment	(2,037)	(1,750)

Total net deferred tax liabilities	$(1,281)	$(970)

At March 31, 2021, the Company had no federal net operating loss carryforwards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)	Income Taxes (Continued)

The components of the income tax provision consist of the following (in thousands):

	Year Ended March 31,
	2021	2020	2019

Current taxes
Federal	$7,446	$7,352	$9,718
State	856	841	1,538
Total current taxes	8,302	8,193	11,256

Deferred taxes
Federal	279	(135)	108
State	32	(16)	17
Total deferred taxes	311	(151)	125

Total provision for income taxes	$8,613	$8,042	$11,381

The reconciliation of income tax provision computed at the U.S. federal statutory tax rates to income tax expense is as follows (in thousands):

	Year Ended March 31,
	2021	2020	2019

Income taxes at U.S. statutory rates	$8,235	$7,118	$10,315
State income taxes, net of federal tax benefit	708	649	1,233
Restricted stock (windfall) shortfall adjustment	(135)	322	(176)
Other	(195)	(47)	9

Total provision for income taxes	$8,613	$8,042	$11,381

In fiscal 2021 the Company recognized a stock compensation windfall benefit of approximately $135,000, and recognized a one-time benefit of approximately $194,000, related to a return to provision true up of the fiscal 2020 income tax provision. In fiscal 2020 the Company recognized a stock compensation shortfall charge of approximately $322,000, and recognized a one-time benefit of approximately $93,000, related to a return to provision true up of the fiscal 2019 income tax provision. In fiscal 2019 the Company recognized a stock compensation windfall benefit of approximately $176,000, and recognized a one-time charge of approximately $8,000 related to a return to provision true up of the fiscal 2018 income tax provision.

(6)	Shareholders’ Equity

Preferred Stock

In April 1998, the Company issued 250,000 shares of its $.001 par value preferred stock at a price of $4.00 per share, less issuance costs of $112,187. Each share of the preferred stock is convertible into approximately 4.05 shares of common stock at the election of the shareholder. The shares have a liquidation value of $4.00 per share and may pay dividends at the sole discretion of the Company. The Company does not anticipate paying dividends to the preferred shareholders in the foreseeable future. Each share of preferred stock is entitled to one vote on all matters submitted to a vote of shareholders of the Company. At March 31, 2021 and 2020, 2,500 shares of the convertible preferred stock remained unconverted and outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)	Shareholders’ Equity (Continued)

Share Repurchase Plan

On November 8, 2006, the Company's Board of Directors approved a share repurchase plan of up to $20.0 million. On October 31, 2008, November 1, 2010, and August 1, 2011, the Company’s Board of Directors approved an increase under the repurchase plan each for an additional $20.0 million. On January 25, 2019 the Company’s Board of Directors authorized an additional $30.0 million under the repurchase plan. The repurchase plan is intended to be implemented through purchases made from time to time in either the open market or through private transactions at the Company's discretion, subject to market conditions and other factors, in accordance with Securities and Exchange Commission requirements. There can be no assurances as to the precise number of shares that will be repurchased under the share repurchase plan, and the Company may discontinue the share repurchase plan at any time subject to compliance with applicable regulatory requirements. Shares purchased pursuant to the share repurchase plan will either be retired or held in the Company's treasury. During fiscal 2020 the Company purchased and retired approximately 613,000 shares of its common stock for approximately $11.5 million. During fiscal 2021 and 2019 the Company had no share repurchases. At March 31, 2021 the Company had approximately $28.7 million remaining under the Company’s share repurchase plan.

Dividends

On July 23, 2018 the Company’s Board of Directors increased the quarterly dividend to $0.27 per share, and on May 4, 2020 the Company’s Board of Directors increased the quarterly dividend to $0.28 per share, on its common stock. The Company intends to continue to pay regular quarterly dividends; however, the declaration and payment of future dividends is discretionary and will be subject to a determination by the Board of Directors each quarter following its review of the Company’s financial performance. During fiscal 2021, our Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount (In thousands)	Payment Date

May 4, 2020	$0.28	May 15, 2020	$5,647	May 22, 2020
July 20, 2020	$0.28	July 31, 2020	$5,647	August 7, 2020
October 26, 2020	$0.28	November 9, 2020	$5,676	November 20, 2020
January 19, 2021	$0.28	February 1, 2021	$5,676	February 12, 2021

(7)	Restricted Stock

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)         Restricted Stock (Continued)

At March 31, 2021, the Company had 972,175 restricted common shares issued under the 2006 Employee Plan, 219,039 restricted common shares issued under the 2016 Employee Plan, 272,000 restricted common shares issued under the 2006 Director Plan, and 172,500 restricted common shares issued under the 2015 Director Plan. The majority of shares were issued subject to a restriction or forfeiture period which lapses ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over a one to three-year restriction period. For the fiscal years ended March 31, 2021, 2020, and 2019, the Company recognized compensation expense related to the Employee and Director Plans of $3.3 million, $2.8 million, and $3.1 million, respectively. A summary of the Company’s non-vested restricted stock at March 31, 2021 is as follows (in thousands):

	Employee Plan Number of Shares	Director Plan Number of Shares	Both Plans Number of Shares

Non-vested restricted stock outstanding at March 31, 2020	109	74	183
Restricted stock granted	68	38	106
Restricted stock vested	(76)	(50)	(126)
Restricted stock forfeited or expired	(3)	-	(3)
Non-vested restricted stock outstanding at March 31, 2021	98	62	160

At March 31, 2021 and 2020, there were 160,117 and 182,695, non-vested restricted stock shares outstanding, respectively. During the fiscal years ended March 31, 2021 and 2020, the Company issued, net of forfeitures, 102,931 and 105,925 restricted shares, respectively. At March 31, 2021 and 2020, there were $2.5 million and $2.6 million of unrecognized compensation costs related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the remaining weighted average vesting period of 1.8 years for both fiscal 2021 and 2020, respectively.

(8)	Fair Value Measurements

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company’s cash equivalents are classified within Level 1. At March 31, 2021 and 2020 the Company had invested the majority of its cash and cash equivalents balance in money market funds (level 1).

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

	Year Ended March 31,
	2021	2020	2019

Net income (numerator):
Net income	$30,603	$25,851	$37,740
Shares (denominator)
Weighted average number of common shares outstanding used in basic computation	20,060	20,041	20,461
Common shares issuable upon the vesting of restricted stock	49	4	20
Common shares issuable upon conversion of preferred shares	10	10	10
Shares used in diluted computation	20,119	20,055	20,491
Net income per common share:
Basic	$1.53	$1.29	$1.84
Diluted	$1.52	$1.29	$1.84

At March 31, 2021, 2020, and 2019, 20,952, 72,120, and 126,751 shares of common restricted stock, respectively, were excluded from the computations of diluted net income per common share, as their inclusion would have had an anti-dilutive effect on diluted net income per common share.

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

Operating Leases

Upon acquisition of the Delray Beach property in January 2016, 48% of the property, approximately 88,000 square feet of the property was leased to two tenants. At March 31, 2021, the leases with these two tenants had a remaining weighted average lease term of 3.9 years. The Company recorded approximately $670,000 and $645,000 in rental revenue in fiscal 2021 and 2020, respectively, which was included in other income. The Company expects to receive the following future lease payments over the next five years: $689,000 in fiscal 2022; $710,000 in fiscal 2023; $731,000 in fiscal 2024, $566,000 in fiscal 2025, and $110,000 in fiscal 2026.

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

On July 12, 2019, the Company entered into Amendment No. 7 providing that in the event that a Change in Control (as was thereinafter defined) of the Company was to occur at any time, Mr. Akdag would have the right to terminate his employment for “Good Reason,” (as was thereinafter defined) upon thirty (30) days written notice given at any time within one (1) year after the occurrence of such event, and upon such termination Mr. Akdag would be entitled to a one-time payment of two times his salary as of the date of such termination. On July 31, 2020, the Company entered into Amendment No. 8 which extended Mr. Akdag’s contract for an additional year at an annual rate of $626,860 and granted Mr. Akdag 37,800 restricted shares, which vest on July 31, 2021, in accordance with the parameters of his executive compensation plan.

(11)	Employee Benefit Plan

The Company maintains a 401(k) Savings Plan for eligible employees.  The plan is a defined contribution plan that is administered by the Company. All regular, full-time employees are eligible for voluntary participation upon completing one year of service and having attained the age of 21.  The plan provides for growth in savings through contributions and income from investments.  It is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Plan participants are allowed to contribute a specified percentage of their base salary. In 2006, the Company approved a matching contribution which is funded subsequent to the calendar year. During the fiscal years ended March 31, 2021, 2020, and 2019, the Company charged $245,000, $211,000, and $192,000, respectively, of 401(k) matching contribution and administration expense to general and administrative expenses.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)	COVID-19 (Continued)

During fiscal 2021, the Company has been open during our normal business hours without any material disruptions to our operations. We have not seen any major disruptions in our supply chain, however we have experienced some delays in the delivery of some inventory items. We are dedicated to making every effort to ensure our customers’ pets receive the medications they need. We are also dedicated to making every effort to ensure the health and safety of our employees. We have continued with working from home where possible and enhanced disinfection and social distancing within our work place.

(13)	Related Party Transaction

The Company’s Board Chairman, Gian Fulgoni serves on the board of directors of Prophet, a brand and marketing consulting company, which PetMed Express, Inc. engaged with in March 2021 for $292,000. The Company expensed $32,000 in fiscal 2021, with the remaining $260,000 to be expensed in fiscal 2022. This transaction was approved by the Company’s Board of Directors, and the terms of this transaction were comparable to other engagements by Prophet.

(14)	Subsequent Events

On May 3, 2021, the Company’s Board of Directors declared an increased quarterly dividend from $0.28 to $0.30 per share on its common stock. The $6.1 million dividend was paid on May 21, 2021, to shareholders of record at the close of business on May 14, 2021.

(15)	Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data for fiscal 2021 and 2020 is as follows (in thousands, except for per share amounts):

Quarter Ended:	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021

Sales	$96,204	$75,436	$65,896	$71,679
Gross Profit	$26,785	$23,018	$19,623	$20,522
Income from operations	$9,436	$10,471	$9,293	$8,387
Net income	$7,768	$8,412	$7,611	$6,812
Diluted net income per common share	$0.39	$0.42	$0.38	$0.34

Quarter Ended:	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020

Sales	$79,988	$69,936	$59,915	$74,286
Gross Profit	$21,861	$20,002	$17,697	$21,686
Income from operations	$6,161	$8,371	$7,932	$8,513
Net income	$5,343	$6,665	$6,840	$7,003
Diluted net income per common share	$0.26	$0.33	$0.34	$0.35

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework - 2013. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of March 31, 2021.

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

May 25, 2021

/s/ Bruce S. Rosenbloom

Bruce S. Rosenbloom

Chief Financial Officer

May 25, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of PetMed Express, Inc. and subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited PetMed Express, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated May 25, 2021 expressed an unqualified opinion.

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
May 25, 2021

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2021, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date, that our disclosure controls and procedures were effective such that the information relating to PetMed Express, Inc., including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2021 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective, as of March 31, 2021, as stated in our report which is included herein. Our internal control over financial reporting as of March 31, 2021 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report which is contained in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fourth quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2021, relating to our 2021 Annual Meeting of Stockholders to be held on July 30, 2021, and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2021, relating to our 2021 Annual Meeting of Stockholders to be held on July 30, 2021, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item (other than information required by Item 201(d) of Regulation S-K with respect to equity compensation plans, which is set forth under Item 5. in this Annual Report on Form 10-K) will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2021, relating to our 2021 Annual Meeting of Stockholders to be held on July 30, 2021, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2021, relating to our 2021 Annual Meeting of Stockholders to be held on July 30, 2021, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2021, relating to our 2021 Annual Meeting of Stockholders to be held on July 30, 2021, and is incorporated herein by reference.

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
3.2

Articles of Amendment to the Amended and Restated Articles of Incorporation filed June 6, 2001 (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-K for the year ended March 31, 2015, filed May 22, 2015).

3.4	Second Amended and Restated By-Laws of PetMed Express, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed March 26, 2020).

(4) Instruments Defining the Rights of Security Holders

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 10-SB, File No. 000-28827, filed January 10, 2000).
4.2	Description of Securities (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-K for the year ended March 31, 2020, filed May 26, 2020).

(10) Material Contracts

10.1+	Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 10 of the Registrant’s Form 8-K filed March 30, 2001).
10.2+	Employment Letter with Bruce Rosenbloom dated May 30, 2001 (incorporated by reference to Exhibit 10.9 of the Registrant’s Form 8-K filed April 7, 2009).
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

10.6+

Amendment No. 1 to Offer Letter with Bruce Rosenbloom, Chief Financial Officer (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2017, filed October 31, 2017).

10.7+	Amendment Number 6 to Executive Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed May 13, 2019).
10.8+	Amendment Number 7 to Executive Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed July 12, 2019).
10.9+	Amendment Number 8 to Executive Employment Agreement with Menderes Akdag (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed August 3, 2020).

(21) Subsidiaries of Registrant

21.1	Subsidiaries of Registrant*

(23) Consents of Experts and Counsel

23.1	Consent of RSM US LLP*

(31)	Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*

(32)	Certifications

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350**

*Filed herewith

**Furnished herewith

+ Indicates a management contract or compensatory plan or arrangement

101.INS***	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH***	Inline XBRL Taxonomy Extension Schema Document

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	Inline XBRL Taxonomy Extension Definition LInkbase Document

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: May 25, 2021

PETMED EXPRESS, INC. (the “registrant”)

By:	/s/ Menderes Akdag
Menderes Akdag
Chief Executive Officer and President
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 25, 2021.

SIGNATURE	TITLE

/s/ Menderes Akdag	Chief Executive Officer and President (principal executive officer)
Menderes Akdag	Officer and Director

/s/ Gian M. Fulgoni	Chairman of the Board
Gian M. Fulgoni	Director

/s/ Bruce S. Rosenbloom	Chief Financial Officer and Treasurer (principal financial and accounting officer)
Bruce S. Rosenbloom	Officer

/s/ Ronald J. Korn	Director
Ronald J. Korn

/s/ Frank J. Formica	Director
Frank J. Formica

/s/ Leslie C.G. Campbell	Director
Leslie C.G. Campbell