Form 10-Q
period 2021-06-30
PETMED EXPRESS INC
filed 2021-07-30
CIK 1040130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,349,079 Common Shares, $.001 par value per share at July 30, 2021.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share amounts)

	June 30,	March 31,
	2021	2021
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$111,786	$118,718
Accounts receivable, less allowance for doubtful accounts of $33 and $39, respectively	2,162	2,587
Inventories - finished goods	29,174	34,420
Prepaid expenses and other current assets	4,061	4,503
Prepaid income taxes	-	959
Total current assets	147,183	161,187

Noncurrent assets:
Property and equipment, net	25,280	25,450
Intangible assets	860	860
Total noncurrent assets	26,140	26,310

Total assets	$173,323	$187,497

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$24,714	$39,548
Accrued expenses and other current liabilities	6,579	5,387
Income taxes payable	569	-
Total current liabilities	31,862	44,935

Deferred tax liabilities	1,114	1,281

Total liabilities	32,976	46,216

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 5,000 shares authorized; 3 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized; 20,270 and 20,269 shares issued and outstanding, respectively	20	20
Additional paid-in capital	7,829	7,111
Retained earnings	132,489	134,141

Total shareholders' equity	140,347	141,281

Total liabilities and shareholders' equity	$173,323	$187,497

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts) (Unaudited)

	Three Months Ended
	June 30,
	2021	2020

Sales	$79,312	$96,204
Cost of sales	57,532	69,419

Gross profit	21,780	26,785

Operating expenses:
General and administrative	8,041	7,754
Advertising	7,673	9,033
Depreciation	647	562
Total operating expenses	16,361	17,349

Income from operations	5,419	9,436

Other income:
Interest income, net	85	90
Other, net	284	255
Total other income	369	345

Income before provision for income taxes	5,788	9,781

Provision for income taxes	1,360	2,013

Net income	$4,428	$7,768

Net income per common share:
Basic	$0.22	$0.39
Diluted	$0.22	$0.39

Weighted average number of common shares outstanding:
Basic	20,109	19,984
Diluted	20,200	20,042

Cash dividends declared per common share	$0.30	$0.28

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income	$4,428	$7,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	647	562
Share based compensation	718	740
Deferred income taxes	(167)	(255)
Bad debt expense	29	33
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Accounts receivable	396	1,100
Inventories - finished goods	5,246	(25,187)
Prepaid income taxes	959	-
Prepaid expenses and other current assets	442	(737)
Accounts payable	(14,834)	1,317
Accrued expenses and other current liabilities	1,145	903
Income taxes payable	569	2,554
Net cash used in operating activities	(422)	(11,202)

Cash flows from investing activities:
Purchases of property and equipment	(477)	(145)
Net cash used in investing activities	(477)	(145)

Cash flows from financing activities:
Dividends paid	(6,033)	(5,594)
Net cash used in financing activities	(6,033)	(5,594)

Net decrease in cash and cash equivalents	(6,932)	(16,941)
Cash and cash equivalents, at beginning of period	118,718	103,762

Cash and cash equivalents, at end of period	$111,786	$86,821

Supplemental disclosure of cash flow information:

Dividends payable in accrued expenses	$245	$297

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:   Summary of Significant Accounting Policies

Organization

PetMed Express, Inc. and subsidiaries, d/b/a 1-800-PetMeds (the “Company”), is a leading nationwide pet pharmacy. The Company markets prescription and non-prescription pet medications, health products, and supplies for dogs, cats, and horses, direct to the consumer. The Company offers consumers an attractive alternative for obtaining pet medications in terms of convenience, price, and speed of delivery. The Company markets its products through national advertising campaigns, which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.petmeds.com, acquire new customers, and maximize repeat purchases. Substantially all of the Company’s sales are to residents in the United States. The Company’s corporate headquarters and distribution facility is located in Delray Beach, Florida. The Company’s fiscal year end is March 31, and references herein to fiscal 2022 or fiscal 2021 refer to the Company's fiscal years ending March 31, 2022 and 2021, respectively.

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at June 30, 2021, the Statements of Income for the three months ended June 30, 2021 and 2020, and Cash Flows for the three months ended June 30, 2021 and 2020. The results of operations for the three months ended June 30, 2021 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2022. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2021. The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated upon consolidation.

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

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplification and reduce the cost of accounting for income taxes (“ASU 2019-12”). The Company has adopted ASU 2019-12 on April 1, 2021. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

Note 2:   Revenue Recognition

The Company generates revenue by selling pet medication products and pet supplies mainly to retail customers. Certain pet supplies offered on the Company’s website are drop shipped to customers. The Company considers itself the principal in the arrangement because the Company controls the specified good before it is transferred to the customer. Revenue contracts contain one performance obligation, which is delivery of the product; customer care and support is deemed not to be a material right to the contract. The transaction price is adjusted at the date of sale for any applicable sales discounts and an estimate of product returns, which are estimated based on historical patterns, however this is not considered a key judgment. There are no amounts excluded from the variable consideration. Revenue is recognized when control transfers to the customer at the point in time in which the shipment of the product occurs. This key judgment is determined as the shipping point, which represents the point in time when the Company has a present right to payment, title has transferred to the customer, and the customer has assumed the risks and rewards of ownership.

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

The Company disaggregates revenue in the following two categories: (1) reorder revenue vs new order revenue, and (2) internet revenue vs. contact center revenue. The following table illustrates revenue by various classifications:

Three Months Ended June 30,
Revenue (In thousands)	2021	%	2020	%	$ Variance	% Variance

Reorder Sales	$70,937	89.4%	$80,425	83.6%	$(9,488)	-11.8%
New Order Sales	8,375	10.6%	15,779	16.4%	(7,404)	-46.9%

Total Net Sales	$79,312	100.0%	$96,204	100.0%	$(16,892)	-17.6%

Internet Sales	$66,447	83.8%	$81,511	84.7%	$(15,064)	-18.5%
Contact Center Sales	12,865	16.2%	14,693	15.3%	(1,828)	-12.4%

Total Net Sales	$79,312	100.0%	$96,204	100.0%	$(16,892)	-17.6%

Virtually all of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize the accounts receivable balances relative to sales. The Company had no material contract asset or liability balances as of June 30, 2021 or March 31, 2021.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands, except for per share amounts):

	Three Months Ended June 30,
	2021	2020
Net income (numerator):
Net income	$4,428	$7,768

Shares (denominator):

Weighted average number of common shares outstanding used in basic computation	20,109	19,984
Common shares issuable upon vesting of restricted stock	81	48
Common shares issuable upon conversion of preferred shares	10	10
Shares used in diluted computation	20,200	20,042

Net income per common share:

Basic	$0.22	$0.39
Diluted	$0.22	$0.39

For the three months ended June 30, 2021 and 2020, 22,248 and 72,120 shares of common restricted stock, respectively, were excluded from the computations of diluted net income per common share, as their inclusion would have had an anti-dilutive effect on diluted net income per common share.

Note 4:   Accounting for Stock-Based Compensation

The Company records compensation expense associated with restricted stock in accordance with ASC Topic 718 (“Share Based Payment”) (ASU 2016-09). The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of general and administrative expenses. The Company had 972,175 restricted common shares issued under the 2006 Employee Equity Compensation Restricted Stock Plan (“2006 Employee Plan”), 218,180 restricted common shares issued under the 2016 Employee Equity Compensation Restricted Stock Plan (“2016 Employee Plan” and collectively referred to with the 2006 Employee Plan as the “Employee Plans”), 272,000 restricted common shares issued under the 2006 Outside Director Equity Compensation Restricted Stock Plan (“2006 Director Plan”), and 173,880 restricted common shares issued under the 2015 Outside Director Equity Compensation Restricted Stock Plan (“2015 Director Plan”, and collectively referred to with the 2006 Director Plan as the “Director Plans”) at June 30, 2021, all shares of which were issued subject to a restriction or forfeiture period that lapses ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the one to three-year restriction period.

The Company issued 1,380 shares of restricted stock during the quarter ended June 30, 2021 and no shares were issued during the quarter ended June 30, 2020. For the quarters ended June 30, 2021 and 2020, the Company recognized $718,000 and $740,000, respectively, of compensation expense related to the Employee and Director Plans. At both June 30, 2021 and 2020, there was $1.9 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the next one to three years. On June 30, 2021 and 2020, there were 160,638 and 182,695 non-vested restricted shares, respectively.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. At June 30, 2021, the Company had invested the majority of its $111.8 million cash and cash equivalents balance in money market funds which are classified within level 1.

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

Note 7:   Changes in Shareholders’ Equity:

Changes in shareholders’ equity for the three months ended June 30, 2021 is summarized below (in thousands):

	Additional
	Paid-In	Retained
	Capital	Earnings

Beginning balance at March 31, 2021:	$7,111	$134,141
Share based compensation	718	-
Dividends declared	-	(6,080)
Net income	-	4,428

Ending balance at June 30, 2021:	$7,829	$132,489

Changes in shareholders’ equity for the three months ended June 30, 2020 is summarized below (in thousands):

	Additional
	Paid-In	Retained
	Capital	Earnings

Beginning balance at March 31, 2020:	$3,804	$126,177
Share based compensation	740	-
Dividends declared	-	(5,647)
Net income	-	7,768

Ending balance at June 30, 2020:	$4,544	$128,298

There were no shares of common stock that were purchased or retired in the quarter ended June 30, 2021 or 2020. At June 30, 2021, the Company had approximately $28.7 million remaining under the Company’s share repurchase plan.

Note 8:   Income Taxes

For the quarters ended June 30, 2021 and 2020, the Company recorded an income tax provision of approximately $1.4 million and $2.0 million, respectively. The decrease to the income tax provision for the quarter ended June 30, 2021 is related to a decrease in operating income during the quarter. The effective tax rate for the quarter ended June 30, 2021 was approximately 23.5%, compared to approximately 20.6% for the quarter ended June 30, 2020. The increase in the effective rate for the quarter ended June 30, 2021 is due to the Company receiving a one-time state income tax refund of $285,000 during the quarter ended June 30, 2020.

Note 9:   Related Party Transaction

The Company’s Board Chairman, Gian Fulgoni serves on the board of directors of Prophet, a brand and marketing consulting company, which the Company engaged with in March 2021 for $292,000. The Company expensed $32,000 in fiscal 2021 and $260,000 in the quarter ended June 30, 2021. This transaction was approved by the Company’s Board of Directors with terms that are considered to be comparable to those with an unrelated 3rd party.

Note 10:   Subsequent Events

On May 28, 2021, the Board of Directors notified Menderes Akdag that the Company would not extend Mr. Akdag’s employment agreement with the Company, and the employment agreement would therefore end on July 30, 2021, in accordance with the scheduled end date of the agreement. On July 3, 2021, the Board of Directors appointed Bruce S. Rosenbloom the Company’s Chief Financial Officer, as Interim Chief Executive Officer and President of the Company, effective upon Menderes Akdag’s, the current Chief Executive Officer and President, departure until a permanent successor Chief Executive Officer is appointed. Regarding Mr. Rosenbloom’s additional responsibilities while serving as Interim Chief Executive Officer and President, he will receive an additional cash stipend of $10,000 per month, payable pro-rata at the end of his term as Interim Chief Executive Officer and President.

On July 26, 2021, the Board of Directors declared a quarterly dividend of $0.30 per share. The Board established an August 6, 2021 record date and an August 13, 2021 payment date. Based on the outstanding share balance as of July 30, 2021 the Company estimates the dividend payable to be approximately $6.1 million.

On July 30, 2021, the Board of Directors approved the issuance of 41,745 restricted shares to certain employees of the Company, pursuant to the 2016 Employee Plan. The Board also approved the issuance of 37,500 restricted shares to the independent directors, pursuant to the 2015 Director Plan.

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

The Company markets its products through national advertising campaigns which aim to increase the recognition of the “1-800-PetMeds” brand name, and “PetMeds” family of trademarks, increase traffic on its website at www.petmeds.com, acquire new customers, and maximize repeat purchases. Approximately 84% of all sales were generated via the Internet for the quarter ended June 30, 2021, compared to 85% for the quarter ended June 30, 2020. The Company’s sales consist of products sold mainly to retail consumers. The three-month average purchase was approximately $95 and $89 per order for the quarters ended June 30, 2021 and 2020, respectively.

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

Revenue recognition

The Company generates revenue by selling pet medication products and pet supplies mainly to retail customers. Certain pet supplies offered on the Company’s website are drop shipped to customers. The Company considers itself the principal in the arrangement because the Company controls the specified good before it is transferred to the customer. Revenue contracts contain one performance obligation, which is delivery of the product; customer care and support is deemed not to be a material right to the contract. The transaction price is adjusted at the date of sale for any applicable sales discounts and an estimate of product returns, which are estimated based on historical patterns, however this is not considered a key judgment. There are no amounts excluded from the variable consideration. Revenue is recognized when control transfers to the customer at the point in time in which the shipment of the product occurs. This key judgment is determined as the shipping point, which represents the point in time where the Company has a present right to payment, title has transferred to the customer, and the customer has assumed the risks and rewards of ownership.

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

The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the un-collectability of accounts receivable by analyzing historical bad debts and current economic trends. The allowance for doubtful accounts was approximately $33,000 at June 30, 2021, compared to $39,000 at March 31, 2021.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or net realizable value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. The inventory reserve was approximately $73,000 at June 30, 2021 compared to $86,000 at March 31, 2021.

Advertising

The Company's advertising expense consists primarily of Internet marketing, direct mail/print, and television advertising. Internet costs are expensed in the month incurred and direct mail/print advertising costs are expensed when the related brochures and postcards are produced, distributed, or superseded. Television advertising costs are expensed in the month advertisements are televised.

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

Results of Operations

The following should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended
	June 30,
	2021	2020

Sales	100.0%	100.0%
Cost of sales	72.5	72.2

Gross profit	27.5	27.8

Operating expenses:
General and administrative	10.2	8.1
Advertising	9.7	9.4
Depreciation	0.8	0.5
Total operating expenses	20.7	18.0

Income from operations	6.8	9.8

Total other income	0.5	0.4

Income before provision for income taxes	7.3	10.2

Provision for income taxes	1.7	2.1

Net income	5.6%	8.1%

Three Months Ended June 30, 2021 Compared With Three Months Ended June 30, 2020

COVID-19

We are dedicated to making every effort to ensure our customers’ pets receive the medications they need. We are also dedicated to making every effort to ensure the health and safety of our employees. We have continued with working from home where possible and enhanced disinfection and social distancing within our work place. The Company has been open during our normal business hours without any material disruptions to our operations. We have not seen any major disruptions in our supply chain, however we have experienced some delays in the delivery of some inventory items. See risk factor “The recent outbreak of the COVID-19 global pandemic and related government, private sector and individual consumer responsive actions may adversely affect our business operations, employee availability, financial performance, liquidity and cash flow for an unknown period of time” in Part I, Item 1A of our Form 10-K for the year ended March 31, 2021.

Sales

Sales decreased by approximately $16.9 million, or 17.6%, to approximately $79.3 million for the quarter ended June 30, 2021, from approximately $96.2 million for the quarter ended June 30, 2020. The decrease in sales for the three months ended June 30, 2021 was due to decreased new order and reorder sales. Sales for the quarter ended June 30, 2021 were impacted by a much more competitive environment, and a crowded advertising market which had substantially higher advertising costs compared to the same quarter in the prior year. Veterinary visits increased dramatically during the quarter compared to being down significantly during the quarter ended June 30, 2020, due to the pandemic. The Company acquired approximately 92,000 new customers for the quarter ended June 30, 2021 compared to approximately 186,000 new customers for the quarter ended June 30, 2020. The following table illustrates sales by various sales classifications:

Three Months Ended June 30,
Revenue (In thousands)	2021	%	2020	%	$ Variance	% Variance

Reorder Sales	$70,937	89.4%	$80,425	83.6%	$(9,488)	-11.8%
New Order Sales	8,375	10.6%	15,779	16.4%	(7,404)	-46.9%

Total Net Sales	$79,312	100.0%	$96,204	100.0%	$(16,892)	-17.6%

Internet Sales	$66,447	83.8%	$81,511	84.7%	$(15,064)	-18.5%
Contact Center Sales	12,865	16.2%	14,693	15.3%	(1,828)	-12.4%

Total Net Sales	$79,312	100.0%	$96,204	100.0%	$(16,892)	-17.6%

Going forward sales may be adversely affected due to increased competition and consumers giving more consideration to price. No guarantees can be made that sales will grow in the future. The majority of our product sales are affected by the seasons, due to the seasonality of mainly flea and tick and heartworm medications. For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2021, the Company’s sales were approximately 31%, 25%, 21%, and 23%, respectively as a percentage of annual sales.

Cost of sales

Cost of sales decreased by approximately $11.9 million, or 17.1%, to approximately $57.5 million for the quarter ended June 30, 2021, from approximately $69.4 million for the quarter ended June 30, 2020. The cost of sales decrease can be directly related to the decrease in sales during the quarter ended June 30, 2021. As a percentage of sales, cost of sales was 72.5% and 72.2% for the quarters ended June 30, 2021 and 2020, respectively. The cost of sales percentage increase was adversely impacted due to the major manufacturers shifting their rebate funding from discounting product costs to cooperative marketing rebates.

Gross profit

Gross profit decreased by approximately $5.0 million, or 18.7%, to approximately $21.8 million for the quarter ended June 30, 2021, from approximately $26.8 million for the quarter ended June 30, 2020. Gross profit as a percentage of sales was 27.5% and 27.8% for the quarters ended June 30, 2021 and 2020, respectively. The gross profit percentage decrease for the quarter can also be attributed to the major manufacturers shifting their rebate funding from discounting product costs to cooperative marketing rebates.

General and administrative expenses

General and administrative expenses increased by approximately $287,000, or 3.7%, to approximately $8.0 million for the quarter ended June 30, 2021, from approximately $7.8 million for the quarter ended June 30, 2020. During the quarter ended June 30, 2021, the Company incurred a charge of $717,000 related to the CEO’s separation agreement and $260,000 related to brand and marketing professional fees. Including the charges mentioned above, the increase in general and administrative expenses for the three months ended June 30, 2021 was due to the following, a $339,000 increase in professional fees, a $114,000 increase in payroll expenses, and a $90,000 increase in property expenses. Offsetting the increase was a $222,000 decrease to bank service fees and a net decrease of $34,000 which included telephone and other expenses.

Advertising expenses

Advertising expenses decreased by approximately $1.4 million, or 15.1%, to approximately $7.7 million for the quarter ended June 30, 2021, from approximately $9.0 million for the quarter ended June 30, 2020. Overall advertising spending for the quarter increased over the same quarter the prior year, yet total net advertising decreased due to increased cooperative marketing rebates. During the quarter ended June 30, 2021, while the pandemic was abating and many retail stores were re-opening, the advertising market was rapidly recovering with demand driving up advertising prices dramatically. As a result, our advertising for the June 2021 quarter was less effective in its ability to attract new customers. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $83 for the quarter ended June 30, 2021 compared to $48 for the quarter ended June 30, 2020. The increase was due to a substantial increase in advertising costs, compared to the same quarter in the prior year. The advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, advertising spending, and price competition. Historically, the advertising environment fluctuates due to supply and demand. A more favorable advertising environment may positively impact future new order sales, whereas a less favorable advertising environment may negatively impact future new order sales.

As a percentage of sales, advertising expense was 9.7% and 9.4% for the quarters ended June 30, 2021 and 2020, respectively. The increase in advertising expense as a percentage of total sales for the quarter ended June 30, 2021 can be mainly attributed to decreased sales and a reduction in advertising efficiency, due to a crowded advertising space as compared to the quarter ended June 30, 2020. The advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.

Depreciation

Depreciation expense was $647,000 and $562,000 for the quarters ended June 30, 2021 and 2020, respectively. This increase to depreciation expense for the quarter ended June 30, 2021 can be attributed to increased new property and equipment additions during the quarter.

Other income

Other income increased to approximately $369,000 for the quarter ended June 30, 2021 compared to approximately $345,000 for the quarter ended June 30, 2020. The increase to other income for the quarter ended June 30, 2021 is primarily related to increased advertising income. Interest income may decrease in the future as the Company utilizes its cash balances on its share repurchase plan, with approximately $28.7 million remaining as of June 30, 2021, on any quarterly dividend payment, or on its operating activities.

Provision for income taxes

For the quarters ended June 30, 2021 and 2020, the Company recorded an income tax provision of approximately $1.4 million and $2.0 million, respectively. The decrease to the income tax provision for the quarter ended June 30, 2021 is related to a decrease in operating income during the quarter. The effective tax rate for the quarter ended June 30, 2021 was approximately 23.5%, compared to approximately 20.6% for the quarter ended June 30, 2020. The increase in the effective rate for the quarter ended June 30, 2021 is due to the Company receiving a one-time state income tax refund of $285,000, during the quarter ended June 30, 2020. The Company estimates its effective rate will be approximately 23.5% for fiscal 2022.

Liquidity and Capital Resources

The Company’s working capital at June 30, 2021 and March 31, 2021 was $115.3 million and $116.3 million, respectively. The $1.0 million decrease in working capital was primarily attributable to an increase in dividends paid during the period, offset by a reduction to income generated by operations. Net cash used in operating activities was $422,000 for the three months ended June 30, 2021, compared to $11.2 million for the three months ended June 30, 2020. This change is due to a reduction in net income and a decrease in accounts payable, offset by a decrease in inventories. Net cash used in investing activities was $477,000 for the three months ended June 30, 2021, compared to $145,000 used in investing activities for the three months ended June 30, 2020. This change in investing activities is related to increased property and equipment additions acquired in the quarter. Net cash used in financing activities was $6.0 million for the quarter ended June 30, 2021 compared to $5.6 million for the quarter ended June 30, 2020, this increase was due to an increased dividend rate from $0.28 to $0.30 during the quarter ended June 30, 2021.

As of June 30, 2021, the Company had approximately $28.7 million remaining under the Company’s share repurchase plan. On July 26, 2021 our Board of Directors declared a $0.30 per share dividend. The Board established an August 6, 2021 record date and an August 13, 2021 payment date. Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan, on quarterly dividends, or on its operating activities.

As of June 30, 2021, the Company had no material outstanding lease commitments. We are not currently bound by any long- or short-term agreements for the purchase or lease of capital expenditures. Any material amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Presently, we have approximately $1.5 million forecasted for capital expenditures for the remainder of fiscal 2022, the majority of which will be invested in our e-commerce platform to better service our customers, which will be funded through cash from operations. The Company’s primary source of working capital is cash from operations. The Company presently has no need for alternative sources of working capital, and has no commitments or plans to obtain additional capital.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at June 30, 2021.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and cash equivalents. At June 30, 2021, we had $111.8 million in cash and cash equivalents, and the majority of our cash and cash equivalents generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and cash equivalents. It would also impact the market value of our cash and cash equivalents. Our cash and cash equivalents are subject to market risk, primarily interest rate and credit risk. Our cash and cash equivalents are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our cash and cash equivalents to high-quality cash and cash equivalents with both short- and long-term maturities. We do not hold any derivative financial instruments that could expose us to significant market risk. At June 30, 2021, we had no debt obligations.

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15 promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended June 30, 2021, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective such that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act: (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our Annual Report on Form 10-K for fiscal 2021 for additional information concerning these and other uncertainties that could negatively impact the Company.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not make any sales of unregistered securities during the first quarter of fiscal 2022.

Issuer Purchases of Equity Securities

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS

The following exhibits are filed as part of this report.

31.1

Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2021, Commission File No. 000-28827).

31.2

Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2021, Commission File No. 000-28827).

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2021, Commission File No. 000-28827).

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

Date: July 30, 2021

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

JUNE 30, 2021

_______________________

EXHIBITS

_______________________