Form 10-Q
period 2021-09-30
PETMED EXPRESS INC
filed 2021-11-02
CIK 1040130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,942,929 Common Shares, $.001 par value per share at November 2, 2021.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share amounts)

	September 30,	March 31,
	2021	2021
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$106,562	$118,718
Accounts receivable, less allowance for doubtful accounts of $28 and $39, respectively	1,854	2,587
Inventories - finished goods, net	19,733	34,420
Prepaid expenses and other current assets	4,397	4,503
Prepaid income taxes	899	959
Total current assets	133,445	161,187

Noncurrent assets:
Property and equipment, net	25,081	25,450
Intangible assets	860	860
Total noncurrent assets	25,941	26,310

Total assets	$159,386	$187,497

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$11,183	$39,548
Accrued expenses and other current liabilities	5,089	5,387
Total current liabilities	16,272	44,935

Deferred tax liabilities	1,627	1,281

Total liabilities	17,899	46,216

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 5,000 shares authorized; 3 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized; 20,943 and 20,269 shares issued and outstanding, respectively	21	20
Additional paid-in capital	8,711	7,111
Retained earnings	132,746	134,141

Total shareholders' equity	141,487	141,281

Total liabilities and shareholders' equity	$159,386	$187,497

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Sales	$67,386	$75,436	$146,698	$171,640
Cost of sales	48,212	52,418	105,744	121,837

Gross profit	19,174	23,018	40,954	49,803

Operating expenses:
General and administrative	6,958	6,809	14,999	14,563
Advertising	3,435	5,131	11,108	14,164
Depreciation	694	607	1,341	1,169
Total operating expenses	11,087	12,547	27,448	29,896

Income from operations	8,087	10,471	13,506	19,907

Other income:
Interest income, net	74	66	159	156
Other, net	170	338	454	593
Total other income	244	404	613	749

Income before provision for income taxes	8,331	10,875	14,119	20,656

Provision for income taxes	1,982	2,463	3,342	4,476

Net income	$6,349	$8,412	$10,777	$16,180

Net income per common share:
Basic	$0.31	$0.42	$0.53	$0.81
Diluted	$0.31	$0.42	$0.53	$0.81

Weighted average number of common shares outstanding:
Basic	20,178	20,063	20,144	20,024
Diluted	20,568	20,154	20,384	20,098

Cash dividends declared per common share	$0.30	$0.28	$0.60	$0.56

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income	$10,777	$16,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,341	1,169
Share based compensation	1,600	1,513
Deferred income taxes	346	408
Bad debt expense	58	61
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Accounts receivable	675	1,570
Inventories - finished goods	14,687	(3,567)
Prepaid income taxes	60	-
Prepaid expenses and other current assets	106	916
Accounts payable	(28,365)	(3,600)
Accrued expenses and other current liabilities	(210)	391
Income taxes payable	-	147
Net cash provided by operating activities	1,075	15,188

Cash flows from investing activities:
Purchases of property and equipment	(972)	(1,193)
Net cash used in investing activities	(972)	(1,193)

Cash flows from financing activities:
Dividends paid	(12,259)	(11,413)
Net cash used in financing activities	(12,259)	(11,413)

Net (decrease) increase in cash and cash equivalents	(12,156)	2,582
Cash and cash equivalents, at beginning of period	118,718	103,762

Cash and cash equivalents, at end of period	$106,562	$106,344

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$2,935	$4,206

Dividends payable in accrued expenses	$110	$126

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:   Summary of Significant Accounting Policies

Organization

PetMed Express, Inc. and subsidiaries, d/b/a PetMeds (the “Company”), is a leading nationwide pet pharmacy. The Company markets prescription and non-prescription pet medications, health products, and supplies for dogs, cats, and horses, direct to the consumer. The Company offers consumers an attractive alternative for obtaining pet medications in terms of convenience, price, speed of delivery, and valued customer service. The Company markets its products through national advertising campaigns, which aim to increase the recognition of the “PetMeds” brand name, increase traffic on its website at www.petmeds.com, acquire new customers, and maximize repeat purchases. Virtually all of the Company’s sales are to residents in the United States. The Company’s corporate headquarters and distribution facility is located in Delray Beach, Florida. The Company’s fiscal year end is March 31, and references herein to fiscal 2022 or fiscal 2021 refer to the Company's fiscal years ending March 31, 2022 and 2021, respectively.

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at September 30, 2021, the Statements of Income for the three and six months ended September 30, 2021 and 2020, and Cash Flows for the six months ended September 30, 2021 and 2020. The results of operations for the three and six months ended September 30, 2021 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2022. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2021. The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated upon consolidation.

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

The Company disaggregates revenue in the following two categories: (1) Reorder revenue vs new order revenue, and (2) Internet revenue vs. contact center revenue. The following table illustrates revenue by various classifications:

Three Months Ended September 30,
Sales (In thousands)	2021	%	2020	%	$ Variance	% Variance

Reorder Sales	$62,016	92.0%	$67,761	89.8%	$(5,745)	-8.5%
New Order Sales	5,370	8.0%	7,675	10.2%	(2,305)	-30.0%

Total Net Sales	$67,386	100.0%	$75,436	100.0%	$(8,050)	-10.7%

Internet Sales	$55,961	83.0%	$62,697	83.1%	$(6,736)	-10.7%
Contact Center Sales	11,425	17.0%	12,739	16.9%	(1,314)	-10.3%

Total Net Sales	$67,386	100.0%	$75,436	100.0%	$(8,050)	-10.7%

Six Months Ended September 30,
Sales (In thousands)	2021	%	2020	%	$ Variance	% Variance

Reorder Sales	$132,953	90.6%	$148,186	86.3%	$(15,233)	-10.3%
New Order Sales	13,745	9.4%	23,454	13.7%	(9,709)	-41.4%

Total Net Sales	$146,698	100.0%	$171,640	100.0%	$(24,942)	-14.5%

Internet Sales	$122,408	83.4%	$144,208	84.0%	$(21,800)	-15.1%
Contact Center Sales	24,290	16.6%	27,432	16.0%	(3,142)	-11.5%

Total Net Sales	$146,698	100.0%	$171,640	100.0%	$(24,942)	-14.5%

Virtually all of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize the accounts receivable balances relative to sales. The Company had no material contract asset or contract liability balances as of September 30, 2021 or March 31, 2021.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net income (numerator):
Net income	$6,349	$8,412	$10,777	$16,180
Shares (denominator):
Weighted average number of common shares outstanding used in basic computation	20,178	20,063	20,144	20,024
Common shares issuable upon vesting of restricted stock	380	81	230	64
Common shares issuable upon conversion of preferred shares	10	10	10	10
Shares used in diluted computation	20,568	20,154	20,384	20,098
Net income per common share:
Basic	$0.31	$0.42	$0.53	$0.81
Diluted	$0.31	$0.42	$0.53	$0.81

For the three and six months ended September 30, 2021, 115,219 shares of common restricted stock were excluded from the computations of diluted net income per common share, as their inclusion would have had an anti-dilutive effect on diluted net income per common share. For the three and six months ended September 30, 2020, 25,136 shares of common restricted stock were excluded from the computations of diluted net income per common share, as their inclusion would have had an anti-dilutive effect on diluted net income per common share.

Note 4:   Stock-Based Compensation

The Company records compensation expense associated with restricted stock in accordance with ASC Topic 718 (“Share Based Payment”) (ASU 2016-09). The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of general and administrative expenses. The Company had 861,275 restricted common shares issued under the 2016 Employee Equity Compensation Restricted Stock Plan (“2016 Employee Plan”) and 203,880 restricted common shares issued under the 2015 Outside Director Equity Compensation Restricted Stock Plan (“2015 Director Plan”) at September 30, 2021, all shares of which were issued subject to a restriction or forfeiture period that lapses ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the three-year restriction period.

In July 2021, the Company issued 41,745 restricted shares to certain employees of the Company under the 2016 Employee Plan, with a fair value of $31.39 per share. In August 2021, the Company issued 90,000 restricted shares and 510,000 performance restricted shares to the Company’s CEO, in accordance with the CEO’s employment agreement, under the 2016 Employee Plan. The fair value of the 90,000 restricted shares issuance was valued at $28.70 per share. The value of the 510,000 performance restricted shares issuance was valued by a third party valuation firm, and these shares were valued at $9.7 million, or $19.06 per share. The valuation firm utilized a Monte Carlo model to value the 510,000 performance restricted shares and looked at several other factors such as historical stock price volatility. In July 2021, the Company issued 37,500 restricted shares to directors of the Company under the 2015 Director Plan, with a fair value of $31.39 per share. In September 2021, the Company issued 1,350 restricted shares to a certain employee of the Company under the 2016 Employee Plan, with a fair value of $26.87 per share.

For the quarters ended September 30, 2021 and 2020, the Company recognized $882,000 and $772,000, respectively, of compensation expense related to the 2016 Employee and 2015 Director Plans. For the six months ended September 30, 2021 and 2020, the Company recognized $1.6 million and $1.5 million, respectively, of compensation expense related to the 2016 Employee and 2015 Director Plans. At September 30, 2021 and 2020, there was $15.8 million and $4.4 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the next three years. All stock-based compensation expense is recognized as a payroll-related expense and it is included within the general and administrative expenses line item within the income statement, and the offset is included in the additional paid-in capital line item of the balance sheet. At September 30, 2021 and 2020 there were approximately 734,669 and 177,876 non-vested restricted shares, respectively.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. At September 30, 2021, the Company had invested virtually all of its $106.6 million cash and cash equivalents balance in money market funds which are classified within level 1.

Note 6:   Changes in Shareholders’ Equity

Changes in shareholders’ equity for the six months ended September 30, 2021 and 2020 are summarized below (in thousands):

		Additional
	Common	Paid-In	Retained
	Stock	Capital	Earnings

Beginning balance at March 31, 2021:	$20	$7,111	$134,141
Share based compensation	-	718	-
Dividends declared	-	-	(6,080)
Net income	-	-	4,428

Ending balance at June 30, 2021:	$20	$7,829	$132,489

Shares Issued	1
Share based compensation	-	882	-
Dividends declared	-	-	(6,092)
Net income	-	-	6,349

Ending balance at September 30, 2021:	$21	$8,711	$132,746

Note 6:   Changes in Shareholders’ Equity (Continued)

		Additional
	Common	Paid-In	Retained
	Stock	Capital	Earnings

Beginning balance at March 31, 2020:	$20	$3,804	$126,177
Share based compensation	-	740	-
Dividends declared	-	-	(5,647)
Net income	-	-	7,768

Ending balance at June 30, 2020:	$20	$4,544	$128,298

Share based compensation	-	773	-
Dividends declared	-	-	(5,647)
Net income	-	-	8,412

Ending balance at September 30, 2020:	$20	$5,317	$131,063

During the six months ended September 30, 2021 and 2020, there were no shares of common stock that were purchased or retired. At September 30, 2021, the Company had approximately $28.7 million remaining under the Company’s share repurchase plan.

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

Employment Agreement

On August 25, 2021, Mathew N. Hulett was appointed as Chief Executive Officer and President of the Company and as a member of the Board of Directors, and the Company entered into an employment agreement with Mr. Hulett to serve as the Company’s Chief Executive Officer and President, effective as of August 30, 2021. The employment agreement is for an initial term of three (3) years commencing on August 30, 2021 and will automatically renew for successive one (1) year terms, or for longer periods as mutually agreed upon by the parties, unless the employment agreement is expressly cancelled by either Mr. Hulett or the Company sixty (60) days prior to the end of the then current term, or is otherwise terminated as provided in the agreement. The employment agreement provides that Mr. Hulett will receive an annual base salary of $500,000, subject to periodic review for increases with the approval of the Board of Directors.

Mr. Hulett will be eligible to participate in the standard employee benefit plans generally available to executives and employees of the Company, including health insurance, life and disability insurance, restricted stock under the Company’s equity compensation plan(s), 401(k) plan, and paid time off and paid holidays. The Company will also reimburse Mr. Hulett for his documented business expenses incurred in connection with his employment pursuant to the Company's standard reimbursement expense policy and practices. The Company will not pay for any withholding taxes related to restricted stock compensation. The employment agreement contains certain rights of Mr. Hulett and the Company to terminate Mr. Hulett’s employment, including termination by the Company for “Cause” as defined in the employment agreement, and termination by Mr. Hulett for “Good Reason” as defined in the employment agreement within twelve (12) months of a Change in Control as defined in the employment agreement. Mr. Hulett is also entitled to severance pay equal to twelve (12) months of Mr. Hulett’s current base salary and eighteen (18) months of health insurance benefits in the event of his termination by the Company without Cause, or termination by Mr. Hulett for Good Reason within twelve (12) months of a Change in Control. The foregoing severance benefits are conditioned upon Mr. Hulett’s execution of a release of claims and compliance with certain restrictive covenants. The employment agreement contains customary non-disclosure and non-solicitation provisions as well as a one (1) year non-compete following the termination of the agreement.

On August 30, 2021, Mr. Hulett also received an award of 90,000 shares of restricted stock (“RSU”) under the Company’s 2016 Employee Plan, which stock restrictions will lapse pro rata on each of August 30, 2022, August 30, 2023 and August 30, 2024, which are subject to forfeiture in the event of termination of employment (except as provided in the RSU agreement). Mr. Hulett also received an award of 510,000 shares of performance restricted stock (“PSU”) under the 2016 Employee Plan, which stock restrictions will lapse on the third anniversary of the date of grant based on (i) achieving absolute stock price hurdles within the three-year period from the date of grant, and (ii) continued employment through the performance period of three years from the date of grant, in accordance with the following schedule:

Absolute Stock Price Hurdle	Shares	Cumulative Shares
$40	85,000	85,000
$45	107,000	192,000
$50	106,000	298,000
$55	106,000	404,000
$60	106,000	510,000

Should none of the above absolute stock price hurdles be met during the three-year period from the date of grant no shares would vest. Once the absolute stock price hurdle is achieved, it will be considered to have met the absolute stock price hurdle, regardless of the stock price on the third anniversary of the date of grant. The absolute stock price hurdle would be considered to have been met if the average closing stock price of the Company is at or above the absolute stock price hurdle for a period of ninety (90) consecutive trading days. If the shares would be considered to have met the absolute stock price hurdle, they will only vest on the third anniversary of date of grant, subject to Mr. Hulett’s continued employment through the performance period of three years from the date of grant (except as provided in the PSU agreement).

In the event of Mr. Hulett’s termination of employment by the Company without Cause, or termination by Mr. Hulett for Good Reason within twelve (12) months of a Change in Control, or upon the executive’s Disability, Mr. Hulett would be entitled to the following:

(a)

a portion of the PSU award would vest to Mr. Hulett based on actual performance (absolute stock price hurdles) achieved up until the date of such termination; any PSU shares not having met the absolute stock price hurdles would be forfeited, and

(b)

the restrictions on the RSU award will lapse on a pro rata portion (number of days elapsed in vesting year/365) of the current year’s restricted stock (if not already lapsed) on the date of such event; any RSU shares related to the remainder of the current year’s restriction period, or to a future year’s restriction period, would be forfeited.

Note 8:   Income Taxes

For the quarters ended September 30, 2021 and 2020, the Company recorded an income tax provision of approximately $2.0 million and $2.5 million, respectively, and for the six months ended September 30, 2021 and 2020, respectively, the Company recorded an income tax provision of approximately $3.3 million and $4.5 million, respectively. The decrease in the income tax provision for the three and six months ended September 30, 2021 is related to a decrease in operating income during the periods. The effective tax rate for the quarter ended September 30, 2021 was approximately 23.8%, compared to 22.6% for the quarter ended September 30, 2020, and the effective tax rate for the six months ended September 30, 2021 was approximately 23.7% compared to 21.7% for the six months ended September 30, 2020. The increase to the effective tax rate for the quarter ended September 30, 2021 can be attributed to more non-deductible expenses in the September quarter. The increase to the effective tax rate for the six months ended September 30, 2021 can be attributed to the Company receiving a one-time state income tax refund of $285,000 in the June 2020 quarter.

Note 9:   Related Party Transaction

The Company’s Board Chairman, Gian Fulgoni serves on the board of directors of Prophet, a brand and marketing consulting company, which the Company engaged with in March 2021 for $292,000. The Company expensed $32,000 in fiscal 2021 and $260,000 in fiscal 2022. This transaction was approved by the Company’s Board of Directors with terms that are considered to be comparable to those with an unrelated third party.

Note 10:   Subsequent Events

On October 25, 2021 our Board of Directors declared a quarterly dividend of $0.30 per share. The Board of Directors established a November 8, 2021 record date and a November 19, 2021 payment date. Based on the outstanding share balance as of October 31, 2021 the Company estimates the dividend payable to be approximately $6.3 million.

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

The Company markets its products through national advertising campaigns which aim to increase the recognition of the “PetMeds” brand name, increase traffic on its website at www.petmeds.com, acquire new customers, and maximize repeat purchases. Approximately 83% of all sales were generated via the Internet for both the quarters ended September 30, 2021 and 2020. The Company’s sales consist of products sold mainly to retail consumers. The three-month average purchase was approximately $92 and $87 per order for the quarters ended September 30, 2021 and 2020, respectively, and the six-month average purchase was approximately $93 and $88 per order for the six months ended September 30, 2021 and 2020, respectively.

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

The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the un-collectability of accounts receivable by analyzing historical bad debts and current economic trends. The allowance for doubtful accounts was approximately $28,000 at September 30, 2021 compared to $39,000 at March 31, 2021.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or market value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. The inventory reserve was approximately $49,000 at September 30, 2021 compared to $86,000 at March 31, 2021.

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

Results of Operations

The following should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.5	69.5	72.1	71.0

Gross profit	28.5	30.5	27.9	29.0

Operating expenses:
General and administrative	10.4	9.0	10.2	8.4
Advertising	5.1	6.8	7.6	8.3
Depreciation	1.0	0.8	0.9	0.7
Total operating expenses	16.5	16.6	18.7	17.4

Income from operations	12.0	13.9	9.2	11.6

Total other income	0.4	0.5	0.4	0.4

Income before provision for income taxes	12.4	14.4	9.6	12.0

Provision for income taxes	3.0	3.2	2.3	2.6

Net income	9.4%	11.2%	7.3%	9.4%

Three Months Ended September 30, 2021 Compared With Three Months Ended September 30, 2020, and Six Months Ended September 30, 2021 Compared With Six Months Ended September 30, 2020

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

Sales

Sales decreased by approximately $8.1 million, or 10.7%, to approximately $67.4 million for the quarter ended September 30, 2021, from approximately $75.4 million for the quarter ended September 30, 2020. For the six months ended September 30, 2021, sales decreased by approximately $24.9 million, or 14.5%, to approximately $146.7 million compared to $171.6 million for the six months ended September 30, 2020. The decrease in sales for the quarter and six months ended September 30, 2021 was primarily due to decreased new orders and reorder sales. Sales for the quarter and six months ended September 30, 2021 were impacted by a much more competitive environment, and a crowded advertising market which had substantially higher advertising costs compared to the same periods in the prior year. Veterinary visits increased during the quarter compared to being down during the prior year, due to the pandemic. We believe the increase in veterinary visits was primarily due to pet owners needing to visit their veterinarian for their pets’ annual exam in order to renew their prescriptions, as many veterinarians were closed due to the pandemic. The Company acquired approximately 65,000 new customers for the quarter ended September 30, 2021, compared to approximately 96,000 new customers for the same period the prior year. For the six months ended September 30, 2021 the Company acquired approximately 157,000 new customers, compared to 282,000 new customers for the six months ended September 30, 2020. The following chart illustrates sales by various sales classifications:

Three Months Ended September 30,
Sales (In thousands)	2021	%	2020	%	$ Variance	% Variance

Reorder Sales	$62,016	92.0%	$67,761	89.8%	$(5,745)	-8.5%
New Order Sales	5,370	8.0%	7,675	10.2%	(2,305)	-30.0%

Total Net Sales	$67,386	100.0%	$75,436	100.0%	$(8,050)	-10.7%

Internet Sales	$55,961	83.0%	$62,697	83.1%	$(6,736)	-10.7%
Contact Center Sales	11,425	17.0%	12,739	16.9%	(1,314)	-10.3%

Total Net Sales	$67,386	100.0%	$75,436	100.0%	$(8,050)	-10.7%

Six Months Ended September 30,
Sales (In thousands)	2021	%	2020	%	$ Variance	% Variance

Reorder Sales	$132,953	90.6%	$148,186	86.3%	$(15,233)	-10.3%
New Order Sales	13,745	9.4%	23,454	13.7%	(9,709)	-41.4%

Total Net Sales	$146,698	100.0%	$171,640	100.0%	$(24,942)	-14.5%

Internet Sales	$122,408	83.4%	$144,208	84.0%	$(21,800)	-15.1%
Contact Center Sales	24,290	16.6%	27,432	16.0%	(3,142)	-11.5%

Total Net Sales	$146,698	100.0%	$171,640	100.0%	$(24,942)	-14.5%

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

Cost of sales

Cost of sales decreased by approximately $4.2 million, or 8.0%, to approximately $48.2 million for the quarter ended September 30, 2021, from approximately $52.4 million for the quarter ended September 30, 2020. For the six months ended September 30, 2021, cost of sales decreased by approximately $16.1 million, or 13.2%, to approximately $105.7 million compared to $121.8 million for the same period in the prior year. The cost of sales decreases can be directly related to the decreases to sales during the three and six months ended September 30, 2021. As a percentage of sales, cost of sales was 71.5% and 69.5% for the quarters ended September 30, 2021 and 2020, respectively, and for the six months ended September 30, 2021 and 2020 cost of sales was 72.1% and 71.0%, respectively. The cost of sales percentage for the quarter and six months were adversely impacted due to the major manufacturers shifting their rebate funding from discounting product costs to cooperative marketing rebates.

Gross profit

Gross profit decreased by approximately $3.8 million, or 16.7%, to approximately $19.2 million for the quarter ended September 30, 2021, from approximately $23.0 million for the quarter ended September 30, 2020. For the six months ended September 30, 2021 gross profit decreased by approximately $8.8 million, or 17.8%, to approximately $41.0 million, compared to $49.8 million for the same period in the prior year. The decrease in gross profit is directly related to a decrease in sales during the quarter and six months ended September 30, 2021. Gross profit as a percentage of sales was 28.5% and 30.5% for the three months ended September 30, 2021 and 2020, respectively, and for the six months ended September 30, 2021 and 2020, gross profit as a percentage of sales was 27.9% and 29.0%, respectively. The gross profit percentage decreases for the quarter and the six months can also be attributed to the major manufacturers shifting their rebate funding from discounting product costs to cooperative marketing rebates.

General and administrative expenses

General and administrative expenses increased by approximately $149,000, or 2.2%, to approximately $6.9 million for the quarter ended September 30, 2021, from approximately $6.8 million for the quarter ended September 30, 2020. The increase in general and administrative expenses for the quarter ended September 30, 2021 was primarily due to the following: a $114,000 increase to other expenses, relating to increasing a state sales tax related accrual during the period; an $80,000 increase in professional fees; and a $24,000 increase in travel related expenses, offset by a net decrease of $69,000 which included decreases in bank service fees and property expenses. For the six months ended September 30, 2021, general and administrative expenses increased by approximately $436,000, or 3.0%, to approximately $14.9 million, compared to $14.6 million for the same period the prior year. The increase in general and administrative expenses for the six months ended September 30, 2021 was primarily due to the following: a $418,000 increase in professional fees, with $260,000 related to brand and marketing consultation; a $114,000 increase to other expenses, relating to increasing a state sales tax related accrual during the period; offset by a net decrease of $96,000 primarily related to a reduction in bank service fees due to a decrease in sales.

Advertising expenses

Advertising expenses decreased by approximately $1.7 million, or 33%, to approximately $3.4 million for the quarter ended September 30, 2021, from approximately $5.1 million for the quarter ended September 30, 2020. For the six months ended September 30, 2021, advertising expenses decreased by approximately $3.1 million, or 22%, to approximately $11.1 million compared to advertising expenses of approximately $14.2 million for the six months ended September 30, 2020. The decrease in advertising expenses for the three months ended September 30, 2021 was due to management’s decision to reduce advertising spend in the quarter. During the quarter and six months ended September 30, 2021, while the pandemic was abating and many retail stores were re-opening, the advertising market was rapidly recovering with demand driving up advertising prices dramatically. As a result, our advertising for the three and six months ended September 30, 2021 was less effective in its ability to attract new customers.

The advertising costs of acquiring a new customer, defined as advertising expense divided by new customers acquired, was relatively flat, approximately $54 for the quarters ended September 30, 2021 and 2020, and $71 for the six months ended September 30, 2021 compared to $50 for the six months ended September 30, 2020. The increase for the six month ended September 30, 2021, was due to a substantial increase in advertising prices. The advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, advertising spending, and price competition. Historically, the advertising environment fluctuates due to supply and demand. A more favorable advertising environment may positively impact future new order sales, whereas a less favorable advertising environment may negatively impact future new order sales. As a percentage of sales, advertising expense was 5.1% and 6.8% for the quarters ended September 30, 2021 and 2020, and for the six months ended September 30, 2021 and 2020 advertising expense was 7.6% and 8.3%, respectively. The decrease in advertising expense as a percentage of total sales for the three and six months ended September 30, 2021 can be mainly attributed to decreased sales and a reduction in advertising expense. The advertising percentage will fluctuate quarter to quarter due to seasonality, advertising availability, and return on investment requirements.

Depreciation

Depreciation expense increased by approximately $87,000 to approximately $694,000 for the quarter ended September 30, 2021, from approximately $607,000 for the quarter ended September 30, 2020. For the six months ended September 30, 2021 and 2020 depreciation expense was approximately $1.3 and $1.2 million, respectively. The increase to depreciation expense for the quarter and six months ended September 30, 2021 can be attributed to new property and equipment additions during the same periods.

Other income

Other income decreased by approximately $160,000 to approximately $244,000 for the quarter ended September 30, 2021 from approximately $404,000 for the quarter ended September 30, 2020. For the six months ended September 30, 2021 other income decreased by approximately $136,000 to approximately $613,000 compared to approximately $749,000 for the same period in the prior year. The decrease to other income for the quarter and six months ended September 30, 2021 is primarily related to decrease in advertising income. Interest income may decrease in the future as the Company utilizes its cash balances on its share repurchase plan, with approximately $28.7 million remaining as of September 30, 2021, on any quarterly dividend payment or on its operating activities.

Provision for income taxes

For the quarters ended September 30, 2021 and 2020, the Company recorded an income tax provision of approximately $2.0 million and $2.5 million, respectively, and for the six months ended September 30, 2021 and 2020, the Company recorded an income tax provision of approximately $3.3 million and $4.5 million, respectively. The decrease in the income tax provision for the three and six months ended September 30, 2021 is related to a decrease in operating income during the periods. The effective tax rate for the quarter ended September 30, 2021 was approximately 23.8%, compared to 22.6% for the quarter ended September 30, 2020, and the effective tax rate for the six months ended September 30, 2021 was approximately 23.7% compared to 21.7% for the six months ended September 30, 2020. The increase to the effective tax rate for the quarter ended September 30, 2021 can be attributed to more non-deductible expenses in the September quarter. The increase to the effective tax rate for the six months ended September 30, 2021 can be attributed to the Company receiving a one-time state income tax refund of $285,000 in the June 2020 quarter.

Liquidity and Capital Resources

The Company’s working capital at September 30, 2021 and March 31, 2021 was $117.2 million and $116.3 million, respectively. The approximately $900,000 increase in working capital was primarily attributable to income generated by operations and a reduction to accounts payable, offset by dividends paid in the period. Net cash provided by operating activities was $1.1 million and $15.2 million for the six months ended September 30, 2021 and 2020, respectively. This change is primarily due to a reduction in net income and a decrease in accounts payable, offset by a decrease in inventories. Net cash used in investing activities was $972,000 for the six months ended September 30, 2021, compared to net cash used in investing activities of $1.2 million for the six months ended September 30, 2020. This change in investing activities is related to an increase in property and equipment additions in the six months ended September 30, 2021. Net cash used in financing activities was $12.3 million for the six months ended September 30, 2021, compared to $11.4 million for the same period in the prior year. The change to financing activities relates to an increase in the dividend paid in the six months ended September 30, 2021, compared to the prior period. At September 30, 2021, the Company had approximately $28.7 million remaining under the Company’s share repurchase plan.

Subsequent to September 30, 2021, on October 25, 2021 our Board of Directors declared a $0.30 per share dividend. The Board of Directors established a November 8, 2021 record date and a November 19, 2021 payment date. Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan, on dividends, or on its operating activities.

At September 30, 2021, the Company had no material outstanding lease commitments. We are not currently bound by any long- or short-term agreements for the purchase or lease of capital expenditures. Any material amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Presently, we have approximately $1.0 million forecasted for capital expenditures for the remainder of fiscal 2022, the majority of which will be invested in our e-commerce platform to better service our customers, which will be funded through cash from operations. The Company’s primary source of working capital is cash from operations. The Company presently has no need for alternative sources of working capital, and has no commitments or plans to obtain additional capital.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at September 30, 2021.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The book values of cash and cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and cash equivalents. At September 30, 2021, we had $106.6 million in cash and cash equivalents, and the majority of our cash and cash equivalents generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and cash equivalents. It would also impact the market value of our cash and cash equivalents. Our cash and cash equivalents are subject to market risk, primarily interest rate and credit risk. Our cash and cash equivalents are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our cash and cash equivalents to high-quality cash and cash equivalents with both short- and long-term maturities. We do not hold any derivative financial instruments that could expose us to significant market risk. At September 30, 2021, we had no debt obligations.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15 promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended September 30, 2021, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective such that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act: (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our Annual Report on Form 10-K for Fiscal Year 2021 for additional information concerning these and other uncertainties that could negatively impact the Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not make any sales of unregistered securities during the second quarter of Fiscal 2022.

Issuer Purchases of Equity Securities

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

The following exhibits are filed as part of this report.

31.1

Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2021, Commission File No. 000-28827).

31.2

Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2021, Commission File No. 000-28827).

32.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2021, Commission File No. 000-28827).

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

PETMED EXPRESS, INC.
(The “Registrant”)

Date: November 2, 2021

By:	/s/ Mathew N. Hulett
Mathew N. Hulett

Chief Executive Officer and President
(principal executive officer)

By:	/s/ Bruce S. Rosenbloom
Bruce S. Rosenbloom

Chief Financial Officer
(principal financial and accounting officer)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

_______________________

PETMED EXPRESS, INC

_______________________

FORM 10-Q

FOR THE QUARTER ENDED:

SEPTEMBER 30, 2021

_______________________

EXHIBITS

_______________________