Form 10-Q
period 2021-12-31
PETMED EXPRESS INC
filed 2022-02-04
CIK 1040130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,978,529 Common Shares, $.001 par value per share at February 4, 2022.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share amounts)

	December 31, 2021	March 31, 2021
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$108,911	$118,718
Accounts receivable, less allowance for doubtful accounts of $19 and $39, respectively	1,267	2,587
Inventories - finished goods	27,640	34,420
Prepaid expenses and other current assets	3,216	4,503
Prepaid income taxes	1,870	959
Total current assets	142,904	161,187

Noncurrent assets:
Property and equipment, net	24,665	25,450
Intangible assets	860	860
Total noncurrent assets	25,525	26,310

Total assets	$168,429	$187,497

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$21,935	$39,548
Accrued expenses and other current liabilities	4,330	5,387
Total current liabilities	26,265	44,935

Deferred tax liabilities	1,262	1,281

Total liabilities	27,527	46,216

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; 3 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $0.001 par value, 40,000 shares authorized; 20,957 and 20,269 shares issued and outstanding, respectively	21	20
Additional paid-in capital	10,151	7,111
Retained earnings	130,721	134,141

Total shareholders' equity	140,902	141,281

Total liabilities and shareholders' equity	$168,429	$187,497

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020

Sales	$60,717	$65,896	$207,415	$237,536
Cost of sales	42,992	46,273	148,736	168,110

Gross profit	17,725	19,623	58,679	69,426

Operating expenses:
General and administrative	7,541	6,487	22,540	21,050
Advertising	4,327	3,221	15,435	17,385
Depreciation	710	622	2,051	1,791
Total operating expenses	12,578	10,330	40,026	40,226

Income from operations	5,147	9,293	18,653	29,200

Other income:
Interest income, net	84	73	243	229
Other, net	287	345	741	938
Total other income	371	418	984	1,167

Income before provision for income taxes	5,518	9,711	19,637	30,367

Provision for income taxes	1,261	2,100	4,603	6,576

Net income	$4,257	$7,611	$15,034	$23,791

Net income per common share:
Basic	$0.21	$0.38	$0.75	$1.19
Diluted	$0.21	$0.38	$0.74	$1.18

Weighted average number of common shares outstanding:
Basic	20,208	20,094	20,165	20,047
Diluted	20,329	20,104	20,365	20,100

Cash dividends declared per common share	$0.30	$0.28	$0.90	$0.84

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net income	$15,034	$23,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,051	1,791
Share based compensation	3,040	2,294
Deferred income taxes	(19)	353
Bad debt expense	104	84
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Accounts receivable	1,216	1,928
Inventories - finished goods	6,780	(10,281)
Prepaid income taxes	(911)	-
Prepaid expenses and other current assets	1,287	(983)
Accounts payable	(17,613)	2,211
Accrued expenses and other current liabilities	(1,188)	286
Income taxes payable	-	152
Net cash provided by operating activities	9,781	21,626

Cash flows from investing activities:
Purchases of property and equipment	(1,266)	(1,848)
Net cash used in investing activities	(1,266)	(1,848)

Cash flows from financing activities:
Dividends paid	(18,322)	(17,039)
Net cash used in financing activities	(18,322)	(17,039)

Net (decrease) increase in cash and cash equivalents	(9,807)	2,739
Cash and cash equivalents, at beginning of period	118,718	103,762

Cash and cash equivalents, at end of period	$108,911	$106,501

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$5,580	$6,356

Dividends payable in accrued expenses	$329	$174

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

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at December 31, 2021, the Statements of Income for the three and nine months ended December 31, 2021 and 2020, and Cash Flows for the nine months ended December 31, 2021 and 2020. The results of operations for the three and nine months ended December 31, 2021 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2022. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2021. The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated upon consolidation.

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

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board issued ASU 2020-03, “Codification Improvements to Financial Instruments” (“ASU 2020-03”). ASU 2020-03 improves and clarifies various financial instruments topics. ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The Company will adopt ASU 2020-03 on April 1, 2022. The Company does not expect the adoption of this new standard to have a material impact on our Condensed Consolidated Financial Statements.

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

Outbound shipping and handling fees are an accounting policy election and are included in sales as the Company considers itself the principal in the arrangement given responsibility for supplier selection and discretion over pricing. Shipping costs associated with outbound freight after control over a product has transferred to a customer are an accounting policy election and are accounted for as fulfillment costs and are included in cost of sales.

The Company disaggregates revenue in the following two categories: (1) Reorder revenue vs. new order revenue, and (2) Internet revenue vs. contact center revenue. The following table illustrates revenue by various classifications:

Three Months Ended December 31,
Revenue (In thousands)	2021	%	2020	%	$ Variance	% Variance

Reorder Sales	$56,307	92.7%	$60,233	91.4%	$(3,926)	-6.5%
New Order Sales	4,410	7.3%	5,663	8.6%	(1,253)	-22.1%

Total Net Sales	$60,717	100.0%	$65,896	100.0%	$(5,179)	-7.9%

Internet Sales	$51,305	84.5%	$54,984	83.4%	$(3,679)	-6.7%
Contact Center Sales	9,412	15.5%	10,912	16.6%	(1,500)	-13.7%

Total Net Sales	$60,717	100.0%	$65,896	100.0%	$(5,179)	-7.9%

Nine Months Ended December 31,
Sales (In thousands)	2021	%	2020	%	$ Variance	% Variance

Reorder Sales	$189,260	91.2%	$208,419	87.7%	$(19,159)	-9.2%
New Order Sales	18,155	8.8%	29,117	12.3%	(10,962)	-37.6%

Total Net Sales	$207,415	100.0%	$237,536	100.0%	$(30,121)	-12.7%

Internet Sales	$173,713	83.8%	$199,192	83.9%	$(25,479)	-12.8%
Contact Center Sales	33,702	16.2%	38,344	16.1%	(4,642)	-12.1%

Total Net Sales	$207,415	100.0%	$237,536	100.0%	$(30,121)	-12.7%

Virtually all of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in 2 to 3 banking days. Credit card sales minimize the accounts receivable balances relative to sales. The Company had no material contract asset or contract liability balances as of December 31, 2021 or March 31, 2021.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net income (numerator):
Net income	$4,257	$7,611	$15,034	$23,791
Shares (denominator):
Weighted average number of common shares outstanding used in basic computation	20,208	20,094	20,165	20,047
Common shares issuable upon vesting of restricted stock	111	-	190	43
Common shares issuable upon conversion of preferred shares	10	10	10	10
Shares used in diluted computation	20,329	20,104	20,365	20,100
Net income per common share:
Basic	$0.21	$0.38	$0.75	$1.19
Diluted	$0.21	$0.38	$0.74	$1.18

For the three and nine months ended December 31, 2021, 205,219 shares of common restricted stock were excluded from the computations of diluted net income per common share, as their inclusion would have had an anti-dilutive effect on diluted net income per common share. For the three and nine months ended December 31, 2020, 130,326 shares of common restricted stock were excluded from the computations of diluted net income per common share, as their inclusion would have had an anti-dilutive effect on diluted net income per common share.

Note 4: Accounting for Stock-Based Compensation

The Company records compensation expense associated with restricted stock in accordance with ASC Topic 718 (“Share Based Payment”) (ASU 2016-09). The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of general and administrative expenses. The Company had 875,825 restricted common shares issued under the 2016 Employee Equity Compensation Restricted Stock Plan (“2016 Employee Plan”) and 203,880 restricted common shares issued under the 2015 Outside Director Equity Compensation Restricted Stock Plan (“2015 Director Plan”) at December 31, 2021, all shares of which were issued subject to a restriction or forfeiture period that lapses ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the 1 to 3-year restriction period.

In December 2021, the Company issued 15,000 restricted shares to certain employees of the Company under the 2016 Employee Plan, with a fair value of $27.10 per share.

For the quarters ended December 31, 2021 and 2020, the Company recognized $1.4 million and $781,000, respectively, of compensation expense related to the 2016 Employee Plan and 2015 Director Plan. For the nine months ended December 31, 2021 and 2020, the Company recognized $3.0 million and $2.3 million, respectively, of compensation expense related to the 2016 Employee Plan and 2015 Director Plan. At December 31, 2021 and 2020, there was $14.4 million and $3.6 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the next 3 years. All stock-based compensation expense is recognized as a payroll-related expense and it is included within the general and administrative expenses line item within the Company’s income statement, and the offset is included in the additional paid-in capital line item of the Company’s balance sheet. At December 31, 2021 and 2020, there were approximately 749,000 and 177,000 non-vested restricted shares, respectively.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. At December 31, 2021, the Company had invested virtually all of its $108.9 million cash and cash equivalents balance in money market funds which are classified within level 1.

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

Note 7: Changes in Shareholders’ Equity

Changes in shareholders’ equity for the nine months ended December 31, 2021 and 2020 are summarized below (in thousands):

	Additional
	Paid-In	Retained
	Capital	Earnings
Beginning balance at March 31, 2021:	$7,111	$134,141
Share based compensation	718	-
Dividends declared	-	(6,080)
Net income	-	4,428
Ending balance at June 30, 2021:	$7,829	$132,489
Share based compensation	882	-
Dividends declared	-	(6,092)
Net income	-	6,349
Ending balance at September 30, 2021:	$8,711	$132,746
Share based compensation	1,440	-
Dividends declared	-	(6,282)
Net income	-	4,257
Ending balance at December 31, 2021:	$10,151	$130,721

Note 7: Changes in Shareholders’ Equity (Continued)

	Additional
	Paid-In	Retained
	Capital	Earnings
Beginning balance at March 31, 2020:	$3,804	$126,177
Share based compensation	740	-
Dividends declared	-	(5,647)
Net income	-	7,768
Ending balance at June 30, 2020:	$4,544	$128,298
Share based compensation	773	-
Dividends declared	-	(5,647)
Net income	-	8,412
Ending balance at September 30, 2020:	$5,317	$131,063
Share based compensation	781	-
Dividends declared	-	(5,674)
Net income	-	7,611
Ending balance at December 31, 2020:	$6,098	$133,000

There were no shares of common stock that were purchased or retired in the nine months ended December 31, 2021 and 2020. On December 31, 2021, the Company had approximately $28.7 million remaining under the Company’s share repurchase plan.

Note 8: Income Taxes

For the quarters ended December 31, 2021 and 2020, the Company recorded an income tax provision of approximately $1.3 million and $2.1 million, respectively, and for the nine months ended December 31, 2021 and 2020, the Company recorded an income tax provision of approximately $4.6 million and $6.6 million, respectively. The decrease in the income tax provision for the three and nine months ended December 31, 2021 is related to a decrease in operating income during the periods. The effective tax rate for the quarter ended December 31, 2021 was approximately 22.9% compared to 21.6% for the quarter ended December 31, 2020, and the effective tax rate for the nine months ended December 31, 2021 was approximately 23.4%, compared to 21.7% for the nine months ended December 31, 2020. The increase to the effective rate for the quarter ended December 31, 2021 was due to a one-time income tax charge of $29,000 related to the reconciliation of the Company’s tax return for the fiscal year ending March 31, 2021, with the Company receiving a one-time income tax benefit of $194,000 related to the reconciliation of the Company’s tax return for the fiscal year ending March 31, 2020 the prior year. The decrease to the effective rate for the nine months ended December 31, 2020 can be attributed to the Company receiving a one-time state income tax refund of $285,000 in the June 2020 quarter and a $106,000 income tax benefit related to restricted stock compensation in the September 2020 quarter.

Note 9: Related Party Transaction

The Company’s Board of Directors Chairman, Gian Fulgoni serves on the board of directors of Prophet, a brand and marketing consulting company, which the Company engaged with in March 2021 for $292,000. The Company expensed $32,000 in fiscal 2021 and $260,000 in fiscal 2022. This transaction was approved by the Company’s Board of Directors with terms that are considered to be comparable to those with an unrelated third party.

Note 10: Subsequent Events

On January 24, 2022 our Board of Directors declared a quarterly dividend of $0.30 per share. The Company’s Board of Directors established a February 7, 2022 record date and a February 18, 2022 payment date for the quarterly dividend. Based on the outstanding share balance as of February 1, 2022 the Company estimates the dividend payable to be approximately $6.3 million.

In January 2022 the Company issued 17,500 restricted shares to certain employees of the Company under the 2016 Employee Plan, with a fair value of $25.87 per share. In January 2022, the Company issued 5,000 restricted shares to two directors of the Company under the 2015 Director Plan, with a fair value of $25.20 per share. These directors took on additional responsibilities as the CEO transition team of the Board.

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

The Company markets its products through national advertising campaigns which aim to increase the recognition of the “PetMeds” brand name, increase traffic on its website at www.petmeds.com, acquire new customers, and maximize repeat purchases. Approximately 84% of all sales were generated via the Internet for the quarter ended December 31, 2021 compared to 83% for the quarter ended December 31, 2020. The Company’s sales consist of products sold mainly to retail consumers. The three-month average purchase was approximately $89 and $88 per order for the quarters ended December 31, 2021 and 2020, respectively, and for the nine months ended December 31, 2021 and 2020, the average purchase was approximately $92 and $88 per order, respectively.

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

Outbound shipping and handling fees are an accounting policy election and are included in sales as the Company considers itself the principal in the arrangement given responsibility for supplier selection and discretion over pricing. Shipping costs associated with outbound freight after control over a product has transferred to a customer are an accounting policy election and are accounted for as fulfillment costs and are included in cost of sales. Virtually all of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize accounts receivable balances relative to sales.

The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card charge-backs or insufficient funds checks. The Company determines its estimates of the un-collectability of accounts receivable by analyzing historical bad debts and current economic trends. The allowance for doubtful accounts was approximately $19,000 at December 31, 2021 compared to $39,000 at March 31, 2021.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or net realizable value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. The inventory reserve was approximately $69,000 at December 31, 2021 compared to $86,000 at March 31, 2021.

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

Accounting for income taxes

The Company accounts for income taxes under the provisions of ASC Topic 740 (“Accounting for Income Taxes”), which generally requires recognition of deferred tax assets and liabilities for the expected future tax benefits or consequences of events that have been included in the Company’s Condensed Consolidated Financial Statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting carrying values and the tax bases of assets and liabilities and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse.

Results of Operations

The following should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.8	70.2	71.7	70.8

Gross profit	29.2	29.8	28.3	29.2

Operating expenses:
General and administrative	12.4	9.8	10.9	8.9
Advertising	7.1	4.9	7.5	7.3
Depreciation	1.2	0.9	1.0	0.7
Total operating expenses	20.7	15.6	19.4	16.9

Income from operations	8.5	14.2	8.9	12.3

Total other income	0.6	0.6	0.5	0.5

Income before provision for income taxes	9.1	14.8	9.4	12.8

Provision for income taxes	2.1	3.2	2.2	2.8

Net income	7.0%	11.6%	7.2%	10.0%

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA per share

To provide investors and the market with additional information regarding our financial results, we have disclosed (see below) adjusted EBITDA and adjusted EBITDA per share, non-GAAP financial measures that we calculate as net income excluding; share-based compensation expense; depreciation and amortization; income tax provision; and interest income (expense). We have provided reconciliations below of adjusted EBITDA to net income and adjusted EBITDA per share to diluted earnings per share, the most directly comparable GAAP financial measures.

We have included adjusted EBITDA and adjusted EBITDA per share, herein, because they are key measures used by our management and Board of Directors to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates operating performance comparability across reporting periods by removing the effect of non-cash expenses. Accordingly, we believe that adjusted EBITDA and adjusted EBITDA per share provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors.

We believe it is useful to exclude non-cash charges, such as, share-based compensation expense, depreciation and amortization from our adjusted EBITDA and adjusted EBITDA per share because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. In addition, we believe it is useful to exclude in our adjusted EBITDA and adjusted EBITDA per share income tax provision and interest income (expense), as neither are components of our core business operations. Adjusted EBITDA and adjusted EBITDA per share have limitations as financial measures, these non-GAAP measures should not be considererd in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

●

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future and adjusted EBITDA and adjusted EBITDA per share does not reflect capital expenditure requirements for such replacements or for new capital expenditures;

●

Adjusted EBITDA and adjusted EBITDA per share does not reflect share-based compensation. Share-based compensation has been, and will continue to be for the foreseeable future, a material recurring expense in our business and an important part of our compensation strategy;

●	Adjusted EBITDA and adjusted EBITDA per share does not reflect interest income (expense), net; or changes in, or cash requirements for, our working capital; and

●	Other companies, including companies in our industry, may calculate adjusted EBITDA and adjusted EBITDA per share differently, which reduces these measures' usefulness as comparative measures.

Because of these and other limitations, you should consider adjusted EBITDA and adjusted EBITDA per share only as supplemental to, and alongside with other GAAP based financial performance measures, including various cash flow metrics, net income, net margin, and our other GAAP results.

The following table presents a reconciliation of net income, the most directly comparable GAAP measure to adjusted EBITDA and adjusted EBITDA per share for each of the periods indicated:

Reconciliation of Non-GAAP Measures
PetMed Express, Inc.
(Unaudited)

	Three Months Ended				Nine Months Ended
($ in thousands, except	December 31,	December 31,	$	%	December 31,	December 31,	$	%
percentages)	2021	2020	Change	Change	2021	2020	Change	Change

Consolidated Reconciliation of GAAP Net Income to Adjusted EBITDA:

Net income	$4,257	$7,611	$(3,354)	-44%	$15,034	$23,791	$(8,757)	-37%

Add (subtract):
Share-based compensation	$1,440	$782	$658	84%	$3,040	$2,294	$746	33%
Income Taxes	$1,261	$2,100	$(839)	-40%	$4,603	$6,576	$(1,973)	-30%
Depreciation	$710	$622	$88	14%	$2,051	$1,791	$260	15%
Interest Income/Expense	$(84)	$(73)	$(11)	15%	$(243)	$(229)	$(14)	6%

Adjusted EBITDA	$7,584	$11,042	$(3,458)	-31%	$24,485	$34,223	$(9,738)	-28%

($ in thousands,	Three Months Ended				Nine Months Ended
except percentages	December 31,	December 31,	$	%	December 31,	December 31,	$	%
and per share amounts)	2021	2020	Change	Change	2021	2020	Change	Change

Consolidated Reconciliation of GAAP Net Income Per Share to Adjusted EBITDA per share:

Net income per share, diluted	$0.21	$0.38	$(0.17)	-45%	$0.74	$1.18	$(0.45)	-38%

Add (subtract):
Share-based compensation	$0.07	$0.04	$0.03	82%	$0.15	$0.11	$0.04	31%
Income Taxes	$0.06	$0.10	$(0.04)	-41%	$0.22	$0.33	$(0.10)	-31%
Depreciation	$0.03	$0.03	$0.00	13%	$0.10	$0.09	$0.01	13%
Interest Income/Expense	$(0.00)	$(0.00)	$(0.00)	14%	$(0.01)	$(0.01)	$0.00	5%

Adjusted EBITDA Per Share	$0.37	$0.55	$(0.18)	-32%	$1.20	$1.70	$(0.50)	-29%

Three Months Ended December 31, 2021 Compared With Three Months Ended December 31, 2020, and Nine Months Ended December 31, 2021 Compared With Nine Months Ended December 31, 2020

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

Sales

Sales decreased by approximately $5.2 million, or 7.9%, to approximately $60.7 million for the quarter ended December 31, 2021, from approximately $65.9 million for the quarter ended December 31, 2020. For the nine months ended December 31, 2021, sales decreased by approximately $30.1 million, or 12.7%, to approximately $207.4 million compared to $237.5 million for the nine months ended December 31, 2020. The decrease in sales for the quarter and nine months ended December 31, 2021 was primarily due to decreased new order sales and reorder sales. Sales for the quarter and nine months ended December 30, 2021 were impacted by a competitive environment, and a crowded advertising market which had substantially higher advertising costs compared to the same periods in the prior year. Veterinary visits increased during the nine months ended December 31, 2021, compared to being down during the prior year, due to the pandemic. We believe the increase in veterinary visits during the nine months ended December 31, 2021, was primarily due to pet owners needing to visit their veterinarian for their pets’ annual exam in order to renew their prescriptions, as many veterinarians were closed during the nine months ended December 31, 2020, due to the pandemic. The Company acquired approximately 53,000 new customers for the quarter ended December 31, 2021, compared to approximately 73,000 new customers for the same period the prior year. For the nine months ended December 31, 2021 the Company acquired approximately 210,000 new customers, compared to 356,000 new customers for the nine months ended December 31, 2020. The following chart illustrates sales by various sales classifications:

Three Months Ended December 31,
Sales (In thousands)	2021	%	2020	%	$ Variance	% Variance

Reorder Sales	$56,307	92.7%	$60,233	91.4%	$(3,926)	-6.5%
New Order Sales	4,410	7.3%	5,663	8.6%	(1,253)	-22.1%

Total Net Sales	$60,717	100.0%	$65,896	100.0%	$(5,179)	-7.9%

Internet Sales	$51,305	84.5%	$54,984	83.4%	$(3,679)	-6.7%
Contact Center Sales	9,412	15.5%	10,912	16.6%	(1,500)	-13.7%

Total Net Sales	$60,717	100.0%	$65,896	100.0%	$(5,179)	-7.9%

Nine Months Ended December 31,
Sales (In thousands)	2021	%	2020	%	$ Variance	% Variance

Reorder Sales	$189,260	91.2%	$208,419	87.7%	$(19,159)	-9.2%
New Order Sales	18,155	8.8%	29,117	12.3%	(10,962)	-37.6%

Total Net Sales	$207,415	100.0%	$237,536	100.0%	$(30,121)	-12.7%

Internet Sales	$173,713	83.8%	$199,192	83.9%	$(25,479)	-12.8%
Contact Center Sales	33,702	16.2%	38,344	16.1%	(4,642)	-12.1%

Total Net Sales	$207,415	100.0%	$237,536	100.0%	$(30,121)	-12.7%

Going forward sales may be adversely affected due to increased competition and consumers giving more consideration to price. No guarantees can be made that sales will grow in the future. The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm, and flea and tick medications. For the quarters ended June 30, September 30, December 31, and March 31 of Fiscal 2021, the Company’s sales were approximately 31%, 25%, 21%, and 23%, respectively, of the total fiscal year sales.

Cost of sales

Cost of sales decreased by approximately $3.3 million, or 7.1%, to approximately $43.0 million for the quarter ended December 31, 2021, from approximately $46.3 million for the quarter ended December 31, 2020. For the nine months ended December 31, 2021, cost of sales decreased by approximately $19.4 million, or 11.5%, to approximately $148.7 million compared to $168.1 million for the same period in the prior year. The cost of sales decreases can be directly related to the decrease in sales during the quarter and nine months ended December 31, 2021. Cost of sales as a percent of sales was 70.8% and 70.2% for the quarters ended December 31, 2021 and 2020, respectively, and for the nine months ended December 31, 2021 and 2020 the cost of sales was 71.7% and 70.8%, respectively. The cost of sales percentage for the quarter and nine months were adversely impacted due to the major manufacturers, with whom we have a purchasing relationship, shifting their rebate funding from discounting product costs to more cooperative marketing rebates.

Gross profit

Gross profit decreased by approximately $1.9 million, or 9.7%, to approximately $17.7 million for the quarter ended December 31, 2021, from approximately $19.6 million for the quarter ended December 31, 2020. For the nine months ended December 31, 2021 gross profit decreased by approximately $10.7 million, or 15.5%, to approximately $58.7 million, compared to $69.4 million for the same period in the prior year. The decrease in gross profit is directly related to a decrease in sales during the quarter and nine months ended December 31, 2021. Gross profit as a percentage of sales was 29.2% and 29.8% for the three months ended December 31, 2021 and 2020, respectively, and for the nine months ended December 31, 2021 and 2020, gross profit as a percentage of sales was 28.3% and 29.2%, respectively. The gross profit percentage decreases for the quarter and nine months were adversely impacted due to the major manufacturers, with whom we have a purchasing relationship, shifting their rebate funding from discounting product costs to more cooperative marketing rebates.

General and administrative expenses

General and administrative expenses increased by approximately $1.0 million, or 16.2%, to approximately $7.5 million for the quarter ended December 31, 2021, compared to $6.5 million for the quarter ended December 31, 2020. The increase in general and administrative expenses for the quarter ended December 31, 2021 was primarily due to the following: a $660,000 increase in payroll expense which also includes stock compensation, a $287,000 increase in professional fees which includes consulting fees and our telehealth test, and a $106,000 net increase of other expenses which includes property, telephone, insurance, and travel expenses. For the nine months ended December 31, 2021, general and administrative expenses increased by approximately $1.4 million, or 7.1%, to approximately $22.5 million, compared to $21.1 million for the same period the prior year. The increase in general and administrative expenses for the nine months ended December 31, 2021 was primarily due to the following: a $741,000 increase in payroll expense which also includes stock compensation, a $706,000 increase in professional fees with $260,000 related to brand and marketing consultation, a $114,000 increase to other expenses relating to increasing a state sales tax related accrual during the period, and a $236,000 net increase of other expenses which includes property, insurance and travel expenses, offset by a $299,000 decrease in bank service fees due to a reduction to sales.

Advertising expenses

Advertising expenses increased by $1.1 million, or 34%, to approximately $4.3 million for the quarter ended December 31, 2021, compared to $3.2 million for the quarter ended December 31, 2020. The increase in advertising expenses for the quarter was related to rate increases across our marketing channels and due to an increase in the number of impressions we delivered across a variety of advertising platforms. For the nine months ended December 31, 2021, advertising expenses decreased by approximately $2.0 million, or 11.2%, to approximately $15.4 million compared to advertising expenses of approximately $17.4 million for the nine months ended December 31, 2020. The decrease in advertising expenses for the nine months ended December 31, 2020, was due to the Company receiving increased cooperative marketing funds from our product manufacturers, within the terms of our contractual relationships, which were offset with total advertising expenses. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, increased to $81 for the quarter ended December 31, 2021 compared to $44 for the quarter ended December 31, 2020. For the nine months ended December 31, 2021 and 2020 the advertising costs of acquiring a new customer were $73 and $49, respectively. The increase for the three and nine months ended December 31, 2021, was due to a substantial increase in advertising prices and a less efficient variable marketing spend within the December quarter. The advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, advertising spending, and price competition. Historically, the advertising environment fluctuates due to supply and demand. A more favorable advertising environment may positively impact future sales, whereas a less favorable advertising environment may negatively impact future sales. As a percentage of sales, advertising expense was 7.1% and 4.9% for the quarters ended December 31, 2021 and 2020, respectively, and for the nine months ended December 31, 2021 and 2020 advertising expense was 7.4% and 7.3%, respectively. The increase in advertising expense as a percentage of total sales for the quarter ended December 31, 2021 can be attributed to sharp increase in advertising spend with a reduction in sales. The advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.

Depreciation

Depreciation expenses for the quarter ended December 31, 2021 increased slightly by approximately $88,000 to $710,000 compared to $622,000 for the quarter ended December 31, 2020. For the nine months ended December 31, 2021 and 2020 depreciation expenses were approximately $2.1 million and $1.8 million, respectively. The increases to depreciation expenses for the quarter and nine months ended December 31, 2021 can be attributed to increased new property and equipment additions during the same periods.

Other income

Other income decreased by approximately $47,000, to approximately $371,000 for the quarter ended December 31, 2021 from approximately $418,000 for the quarter ended December 31, 2020. For the nine months ended December 31, 2021 other income decreased by approximately $184,000, to approximately $983,000 compared to approximately $1.2 million for the same period in the prior year. The decrease to other income for the quarter and nine months ended December 31, 2021 was primarily related to decreased advertising income compared to the prior year. Interest income may decrease in the future as the Company utilizes its cash balances on its share repurchase plan, with approximately $28.7 million remaining as of December 31, 2021, on any quarterly dividend payment, on its operating activities, or with further decreases in interest rates.

Provision for income taxes

For the quarters ended December 31, 2021 and 2020, the Company recorded an income tax provision of approximately $1.3 million and $2.1 million, respectively, and for the nine months ended December 31, 2021 and 2020, the Company recorded an income tax provision of approximately $4.6 million and $6.6 million, respectively. The decrease in the income tax provision for the three and nine months ended December 31, 2021 is related to a decrease in operating income during the periods. The effective tax rate for the quarter ended December 31, 2021 was approximately 22.9% compared to 21.6% for the quarter ended December 31, 2020, and the effective tax rate for the nine months ended December 31, 2021 was approximately 23.4%, compared to 21.7% for the nine months ended December 31, 2020. The increase to the effective rate for the quarter ended December 31, 2021 was due to a one-time income tax charge of $29,000 related to the reconciliation of the Company’s tax return for the fiscal year ending March 31, 2021, with the Company receiving a one-time income tax benefit of $194,000 related to the reconciliation of the Company’s tax return for the fiscal year ending March 31, 2020 the prior year. The decrease to the effective rate for the nine months ended December 31, 2020 can be attributed to the Company receiving a one-time state income tax refund of $285,000 in the June 2020 quarter and a $106,000 income tax benefit related to restricted stock compensation in the September 2020 quarter.

Liquidity and Capital Resources

The Company’s working capital at December 31, 2021 and March 31, 2021 was $116.6 million and $116.3 million, respectively. The slight increase to working capital was primarily attributable to income generated by operations and a reduction to accounts payable, offset by dividends paid in the period. Net cash provided by operating activities was $9.8 million and $21.6 million for the nine months ended December 31, 2021 and 2020, respectively. This change was largely due to a reduction in net income and a decrease in accounts payable, offset by a decrease in inventories at December 31, 2021. Net cash used in investing activities was $1.3 million and $1.8 million for the nine months ended December 31, 2021 and 2020, respectively. Net cash used in financing activities was $18.3 million for the nine months ended December 31, 2021, compared to $17.0 million for the same period in the prior year. The change to financing activities relates to an increase in the dividend paid in the nine months ended December 31, 2021, compared to the prior period.

As of December 31, 2021, the Company had approximately $28.7 million remaining under the Company’s share repurchase plan. Subsequent to December 31, 2021, on January 24, 2022 our Board of Directors declared a quarterly dividend of $0.30 per share. The Company’s Board of Directors established a February 7, 2022 record date and a February 18, 2022 payment date for the quarterly dividend. Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan, on dividends, or on its operating activities.

As of December 31, 2021, the Company had no material outstanding lease commitments. We are not currently bound by any long or short term agreements for the purchase or lease of capital expenditures. Any material amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Presently, we have approximately $500,000 forecasted for capital expenditures for the remainder of fiscal 2022, the majority of which will be invested in our e-commerce platform to better service our customers, which will be funded through cash from operations. The Company’s primary source of working capital is cash from operations. The Company presently has no need for alternative sources of working capital and has no commitments to obtain additional capital.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at December 31, 2021.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and cash investments. As of December 31, 2021, we had $108.9 million in cash and cash equivalents, and a majority of our cash and cash equivalents generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and cash equivalents. It would also impact the market value of our cash and cash equivalents. Our cash equivalents are subject to market risk, primarily interest rate and credit risk. Our cash equivalents are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our cash and cash equivalents to high-quality debt instruments with both short and long term maturities. We do not hold any derivative financial instruments that could expose us to significant market risk. At December 31, 2021, we had no debt obligations.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15 promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended December 31, 2021, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective such that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act: (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not make any sales of unregistered securities during the third quarter of Fiscal 2022.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.          OTHER INFORMATION.

None.

ITEM 6.                            EXHIBITS

The following exhibits are filed as part of this report.

31.1

Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2021, Commission File No. 000-28827).

31.2

Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2021, Commission File No. 000-28827).

32.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2021, Commission File No. 000-28827).

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

Date: February 4, 2022

By:	/s/ Mathew N. Hulett
Mathew N. Hulett

Chief Executive Officer and President
(principal executive officer)

By:	/s/ Bruce S. Rosenbloom
Bruce S. Rosenbloom

Chief Financial Officer
(principal financial and accounting officer)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

PETMED EXPRESS, INC

FORM 10-Q

FOR THE QUARTER ENDED:

DECEMBER 31, 2021

EXHIBITS