Form 10-K
period 2022-03-31
PETMED EXPRESS INC
filed 2022-05-24
CIK 1040130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-28827

PETMED EXPRESS, INC.

(Exact name of registrant as specified in its charter)

Florida		65-0680967
(State or other jurisdiction of		(IRS Employer
incorporation or organization)		Identification No.)

420 South Congress Avenue, Delray Beach, Florida 33445
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (561) 526-4444

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

Common Stock, PETS $.001 Par value per share	PETS	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered under Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of September 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $540.1 million based on the closing sales price of the registrant’s Common Stock on that date, as reported on the NASDAQ Global Select Market.

The number of shares of the registrant’s Common Stock outstanding as of May 24, 2022, was 20,988,237.

DOCUMENTS INCORPORATED BY REFERENCE

Information to be set forth in our Proxy Statement relating to our 2022 Annual Meeting of Stockholders to be held on July 28, 2022, is incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this report.

PETMED EXPRESS, INC.

2022 Annual Report on Form 10-K

TABLE OF CONTENTS

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain information in this Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). You can identify these forward-looking statements by the words "believes," "intends," "expects," "may," "will," "should," "plan," "projects," "contemplates," "intends," "budgets," "predicts," "estimates," "anticipates," or similar expressions. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.” A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

When used in this Annual Report on Form 10-K, "PetMed Express," "1-800-PetMeds," “PetMeds,” "PetMed," “PetMeds.com,” "PetMed Express.com," "the Company," "we," "our," and "us" refers collectively to PetMed Express, Inc. and its wholly owned subsidiaries.

ITEM 1. BUSINESS

General

PetMed Express, Inc. and subsidiaries, d/b/a PetMeds®, is a leading nationwide pet pharmacy. The Company markets prescription and non-prescription pet medications, and other health products and supplies for dogs, cats, and horses direct to the consumer. The Company offers consumers an attractive alternative for obtaining pet medications in terms of convenience, price, speed of delivery, and valued customer service.

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

Our Products

We offer a broad selection of products for dogs, cats, and horses. Our current product line contains approximately 3,000 SKUs of the most popular pet medications, health products, and supplies. These products include a majority of the well-known brands of pet medications. Generally, our prices are competitive with the prices for medications charged by veterinarians, online retailers and other retailers. We also offer additional pet supplies on our website for sale, which are drop shipped to our customers by third parties. These pet supplies include: food, beds, crates, stairs, and other popular pet supplies. We research new products, and regularly select new products or the latest generation of existing products to become part of our product selection. In addition, we also refine our current products to respond to changing consumer-purchasing habits. Our website is designed to give us the flexibility to change featured products or promotions. Our product line provides customers with a wide variety of selections across the most popular health categories for dogs, cats, and horses. Our current products include:

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

Sales

We offer our products through two main sales channels: (1) the Internet through our website and mobile app, and (2) the telephone contact center through our toll-free number. We have designed our website and mobile application to provide a convenient, cost-effective, and informative shopping experience that encourages consumers to purchase products important for a pet’s health and quality of life. We believe that these channels allow us to increase the visibility of our brand name and provide our customers with increased shopping flexibility and excellent service.

Internet

We seek to combine our product selection and pet health information with the shopping ease of the Internet to deliver a convenient and personalized shopping experience. Our website offers health and nutritional product selections for dogs, cats, and horses, and relevant editorial and easily obtainable or retrievable resource information. Customers can search our website for products and access resources on a variety of information on dogs, cats, and horses. Customers can shop at our website by category, product line, individual product, or symptom. We attracted approximately 28 million visits to our website (including our mobile app) during fiscal 2022, approximately 8.5% of those visits resulted in an order, and our website generated approximately 84% of our total sales for the same time period. On our website pet owners have access to health information covering pets’ behavior and illnesses, and natural and pharmaceutical remedies specifically for a pet’s problem. The pet education content on our main website is periodically updated with the latest research for pet owners. As part of our multichannel strategy, we also offer mobile versions of our website (www.petmeds.com) and an application for mobile phones, tablets, and other devices. Our website and mobile application features include: AutoShip & Save subscription (“AutoShip”); “ask-the-vet”; live web chat; easy refill medication reminders; local veterinarian finder; and express checkout to provide our customers with fast, easy, and helpful service from their mobile devices.

In July 2021 we launched the new AutoShip program on our website. AutoShip is a new convenient way for our loyal customer base to have future pet medication orders delivered directly to them without the need to place an order each time. Currently, approximately 37% of our sales were generated via our AutoShip program in the month of March. The Company has set a goal of generating approximately 50% of its sales via the AutoShip program in FY 2023.

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

Our Customers

Approximately 2.0 million customers have purchased from us within the last two years. We attracted approximately 263,000 and 443,000 new customers in fiscal 2022 and 2021, respectively. Our customers are located throughout the United States, with approximately 50% of customers residing in California, Florida, Texas, New York, Pennsylvania, North Carolina, Georgia, and Virginia. Our primary focus has been on retail customers and the average purchase was approximately $93 and $89 for fiscal 2022 and fiscal 2021, respectively.

Marketing

The goal of our marketing strategy is to build brand recognition, increase customer traffic, add new customers, build strong customer loyalty, maximize reorders, and develop incremental revenue opportunities. We have an integrated marketing campaign that includes digital marketing, television advertising, and direct mail/print and e-mail.

Digital Marketing

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

Television Advertising

Our television advertising is designed to build brand equity, create brand awareness, and generate initial purchases of products via the telephone and the Internet. Our television commercials typically focus on our ability to rapidly deliver to customers the same medications offered by veterinarians. We believe that television advertising is particularly effective and instrumental in building brand awareness. Our most current television commercial, airing nationally, speaks to pet owners about the savings and convenience of purchasing the same exact pet medications from PetMeds.

Direct Mail/Print and E-mail

We use direct mail/print and e-mail to acquire new customers and to remind our existing customers to reorder.

Operations

Order Processing

Our website allows customers to easily browse and purchase all of our products online. Our website is designed to be fast, secure, and easy to use with order and shipping confirmations, and with online order tracking capabilities. We provide our customers with toll-free telephone access to our customer care representatives. Our call center generally operates from 7:00 AM to 11:00 PM, Monday through Thursday, 7:00 AM to 9:00 PM on Friday, 9:00 AM to 6:00 PM on Saturday, and 9:00 AM to 5:00 PM on Sunday, Eastern Time. The process of customers purchasing products from PetMeds consists of a few simple steps. A customer first places an order online or by calling our toll-free telephone number. The following information is needed to process prescription orders: pet information, prescription information, and the veterinarian’s name and phone number. This information is entered into our order process system. Then our pharmacists and pharmacy technicians verify all prescriptions. The order process system checks for the verification for prescription medication orders and a valid payment method for all orders. Verified orders are then sent to our fulfillment center, where items are picked, and then shipped via the United States Postal Service and United Parcel Service. Our customers enjoy the convenience of rapid home delivery, with the majority of all orders being shipped within 24 hours of ordering.

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

Purchasing and Supply of Products

We purchase our products from a variety of sources, including certain manufacturers, domestic distributors, and wholesalers. There were five suppliers from whom we purchased approximately 80% of all products in fiscal 2022. We believe having strong relationships with product manufacturers and distributors will ensure the availability of an adequate volume of products ordered by our customers. Part of our growth strategy included developing direct relationships with all of the leading pharmaceutical manufacturers of the more popular prescription and non-prescription medications. We now have direct relationships with all these major manufacturers.

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

Competition

The pet medications market is competitive and highly fragmented. Our competitors consist of veterinarians, and online and traditional retailers. We believe that the following are the principal competitive factors in our market:

●	Product selection and availability, including the availability of prescription and non-prescription medications;
●	Brand recognition;
●	Reliability and speed of delivery;
●	Personalized service and convenience;
●	Price; and
●	Website and mobile application usability and content.

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

According to the American Pet Products Association, pet spending in the United States increased 19.3% to $123.6 billion in 2021. Veterinary care and Rx medications represented $34.3 billion, or 28% of the total spending on pets in the United States. The pet medication market, which included prescription and nonprescription medication, is estimated to be approximately $10.0 billion, with veterinarians having the majority of the prescription market share. The dog and cat population is approximately 184 million, with approximately 70% of all households having a pet.

We believe that the following are the main competitive strengths that differentiate PetMeds from the competition:

●	Pure Play Channel leader, in an estimated $10.0 billion industry;
●	“1-800-PetMeds” brand name with 25 years of experience, consumers know us as the trusted pet medication experts;
●

Licensed pharmacy to conduct business in 50 states, and a Pharmacy Verified website (a website verification program by the National Association of Boards of Pharmacy®, which identifies online pharmacies and pharmacy-related websites as safe and legitimate); and

●	Exceptional customer care and support.

Intellectual Property

We conduct our business under the trade name “PetMeds” and use a family of trade names all containing the term “PetMeds” or “PetMed” in some form. We believe the “1-800-PetMeds” trade name, which is also our toll-free telephone number, and the “PetMeds” family of trademarks, have added significant value and are important factors in the marketing of our products. We have also obtained the right to use and control the Internet addresses www.1800petmeds.com, www.1888petmeds.com, www.petmedexpress.com, www.petmed.com, and www.petmeds.com.

We also obtained the right to use and control the Internet addresses www.petmeds.pharmacy, www.petmed.pharmacy, and www.1800petmeds.pharmacy, through a National Association of Boards of Pharmacy® initiative to ensure high standards for online pharmacies. We do not expect to lose the ability to use the Internet addresses; however, there can be no assurance in this regard and the loss of these addresses may have a material adverse effect on our financial position and results of operations. We are the exclusive owners of United States Trademark Registrations for “America’s Largest Pet Pharmacy®,” “America’s Most Trusted Pet Pharmacy®,” “Trusted Pet Medication Experts®,” “PetMed Express and Design®,”1-800-PetMeds and Design®,” 1-800-PetMeds®,” and “PetMeds®,” among numerous others.

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

We rely on legal and operational compliance programs, as well as outside counsel, to guide our business in complying with applicable laws and regulations in the areas in which we do business. In addition, regulatory regime changes may add cost and complexity to our compliance efforts. Based on information currently available, we believe that our compliance in general with federal and state regulations will not have a material effect on our earnings or financial condition. However, it is difficult to predict with certainty the potential impact of future compliance efforts and thus, future costs associated with such matters may exceed current reserves. As of March 31, 2022 we have no reserves related to federal and state regulations.

Human Capital Resources

We strive to create a high-performance culture that embraces diversity, inclusion, diverse perspectives and experiences, to ensure that employees have opportunities to develop the skills they need to grow and excel in their fields. Human capital management is a priority for our executives and Board of Directors, and we are committed to identifying and developing the talent necessary for our long-term success. We have a talent and succession planning process and have established programs to support the development of our talent pipeline for critical roles in our organization. We conduct an annual review with human resources and the departmental leadership teams, focusing on high performing and high potential talent, diverse talent and succession for our critical roles.

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

We currently have 212 full time employees, including: 126 in customer care and marketing; 23 in fulfillment and purchasing; 46 in our pharmacy; 4 in information technology; 7 in accounting/human resources; and 6 in management. None of our employees are represented by a labor union or governed by any collective bargaining agreements. We consider relations with our employees to be in good standing. The majority of our employees work at our headquarters and distribution center located in Delray Beach, Florida. As a result of the COVID-19 pandemic many of our personnel are currently working remotely, and in the long term, we expect some personnel to transition into working remotely on a regular basis.

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

We offer competitive compensation to attract and retain the best people, and we help care for our people so they can focus on our mission. Our employees' total compensation package includes market-competitive salary, bonuses or sales commissions, and equity. We generally offer annual equity grants to certain full-time employees, primarily management. Having compensation tied to annual equity grants helps ensure that our employees will be committed to the Company’s long-term success. We have conducted an annual pay equity analysis and continue to be committed to pay equity.

Available Information

Our website address is www.petmeds.com. The information on our website is not, and shall not be deemed to be, a part of or incorporated into this Annual Report on Form 10-K or any other filings we make with the Securities and Exchange Commission ("SEC"). We file annual, quarterly, and current reports, proxy statements, and other information with the SEC. Our SEC filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to the Exchange Act are available free of charge over the Internet on our website or at the SEC's web site at www.sec.gov. Our SEC filings will be available through our website as soon as reasonably practicable after we have electronically filed or furnished them to the SEC.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could materially and adversely affect our business, financial condition, operating results and the trading price of our common stock. Because of the following factors, as well as other factors affecting the Company’s results of operations and financial condition, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. This discussion of risk factors contains forward-looking statements. This section should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Regulatory Risks

We may inadvertently fail to comply with various state or federal regulations covering the dispensing of prescription pet medications which may subject us to reprimands, sanctions, probations, fines, suspensions, or the loss of one or more of our pharmacy licenses.

The sale and delivery of prescription pet medications is generally governed by state laws and state regulations, and with respect to controlled substances, also by federal law. Since our pharmacy is located in the State of Florida, the Company is governed by the laws and regulations of the State of Florida. Each prescription pet medication sale we make is likely also to be covered by the laws of the state where the customer is located. The laws and regulations relating to the sale and delivery of prescription pet medications vary from state to state, but generally require that prescription pet medications be dispensed with the authorization from a prescribing veterinarian. Our current license is valid until February 28, 2023, and there is no guarantee that we will be able to renew it. To the extent that we are unable to maintain our license as a community pharmacy with the Florida Board of Pharmacy, or if we do not maintain the licenses granted by other state boards, or if we become subject to actions by the FDA, or other enforcement regulators, our dispensing of prescription medications to pet owners could cease, which could have a material adverse effect on our operations.

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

Resistance from veterinarians to authorize prescriptions, or attempts/efforts on their part to discourage pet owners from purchasing from us could cause our sales to decrease and could materially adversely affect our financial condition and results of operations.

Since we began our operations, some veterinarians have resisted providing our customers with a copy of their pet’s prescription or authorizing the prescription to our pharmacy staff, thereby effectively preventing us from filling such prescriptions under state law. We have also been informed by customers and consumers that veterinarians have tried to discourage pet owners from purchasing from internet mail-order pharmacies.

Although veterinarians in some states are required by law to provide a pet owner with a prescription if medically appropriate, if the number of veterinarians who refuse to authorize prescriptions should increase, or if veterinarians are successful in discouraging pet owners from purchasing from internet mail-order pharmacies, our sales could decrease, and our financial condition and results of operations may be materially adversely affected.

Significant portions of our sales are made to residents of eight states. If we should lose our pharmacy license in one or more of these states, our financial condition and results of operations would be materially adversely affected.

While we ship pet medications to customers in all 50 states, approximately 50% of our sales for the fiscal year ended March 31, 2022, were made to customers located in the states of California, Florida, Texas, New York, Pennsylvania, North Carolina, Georgia, and Virginia. If for any reason our license to operate a pharmacy in one or more of those states should be suspended or revoked, or if it is not renewed, our ability to sell prescription medications to residents of those states would cease and our financial condition and results of operations in future periods would be materially adversely affected.

We now have direct buying relationships with all the major pet medication manufacturers; the contractual relationship depends on our compliance with their minimum advertised pricing policies (MAPP).

During fiscal 2020, the Company established direct purchasing relationships with all the major pet medication manufacturers. These relationships entitle the Company to buy directly from the manufacturer under the terms and conditions of a purchasing agreement which dictates purchase pricing of inventory and criteria to obtain additional discounts and rebates. The terms of these agreements also require the Company to comply with the manufacturers’ MAPP. Each advertisement and/or promotion of a product below the MAPP price, should they occur, would be a violation of the policy. This policy applies to all advertisements of products in all media including, without limitation, flyers, posters, coupons, mailers, inserts, newspapers, magazines, on-line catalogs, mail order catalogs, public signage and all Internet or similar electronic media, television, radio and public signage, including websites, email newsletters, forums, and auction sites.

At the discretion of the manufacturers, non-compliance with the MAPP can result in one or more of the following actions: (1) forfeiture of future rebates or discounts from the manufacturer, (2) suspension of future purchases from the manufacturer, (3) or termination of current or future business relationship. The Company has and will continue to make every attempt to abide by the manufacturers MAPP. However, no assurances can be made that the Company will not violate MAPP inadvertently. A reduction or discontinuance of these rebates or discounts would increase our costs and could reduce our profitability. If any of these major pet medication manufacturers were to terminate our purchasing relationship it could materially adversely affect our business. If the manufacturers are not able to enforce their MAPP industry-wide, then our profit margins and results of operations may also be impacted negatively.

The loss of any of our key suppliers would negatively impact our business.

We have direct purchasing relationships with all of the major pet medication manufacturers, the majority of which we purchase significant quantities of pet medication products, with the majority from these major manufacturers. We do maintain annual purchasing contracts with these major manufacturers. While we believe that our supplier relationships are good, a supplier could discontinue selling to us at any time. The loss of any of our key suppliers of pet medications offered by us would have a negative impact on our business, financial condition, and results of operations.

Shipping is a critical part of our business and any changes in, or disruptions to, our shipping arrangements could adversely affect our business, financial condition, and results of operations.

We currently rely on third-party national, regional, and local logistics providers to deliver the products we offer on our website. If we are not able to negotiate acceptable pricing and other terms with these providers, or if these providers experience performance problems or other difficulties in processing our orders or delivering our products to customers, it could negatively impact our results of operations and our customers’ experience. In addition, our ability to receive inbound inventory efficiently and ship merchandise to customers may be negatively affected by factors beyond our and these providers’ control, including inclement weather, fire, flood, power loss, earthquakes, acts of war or terrorism or other events, such as labor shortages and disputes, financial difficulties, volatility in the prices of fuel, gasoline and commodities such as paper and packing supplies, system failures and other disruptions to the operations of the shipping companies on which we rely. We are also subject to risks of damage or loss during delivery by our shipping vendors. Further, due to the continuing spread of COVID-19 and its variant strains and related work and travel restrictions, there may be disruptions and delays in national, regional and local shipping, which may negatively impact our customers’ experience and our operations and financial results. The spread of COVID-19, and any future similar outbreak, may disrupt our suppliers and logistics providers and other third- party delivery agents, as their workers may be prohibited or otherwise unable to report to work and transporting products within regions may be limited due to factory closures, port closures and increased border controls and closures, among other things. If the products ordered by our customers are not delivered in a timely fashion or are damaged or lost during the delivery process, our customers could become dissatisfied and cease buying products through our website and mobile applications, which would adversely affect our business, financial condition, and results of operations.

The content of our website could expose us to various kinds of liability, which, if prosecuted successfully, could negatively impact our business.

Because we post product and pet health information and other content on our website, we face potential liability for negligence, copyright infringement, patent infringement, trademark infringement, defamation, and/or other claims based on the nature and content of the materials we post. Various claims have been brought, and sometimes successfully prosecuted, against Internet content distributors. We could be exposed to liability with respect to the unauthorized duplication of content or unauthorized use of other parties’ proprietary technology. Although we maintain general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance, or is in excess of insurance coverage, could materially adversely affect our financial condition and results of operations.

We may not be able to protect our intellectual property rights, and/or we may be found to infringe on the proprietary rights of others.

We rely on a combination of trademarks, trade secrets, copyright laws, and contractual restrictions to protect our intellectual property rights. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our non-prescription private label or generic equivalents, when and if developed, as well as aspects of our sales formats, or to obtain and use information that we regard as proprietary, including the technology used to operate our website and our content, and our trademarks. Litigation or proceedings before the United States Patent and Trademark Office or other bodies may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain names, or to determine the validity and scope of the proprietary rights of others. Any litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business and operating results. Third parties may also claim infringement by us with respect to past, current, or future technologies. We expect that participants in our market will be increasingly involved in infringement claims as the number of services and competitors in our industry segment grows. Any claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays, or require us to enter into royalty or licensing agreements. These royalty or licensing agreements might not be available on terms acceptable to us or at all.

If we are unable to protect our Internet addresses or to prevent others from using Internet addresses that are confusingly similar, our business may be adversely impacted.

Our Internet addresses, www.1800petmeds.com, www.1888petmeds.com, www.petmedexpress.com, www.petmed.com, www.petmeds.com, www.petmeds.pharmacy, www.petmed.pharmacy, and www.1800petmeds.pharmacy, are critical to our brand recognition and our overall success. If we are unable to protect these Internet addresses, our competitors could capitalize on our brand recognition. There may be similar Internet addresses used by competitors. Governmental agencies and their designees generally regulate the acquisition and maintenance of Internet addresses. The regulation of Internet addresses in the United States and in foreign countries has changed and may undergo further change in the near future. Furthermore, the relationship between regulations governing Internet addresses and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may not be able to protect our own Internet addresses or prevent third parties from acquiring Internet addresses that are confusingly similar to, infringe upon, or otherwise decrease the value of our Internet addresses.

Since all of our operations are housed in a single location, we are more susceptible to a business interruption in the event of damage to, or disruptions in, our facility.

Our headquarters and distribution center are currently located in one location in South Florida, and most of our shipments of products to our customers are made from this sole distribution center. Because we consolidate our operations in one location, we are more susceptible to power and equipment failures, and business interruptions in the event of fires, floods, and other natural disasters than if we had additional locations. Furthermore, because we are located in South Florida, which is a hurricane-sensitive area, we are particularly susceptible to the risk of damage to, or total destruction of, our headquarters and distribution center and surrounding transportation infrastructure caused by a hurricane. We cannot assure you that we are adequately insured to cover the amount of any losses relating to any of these potential events, including business interruptions resulting from damage to or destruction of our headquarters and distribution center, or power and equipment failures relating to our call center or websites, or interruptions or disruptions to major transportation infrastructure, or other events that do not occur on our premises. The occurrence of one or more of these events could adversely impact our ability to generate revenues in future periods.

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

Because our operating results are difficult to predict, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. The majority of our product sales are affected by the seasons, due to the seasonality of mainly flea, tick, and heartworm medications. For the quarters ended June 30, 2021, September 30, 2021, December 31, 2021, and March 31, 2022, Company sales were 29%, 25%, 22%, and 24%, respectively. In addition to the seasonality of our sales, our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, including weather, many of which are out of our control. Any change in one or more of these factors could materially adversely affect our financial condition and results of operations in future periods.

Uncertainties in economic conditions and their impact on consumer spending patterns could adversely impact our business, financial condition, and results of operations.

Our results of operations are sensitive to changes in certain macro-economic conditions that impact consumer spending on pet products and services. Some of the factors that may affect consumer spending on pet products and services include consumer confidence, levels of unemployment, inflation, interest rates, tax rates and general uncertainty regarding the overall future economic environment. We may experience declines in sales or changes in the types of products sold during economic downturns. Any material decline in the amount of consumer spending or other adverse economic changes could reduce our sales, and a decrease in the sales of higher-margin products could reduce profitability and, in each case, harm our business, financial condition, and results of operations.

We may seek to grow our business through acquisitions of, or investments in, new or complementary businesses, facilities, technologies, offerings, or products, or through strategic alliances, and the failure to manage these acquisitions, investments, or other strategic alliances, or to integrate them with our existing business, could have a material adverse effect on us.

We recently entered into, and made an investment in, a strategic alliance, and we may in the future consider opportunities to acquire or make investments in new or complementary businesses, facilities, technologies, offerings, or products, or enter into other strategic alliances, which may enhance our capabilities, complement our current products and services or expand the breadth of our markets. Acquisitions, investments and other strategic alliances involve numerous risks, including:

●	problems integrating the acquired business, facilities, technologies or products, including issues maintaining uniform standards, procedures, controls and policies;
●	unanticipated costs associated with acquisitions, investments or strategic alliances;
●	losses we may incur as a result of declines in the value of an investment or as a result of incorporating an investee’s financial performance into our financial results;
●	diversion of management’s attention from our existing business;
●	risks associated with entering new markets in which we may have limited or no experience;
●	the risks associated with businesses we acquire or invest in, which may differ from or be more significant than the risks our other businesses face;
●	potential unknown liabilities associated with a business we acquire or in which we invest; and
●	increased legal and accounting compliance costs.

Our ability to successfully grow through strategic transactions depends upon our ability to identify, negotiate, complete and integrate suitable target businesses, facilities, technologies, products and services. These efforts could be expensive and time-consuming and may disrupt our ongoing business and prevent management from focusing on our operations. As a result of future strategic transactions, we might need to issue additional equity securities, spend our cash, or incur debt (which may only be available on unfavorable terms, if at all) or contingent liabilities, any of which could reduce our profitability and harm our business. If we are unable to identify suitable acquisitions, investments or strategic relationships, or if we are unable to integrate any acquired businesses, facilities, technologies, offerings and products effectively, our business, financial condition, and results of operations could be materially and adversely affected. Also, while we employ several different methodologies to assess potential business opportunities, the new businesses or investments may not meet or exceed our expectations or desired objectives.

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

Risks Related to COVID-19

The COVID-19 global pandemic and related government, private sector and individual consumer responsive actions may adversely affect our business operations, employee availability, financial performance, liquidity and cash flow for an unknown period of time.

The outbreak of COVID-19 was declared a pandemic by the World Health Organization and continues to spread in the United States, Canada, and in many other countries globally. COVID-19 has had, and continues to have, a significant impact in the United States and around the world, prompting governments and businesses to take unprecedented measures in response. Such measures have included restrictions on travel and business operations, temporary closures of businesses, and quarantine and shelter-in-place orders. The COVID-19 pandemic has at times significantly curtailed economic activity in the United States and globally, and caused significant volatility and disruption in global financial markets. The continued adverse public health developments, the related government and private sector responsive actions, and the economic effects of the COVID-19 pandemic may adversely affect our business operations. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic, as the situation is continually evolving. The COVID-19 pandemic may disrupt the global supply chain and may cause disruptions to our operations if a significant number of employees are quarantined or if they are otherwise limited in their ability to work at our fulfillment center. Additional federal or state mandates could also impact our ability to take or fulfill our customers’ orders and operate our business. As an essential business, we have been open during our normal business hours without any material disruptions to our operations. We are dedicated to making every effort to ensure the health and safety of our employees. We have implemented working from home where possible and enhanced disinfection and social distancing within our workplace. Many of our personnel are working remotely and it is possible that this could have a negative impact on the execution of our business plans and operations. If a natural disaster, power outage, connectivity issue, or other event occurs that impacts our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in consumer privacy, IT security and fraud concerns as well as operational inefficiencies.

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

The uncertainty around the duration of business disruptions and the extent of the spread of the virus and the emergence of new variants of the virus in the United States and to other areas of the world will likely continue to adversely impact the national and global economy and negatively impact consumer spending. Any of these outcomes could have a material adverse impact on our business, financial condition, operating results and ability to execute and capitalize on our strategies. The full extent of COVID-19’s impact on our operations and financial performance depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic, its impact on capital and financial markets and any new information that may emerge concerning the severity and new variants of the virus, its spread to other regions as well as the actions taken to contain it, among others.

Securities Risks

Our stock price fluctuates from time to time and may fall below expectations of securities analysts and investors, and could subject us to litigation, which may result in you suffering a loss on your investment.

The market price of our common stock may fluctuate significantly in response to a number of factors, many of which are out of our control. These factors include: quarterly variations in operating results; changes in accounting treatments or principles; announcements by us or our competitors of new products and services offerings; significant contracts, acquisitions, or strategic relationships; additions or departures of key personnel; any future sales of our common stock or other securities; stock market price and volume fluctuations of publicly traded companies; and general political, economic, and market conditions. In some future quarter our operating results may fall below the expectations of securities analysts and investors, which could result in a decrease in the trading price of our common stock. In addition, if the Company fails to meet expectations related to future growth, profitability, dividends, or other market expectations, the price of the Company’s common stock may decline significantly, which could have a material adverse impact on investor confidence and employee retention. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources, which could seriously harm our business and operating results.

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

We have paid dividends to our shareholders since 2009 and it is currently anticipated that we will continue to pay regular quarterly dividends, any such determination to pay dividends and the amounts thereof will be at the discretion of the Board and will be dependent on then-existing conditions, including our financial condition, income, legal requirements, including limitations under Florida law, and other factors the Board deems relevant. The Board has previously decided, and may in the future decide, in its sole discretion, to change the amount or frequency of dividends or discontinue the payment of dividends entirely. For these reasons, shareholders will not be able to rely on dividends to receive a return on investment. Accordingly, realization of any gain on shares of our common stock may depend on the appreciation of the price of our common stock, which may not occur.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We own our facilities, including our principal executive offices and distribution center, which are located at 420 South Congress Avenue, Delray Beach, Florida 33445 (the “Property”). The Property consists of approximately 634,000 square feet of land or 14.6 acres with two building complexes totaling approximately 185,000 square feet, with additional land for future use. The first building complex consists of approximately 125,000 square feet and the second building complex consists of approximately 60,000 square feet each consisting of both office and warehouse space. The Company occupies approximately 97,000 square feet of the first building for its principal offices and distribution center. As of March 31, 2022, 48% of the Property was leased to two tenants with a remaining weighted average lease term of 3.0 years. We believe that our facilities are sufficient for our current needs and are in good condition in all material respects.

ITEM 3. LEGAL PROCEEDINGS

The Company has settled complaints that had been filed with various states’ pharmacy boards in the past. There can be no assurances made other states will not attempt to take similar actions against the Company in the future. The Company initiates litigation to protect its trade or service marks. There can be no assurance that the Company will be successful in protecting its trade or service marks. Legal costs related to the above matters are expensed as incurred.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES          ’

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “PETS.” The prices set forth below reflect the high and low sale prices per share in each of the quarters of fiscal 2022 and 2021 as reported by the NASDAQ.

Fiscal 2022:	High	Low
First Quarter	$46.06	$27.73
Second Quarter	$34.00	$26.50
Third Quarter	$32.00	$25.26
Fourth Quarter	$29.18	$23.62

Fiscal 2021:	High	Low
First Quarter	$40.96	$27.94
Second Quarter	$41.83	$29.00
Third Quarter	$33.77	$28.96
Fourth Quarter	$51.80	$29.77

Holders

There were 105 holders of record of our common stock on May 24, 2022, and approximately 48,300 of our holders are “street name” or beneficial holders, whose shares are held by banks, brokers, or other financial institutions.

Dividends

During fiscal 2021 and 2022, our Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount (In thousands)	Payment Date

May 4, 2020	$0.28	May 15, 2020	$5,647	May 22, 2020
July 20, 2020	$0.28	July 31, 2020	$5,647	August 7, 2020
October 26, 2020	$0.28	November 9, 2020	$5,676	November 20, 2020
January 19, 2021	$0.28	February 1, 2021	$5,676	February 12, 2021
May 3, 2021	$0.30	May 14, 2021	$6,081	May 21, 2021
July 26, 2021	$0.30	August 6, 2021	$6,102	August 13, 2021
October 25, 2021	$0.30	November 8, 2021	$6,283	November 19, 2021
January 24, 2022	$0.30	February 7, 2022	$6,294	February 18, 2022

On May 3, 2021, the Company’s Board of Directors declared an increased quarterly dividend from $0.28 to $0.30 per share, on its common stock. The Company’s Board of Directors declared a quarterly dividend of $0.30 per share on May 9, 2022. The Board established a May 20, 2022 record date and a May 27, 2022 payment date. The Company intends to continue to pay regular quarterly dividends; however, the declaration and payment of future dividends is discretionary and will be subject to a determination by the Board of Directors each quarter following its review of the Company’s financial performance.

Issuer Purchases of Equity Securities

On November 8, 2006, the Company's Board of Directors approved a share repurchase plan of up to $20.0 million. On October 31, 2008, November 1, 2010, and August 1, 2011, the Company’s Board of Directors approved an increase under the share repurchase plan, each for an additional $20.0 million. The repurchase plan is intended to be implemented through purchases made from time to time in either the open market or through private transactions at the Company's discretion, subject to market conditions and other factors, in accordance with SEC requirements.

There can be no assurances as to the precise number of shares that will be repurchased under the share repurchase plan, and the Company may discontinue the share repurchase plan at any time subject to compliance with applicable regulatory requirements. Shares purchased pursuant to the share repurchase plan will either be cancelled or held in the Company's treasury. On January 25, 2019, the Company’s Board of Directors authorized an additional $30.0 million under the repurchase plan. During fiscal 2020 the Company purchased and retired approximately 613,000 shares of its common stock for approximately $11.5 million, averaging approximately $18.73 per share. As of March 31, 2022, the Company had approximately $28.7 million remaining under the Company’s share repurchase plan. Since the inception of the share repurchase plan up to March 31, 2022, approximately 6.2 million shares have been repurchased under the plan for approximately $81.3 million, averaging approximately $13.11 per share.

Performance Graph

Set forth below is a line graph comparing the five-year cumulative performance of our Common Stock with the Nasdaq Composite, the Russell 2000, and our SIC Code 5912 (pharmacy peer group) from March 31, 2017, to March 31, 2022. The graph assumes that $100 was invested on March 31, 2017, in each of our Common Stock, the Nasdaq Composite, the Russell 2000, and the SIC Code 5912 (pharmacy peer group). Because we have historically paid dividends on a quarterly basis, the graph assumes that dividends were reinvested. The performance graph and related information below shall not be deemed “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Performance graph data:

	Fiscal Year Ended March 31,
	2017	2018	2019	2020	2021	2022
PetMed Express, Inc.	100.00	211.75	119.69	159.37	201.60	155.76
Nasdaq Composite	100.00	120.76	133.60	134.52	233.26	252.05
SIC Code 5912	100.00	80.17	75.01	70.52	92.62	108.31
Russell 2000	100.00	111.79	114.09	86.72	168.96	159.19

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2015 Outside Director Equity Compensation Restricted Stock Plan and 2016 Employee Equity Compensation Restricted Stock Plan as of March 31, 2022:

EQUITY COMPENSATION PLAN INFORMATION
(In thousands)
	Number of securities		Number of securities
	to be issued upon	Weighted average	remaining available
	exercise of outstanding	exercise price of	for future issuance
	options, warrants	outstanding options,	under equity
Plan category	and rights	warrants and rights	compensation plans

2015 Outside Director Equity Compensation Restricted Stock Plan	65	-	488	(1)

2016 Employee Equity Compensation Restricted Stock Plan	706	-	107

Total	771		595

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

PetMed Express (the “Company”) was incorporated in the state of Florida in January 1996, and since 2004 its common stock has traded on the NASDAQ Global Select Market under the symbol “PETS.” The Company began selling pet medications and other pet health products in September 1996, and in March 2010, the Company started offering additional pet supplies on its website for sale, and these items are drop shipped to customers by third party vendors. Presently, the Company’s product line includes approximately 3,000 of the most popular pet medications, health products, and supplies for dogs, cats, and horses.

The Company markets its products through national advertising campaigns which aim to increase the recognition of the “PetMeds” brand name, increase traffic on its website at www.petmeds.com, acquire new customers, and maximize repeat purchases. Approximately 84% of all sales were generated via the Internet in both fiscal 2022 and fiscal 2021. The twelve-month average purchase was approximately $93 per order for the fiscal year ended March 31, 2022, compared to $89 for the fiscal year ended March 31, 2021.

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

The Company disaggregates revenue in the following two categories: (1) reorder sales vs new order sales, and (2) internet sales vs contact center sales. The following table illustrates sales by various classifications:

Year Ended March 31,
Sales (In thousands)	2022	%	2021	%	$ Variance	% Variance

Reorder Sales	$250,401	91.6%	$272,648	88.2%	$(22,247)	-8.2%
New Order Sales	$23,016	8.4%	$36,567	11.8%	$(13,551)	-37.1%

Total Net Sales	$273,417	100.0%	$309,215	100.0%	$(35,798)	-11.6%

Internet Sales	$230,263	84.2%	$259,404	83.9%	$(29,141)	-11.2%
Contact Center Sales	$43,154	15.8%	$49,811	16.1%	$(6,657)	-13.4%

Total Net Sales	$273,417	100.0%	$309,215	100.0%	$(35,798)	-11.6%

Year Ended March 31,
Sales (In thousands)	2021	%	2020	%	$ Variance	% Variance

Reorder Sales	$272,648	88.2%	$248,560	87.5%	$24,088	9.7%
New Order Sales	$36,567	11.8%	$35,565	12.5%	$1,002	2.8%

Total Net Sales	$309,215	100.0%	$284,125	100.0%	$25,090	8.8%

Internet Sales	$259,404	83.9%	$238,054	83.8%	$21,350	9.0%
Contact Center Sales	$49,811	16.1%	$46,071	16.2%	$3,740	8.1%

Total Net Sales	$309,215	100.0%	$284,125	100.0%	$25,090	8.8%

Virtually all of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize accounts receivable balances relative to sales. The Company had no material contract asset or contract liability balances as of March 31, 2022, or March 31, 2021.

The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card chargebacks or insufficient funds checks. The Company determines its estimates of the un-collectability of accounts receivable by analyzing historical bad debts and current economic trends. The allowance for doubtful accounts was approximately $39,000 at both March 31, 2021, and March 31, 2022.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or net realizable value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. The inventory reserve was approximately $81,000 and $86,000 at March 31, 2022 and 2021, respectively.

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

Results of Operations

The following should be read in conjunction with the Company’s Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Consolidated Statements of Income:

	Fiscal Year Ended March 31,

	2022	2021	2020

Sales	100.0%	100.0%	100.0%
Cost of sales	71.4	70.9	71.4

Gross profit	28.6	29.1	28.6

Operating expenses:
General and administrative	11.3	9.1	8.9
Advertising	6.9	7.0	8.0
Depreciation	1.0	0.8	0.8
Total operating expenses	19.2	16.9	17.7

Income from operations	9.4	12.2	10.9

Total other income	0.5	0.5	1.0

Income before provision for income taxes	9.9	12.7	11.9

Provision for income taxes	2.2	2.8	2.8

Net income	7.7%	9.9%	9.1%

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

We believe it is useful to exclude non-cash charges, such as, share-based compensation expense, depreciation and amortization from our adjusted EBITDA and adjusted EBITDA per share because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. In addition, we believe it is useful to exclude in our adjusted EBITDA and adjusted EBITDA per share income tax provision and interest income (expense), as neither are components of our core business operations. Adjusted EBITDA and adjusted EBITDA per share have limitations as financial measures, these non-GAAP measures should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

●

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future and adjusted EBITDA and adjusted EBITDA per share do not reflect capital expenditure requirements for such replacements or for new capital expenditures;

●

Adjusted EBITDA and adjusted EBITDA per share do not reflect share-based compensation. Share-based compensation has been, and will continue to be for the foreseeable future, a material recurring expense in our business and an important part of our compensation strategy;

●	Adjusted EBITDA and adjusted EBITDA per share do not reflect interest income (expense), net; or changes in, or cash requirements for, our working capital; and

●	Other companies, including companies in our industry, may calculate adjusted EBITDA and adjusted EBITDA per share differently, which reduces these measures’ usefulness as comparative measures.

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

The following table presents a reconciliation of net income, the most directly comparable GAAP measure to adjusted EBITDA and adjusted EBITDA per share for each of the periods indicated:

Reconciliation of Non-GAAP Measures
PetMed Express, Inc.

	Three Months Ended				Year Ended
	March 31,	March 31,	$	%	March 31,	March 31,	$	%
($ in thousands, except percentages)	2022	2021	Change	Change	2022	2021	Change	Change

Consolidated Reconciliation of GAAP Net Income to Adjusted EBITDA:

Net income	$6,066	$6,812	$(746)	-11%	$21,100	$30,603	$(9,503)	-31%

Add (subtract):
Share-based compensation	$1,509	$1,013	$496	49%	$4,549	$3,307	$1,242	38%
Income Taxes	$1,368	$2,037	$(669)	-33%	$5,971	$8,613	$(2,642)	-31%
Depreciation	$687	$636	$51	8%	$2,738	$2,427	$311	13%
Interest Income/Expense	$(92)	$(85)	$(7)	8%	$(335)	$(314)	$(21)	7%

Adjusted EBITDA	$9,538	$10,413	$(875)	-8%	$34,023	$44,636	$(10,613)	-24%

	Three Months Ended				Year Ended
($ in thousands, except percentages	March 31,	March 31,	$	%	March 31,	March 31,	$	%
and per share amounts)	2022	2021	Change	Change	2022	2021	Change	Change

Consolidated Reconciliation of GAAP Net Income Per Share to Adjusted EBITDA per share:

Net income per share, diluted	$0.30	$0.34	$(0.04)	-12%	$1.04	$1.52	$(0.48)	-32%

Add (subtract):
Share-based compensation	$0.07	$0.05	$0.02	40%	$0.22	$0.16	$0.06	38%
Income Taxes	$0.07	$0.10	$(0.03)	-30%	$0.29	$0.43	$(0.14)	-33%
Depreciation	$0.03	$0.03	$-	0%	$0.13	$0.12	$0.01	8%
Interest Income/Expense	$-	$-	$-	0%	$(0.01)	$(0.01)	$-	0%

Adjusted EBITDA Per Share	$0.47	$0.52	$(0.05)	-9%	$1.67	$2.22	$(0.55)	-25%

Fiscal 2022 Compared to Fiscal 2021

COVID-19

We are dedicated to making every effort to ensure our customers’ pets receive the medications they need. We are also dedicated to making every effort to ensure the health and safety of our employees. We have continued with working from home where possible and enhanced disinfection and social distancing within our workplace. The Company has been open during our normal business hours without any material disruptions to our operations. We have not seen any major disruptions in our supply chain; however, we have experienced some delays in the delivery of some inventory items. See risk factor “The outbreak of the COVID-19 global pandemic and related government, private sector and individual consumer responsive actions may adversely affect our business operations, employee availability, financial performance, liquidity and cash flow for an unknown period of time” in Part I, Item 1A of this Form 10-K.

Sales

Sales decreased by approximately $35.8 million, or 11.6%, to $273.4 million for the fiscal year ended March 31, 2022, from approximately $309.2 million for the fiscal year ended March 31, 2021. The decrease in sales for the fiscal year ended March 31, 2022, was primarily due to decreases in reorder and new order sales. Sales for fiscal year 2022 were impacted by a much more competitive environment, and a crowded advertising market which had substantially higher advertising costs compared to the same period in the prior year. Veterinary visits increased during fiscal year 2022, compared to being down during the prior year. We believe the increase in veterinary visits was primarily due to pet owners needing to visit their veterinarian for their pets’ annual exam in order to renew their prescriptions, as many veterinarians were closed in the prior year due to the pandemic. The Company acquired approximately 263,000 new customers for the fiscal year ended March 31, 2022, compared to approximately 443,000 new customers for the same period the prior year. The following chart illustrates sales by various sales classifications:

Year Ended March 31,
Sales (In thousands)	2022	%	2021	%	$ Variance	% Variance

Reorder Sales	$250,401	91.6%	$272,648	88.2%	$(22,247)	-8.2%
New Order Sales	$23,016	8.4%	$36,567	11.8%	$(13,551)	-37.1%

Total Net Sales	$273,417	100.0%	$309,215	100.0%	$(35,798)	-11.6%

Internet Sales	$230,263	84.2%	$259,404	83.9%	$(29,141)	-11.2%
Contact Center Sales	$43,154	15.8%	$49,811	16.1%	$(6,657)	-13.4%

Total Net Sales	$273,417	100.0%	$309,215	100.0%	$(35,798)	-11.6%

Going forward sales may be adversely affected due to increased competition and consumers giving more consideration to price. The changes in consumer behavior post pandemic makes future sales somewhat challenging to predict. No guarantees can be made that sales will continue to grow in the future. The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm, and flea and tick medications. For the quarters ended June 30, September 30, December 31, and March 31 of fiscal year 2022, the Company’s sales were approximately 29%, 25%, 22%, and 24%, respectively. For the quarters ended June 30, September 30, December 31, and March 31 of fiscal year 2021, the Company’s sales were approximately 31%, 25%, 21%, and 23%, respectively.

Cost of sales

Cost of sales decreased by approximately $24.0 million, or 10.9% to $195.3 million for the fiscal year ended March 31, 2022, from $219.3 million for the fiscal year ended March 31, 2021. The cost of sales decrease can be directly related to the decrease in sales during fiscal year 2022. As a percentage of sales, cost of sales was 71.4% in fiscal year 2022, as compared to 70.9% in fiscal 2021. The cost of sales percentage increase was adversely impacted due to the major manufacturers, with whom we have a purchasing relationship, shifting their rebate funding from discounting product costs to more cooperative marketing rebates.

Gross profit

Gross profit decreased by approximately $11.8 million, or 13.2%, to $78.1 million for the fiscal year ended March 31, 2022, from $89.9 million for the fiscal year ended March 31, 2021. The decrease in gross profit can be directly related to the decrease in sales during fiscal 2022. Gross profit as a percentage of sales for fiscal 2022 was 28.6% compared to 29.1% for fiscal 2021. The decrease in the gross profit percentage was adversely impacted due to the major manufacturers, with whom we have a purchasing relationship, shifting their rebate funding from discounting product costs to more cooperative marketing rebates.

General and administrative expenses

General and administrative expenses increased by approximately $2.5 million, or 9.0%, to $30.8 million for the fiscal year ended March 31, 2022, from $28.3 million for the fiscal year ended March 31, 2021. The increase in general and administrative expenses for the fiscal year ended March 31, 2022 was primarily due to the following: a $1.4 million increase in payroll expenses, the majority of which related to increased stock compensation expense; a $989,000 increase in professional fees related to brand and marketing consultation, legal, and investment banking; and a $514,000 increase in other expenses which include property expenses, travel related expense, insurance expense, and other expenses. Offsetting the increase was a decrease of $397,000 primarily related to decreased bank service fees due to the decrease in sales. General and administrative expenses as a percentage of sales was 11.3% for the fiscal year ended March 31, 2022, compared to 9.1% for the fiscal year ended March 31, 2021. The Company expects general and administrative expense as a percentage of sales to approximate 12.5% and expects stock compensation expense to approximate $6.4 million in fiscal 2023.

Advertising expenses

Advertising expenses decreased by approximately $2.8 million to $18.8 million for the fiscal year ended March 31, 2022, from $21.6 million for the fiscal year ended March 31, 2021. The decrease in advertising expenses for fiscal 2022 was due to the Company receiving increased cooperative marketing funds from product manufacturers to offset our advertising expenses, within the terms of our contractual relationships. Overall advertising spending was flat compared to fiscal 2021, yet total net advertising expenses decreased due to increased cooperative advertising rebates. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $72 for the fiscal year ended March 31, 2022, compared to $49 for the fiscal year ended March 31, 2021. The increase to customer acquisition costs for the fiscal year ended March 31, 2022, was due to an increase in overall advertising prices and a less efficient variable marketing spend. Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, advertising spending, and price competition. Historically, the advertising environment fluctuates due to supply and demand. A more favorable advertising environment may positively impact future sales, whereas a less favorable advertising environment may negatively impact future sales. As a percentage of sales, advertising expense was 6.9% and 7.0% for the fiscal years ended March 31, 2022, and 2021, respectively. The Company currently anticipates advertising as a percentage of sales to be approximately 7.0% for fiscal year 2023. However, the advertising percentage may fluctuate quarter to quarter due to seasonality and advertising availability.

Depreciation

Depreciation expense for the fiscal year ended March 31, 2022, increased to approximately $2.7 million from $2.4 million for the fiscal year ended March 31, 2021. This increase to depreciation expense for the fiscal year ended March 31, 2022, can be attributed to increased new property and equipment additions in fiscal 2022.

Other income

Other income decreased by approximately $268,000, to $1.4 million for the fiscal year ended March 31, 2022, from $1.6 million for the fiscal year ended March 31, 2021. The decrease was related to a reduction in advertising income in fiscal 2022. Interest income was flat compared to the prior year. Interest income may decrease in the future as the Company utilizes its cash balances on its share repurchase plan, with approximately $28.7 million remaining as of March 31, 2022, on any quarterly dividend payment, on future investment/partnerships, or on its operating activities.

Provision for income taxes

For the fiscal years ended March 31, 2022 and 2021, the Company recorded an income tax provision of approximately $6.0 million and $8.6 million, respectively. The decrease to the income tax provision for fiscal 2022 is related to a decrease in operating income compared to fiscal 2021. The effective tax rate for the fiscal years ended March 31, 2022, and 2021 were 22.1% and 22.0%, respectively. The slight increase to the effective rate for the fiscal year ended March 31, 2022, can be attributed to the Company receiving more one-time tax benefits in fiscal 2021 than in fiscal 2022. The one-time tax benefits received in fiscal 2021 included a one-time state income tax refund of $285,000 in the June 2020 quarter and a $135,000 income tax benefit related to restricted stock compensation in the September 2020 and March 2021 quarters. This compared to a $196,000 one-time state income tax refund and a $131,000 benefit due to a state rate reduction in the March 2022 quarter. The Company estimates its effective tax rate will be approximately 23.0% for fiscal 2023.

Net income

Net income decreased by approximately $9.5 million, or 31%, to approximately $21.1 million for the fiscal year ended March 31, 2022, from approximately $30.6 million for the fiscal year ended March 31, 2021. The decrease to net income was primarily related to a decrease in sales and resulting gross profit, and an increase in general and administrative expenses, all partially offset by a decrease in advertising expenses, during the fiscal year.

Fiscal 2021 Compared to Fiscal 2020

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

General and administrative expenses

General and administrative expenses increased by approximately $3.0 million, or 12.0%, to $28.3 million for the fiscal year ended March 31, 2021 from $25.3 million for the fiscal year ended March 31, 2020. The increase in general and administrative expenses for the fiscal year ended March 31, 2021 was primarily due to the following: a $1.9 million increase in payroll expenses, due to increased sales and increased COVID-19 related work from home expenses, with $485,000 related to increased stock compensation expense due to the accelerated release of restrictions of the Company’s former Chairman Robert Schweitzer’s restricted stock upon his passing on February 23, 2021; a $619,000 increase in bank service fees due to increased sales; a $388,000 increase in property expenses related to the Company’s e-commerce platform; and a $207,000 increase in telephone expenses due to employees working from home in response to COVID-19. Offsetting the increase was a net decrease of $48,000 to other expenses which include insurance, professional fees, and bad debt expense. General and administrative expenses as a percentage of sales was 9.1% for the fiscal year ended March 31, 2021, compared to 8.9% for the fiscal year ended March 31, 2020.

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

Liquidity and Capital Resources

The Company’s working capital at March 31, 2022 and 2021 was approximately $117.8 million and approximately $116.3 million, respectively. The $1.5 million increase in working capital was primarily attributable to income generated by operations and a reduction to accounts payable, offset by dividends paid in the period. Net cash provided by operating activities was $18.5 million and $40.1 million for the fiscal years ended March 31, 2022 and 2021, respectively. This change can be mainly attributed to a decrease in the Company’s net income for the fiscal year ended March 31, 2022 and a decrease to accounts payable compared to the prior year. Net cash used in investing activities was $1.8 million and $2.4 million for the fiscal years ended March 31, 2022 and 2021, respectively. This change in investing activities is related to decreased property and equipment additions acquired in fiscal 2022. Net cash used in financing activities was $24.4 million and $22.7 million for the fiscal years ended March 31, 2022 and 2021, respectively. The increase to financing activities relates to an increase in the dividend paid in fiscal 2022, compared to the dividend paid in fiscal 2021. At March 31, 2022, the Company had approximately $28.7 million remaining under the Company’s share repurchase plan.

Subsequent to March 31, 2022, the Company’s Board of Directors declared a quarterly dividend of $0.30 per share on May 9, 2022. The Board established a May 20, 2022 record date and a May 27, 2022 payment date. Depending on future market conditions the Company may utilize its cash and cash equivalents on the remaining balance of its current share repurchase plan, on quarterly dividends, or on its operating activities.

At March 31, 2022 the Company had no material outstanding lease commitments. We are not currently bound by any long- or short-term agreements for the purchase or lease of capital expenditures. Any material amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any future increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Presently, we have approximately $5.0 million forecasted for capital expenditures in fiscal 2023, which will be funded through cash from operations. The Company’s primary source of working capital is cash from operations. The Company presently has no need for alternative sources of working capital and has no commitments or plans to obtain additional capital.

Recent Accounting Pronouncements

Other than disclosures included in Note 1 of the Consolidated Financial Statements, which are incorporated by reference as if fully set forth herein, the Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and cash equivalents. At March 31, 2022, we had $111.1 million in cash and cash equivalents, primarily money market accounts. A majority of our cash and cash equivalents generates interest income based on prevailing interest rates.

A significant change in interest rates could impact the amount of interest income generated from our excess cash and cash equivalents. It would also impact the market value of our cash and cash equivalents. Our cash and cash equivalents are subject to market risk, primarily interest rate and credit risk. Our investments are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our investments to high-quality debt instruments with both short- and long-term maturities. We do not hold any derivative financial instruments that could expose us to significant market risk. At March 31, 2022, we had no debt obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PETMED EXPRESS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of PetMed Express, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PetMed Express, Inc. and its subsidiaries (the Company) as of March 31, 2022 and 2021, the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated May 24, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (i) relate to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ RSM US LLP

We have served as the Company’s auditor since 2007.

Fort Lauderdale, Florida

May 24, 2022

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for per share amounts)

	March 31,	March 31,
	2022	2021
ASSETS

Current assets:
Cash and cash equivalents	$111,080	$118,718
Accounts receivable, less allowance for doubtful accounts of $39 and $39, respectively	1,913	2,587
Inventories - finished goods	32,455	34,420
Prepaid expenses and other current assets	4,866	4,503
Prepaid income taxes	681	959

Total current assets	150,995	161,187

Noncurrent assets:
Property and equipment, net	24,464	25,450
Intangible assets	860	860

Total noncurrent assets	25,324	26,310

Total assets	$176,319	$187,497

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$27,500	$39,548
Accrued expenses and other current liabilities	5,697	5,387

Total current liabilities	33,197	44,935

Deferred tax liabilities	936	1,281

Total liabilities	34,133	46,216

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 5,000 shares authorized; 3 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized; 20,979 and 20,269 shares issued and outstanding, respectively	21	20
Additional paid-in capital	11,660	7,111
Retained earnings	130,496	134,141

Total shareholders' equity	142,186	141,281

Total liabilities and shareholders' equity	$176,319	$187,497

See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for per share amounts)

	Year Ended March 31,
	2022	2021	2020

Sales	$273,417	$309,215	$284,125
Cost of sales	195,341	219,267	202,879

Gross profit	78,076	89,948	81,246

Operating expenses:
General and administrative	30,829	28,293	25,264
Advertising	18,799	21,641	22,748
Depreciation	2,738	2,427	2,257
Total operating expenses	52,366	52,361	50,269

Income from operations	25,710	37,587	30,977

Other income (expense):
Interest income, net	335	314	1,747
Other, net	1,026	1,315	1,169
Total other income	1,361	1,629	2,916

Income before provision for income taxes	27,071	39,216	33,893

Provision for income taxes	5,971	8,613	8,042

Net income	$21,100	$30,603	$25,851

Net income per common share:
Basic	$1.05	$1.53	$1.29
Diluted	$1.04	$1.52	$1.29

Weighted average number of common shares outstanding:
Basic	20,176	20,060	20,041
Diluted	20,358	20,119	20,055

Cash dividends declared per common share	$1.20	$1.12	$1.08

See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended March 31, 2020, March 31, 2021, and March 31, 2022
(In thousands)

	Convertible		Common		Additional
	Preferred Stock		Stock		Paid-In	Retained
	Shares	Amounts	Shares	Amounts	Capital	Earnings	Total

Balance, March 31, 2019	3	9	20,674	21	12,478	122,172	134,680

Issuance of restricted stock, net	-	-	105	-	-	-	-

Share based compensation	-	-	-	-	2,822	-	2,822

Repurchased and retired shares	-	-	(613)	(1)	(11,496)	-	(11,497)

Dividends declared	-	-	-	-	-	(21,846)	(21,846)

Net income	-	-	-	-	-	25,851	25,851

Balance, March 31, 2020	3	9	20,166	20	3,804	126,177	130,010

Issuance of restricted stock, net	-	-	103	-	-	-	-

Share based compensation	-	-	-	-	3,307	-	3,307

Dividends declared	-	-	-	-	-	(22,639)	(22,639)

Net income	-	-	-	-	-	30,603	30,603

Balance, March 31, 2021	3	9	20,269	20	7,111	134,141	141,281

Issuance of restricted stock, net	-	-	710	1	-	-	1

Share based compensation	-	-	-	-	4,549	-	4,549

Dividends declared	-	-	-	-	-	(24,745)	(24,745)

Net income	-	-	-	-	-	21,100	21,100

Balance, March 31, 2022	3	$9	20,979	$21	$11,660	$130,496	$142,186

See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	March 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$21,100	$30,603	$25,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,738	2,427	2,257
Share based compensation	4,549	3,307	2,822
Deferred income taxes	(345)	311	(151)
Bad debt expense	165	130	191
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Accounts receivable	509	1,126	(1,492)
Inventories - finished goods	1,965	(16,536)	3,486
Prepaid income taxes	278	(959)	582
Prepaid expenses and other current assets	(363)	(974)	(376)
Accounts payable	(12,048)	19,890	3,383
Accrued expenses and other current liabilities	(50)	1,221	1,820
Income taxes payable	-	(471)	471
Net cash provided by operating activities	18,498	40,075	38,844

Cash flows from investing activities:
Purchases of property and equipment	(1,752)	(2,432)	(2,311)
Net cash used in investing activities	(1,752)	(2,432)	(2,311)

Cash flows from financing activities:
Dividends paid	(24,384)	(22,687)	(21,803)
Repurchase and retirement of common stock	-	-	(11,497)
Net cash used in financing activities	(24,384)	(22,687)	(33,300)

Net (decrease) increase in cash and cash equivalents	(7,638)	14,956	3,233

Cash and cash equivalents, at beginning of year	118,718	103,762	100,529

Cash and cash equivalents, at end of year	$111,080	$118,718	$103,762

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$6,085	$10,018	$7,140

Property and equipment in current assets	$-	$-	$1,745

Dividends payable in accrued expenses	$558	$198	$246

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)         Summary of Significant Accounting Policies

Organization

PetMed Express, Inc. and subsidiaries, d/b/a PetMeds® (the “Company”), is a leading nationwide pet pharmacy. The Company markets prescription and non-prescription pet medications, health products, and supplies for dogs, cats, and horses, direct to the consumer. The Company markets its products through national advertising campaigns, which aim to increase the recognition of the “1-800-PetMeds” brand name and “PetMeds” family of trademarks, increase traffic on its website atwww.petmeds.com, acquire new customers, and maximize repeat purchases. Virtually all of the Company's sales are to residents in the United States. The Company’s corporate headquarters and distribution facility are located in Delray Beach, Florida. The Company's fiscal year end is March 31, and references herein to fiscal 2022, 2021, or 2020 refer to the Company's fiscal years ended March 31, 2022, 2021, and 2020, respectively.

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

The Company disaggregates revenue in the following two categories: (1) reorder sales vs new order sales, and (2) internet sales vs contact center sales. The following table illustrates s by various classifications:

Year Ended March 31,
Sales (In thousands)	2022	%	2021	%	$ Variance	% Variance

Reorder Sales	$250,401	91.6%	$272,648	88.2%	$(22,247)	-8.2%
New Order Sales	$23,016	8.4%	$36,567	11.8%	$(13,551)	-37.1%

Total Net Sales	$273,417	100.0%	$309,215	100.0%	$(35,798)	-11.6%

Internet Sales	$230,263	84.2%	$259,404	83.9%	$(29,141)	-11.2%
Contact Center Sales	$43,154	15.8%	$49,811	16.1%	$(6,657)	-13.4%

Total Net Sales	$273,417	100.0%	$309,215	100.0%	$(35,798)	-11.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)         Summary of Significant Accounting Policies (Continued)

Year Ended March 31,
Sales (In thousands)	2021	%	2020	%	$ Variance	% Variance

Reorder Sales	$272,648	88.2%	$248,560	87.5%	$24,088	9.7%
New Order Sales	$36,567	11.8%	$35,565	12.5%	$1,002	2.8%

Total Net Sales	$309,215	100.0%	$284,125	100.0%	$25,090	8.8%

Internet Sales	$259,404	83.9%	$238,054	83.8%	$21,350	9.0%
Contact Center Sales	$49,811	16.1%	$46,071	16.2%	$3,740	8.1%

Total Net Sales	$309,215	100.0%	$284,125	100.0%	$25,090	8.8%

Virtually all of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize accounts receivable balances relative to sales. The Company had no material contract asset or liability balances as of March 31, 2022 and 2021.

The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card chargebacks or insufficient funds checks. The Company determines its estimates of the un-collectability of accounts receivable by analyzing historical bad debts and current economic trends. The allowance for doubtful accounts was approximately $39,000 at March 31, 2022 and March 31, 2021.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2022 and 2021 consisted of the Company’s cash accounts and money market accounts with a maturity of three months or less. The carrying amount of cash equivalents approximates fair value. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

Inventories

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or net realizable value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. The inventory reserve was approximately $81,000 and $86,000 at March 31, 2022 and 2021, respectively.

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

Intangible Assets

The intangible assets consist of a toll-free telephone number and an internet domain name. In accordance with the Accounting Standards Codification (“ASC”) Topic 350 (“Goodwill and Other Intangible Assets”) the intangible assets are not being amortized and are subject to an annual review for impairment.

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

Comprehensive Income

The Company applies ASC Topic 220 (“Reporting Comprehensive Income”) which requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. For the fiscal years ended March 31, 2022, 2021 and 2020 the Company had no unrealized gains or losses.

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

The Company applies “Accounting for Uncertainty in Income Taxes” guidance to all tax positions for which the statute of limitations remains open. The Company files tax returns in the U.S. federal jurisdiction and Florida and Arizona.  With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years ending March 31, 2019, or earlier. Any interest and penalties related to income taxes will be recorded to other income (expenses).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)         Summary of Significant Accounting Policies (Continued)

Business Concentrations

The Company purchases its products from a variety of sources, including certain manufacturers, domestic distributors, and wholesalers. We have multiple suppliers for each of our products to obtain the lowest cost. There were five suppliers from which we purchased approximately 80% of all products in fiscal 2022 and 2021.

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

(2)         Property and Equipment

Major classifications of property and equipment consist of the following (in thousands):

	March 31,
	2022	2021

Building	$14,997	$14,997
Land	3,700	3,700
Building Improvements	2,834	2,834
Computer Software	5,512	5,621
Furniture, fixtures and equipment	9,106	8,626
	36,149	35,778
Less: accumulated depreciation	(11,685)	(10,328)

Property and equipment, net	$24,464	$25,450

(3)         Valuation and Qualifying Accounts

Activity in the Company's valuation and qualifying accounts consists of the following (in thousands):

	Year Ended March 31,
	2022	2021	2020

Allowance for doubtful accounts:
Balance at beginning of period	$39	$59	$39
Provision for doubtful accounts	165	130	191
Write-off of uncollectible accounts receivable	(165)	(150)	(171)

Balance at end of year	$39	$39	$59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)         Accrued Expenses and Other Current Liabilities

Major classifications of accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,
	2022	2021

Accrued sales tax	$1,106	$1,063
Accrued credit card fees	428	456
Accrued salaries and benefits	1,134	1,525
Accrued merchandise credits / reward program	1,623	1,413
Accrued professional expenses	459	290
Accrued sales return allowance	190	220
Accrued dividends payable	558	198
Accrued real estate taxes	111	114
Other accrued liabilities	88	108

Accrued expenses and other current liabilities	$5,697	$5,387

(5)         Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	March 31,
	2022	2021
Deferred tax assets:
Accrued expenses	$364	$406
Deferred stock compensation	662	321
Bad debt and inventory reserves	27	29

Total deferred tax assets	1,053	756

Deferred tax liabilities:
Property and equipment	(1,989)	(2,037)

Total net deferred tax liabilities	$(936)	$(1,281)

At March 31, 2022, the Company had no federal net operating loss carryforwards.

The components of the income tax provision consist of the following (in thousands):

	Year Ended March 31,
	2022	2021	2020

Current taxes
Federal	$5,801	$7,446	$7,352
State	515	856	841
Total current taxes	6,316	8,302	8,193

Deferred taxes
Federal	(317)	279	(135)
State	(28)	32	(16)
Total deferred taxes	(345)	311	(151)

Total provision for income taxes	$5,971	$8,613	$8,042

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)         Income Taxes (Continued)

The reconciliation of income tax provision computed at the U.S. federal statutory tax rates to income tax expense is as follows (in thousands):

	Year Ended March 31,
	2022	2021	2020

Income taxes at U.S. statutory rates	$5,685	$8,235	$7,118
State income taxes, net of federal tax benefit	379	708	649
Restricted stock (windfall) shortfall adjustment	33	(135)	322
Other	(126)	(195)	(47)

Total provision for income taxes	$5,971	$8,613	$8,042

In fiscal 2022 the Company recognized a stock compensation shortfall charge of approximately $33,000 and recognized a one-time charge of approximately $29,000 related to a return to provision true up of the fiscal 2021 income tax provision. In fiscal 2021 the Company recognized a stock compensation windfall benefit of approximately $135,000, and recognized a one-time benefit of approximately $194,000, related to a return to provision true up of the fiscal 2020 income tax provision. In fiscal 2020 the Company recognized a stock compensation shortfall charge of approximately $322,000, and recognized a one-time benefit of approximately $93,000, related to a return to provision true up of the fiscal 2019 income tax provision.

(6)         Shareholders’ Equity

Preferred Stock

In April 1998, the Company issued 250,000 shares of its $.001 par value preferred stock at a price of $4.00 per share, less issuance costs of $112,187. Each share of the preferred stock is convertible into approximately 4.05 shares of common stock at the election of the shareholder. The shares have a liquidation value of $4.00 per share and may pay dividends at the sole discretion of the Company. The Company does not anticipate paying dividends to the preferred shareholders in the foreseeable future. Each share of preferred stock is entitled to one vote on all matters submitted to a vote of shareholders of the Company. At March 31, 2022 and 2021, 2,500 shares of the convertible preferred stock remained unconverted and outstanding.

Share Repurchase Plan

On November 8, 2006, the Company's Board of Directors approved a share repurchase plan of up to $20.0 million. On October 31, 2008, November 1, 2010, and August 1, 2011, the Company’s Board of Directors approved an increase under the repurchase plan each for an additional $20.0 million. On January 25, 2019, the Company’s Board of Directors authorized an additional $30.0 million under the repurchase plan. The repurchase plan is intended to be implemented through purchases made from time to time in either the open market or through private transactions at the Company's discretion, subject to market conditions and other factors, in accordance with Securities and Exchange Commission requirements. There can be no assurances as to the precise number of shares that will be repurchased under the share repurchase plan, and the Company may discontinue the share repurchase plan at any time subject to compliance with applicable regulatory requirements. Shares purchased pursuant to the share repurchase plan will either be retired or held in the Company's treasury. During fiscal 2020 the Company purchased and retired approximately 613,000 shares of its common stock for approximately $11.5 million. During fiscal 2022 and 2021 the Company had no share repurchases. At March 31, 2022 the Company had approximately $28.7 million remaining under the Company’s share repurchase plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)         Shareholders’ Equity (Continued)

Dividends

On May 3, 2021, the Company’s Board of Directors increased the quarterly dividend to $0.30 per share, on its common stock. The Company intends to continue to pay regular quarterly dividends; however, the declaration and payment of future dividends is discretionary and will be subject to a determination by the Board of Directors each quarter following its review of the Company’s financial performance. During fiscal 2022, our Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount (In thousands)	Payment Date

May 3, 2021	$0.30	May 14, 2021	$6,081	May 21, 2021
July 26, 2021	$0.30	August 6, 2021	$6,102	August 13, 2021
October 25, 2021	$0.30	November 8, 2021	$6,283	November 19, 2021
January 24, 2022	$0.30	February 7, 2022	$6,294	February 18, 2022

(7)         Restricted Stock

In July 2015, the Company’s 2015 Outside Director Equity Compensation Restricted Stock Plan (“2015 Director Plan”) became effective upon the approval of the plan by the Company’s Shareholders. The 2015 Director Plan authorizes 400,000 shares of the Company's common stock available for issuance under the plan and provides for an automatic increase every year in the amount of shares available for issuance under the plan of 10% of the shares authorized under the plan. In July 2016, the Company’s 2016 Employee Equity Compensation Restricted Stock Plan (“2016 Employee Plan”) became effective upon the approval of the plan by the Company’s Shareholders. The 2016 Employee Plan authorizes 1,000,000 shares of the Company's Common stock available for issuance under the plan. The value of the restricted stock is determined based on the market value of the stock at the issuance date. The restriction period or forfeiture period is determined by the Company’s Board and is to be no less than 1 year and no more than ten years unless otherwise specified by the Board of Directors.

At March 31, 2022, the Company had 893,258 restricted common shares issued under the 2016 Employee Plan and 208,880 restricted common shares issued under the 2015 Director Plan. The majority of shares were issued subject to a restriction and forfeiture period which lapses ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over a one to three-year restriction period. For the fiscal years ended March 31, 2022, 2021, and 2020, the Company recognized compensation expense related to the Employee and Director Plans of $4.5 million, $3.3 million, and $2.8 million, respectively.

A summary of the Company’s non-vested restricted stock at March 31, 2022 is as follows (in thousands):

	Employee Plan Number of Shares	Director Plan Number of Shares	Both Plans Number of Shares

Non-vested restricted stock outstanding at March 31, 2021	98	62	160

Restricted stock granted	676	44	720

Restricted stock vested	(69)	(30)	(99)

Restricted stock forfeited or expired	(3)	(7)	(10)

Non-vested restricted stock outstanding at March 31, 2022	702	69	771

At March 31, 2022 and 2021, there were 770,652 and 160,117, restricted shares subject to restriction and forfeiture outstanding, respectively. During the fiscal years ended March 31, 2022 and 2021, the Company issued, net of forfeitures, 709,599 and 102,931 restricted shares, respectively. At March 31, 2022 and 2021, there were $13.4 million and $2.5 million of unrecognized compensation costs related to the restricted stock subject to restriction and forfeiture awards, respectively, which is expected to be recognized over the remaining weighted average restriction and forfeiture period of 2.3 and 1.8 years for fiscal 2022 and 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company’s cash equivalents are classified within Level 1. At March 31, 2022 and 2021 the Company had invested the majority of its cash and cash equivalents balance in money market funds (level 1).

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

	Year Ended March 31,
	2022	2021	2020
Net income (numerator):

Net income	$21,100	$30,603	$25,851

Shares (denominator)

Weighted average number of common shares outstanding used in basic computation	20,176	20,060	20,041
Common shares issuable upon the vesting of restricted stock	172	49	4
Common shares issuable upon conversion of preferred shares	10	10	10
Shares used in diluted computation	20,358	20,119	20,055

Net income per common share:

Basic	$1.05	$1.53	$1.29
Diluted	$1.04	$1.52	$1.29

At March 31, 2022, 2021, and 2020, 220,727, 20,952, and 72,120 shares of common restricted stock, respectively, were excluded from the computations of diluted net income per common share, as their inclusion would have had an anti-dilutive effect on diluted net income per common share.

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

Operating Leases

Upon acquisition of the Delray Beach property in January 2016, 48% of the property, approximately 88,000 square feet of the property was leased to two tenants. At March 31, 2022, the leases with these two tenants had a remaining weighted average lease term of 3.0 years. The Company recorded approximately $689,000 and $670,000 in rental revenue in fiscal 2022 and 2021, respectively, which was included in other income. The Company expects to receive the following future lease payments, under the current lease agreements, over the next five years: $710,000 in fiscal 2023; $731,000 in fiscal 2024, $566,000 in fiscal 2025, and $110,000 in fiscal 2026.

Employment Agreements

On July 12, 2019, the Company entered into Amendment No. 7 , with Menderes Akdag (“Mr. Akdag”), former CEO & President and Director, providing that in the event that a Change in Control (as was thereinafter defined) of the Company was to occur at any time, Mr. Akdag would have the right to terminate his employment for “Good Reason,” (as was thereinafter defined) upon thirty (30) days written notice given at any time within one (1) year after the occurrence of such event, and upon such termination Mr. Akdag would be entitled to a one-time payment of two times his salary as of the date of such termination. On July 31, 2020, the Company entered into Amendment No. 8 which extended Mr. Akdag’s contract for an additional year at an annual rate of $626,860 and granted Mr. Akdag 37,800 restricted shares, which were subject to restriction and forfeiture until July 31, 2021, in accordance with the parameters of his executive compensation plan.

On May 28, 2021, the Board of Directors notified Mr. Akdag that the Company would not extend Mr. Akdag’s employment agreement with the Company, and the employment agreement would therefore end on July 30, 2021, in accordance with the scheduled end date of the agreement. Effective July 31, 2021, the Board of Directors appointed Bruce S. Rosenbloom (“Mr. Rosenbloom”), the Company’s Chief Financial Officer, as Interim Chief Executive Officer and President of the Company, until a permanent successor chief executive officer was appointed. Mr. Rosenbloom received an additional cash stipend of $10,000 for the additional responsibilities while serving as Interim Chief Executive Officer and President, which ended on August 30, 2021.

On June 11, 2021, the Company and Mr. Akdag, entered into a CEO Separation Agreement and General Release setting forth certain matters relating to the expiration of Mr. Akdag’s employment with the Company (the “Separation Agreement”). The Separation Agreement provided that Mr. Akdag’s employment with the Company, and service as an officer and director of the Company, would terminate as of July 30, 2021. The Separation Agreement also documented Mr. Akdag’s agreement that, during his remaining period of employment through July 30, 2021, he would continue to provide his fulltime and attention to the business affairs of the Company and cooperate with the Company’s Board of Directors on the transition to a new chief executive officer. The Separation Agreement provided that Mr. Akdag would be paid two lump-sum severance payments of $325,000 each, with the first such payment to be paid, and was paid, on August 10, 2021, and the second to be paid, and was paid, on December 31, 2021, subject to his compliance with the terms and conditions of his then existing employment agreement, and the Separation Agreement. In exchange for the Company’s agreement to make the severance payments, Mr. Akdag granted the Company a full release of any and all claims that he may have against the Company and its affiliates and related parties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)         Commitments and Contingencies (Continued)

In addition, as a part of the Separation Agreement, the Company confirmed that the 37,800 restricted shares held by Mr. Akdag will be, and were, released from restriction and forfeiture on July 31, 2021, and that the Company would, and did, cover the tax withholding obligations in connection with such release of shares from restriction and forfeiture. Under the Separation Agreement, Mr. Akdag agreed that he would continue to comply with his existing confidentiality, non-solicitation, and non-compete obligations, and he further agreed that until July 31, 2022, he would comply with certain “standstill” covenants relating to the Company.

On August 25, 2021, the Board of Directors appointed Mathew N. Hulett (Mr. Hulett”) as Chief Executive Officer and President of the Company and as a member of the Board of Directors. These appointments were effective as of August 30, 2021. On August 25, 2021, the Company entered into an employment agreement with Mr. Hulett to serve as the Company’s Chief Executive Officer and President. The employment agreement is for an initial term of three (3) years commencing on August 30, 2021 and will automatically renew for successive one (1) year terms, or for longer periods as mutually agreed upon by the parties, unless the employment agreement is expressly cancelled by either Mr. Hulett or the Company sixty (60) days prior to the end of the then current term, or is otherwise terminated as provided in the agreement. The employment agreement provides that Mr. Hulett will receive an annual base salary of $500,000, subject to periodic review for increases with the approval of the Board of Directors, and will be eligible to participate in the standard employee benefit plans generally available to executives and employees of the Company, including health insurance, life and disability insurance, restricted stock under the Company’s equity compensation plan(s), 401(k) plan, and paid time off and paid holidays. The employment agreement also provides that the Company will reimburse Mr. Hulett for his documented business expenses incurred in connection with his employment pursuant to the Company's standard reimbursement expense policy and practices. The employment agreement contains certain rights of Mr. Hulett and the Company to terminate Mr. Hulett’s employment, including termination by the Company for “Cause” as defined in the employment agreement, and termination by Mr. Hulett for “Good Reason” as defined in the employment agreement within twelve (12) months of a Change in Control as defined in the employment agreement. Mr. Hulett is also entitled to severance pay equal to twelve (12) months of Mr. Hulett’s current base salary and eighteen (18) months of health insurance benefits in the event of his termination by the Company without Cause, or termination by Mr. Hulett for Good Reason within twelve (12) months of a Change in Control. The foregoing severance benefits are conditioned upon Mr. Hulett’s execution of a release of claims and compliance with certain restrictive covenants. The employment agreement contains customary non-disclosure and non-solicitation provisions as well as a one (1) year non-compete following the termination of the agreement.

On August 30, 2021, Mr. Hulett also received an award of 90,000 shares of restricted stock under the Company’s 2016 Employee Plan, which stock restrictions will lapse pro rata on each of August 30, 2022, August 30, 2023, and August 30, 2024, which are subject to forfeiture in the event of termination of employment (except as provided in the restricted stock agreement). Mr. Hulett also received an award of 510,000 shares of performance restricted stock under the 2016 Employee Plan, which stock restrictions will lapse on the third anniversary of the date of grant based on (i) achieving absolute stock price hurdles within the three-year period from the date of grant, and (ii) continued employment through the performance period of three years from the date of grant, in accordance with the following schedule: 85,000 shares at the stock hurdle price of $40 per share, 107,000 shares at the stock hurdle price of $45 per share, 106,000 shares at the stock hurdle price of $50, 106,000 shares at the stock hurdle price of $55, and 106,000 shares at the stock hurdle price of $60.

Should none of the absolute stock price hurdles be met during the three-year period from the date of grant no shares would vest (as defined in the performance restricted stock agreement). Once the absolute stock price hurdle is achieved, it will be considered to have met the absolute stock price hurdle, regardless of the stock price on the third anniversary of the date of grant. The absolute stock price hurdle would be considered to have been met if the average closing stock price of the Company is at or above the absolute stock price hurdle for a period of ninety (90) consecutive trading days. If the shares would be considered to have met the absolute stock price hurdle, they will only vest on the third anniversary of date of grant, subject to Mr. Hulett’s continued employment through the performance period of three years from the date of grant (except as provided in the performance restricted stock agreement). As of March 31, 2022, none of the performance restricted stock vested, as no performance stock price hurdles were met.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)         Employee Benefit Plan

The Company maintains a 401(k) Savings Plan for eligible employees.  The plan is a defined contribution plan that is administered by the Company. All regular, full-time employees are eligible for voluntary participation upon completing one year of service and having attained the age of 21.  The plan provides for growth in savings through contributions and income from investments.  It is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Plan participants are allowed to contribute a specified percentage of their base salary. In 2006, the Company approved a matching contribution which is funded subsequent to the calendar year. During the fiscal years ended March 31, 2022, 2021, and 2020, the Company charged $238,000, $245,000, and $211,000, respectively, of 401(k) matching contribution and administration expense to general and administrative expenses.

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

During fiscal 2022, the Company has been open during our normal business hours without any material disruptions to our operations. We have not seen any major disruptions in our supply chain; however, we have experienced some delays in the delivery of some inventory items. We are dedicated to making every effort to ensure our customers’ pets receive the medications they need. We are also dedicated to making every effort to ensure the health and safety of our employees. We have continued with working from home where possible and enhanced disinfection and social distancing within our workplace.

(13)         Subsequent Events

Subsequent to March 31, 2022 the Company issued 7,450 restricted shares to certain employees of the Company under the 2016 Employee Plan, with a fair value of $23.50 per share. In April 2022, the Company issued 1,875 restricted shares to Diana Garvis Purcell, a newly appointed director on our Board of Directors, with a fair value of $25.53 per share. In connection with Ms. Purcel’s appointment on the Board, the Board voted to increase the size of the Board by one director to seven persons effective April 4, 2022.

On April 19, 2022, the Company engaged in a three-year partnership agreement with Vetster Inc. (“Vetster”), a veterinary telehealth Canadian company. The Company also purchased a 5% minority interest in Vetster in the amount of $5.0 million The Company also received warrants for additional equity in Vetster, which are tied to future performance milestones. Under the terms of the agreement, the Company becomes the exclusive e-commerce provider for Vetster, and Vetster becomes the exclusive provider of telehealth and telemedicine services to the Company.

On May 9, 2022, the Company’s Board of Directors declared a quarterly dividend of $0.30 per share on its common stock. The $6.3 million dividend will be payable on May 27, 2022, to shareholders of record at the close of business on May 20, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14)         Related Party Transaction

The Company’s Board of Directors Chairman, Gian Fulgoni, serves on the board of directors of Prophet, a brand and marketing consulting company, which PetMed Express, Inc. engaged with in March 2021 for $292,000. The Company expensed $32,000 in fiscal 2021, with the remaining $260,000 expensed in fiscal 2022. This transaction was approved by the Company’s Board of Directors with terms that are comparable to those with an unrelated third party.

(15)         Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data for fiscal 2022 and 2021 is as follows (in thousands, except for per share amounts):

Quarter Ended:	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022

Sales	$79,312	$67,386	$60,717	$66,002
Gross Profit	$21,780	$19,174	$17,725	$19,397
Income from operations	$5,419	$8,087	$5,147	$7,057
Net income	$4,428	$6,349	$4,257	$6,066
Diluted net income per common share	$0.22	$0.31	$0.21	$0.30

Quarter Ended:	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021

Sales	$96,204	$75,436	$65,896	$71,679
Gross Profit	$26,785	$23,018	$19,623	$20,522
Income from operations	$9,436	$10,471	$9,293	$8,387
Net income	$7,768	$8,412	$7,611	$6,812
Diluted net income per common share	$0.39	$0.42	$0.38	$0.34

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework - 2013. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of March 31, 2022.

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

/s/ Mathew N. Hulett

Mathew N. Hulett

President, Chief Executive Officer, Director

May 24, 2022

/s/ Bruce S. Rosenbloom

Bruce S. Rosenbloom

Chief Financial Officer

May 24, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of PetMed Express, Inc. and subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited PetMed Express, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated May 24, 2022 expressed an unqualified opinion.

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

Fort Lauderdale, Florida
May 24, 2022

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2022, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date, that our disclosure controls and procedures were effective such that the information relating to PetMed Express, Inc., including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2022 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective, as of March 31, 2022, as stated in our report which is included herein. Our internal control over financial reporting as of March 31, 2022 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report which is contained in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fourth quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2022, relating to our 2022 Annual Meeting of Stockholders to be held on July 28, 2022, and is incorporated herein by reference.

We adopted a Corporate Code of Business Conduct and Ethics applicable to all officers, directors, and employees. The Company’s Corporate Code of Business Conduct and Ethics is available on our website at www.petmeds.com under “About Us - Corporate Governance”. You may also obtain a copy of our Corporate Code of Business Conduct and Ethics free of charge by contacting Investor Relations at 1-800-738-6337.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2022, relating to our 2022 Annual Meeting of Stockholders to be held on July 28, 2022, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item (other than information required by Item 201(d) of Regulation S-K with respect to equity compensation plans, which is set forth under Item 5. in this Annual Report on Form 10-K) will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2022, relating to our 2022 Annual Meeting of Stockholders to be held on July 28, 2022, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2021, relating to our 2021 Annual Meeting of Stockholders to be held on July 28, 2022, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2022, relating to our 2022 Annual Meeting of Stockholders to be held on July 28, 2022, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3.4	Second Amended and Restated By-Laws of PetMed Express, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed March 26, 2020).

(4)	Instruments Defining the Rights of Security Holders

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 10-SB, File No. 000-28827, filed January 10, 2000).
4.2	Description of Securities.*

(10)	Material Contracts

10.1+	Employment Letter with Bruce Rosenbloom dated May 30, 2001 (incorporated by reference to Exhibit 10.9 of the Registrant’s Form 8-K filed April 7, 2009).
10.2+

2015 Outside Director Equity Compensation Restricted Stock Plan (incorporated by reference to Exhibit B of our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders filed June 8, 2015).

10.2.1

Form of Restricted Stock Agreement used for grants of restricted stock under the 2015 Outside Director Equity Compensation Restricted Stock Plan (incorporated by reference to Exhibit 10.10.1 of the Registrant’s Form 10-K for the year ended March 31, 2017 filed May 23, 2017).

10.3	Agreement of Purchase and Sale [420 South Congress Avenue] (incorporated by reference to Exhibit 10.11 of the Registrant’s Form 10-Q for the quarter ended December 31, 2015, filed February 2, 2016).
10.4+

2016 Employee Equity Compensation Restricted Stock Plan, including form of Restricted Stock Agreement used for grants of restricted stock (incorporated by reference to Exhibit A of our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders filed June 13, 2016).

10.5+	Amendment No. 1 to Offer Letter with Bruce Rosenbloom (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2017, filed October 31, 2017).
10.6+

Form of Indemnification Agreement entered into with the Directors and Executive Officers of the Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2019, filed July 30, 2019).

10.7+	CEO Separation Agreement and General Release with Menderes Akdag (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed June 15, 2021).
10.8+	Letter Agreement with Bruce Rosenbloom (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed July 6, 2021).
10.9+	Executive Employment Agreement with Mathew N. Hulett (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed August 30, 2021).
10.10+	Restricted Stock Agreement with Mathew N. Hulett (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed August 30, 2021).
10.11+	Restricted Performance Stock Agreement with Mathew N. Hulett (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed August 30, 2021).

(21)	Subsidiaries of Registrant

21.1	Subsidiaries of Registrant*

(23)	Consents of Experts and Counsel

23.1	Consent of RSM US LLP*

(31)	Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*

(32)	Certifications

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350**

*Filed herewith

**Furnished herewith

+ Indicates a management contract or compensatory plan or arrangement

101.INS***	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH***	Inline XBRL Taxonomy Extension Schema Document

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	Inline XBRL Taxonomy Extension Definition LInkbase Document

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

***    XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, as amended, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

ITEM 16. FORM 10–K SUMMARY

None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 24, 2022

PETMED EXPRESS, INC.
(the “registrant”)

By:	/s/ Mathew N. Hulett
Mathew N. Hulett
Chief Executive Officer and President
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 24, 2022.

SIGNATURE	TITLE

/s/ Mathew N. Hulett	Chief Executive Officer, President and Director (principal executive officer)
Mathew N. Hulett

/s/ Gian M. Fulgoni	Chairman of the Board and Director
Gian M. Fulgoni

/s/ Bruce S. Rosenbloom	Chief Financial Officer and Treasurer (principal financial and accounting officer)
Bruce S. Rosenbloom

/s/ Ronald J. Korn	Director
Ronald J. Korn

/s/ Leslie C.G. Campbell	Director
Leslie C.G. Campbell

/s/ Jodi Watson	Director
Jodi Watson

/s/ Peter S. Cobb	Director
Peter S. Cobb

/s/ Diana Garvis Purcel	Director
Diana Garvis Purcel