Form 10-Q
period 2022-06-30
PETMED EXPRESS INC
filed 2022-08-02
CIK 1040130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,013,848 Common Shares, $.001 par value per share at August 2, 2022.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share amounts)

	June 30,	March 31,
	2022	2022
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$105,414	$111,080
Accounts receivable, less allowance for doubtful accounts of $36 and $39, respectively	1,782	1,913
Inventories - finished goods	22,575	32,455
Prepaid expenses and other current assets	4,415	4,866
Prepaid income taxes	-	681
Total current assets	134,186	150,995

Noncurrent assets:
Property and equipment, net	24,693	24,464
Minority interest investment in Vetster	5,000	-
Intangible assets	860	860
Total noncurrent assets	30,553	25,324

Total assets	$164,739	$176,319

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$17,031	$27,500
Accrued expenses and other current liabilities	6,027	5,697
Income taxes payable	839	-
Total current liabilities	23,897	33,197

Deferred tax liabilities	642	936

Total liabilities	24,539	34,133

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 5,000 shares authorized; 3 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized; 20,989 and 20,979 shares issued and outstanding, respectively	21	21
Additional paid-in capital	13,196	11,660
Retained earnings	126,974	130,496

Total shareholders' equity	140,200	142,186

Total liabilities and shareholders' equity	$164,739	$176,319

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts) (Unaudited)

	Three Months Ended
	June 30,
	2022	2021

Sales	$70,187	$79,312
Cost of sales	50,244	57,532

Gross profit	19,943	21,780

Operating expenses:
General and administrative	9,351	8,041
Advertising	6,349	7,673
Depreciation	753	647
Total operating expenses	16,453	16,361

Income from operations	3,490	5,419

Other income:
Interest income, net	117	85
Other, net	198	284
Total other income	315	369

Income before provision for income taxes	3,805	5,788

Provision for income taxes	1,030	1,360

Net income	$2,775	$4,428

Net income per common share:
Basic	$0.14	$0.22
Diluted	$0.14	$0.22

Weighted average number of common shares outstanding:
Basic	20,208	20,109
Diluted	20,291	20,200

Cash dividends declared per common share	$0.30	$0.30

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income	$2,775	$4,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	753	647
Share based compensation	1,536	718
Deferred income taxes	(294)	(167)
Bad debt expense	45	29
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Accounts receivable	86	396
Inventories - finished goods	9,880	5,246
Prepaid income taxes	681	959
Prepaid expenses and other current assets	451	442
Accounts payable	(10,469)	(14,834)
Accrued expenses and other current liabilities	97	1,145
Income taxes payable	839	569
Net cash provided by (used in) operating activities	6,380	(422)

Cash flows from investing activities:
Purchase of minority interest investment in Vetster	(5,000)	-
Purchases of property and equipment	(982)	(477)
Net cash used in investing activities	(5,982)	(477)

Cash flows from financing activities:
Dividends paid	(6,064)	(6,033)
Net cash used in financing activities	(6,064)	(6,033)

Net decrease in cash and cash equivalents	(5,666)	(6,932)
Cash and cash equivalents, at beginning of period	111,080	118,718

Cash and cash equivalents, at end of period	$105,414	$111,786

Supplemental disclosure of cash flow information:

Dividends payable in accrued expenses	$791	$245

See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:  Summary of Significant Accounting Policies

Organization

PetMed Express, Inc. and subsidiaries, d/b/a PetMeds® (the “Company”), is a leading nationwide pet pharmacy and Your Trusted Pet Health ExpertTM. The Company markets prescription and non-prescription pet medications, health products, and supplies for dogs, cats, and horses, directly to the consumer. The Company offers consumers an attractive alternative for obtaining pet medications in terms of convenience, price, speed of delivery and valued customer service. The Company markets its products through advertising and promotional campaigns, which aim to increase the recognition of the “PetMeds®” brand name, increase traffic on its website at www.petmeds.com, acquire new customers, and maximize repeat purchases. Virtually all of the Company’s sales are to customers in the United States. The Company’s corporate headquarters and distribution facility is located in Delray Beach, Florida. The Company’s fiscal year end is March 31, and references herein to fiscal 2023 or fiscal 2022 refer to the Company's fiscal years ending March 31, 2023 and 2022, respectively.

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at June 30, 2022, the Statements of Income for the three months ended June 30, 2022 and 2021, and Cash Flows for the three months ended June 30, 2022 and 2021. The results of operations for the three months ended June 30, 2022 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2023. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2022. The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated upon consolidation.

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

The Company disaggregates revenue in the following two categories: (1) reorder revenue vs new order revenue, and (2) internet revenue vs. contact center revenue. The following table illustrates revenue by various classifications:

Three Months Ended June 30,
Revenue (In thousands)	2022	%	2021	%	$ Variance	% Variance

Reorder Sales	$63,339	90.2%	$70,937	89.4%	$(7,598)	-10.7%
New Order Sales	6,848	9.8%	8,375	10.6%	(1,527)	-18.2%

Total Net Sales	$70,187	100.0%	$79,312	100.0%	$(9,125)	-11.5%

Internet Sales	$60,295	85.9%	$66,447	83.8%	$(6,152)	-9.3%
Contact Center Sales	9,892	14.1%	12,865	16.2%	(2,973)	-23.1%

Total Net Sales	$70,187	100.0%	$79,312	100.0%	$(9,125)	-11.5%

The Company changed the definition of a new customer on April 1, 2022, to include anyone who has not ordered over the past thirty-six months. The reorder and new order sales amounts for three months ended June 30, 2022 reflect this change in the new customer definition. The reorder and new order sales for the three months ended June 30, 2021 do not reflect this new customer definition. Had the Company changed the definition of a new customer in the prior year, reorder sales for the three months ended June 30, 2021 would have been $68.7 million instead of $70.9 million reported above, and new order sales would have been $10.6 million instead of $8.4 million reported above. Virtually all of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize the accounts receivable balances relative to sales. The Company had no material contract asset or liability balances as of June 30, 2022 or March 31, 2022.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands, except for per share amounts):

	Three Months Ended June 30,
	2022	2021
Net income (numerator):
Net income	$2,775	$4,428

Shares (denominator):

Weighted average number of common shares outstanding used in basic computation	20,208	20,109
Common shares issuable upon vesting of restricted stock	73	81
Common shares issuable upon conversion of preferred shares	10	10
Shares used in diluted computation	20,291	20,200

Net income per common share:

Basic	$0.14	$0.22
Diluted	$0.14	$0.22

For the three months ended June 30, 2022 and 2021, 251,192 and 22,248 shares of common restricted stock, respectively, were excluded from the computations of diluted net income per common share, as their inclusion would have had an anti-dilutive effect on diluted net income per common share.

Note 4:  Accounting for Stock-Based Compensation

The Company records compensation expense associated with restricted stock in accordance with ASC Topic 718 (“Share Based Payment”) (ASU 2016-09). The Company had 901,358 restricted common shares issued under the 2016 Employee Equity Compensation Restricted Stock Plan (“2016 Employee Plan”), and 210,755 restricted common shares issued under the 2015 Outside Director Equity Compensation Restricted Stock Plan (“2015 Director Plan”) at June 30, 2022, all shares of which were issued subject to a restriction or forfeiture period that lapses ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the one to three-year restriction period.

The Company issued 10,125 shares of restricted stock during the quarter ended June 30, 2022 and 1,380 shares during the quarter ended June 30, 2021. For the quarters ended June 30, 2022 and 2021, the Company recognized $1.5 million and $718,000, respectively, of compensation expense related to the 2016 Employee Plan and 2015 Director Plan. At June 30, 2022 and 2021 there was $12.3 million and $1.9 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the next one to three years. All stock-based compensation expense is recognized as a payroll-related expense and it is included within the general and administrative expenses line item within the Company’s income statement, and the offset is included in the additional paid-in capital line item of the Company’s balance sheet. On June 30, 2022 and 2021, there were 780,167 and 160,638 non-vested restricted shares issued and outstanding, respectively.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. At June 30, 2022, the Company had invested the majority of its $105.4 million cash and cash equivalents balance in money market funds which are classified within level 1.

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

Note 7:  Changes in Shareholders’ Equity:

Changes in shareholders’ equity for the three months ended June 30, 2022 is summarized below (in thousands):

	Additional
	Paid-In	Retained
	Capital	Earnings

Beginning balance at March 31, 2022:	$11,660	$130,496
Share based compensation	1,536	-
Dividends declared	-	(6,297)
Net income	-	2,775

Ending balance at June 30, 2022:	$13,196	$126,974

Changes in shareholders’ equity for the three months ended June 30, 2021 is summarized below (in thousands):

	Additional
	Paid-In	Retained
	Capital	Earnings

Beginning balance at March 31, 2021:	$7,111	$134,141
Share based compensation	718	-
Dividends declared	-	(6,080)
Net income	-	4,428

Ending balance at June 30, 2021:	$7,829	$132,489

There were no shares of common stock that were purchased or retired in the quarter ended June 30, 2022 or 2021. At June 30, 2022, the Company had approximately $28.7 million remaining under the Company’s share repurchase plan.

Note 8:  Income Taxes

For the quarters ended June 30, 2022 and 2021, the Company recorded an income tax provision of approximately $1.0 million and $1.4 million, respectively. The decrease to the income tax provision for the quarter ended June 30, 2022 is related to a decrease in operating income during the quarter. The effective tax rate for the quarter ended June 30, 2022 was approximately 27.1%, compared to approximately 23.5% for the quarter ended June 30, 2021. The increase in the effective tax rate for the quarter ended June 30, 2022 is due to an increase in the number of states that the Company has income tax nexus with, due to many of its employees working remotely in various states. The increase to the effective tax rate is also related to an increase in stock compensation during the quarter, which is expected to reverse during the fiscal year 2023 as the related compensation shares vest. The effective tax rate should average out to approximately 24.5% in fiscal year 2023.

Note 9:  Related Party Transaction

The Company’s Board of Directors Chairman, Gian Fulgoni serves on the board of directors of Prophet, a brand and marketing consulting company, which the Company engaged with in March 2021 for $292,000. The Company expensed $32,000 in fiscal 2021 and $260,000 in the quarter ended June 30, 2021. There was no related expense in the quarter ended June 30, 2022. This transaction was approved by the Company’s Board of Directors with terms that are comparable to those with an unrelated third party.

Note 10:  Minority Interest Investment in Vetster

On April 19, 2022, the Company engaged in a three-year partnership agreement with Vetster Inc. (“Vetster”), a veterinary telehealth Canadian company. The Company also purchased a 5% minority interest in Vetster in the amount of $5.0 million and received warrants for additional equity in Vetster, which are tied to future performance milestones. Under the terms of the agreement, the Company becomes the exclusive e-commerce provider for Vetster, and Vetster becomes the exclusive provider of telehealth and telemedicine services to the Company. The minority interest investment is being valued on the cost basis and the investment will be evaluated periodically for any impairment. As of June 30, 2022, no revenue was recognized related to the Vetster partnership as the integration was not completed until after quarter end.

Note 11:  Subsequent Events

On July 14, 2022, the Board of Directors of Company appointed Christine Chambers to serve as the Company’s Chief Financial Officer and to assume the duties of principal financial officer and principal accounting officer effective August 3, 2022 (“Effective Date”). The Company entered into an offer letter with Ms. Chambers to set forth the terms and conditions of Ms. Chambers’ employment as Chief Financial Officer of the Company. Ms. Chambers will receive an annual base salary of $375,000 and will also receive a one-time sign-on bonus in the amount of $50,000, subject to pro-rata repayment if Ms. Chambers terminates employment with the Company within the first twelve months of employment. Ms. Chambers will receive an initial equity award under the 2016 Employee Plan consisting of (i) an award of 13,000 restricted shares, and (ii) 3,000 performance restricted shares, which performance restricted shares will be based on the attainment of performance criteria equally weighted between adjusted EBITDA and revenue. The shares for each grant will be released from restriction equally over a three (3) year period on the anniversary of the grant date, subject to the attainment of performance criteria in the case of the performance restricted shares.

The current Chief Financial Officer of the Company, Bruce Rosenbloom, will continue as the Company’s Chief Financial Officer until the Effective Date. The Company has presented a proposal to Mr. Rosenbloom regarding the continuation of his employment with the Company for services following the Effective Date until December 31, 2022. The Company and Mr. Rosenbloom are in the process of finalizing a transition and separation agreement with the Company.

On July 28, 2022, the Board of Directors declared a quarterly dividend of $0.30 per share. The Board established an August 12, 2022 record date and an August 19, 2022 payment date. Based on the outstanding share balance as of August 2, 2022 the Company estimates the dividend payable to be approximately $6.3 million.

On July 28, 2022, the Board of Directors approved and issued 39,215 restricted shares to certain employees of the Company, pursuant to the 2016 Employee Plan. The Board also approved the issuance of 37,500 restricted shares to the independent directors, pursuant to the 2015 Director Plan.

On August 1, 2022, the Board of Directors issued 13,000 restricted shares and 3,000 performance restricted shares to Christine Chambers, the Company’s new CFO, pursuant to the 2016 Employee Plan according to the terms of the offer letter. On August 1, 2022 the Board of Directors also approved and issued 7,000 shares to an employee of the Company, pursuant to the 2016 Employee Plan.

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

The Company markets its products through advertising and promotional campaigns which aim to increase the recognition of the “PetMeds®” brand name, increase traffic on its website at www.petmeds.com, acquire new customers, and maximize repeat purchases. Approximately 86% of all sales were generated via the Internet for the quarter ended June 30, 2022, compared to 84% for the quarter ended June 30, 2021. The Company’s sales consist of products sold mainly to retail consumers. The average purchase was approximately $95 for both quarters ended June 30, 2022 and 2021, respectively.

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

The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card chargebacks or insufficient funds checks. The Company determines its estimates of the un-collectability of accounts receivable by analyzing historical and current bad debts and economic trends. The allowance for doubtful accounts was approximately $36,000 at June 30, 2022, compared to $39,000 at March 31, 2022.

Valuation of inventory

Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or net realizable value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. The inventory reserve was approximately $57,000 at June 30, 2022 compared to $81,000 at March 31, 2022.

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

Results of Operations

The following should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended
	June 30,
	2022	2021

Sales	100.0%	100.0%
Cost of sales	71.6	72.5

Gross profit	28.4	27.5

Operating expenses:
General and administrative	13.3	10.2
Advertising	9.0	9.7
Depreciation	1.1	0.8
Total operating expenses	23.4	20.7

Income from operations	5.0	6.8

Total other income	0.4	0.5

Income before provision for income taxes	5.4	7.3

Provision for income taxes	1.4	1.7

Net income	4.0%	5.6%

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA per share

To provide investors and the market with additional information regarding our financial results, we have disclosed (see below) adjusted EBITDA and adjusted EBITDA per share, non-GAAP financial measures that we calculate as net income excluding share-based compensation expense; depreciation and amortization; income tax provision; interest income (expense); and other expenses. We have provided reconciliations below of adjusted EBITDA to net income and adjusted EBITDA per share to diluted earnings per share, the most directly comparable GAAP financial measures.

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

We believe it is useful to exclude non-cash charges, such as share-based compensation expense, depreciation and amortization from our adjusted EBITDA and adjusted EBITDA per share because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. We believe it is useful to exclude income tax provision and interest income (expense), as neither are components of our core business operations. We also believe that it is useful to exclude other expenses, like the investment banking fee related to the Vetster partnership, which was executed in the June quarter, due to this expense being a one-time charge related to this specific transaction. Adjusted EBITDA and adjusted EBITDA per share have limitations as financial measures, these non-GAAP measures should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

●	Adjusted EBITDA and adjusted EBITDA per share do not reflect interest income (expense), net; or changes in, or cash requirements for, our working capital;

●	Adjusted EBITDA and adjusted EBITDA per share do not reflect certain expenses like the investment banking fee related to the Vetster partnership, which was executed in the June quarter; and

●	Other companies, including companies in our industry, may calculate adjusted EBITDA and adjusted EBITDA per share differently, which reduces these measures’ usefulness as comparative measures.

Because of these and other limitations, adjusted EBITDA and adjusted EBITDA per share should only be considered as supplemental to, and alongside with other GAAP based financial performance measures, including various cash flow metrics, net income, net margin, and our other GAAP results.

The following table presents a reconciliation of net income, the most directly comparable GAAP measure to adjusted EBITDA and adjusted EBITDA per share for each of the periods indicated:

Reconciliation of Non-GAAP Measures
PetMed Express, Inc.
(Unaudited)

	Three Months Ended
	June 30,	June 30,	$	%
($ in thousands, except percentages)	2022	2021	Change	Change

Consolidated Reconciliation of GAAP Net Income to Adjusted EBITDA:

Net income	$2,775	$4,428	$(1,653)	-37%

Add (subtract):
Share-based compensation	$1,536	$718	$818	114%
Income Taxes	$1,030	$1,360	$(330)	-24%
Depreciation	$753	$647	$106	16%
Interest Income/Expense	$(117)	$(85)	$(32)	38%
Investment Banking Fee (Vetster)	$355	$-	$355	-

Adjusted EBITDA	$6,332	$7,068	$(736)	-10%

	Three Months Ended
($ in thousands, except percentages	June 30,	June 30,	$	%
and per share amounts)	2022	2021	Change	Change

Consolidated Reconciliation of GAAP Net Income Per Share to Adjusted EBITDA per share:

Net income per share, diluted	$0.14	$0.22	$(0.08)	-38%

Add (subtract):
Share-based compensation	$0.08	$0.04	$0.04	113%
Income Taxes	$0.05	$0.07	$(0.02)	-25%
Depreciation	$0.03	$0.03	$0.00	16%
Interest Income/Expense	$(0.01)	$(0.01)	$(0.00)	37%
Investment Banking Fee (Vetster)	$0.02	$-	$0.02	-

Adjusted EBITDA Per Share	$0.31	$0.35	$(0.04)	-11%

Three Months Ended June 30, 2022 Compared With Three Months Ended June 30, 2021

COVID-19

We are dedicated to making every effort to ensure our customers’ pets receive the medications they need. We are also dedicated to making every effort to ensure the health and safety of our employees. We have continued with working from home where possible and enhanced disinfection and social distancing within our workplace. The Company has been open during our normal business hours without any material disruptions to our operations. We have not seen any major disruptions in our supply chain; however, we have experienced some delays in the delivery of some inventory items. See risk factors “The recent outbreak of the COVID-19 global pandemic and related government, private sector and individual consumer responsive actions may adversely affect our business operations, employee availability, financial performance, liquidity and cash flow for an unknown period of time” and “Shipping is a critical part of our business and any changes in, or disruptions to, our shipping arrangements could adversely affect our business, financial condition, and results of operations“ in Part I, Item 1A of our Form 10-K for the year ended March 31, 2022.

Sales

Sales decreased by approximately $9.1 million, or 11.5%, to approximately $70.2 million for the quarter ended June 30, 2022, compared to approximately $79.3 million for the quarter ended June 30, 2021. The decrease in sales for the three months ended June 30, 2021 was due to decreased new order and reorder sales. Sales for the quarter ended June 30, 2022 were impacted by a slow start to flea/tick and heartworm season which negatively affected the first half of the quarter. The Company acquired approximately 69,000 new customers for the quarter ended June 30, 2022, utilizing the new 36-month definition of a new customer (described below), compared to approximately 92,000 new customers for the quarter ended June 30, 2021. If we were using the same 36-month definition of a new customer in 2021, then the new customer would have increased to 115,000. The following table illustrates sales by various sales classifications:

Three Months Ended June 30,
Revenue (In thousands)	2022	%	2021	%	$ Variance	% Variance

Reorder Sales	$63,339	90.2%	$70,937	89.4%	$(7,598)	-10.7%
New Order Sales	6,848	9.8%	8,375	10.6%	(1,527)	-18.2%

Total Net Sales	$70,187	100.0%	$79,312	100.0%	$(9,125)	-11.5%

Internet Sales	$60,295	85.9%	$66,447	83.8%	$(6,152)	-9.3%
Contact Center Sales	9,892	14.1%	12,865	16.2%	(2,973)	-23.1%

Total Net Sales	$70,187	100.0%	$79,312	100.0%	$(9,125)	-11.5%

Please note that the Company changed the definition of a new customer on April 1, 2022, to include anyone who has not ordered over the past thirty-six months. The reorder and new order sales amounts for three months ended June 30, 2022 reflect this change in the new customer definition. The reorder and new order sales for the three months ended June 30, 2021 do not reflect this new customer definition change. Had the Company changed the definition of a new customer in the prior year, reorder sales would have been $68.7 million instead of $70.9 million reported above, and new order sales would have been $10.6 million instead of $8.4 million reported above.

In July 2021 we launched the new AutoShip & Save subscription program (“AutoShip”) on our website. AutoShip is a new convenient way for our loyal customer base to have future pet medication orders delivered directly to them without the need to place an order each time. During the quarter ended June 30, 2022 we made a change to the methodology on how we calculate the percentage of our revenue that was generated by our AutoShip program. Going forward, we will report AutoShip sales, net of discounts and credits, and we will also report the average of our AutoShip attainment over the quarter. This change to the calculation resulted in a decrease to the AutoShip percentage that was previously reported by only a few percentage points. We believe that this change reflects a more accurate representation of our subscription business for stakeholders to gauge its performance.

We are encouraged by the adoption of our AutoShip program and have seen an increasingly positive trend over the last several quarters since we launched this program. For example, our quarterly AutoShip percentage increased from 20% in the December quarter to 31% in the March quarter and averaged 34% for the most recent quarter ended June 30, 2022. The Company has set a goal of generating approximately 50% of its sales via the AutoShip program in FY 2023.

Going forward sales may be adversely affected due to increased competition and consumers giving more consideration to price. The changes in consumer behavior post pandemic makes future sales somewhat challenging to predict. No guarantees can be made that sales will grow in the future. The majority of our product sales are affected by the seasons, due to the seasonality of mainly flea and tick and heartworm medications. For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2022, the Company’s sales were approximately 29%, 25%, 22%, and 24%, respectively, as a percentage of annual sales.

Cost of sales

Cost of sales decreased by approximately $7.3 million, or 12.7%, to approximately $50.2 million for the quarter ended June 30, 2022, from approximately $57.5 million for the quarter ended June 30, 2021. The cost of sales decrease can be directly related to the decrease in sales during the quarter ended June 30, 2022. As a percentage of sales, cost of sales was 71.6% and 72.5% for the quarters ended June 30, 2022 and 2021, respectively. The decrease in the cost of sales percentage was primarily due to the major manufacturers shifting their rebate funding from cooperative marketing rebates to the reimbursement of promotion discounts which support the AutoShip subscription program.

Gross profit

Gross profit decreased by approximately $1.9 million, or 8.4%, to approximately $19.9 million for the quarter ended June 30, 2022, from approximately $21.8 million for the quarter ended June 30, 2021. Gross profit as a percentage of sales was 28.4% and 27.5% for the quarters ended June 30, 2022 and 2021, respectively. The increase in the gross profit percentage for the quarter can be attributed to the major manufacturers shifting their rebate funding from cooperative marketing rebates to the reimbursement of promotion discounts which support the AutoShip subscription program.

General and administrative expenses

General and administrative expenses increased by approximately $1.4 million, or 16.3%, to approximately $9.4 million for the quarter ended June 30, 2022, from approximately $8.0 million for the quarter ended June 30, 2021. The increase to general and administrative expenses for the three months ended June 30, 2022 was due to the following: a $796,000 increase in payroll expenses, the majority of which was related to stock compensation; and $464,000 increase in professional fees, the majority of which was related to an investment banking fee related to the Vetster partnership and investment.

Advertising expenses

Advertising expenses decreased by approximately $1.4 million, or 17.3%, to approximately $6.3 million for the quarter ended June 30, 2022, from approximately $7.7 million for the quarter ended June 30, 2021. Overall advertising spending for the quarter decreased compared to the same quarter the prior year, primarily due to the delay of flea and tick season as a result of the colder weather in the month of April. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $91 for the quarter ended June 30, 2022 compared to $83 for the quarter ended June 30, 2021. The increase was due to an increase in advertising costs, compared to the same quarter in the prior year. The advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, advertising spending, and price competition. Historically, the advertising environment fluctuates due to supply and demand. A more favorable advertising environment may positively impact future new order sales, whereas a less favorable advertising environment may negatively impact future new order sales. As a percentage of sales, advertising expense was 9.1% and 9.7% for the quarters ended June 30, 2022 and 2021, respectively. The decrease in advertising expense as a percentage of total sales for the quarter ended June 30, 2022 can be mainly attributed to the slow start to flea/tick and heartworm season which affected the first half of the quarter, which negatively impacted sales. In response to the reduction in sales the Company reduced advertising spend in the quarter compared to the quarter ended June 30, 2021. The advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.

Depreciation

Depreciation expense was $753,000 and $647,000 for the quarters ended June 30, 2022 and 2021, respectively. This increase to depreciation expense for the quarter ended June 30, 2022 can be attributed to new property and equipment additions during the quarter.

Other income

Other income decreased to approximately $315,000 for the quarter ended June 30, 2022 compared to approximately $369,000 for the quarter ended June 30, 2021. The decrease to other income for the quarter ended June 30, 2022 is primarily related to a reduction to advertising income. Interest income may decrease in the future as the Company utilizes its cash balances on any quarterly dividend payment, on future investments or partnerships, on its operating activities, or on its share repurchase plan, with approximately $28.7 million remaining as of June 30, 2022.

Provision for income taxes

For the quarters ended June 30, 2022 and 2021, the Company recorded an income tax provision of approximately $1.0 million and $1.4 million, respectively. The decrease to the income tax provision for the quarter ended June 30, 2022 is related to a decrease in operating income during the quarter. The effective tax rate for the quarter ended June 30, 2022 was approximately 27.1%, compared to approximately 23.5% for the quarter ended June 30, 2021. The increase in the effective tax rate for the quarter ended June 30, 2022 is due to an increase in the number of states that the Company has income tax nexus with, due to many of its employees working remotely in various states. The increase to the effective tax rate is also related to an increase in stock compensation during the quarter, which is expected to reverse during the fiscal year 2023 as the related compensation shares vest. The effective tax rate should average out to approximately 24.5% in fiscal year 2023.

Liquidity and Capital Resources

         The Company’s working capital at June 30, 2022 and March 31, 2022 was $110.3 million and $117.8 million, respectively. The $7.5 million decrease in working capital was primarily attributable to a decrease in cash to fund the investment in the Vetster partnership. Net cash provided by operating activities was $6.4 million for the three months ended June 30, 2022, compared to cash used in operating activities of $422,000 for the three months ended June 30, 2021. This change is due to a greater reduction in accounts payable and inventory than in the prior year, offset by a decrease to net income. Net cash used in investing activities was $6.0 million for the three months ended June 30, 2022, compared to $477,000 used in investing activities for the three months ended June 30, 2021. This change in investing activities is related to the investment in the Vetster partnership and increased property and equipment additions acquired in the quarter. Net cash used in financing activities was $6.1 million for the quarter ended June 30, 2022 compared to $6.0 million for the quarter ended June 30, 2021, due to the declaration of the $0.30 per share dividend during the quarters ended June 30, 2022, and 2021, respectively.

As of June 30, 2022, the Company had approximately $28.7 million remaining under the Company’s share repurchase plan. On July 25, 2022 our Board of Directors declared a $0.30 per share dividend. The Board of Directors established an August 12, 2022 record date and an August 19, 2022 payment date for the quarterly dividend. Depending on future market conditions the Company may utilize its cash and cash equivalents on quarterly dividends, on its operating activities, or on the remaining balance of its current share repurchase plan.

As of June 30, 2022, the Company had no material outstanding lease commitments. We are not currently bound by any long- or short-term agreements for the purchase or lease of capital expenditures. Any material amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Presently, we have approximately $4.0 million forecasted for capital expenditures for the remainder of fiscal 2023, the majority of which will be invested in our e-commerce platform and IT infrastructure to better service our customers, and are expected to be funded through cash from operations. The Company’s primary source of working capital is cash from operations. The Company presently has no need for alternative sources of working capital and has no commitments or plans to obtain additional capital.

Cautionary Statement Regarding Forward-Looking Information

Certain information in this Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the words "believes," "intends," "expects," "may," "will," "should," "plans," "projects," "contemplates," "intends," "budgets," "predicts," "estimates," "anticipates," or similar expressions. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2022 under the heading “Risk Factors.” A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law. When used in this quarterly report on Form 10-Q, "PetMed Express," "1-800-PetMeds," "PetMeds," "PetMed," "PetMeds.com," “1800PetMeds.com,” "PetMed.com," "PetMed Express.com," "the Company," "we," "our," and "us" refers to PetMed Express, Inc. and our subsidiaries.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and cash equivalents. At June 30, 2022, we had $105.4 million in cash and cash equivalents, and the majority of our cash and cash equivalents generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and cash equivalents. It would also impact the market value of our cash and cash equivalents. Our cash and cash equivalents are subject to market risk, primarily interest rate and credit risk. Our cash and cash equivalents are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our cash and cash equivalents to high-quality cash and cash equivalents with both short- and long-term maturities. We do not hold any derivative financial instruments that could expose us to significant market risk. At June 30, 2022, we had no debt obligations.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15 promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended June 30, 2022, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date, that our disclosure controls and procedures are effective such that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act: (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our Annual Report on Form 10-K for fiscal 2022 for additional information concerning these and other uncertainties that could negatively impact the Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not make any sales of unregistered securities during the first quarter of fiscal 2023.

Issuer Purchases of Equity Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report.

31.1

Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2022, Commission File No. 000-28827).

31.2

Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2022, Commission File No. 000-28827).

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2022, Commission File No. 000-28827).

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

Date: August 2, 2022

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

JUNE 30, 2022

_______________________

EXHIBITS

_______________________