Form 10-Q
period 2022-09-30
PETMED EXPRESS INC
filed 2022-11-08
CIK 1040130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________
Commission file number: 000-28827
________________________
PETMED EXPRESS, INC.
(Exact name of registrant as specified in its charter)
________________________

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
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,075,677 shares of Common Stock, $.001 par value per share, at November 8, 2022.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for per share amounts)

	September 30, 2022	March 31, 2022
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$96,546	$111,080
Accounts receivable, less allowance for doubtful accounts of $32 and $39, respectively	1,590	1,913
Inventories - finished goods	34,022	32,455
Prepaid expenses and other current assets	5,463	4,866
Prepaid income taxes	595	681
Total current assets	138,216	150,995

Noncurrent assets:
Property and equipment, net	25,189	24,464
Intangible and other assets	5,860	860
Total noncurrent assets	31,049	25,324

Total assets	$169,265	$176,319

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$23,980	$27,500
Accrued expenses and other current liabilities	6,585	5,697
Total current liabilities	30,565	33,197

Deferred tax liabilities	547	936

Total liabilities	31,112	34,133

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 5,000 shares authorized; 3 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized; 21,077 and 20,979 shares issued and outstanding, respectively	21	21
Additional paid-in capital	14,877	11,660
Retained earnings	123,246	130,496

Total shareholders' equity	138,153	142,186

Total liabilities and shareholders' equity	$169,265	$176,319
See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for per share amounts) (Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021

Sales	$65,394	$67,386	$135,581	$146,698
Cost of sales	46,943	48,212	97,187	105,744

Gross profit	18,451	19,174	38,394	40,954

Operating expenses:
General and administrative	10,753	6,958	20,104	14,999
Advertising	3,879	3,435	10,228	11,108
Depreciation	858	694	1,611	1,341
Total operating expenses	15,490	11,087	31,943	27,448

Income from operations	2,961	8,087	6,451	13,506

Other income:
Interest income, net	388	74	505	159
Other, net	261	170	459	454
Total other income	649	244	964	613

Income before provision for income taxes	3,610	8,331	7,415	14,119

Provision for income taxes	1,031	1,982	2,061	3,342

Net income	$2,579	$6,349	$5,354	$10,777

Net income per common share:
Basic	$0.13	$0.31	$0.26	$0.53
Diluted	$0.13	$0.31	$0.26	$0.53

Weighted average number of common shares outstanding:
Basic	20,261	20,178	20,235	20,144
Diluted	20,344	20,568	20,318	20,384

Cash dividends declared per common share	$0.30	$0.30	$0.60	$0.60
See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$5,354	$10,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,611	1,341
Share based compensation	3,217	1,600
Deferred income taxes	(389)	346
Bad debt expense	66	58
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Accounts receivable	257	675
Inventories - finished goods	(1,567)	14,687
Prepaid income taxes	86	60
Prepaid expenses and other current assets	(597)	106
Accounts payable	(3,520)	(28,365)
Accrued expenses and other current liabilities	590	(210)
Net cash provided by operating activities	5,108	1,075

Cash flows from investing activities:
Purchase of minority interest investment in Vetster	(5,000)	-
Purchases of property and equipment	(2,336)	(972)
Net cash used in investing activities	(7,336)	(972)

Cash flows from financing activities:
Dividends paid	(12,306)	(12,259)
Net cash used in financing activities	(12,306)	(12,259)

Net decrease in cash and cash equivalents	(14,534)	(12,156)
Cash and cash equivalents, at beginning of period	111,080	118,718

Cash and cash equivalents, at end of period	$96,546	$106,562

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$2,560	$2,935

Dividends payable in accrued expenses	$856	$110
See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1:    Summary of Significant Accounting Policies
Organization
PetMed Express, Inc. and subsidiaries, d/b/a PetMeds® (the “Company”), is a leading nationwide pet pharmacy and Your Trusted Pet Health ExpertTM. The Company markets prescription and non-prescription pet medications, health products, and supplies for dogs, cats, and horses, directly to the consumer. The Company offers consumers an attractive alternative for obtaining pet medications in terms of expertise, convenience, price, speed of delivery and valued customer service. The Company markets its products through advertising and promotional campaigns, which aim to increase the recognition of the “PetMeds®” brand name, increase traffic on its website at www.petmeds.com, acquire new customers, and maximize repeat purchases. Virtually all of the Company’s sales are to customers in the United States. The Company’s corporate headquarters and distribution facility is located in Delray Beach, Florida. The Company’s fiscal year end is March 31, and references herein to fiscal 2023 or fiscal 2022 refer to the Company's fiscal years ending March 31, 2023 and 2022, respectively.
Basis of Presentation and Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at September 30, 2022, the Statements of Income for the three and six months ended September 30, 2022 and 2021, and Cash Flows for the six months ended September 30, 2022 and 2021. The results of operations for the three and six months ended September 30, 2022 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2023. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022. The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated upon consolidation.
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
Note 2:    Revenue Recognition
The Company generates revenue by selling pet medication products and pet supplies mainly to retail customers. Certain pet supplies offered on the Company’s website are drop shipped to customers. The Company considers itself the principal in the arrangement because the Company controls the specified good before it is transferred to the customer. Revenue contracts contain one performance obligation, which is delivery of the product. Customer care and support is deemed not to be a material right to the contract. The transaction price is adjusted at the date of sale for any applicable sales discounts and an estimate of product returns, which are based on historical patterns, however this is not considered a key judgment. Revenue is recognized when control transfers to the customer at the point in time at which the shipment of the product occurs. This key judgment is determined as the shipping point, which represents the point in time when the Company has a present right to payment, title has transferred to the customer, and the customer has assumed the risks and rewards of ownership.
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
The Company disaggregates revenue in the following two categories: (1) reorder revenue vs new order revenue, and (2) internet revenue vs. contact center revenue. The following table illustrates revenue by various classifications:

	Three Months Ended September 30,
Revenue (In thousands)	2022	%	2021	%	$ Variance	% Variance

Reorder Sales	$59,729	91.3%	$60,646	90.0%	$(917)	-1.5%
New Order Sales	5,665	8.7%	6,740	10.0%	(1,075)	-15.9%

Total Net Sales	$65,394	100.0%	$67,386	100.0%	$(1,992)	-3.0%

Internet Sales	$56,548	86.5%	$55,961	83.0%	$587	1.0%
Contact Center Sales	8,846	13.5%	11,425	17.0%	(2,579)	-22.6%

Total Net Sales	$65,394	100.0%	$67,386	100.0%	$(1,992)	-3.0%

	Six Months Ended September 30,
Revenue (In thousands)	2022	%	2021	%	$ Variance	% Variance

Reorder Sales	$123,068	90.8%	$129,348	88.2%	$(6,280)	-4.9%
New Order Sales	12,513	9.2%	17,350	11.8%	(4,837)	-27.9%

Total Net Sales	$135,581	100.0%	$146,698	100.0%	$(11,117)	-7.6%

Internet Sales	$116,843	86.2%	$122,408	83.4%	$(5,565)	-4.5%
Contact Center Sales	18,738	13.8%	24,290	16.6%	(5,552)	-22.9%

Total Net Sales	$135,581	100.0%	$146,698	100.0%	$(11,117)	-7.6%
The Company changed the definition of a new customer on April 1, 2022, to include anyone who has not ordered over the past thirty-six months. The reorder and new order sales amounts for the three and six months ended September 30, 2022, and the reorder and new order sales amounts for the three and six months ended September 30, 2021 reflect this new customer definition change.
Under the previous definition of a new customer, reorder and new order sales were $62.0 million and $5.4 million, respectively, for the three months ended September 30, 2021. Under the previous definition of a new customer, reorder and new order sales were $133.0 million and $13.7 million, respectively, for the six months ended September 30, 2021.
Virtually all the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize the accounts receivable balances relative to sales. The Company had no material contract asset or liability balances as of September 30, 2022 or March 31, 2022.

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
The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands, except for per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net income (numerator):
Net income	$2,579	$6,349	$5,354	$10,777

Shares (denominator):
Weighted average number of common shares outstanding used in basic computation	20,261	20,178	20,235	20,144
Common shares issuable upon vesting of restricted stock	73	380	73	230
Common shares issuable upon conversion of preferred shares	10	10	10	10
Shares used in diluted computation	20,344	20,568	20,318	20,384

Net income per common share:

Basic	$0.13	$0.31	$0.26	$0.53
Diluted	$0.13	$0.31	$0.26	$0.53
For the three and six months ended September 30, 2022 and 2021, 261,228 and 115,219 shares of common restricted stock, respectively, were excluded from the computations of diluted net income per common share, as their inclusion would have had an anti-dilutive effect on diluted net income per common share.
Note 4:    Accounting for Stock-Based Compensation
The Company records compensation expense associated with restricted stock in accordance with ASC Topic 718 (“Share Based Payment”) (ASU 2016-09). The Company had 958,998 common shares issued under the 2016 Employee Equity Compensation Restricted Stock Plan (“2016 Employee Plan”), and 240,755 common shares issued under the 2015 Outside Director Equity Compensation Restricted Stock Plan (“2015 Director Plan”) at September 30, 2022, all shares of which were issued subject to a restriction or forfeiture period that lapses ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the one to three-year restriction period, with the exception of performance restricted shares which were issued to the Chief Executive Officer and Chief Financial Officer.
In August 2021, the Company issued 90,000 restricted shares and 510,000 performance restricted shares to the Company’s CEO, in accordance with the CEO’s employment agreement, under the 2016 Employee Plan. The fair value of the 90,000 restricted shares issuance was valued at $28.70 per share. The value of the 510,000 performance restricted shares issuance was valued by a third party valuation firm, and these shares were valued at $9.7 million, or $19.06 per share. The valuation firm utilized a Monte Carlo model to value the 510,000 performance restricted shares and looked at several other factors such as historical stock price volatility. The fair value of the restricted performance shares is being amortized over the three-year restriction period.

Effective, August 3, 2022 Christine Chambers, the new Chief Financial Officer, received an initial equity award under the 2016 Employee Plan consisting of (i) an award of 13,000 restricted shares, and (ii) 3,000 performance restricted shares, which performance restricted shares will be based on the attainment of performance criteria equally weighted between adjusted EBITDA and revenue. The shares for each grant will be released from restriction equally over a three (3) year period on the anniversary of the grant date, subject to the attainment of performance criteria in the case of the performance restricted shares.
The Company issued 57,640 shares of restricted stock, net of forfeitures, to certain employees under the 2016 Employee Plan during the quarter ended September 30, 2022. The Company issued 30,000 shares of restricted stock, net of forfeitures, to board members under the 2015 Director Plan during the quarter ended September 30, 2022. For the quarters ended September 30, 2022 and 2021, the Company recognized $1.7 million and $0.9 million, respectively, of compensation expense related to the 2016 Employee Plan and 2015 Director Plan. For the six months ended September 30, 2022 and 2021, the Company recognized $3.2 million and $1.6 million, respectively, of compensation expense related to the 2016 Employee Plan and 2015 Director Plan. At September 30, 2022 and 2021 there was $12.2 million and $15.8 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the next one to three years. All stock-based compensation expense is recognized as a payroll-related expense and it is included within the general and administrative expenses line item within the Company’s income statement, and the offset is included in the additional paid-in capital line item of the Company’s balance sheet. On September 30, 2022 and 2021, there were 776,928 and 734,669 non-vested restricted shares issued and outstanding, respectively.
In July 2022, the Company’s 2022 Employee Equity Compensation Restricted Stock Plan (“2022 Employee Plan”) became effective upon the approval of the plan by the Company’s Shareholders. The 2022 Employee Plan authorizes 1,000,000 shares of the Company's common stock available for issuance under the plan. The value of the restricted stock is determined based on the market value of the stock at the issuance date. The restriction period or forfeiture period is determined by the Company’s Board of Directors and is to be no less than 1 year and no more than ten years. No shares had been issued under the 2022 Employee Plan as of September 30, 2022.
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
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. At September 30, 2022, the Company had invested the majority of its $96.5 million cash and cash equivalents balance in money market funds which are classified within Level 1.
Note 6:    Commitments and Contingencies
Legal Matters and Routine Proceedings

The Company has settled complaints that had been filed with various states’ pharmacy boards in the past. There can be no assurances made that other states will not attempt to take similar actions against the Company in the future. The Company also intends to vigorously defend its trade or service marks. There can be no assurance that the Company will be successful in protecting its trade or service marks. Legal costs related to the above matters are expensed as incurred .From time to time, the Company may be involved in and subject to disputes and legal proceedings, as well as demands, claims and threatened litigation that arise in the ordinary course of its business. These proceedings may include allegations involving business practices, infringement of intellectual property, employment or other matters. The ultimate outcome of any legal proceeding is often uncertain, there can be no assurance that the Company will be successful in any legal proceeding, and unfavorable outcomes could have a negative impact on our results of operations and financial condition. The Company records a liability in its financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews the status of each significant matter each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amounts of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss to the extent necessary to make the financial statements not misleading. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the Company’s financial statements. Gain contingencies are not recorded until they are realized. Legal costs related to any legal matters are expensed as incurred.
The Company evaluates contingencies on an ongoing basis and has established loss provisions for matters in which losses are probable and the amount of the loss can be reasonably estimated and is not currently a party to any legal proceeding that management believes could have a material adverse effect on our results of operations. Estimated state sales tax assessment accruals in the amount of $0.9 million are included in the "Accrued expenses and other current liabilities" line item on the Condensed Consolidated Balance Sheets as of September 30, 2022 and the offsetting expense was recognized in the "General and administrative" line item within the Condensed Consolidated Statements of Income for the three months ended September 30, 2022. The Company believes the recorded reserves in the consolidated financial statements are adequate considering the probable and estimable liabilities.
The Company continues to assess and evaluate sales tax contingencies. At this point, additional contingencies are not estimable.
Employment Agreements and Separation Agreement
On July 14, 2022, the Board of Directors of Company appointed Christine Chambers to serve as the Company’s Chief Financial Officer and to assume the duties of principal financial officer and principal accounting officer effective August 3, 2022 (“Effective Date”).
In connection with the separation of the Company's former Chief Financial Officer, the company has accrued $364 thousand with respect to the severance included in Accrued Expenses and Other Current Liabilities on the Balance Sheet.
Note 7:    Changes in Shareholders’ Equity:
Changes in Shareholders’ Equity for the three months ended September 30, 2022 is summarized below (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings
Beginning balance at March 31, 2022:	$21	$11,660	$130,496
Share based compensation	—	1,536	—
Dividends declared	—	—	(6,297)
Net income	—	—	2,775
Ending balance at June 30, 2022	$21	$13,196	$126,974
Shares Issued	—	—	—
Share based compensation	—	1,681	—
Dividends declared	—	—	(6,307)
Net income	—	—	2,579
Ending balance at September 30, 2022:	$21	$14,877	$123,246

Changes in Shareholders’ Equity for the six months ended September 30, 2021 is summarized below (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings
Beginning balance at March 31, 2021:	$20	$7,111	$134,141
Share based compensation	—	718	—
Dividends declared	—	—	(6,080)
Net income	—	—	4,428
Ending balance at June 30, 2021	$20	$7,829	$132,489
Shares Issued	1	—	—
Share based compensation	—	882	—
Dividends declared	—	—	(6,092)
Net income	—	—	6,349
Ending balance at September 30, 2021:	$21	$8,711	$132,746
There were no shares of common stock that were purchased or retired in the six months ended September 30, 2022 or 2021. At September 30, 2022, the Company had approximately $28.7 million remaining under the Company’s share repurchase plan.
Note 8:    Income Taxes
For the quarters ended September 30, 2022 and 2021, the Company recorded an income tax provision of approximately $1.0 million and $2.0 million, respectively, and for the six months ended September 30, 2022 and 2021 the Company recorded an income tax provision of approximately $2.1 million and $3.3 million, respectively. The effective tax rate for the quarter ended September 30, 2022 was approximately 28.6%, compared to approximately 23.8% for the quarter ended September 30, 2021, and the effective tax rate for the six months ended September 30, 2022 was approximately 27.8% compared to approximately 23.7% for the six months ended September 30, 2021. The increase in the effective tax rate for the quarter and six months ended September 30, 2022 is due to an increase in state tax due to the extension of the Company's business operations.
Note 9:    Related Party Transaction
The Company’s Board of Directors' Chairman, Gian Fulgoni serves on the board of directors of Prophet, a brand and marketing consulting company, which the Company engaged with in March 2021 for $292 thousand. The Company expensed $32 thousand in fiscal 2021 and $260 thousand in fiscal 2022. There was no related expense in the six months ended September 30, 2022. This transaction was approved by the Company’s Board of Directors with terms that are comparable to those with an unrelated third party.
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
Note 11:    Subsequent Events
On November 7, 2022, the Board of Directors declared a quarterly dividend of $0.30 per share. The Board established a November 18, 2022 record date and a November 30, 2022 payment date. Based on the outstanding share balance as of November 8, 2022 the Company estimates the dividend payable to be approximately $6.3 million.
Subsequent to September 30, 2022, the Board of Directors approved and issued 1,000 restricted shares to employees pursuant to the 2016 Employee Plan.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 and our Annual Report on Form 10-K for the year ended March 31, 2022.
Certain information in this Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the words "believes," "intends," "expects," "may," "will," "should," "plans," "projects," "contemplates," "intends," "budgets," "predicts," "estimates," "anticipates," or similar expressions. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2022 under the heading “Risk Factors.” A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
When used in this Quarterly Report on Form 10-Q, "PetMed Express," "1-800-PetMeds," "PetMeds," "PetMed," "PetMeds.com," “1800PetMeds.com,” "PetMed.com," "PetMed Express.com," "the Company," "we," "our," and "us" refers to PetMed Express, Inc. and our subsidiaries.
Executive Summary
PetMed Express was incorporated in the state of Florida in January 1996. The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “PETS”. The Company began selling pet medications and other pet health products in September 1996. In March 2010 the Company started offering for sale additional pet supplies on its website, and these additional items are drop shipped to customers by third party vendors. Presently, the Company’s product line includes approximately 3,500 SKUs of the most popular pet medications, health products, and supplies for dogs, cats, and horses.
The Company markets its products through advertising and promotional campaigns which aim to increase the recognition of the “PetMeds®” brand name, increase traffic on its website at www.petmeds.com, acquire new customers, and maximize repeat purchases. Approximately 86% of all sales were generated via the Internet for the quarter ended September 30, 2022, compared to 83% for the quarter ended September 30, 2021. The Company’s sales consist of products sold mainly to retail consumers. The average purchase was approximately $93 and $92 for the quarters ended September 30, 2022 and 2021, respectively, and approximately $94 and $93 for the six months ended September 30, 2022 and 2021, respectively.
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
The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card chargebacks or insufficient funds checks. The Company determines its estimates of the uncollectibility of accounts receivable by analyzing historical and current bad debts and economic trends. The allowance for doubtful accounts was approximately $32 thousand at September 30, 2022, compared to $39 thousand at March 31, 2022.
Valuation of inventory
Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or net realizable value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. The inventory reserve was approximately $85 thousand at September 30, 2022 compared to $81 thousand at March 31, 2022.
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

Results of Operations
The following should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.8	71.5	71.7	72.1

Gross profit	28.2	28.5	28.3	27.9

Operating expenses:
General and administrative	16.5	10.4	14.9	10.2
Advertising	5.9	5.1	7.5	7.6
Depreciation	1.3	1.0	1.2	0.9
Total operating expenses	23.7	16.5	23.6	18.7

Income from operations	4.5	12.0	4.7	9.2

Total other income	1.0	0.4	0.7	0.4

Income before provision for income taxes	5.5	12.4	5.4	9.6

Provision for income taxes	1.6	3.0	1.5	2.3

Net income	3.9%	9.4%	3.9%	7.3%
Non-GAAP Financial Measures
Adjusted EBITDA
To provide investors and the market with additional information regarding our financial results, we have disclosed (see below) adjusted EBITDA, a non-GAAP financial measure that we calculate as net income excluding share-based compensation expense; depreciation and amortization; income tax provision; interest income (expense); and other expenses. We have provided reconciliations below of adjusted EBITDA to net income, the most directly comparable GAAP financial measures.
We have included adjusted EBITDA, herein, because it is a key measure used by our management and Board of Directors to evaluate our operating performance, generate future operating plans, and make strategic decisions regarding the allocation of capital. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates operating performance comparability across reporting periods by removing the effect of non-cash expenses and other expenses. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors.
We believe it is useful to exclude non-cash charges, such as share-based compensation expense, depreciation and amortization from our adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. We believe it is useful to exclude income tax provision and interest income (expense), as neither are components of our core business operations. We also believe that it is useful to exclude other expenses, including the investment banking fee related to the Vetster partnership, which was executed in the June quarter, and employee severance and estimated state sales tax assessment accrual, both were executed in the September quarter, as these items are not indicative of our ongoing operations. Adjusted EBITDA has limitations as a financial measure, these non-GAAP measures should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
•Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future and adjusted EBITDA does not reflect capital expenditure requirements for such replacements or for new capital expenditures;
•Adjusted EBITDA does not reflect share-based compensation. Share-based compensation has been, and will continue to be for the foreseeable future, a material recurring expense in our business and an important part of our compensation strategy;
•Adjusted EBITDA does not reflect interest income (expense), net; or changes in, or cash requirements for, our working capital;
•Adjusted EBITDA does not reflect certain expenses including the investment banking fee related to the Vetster partnership, which was executed in the June quarter;
•Adjusted EBITDA does not reflect certain expenses including the employee severance, which was executed in the September quarter;
•Adjusted EBITDA does not reflect certain expenses including the estimated state sales tax assessment accrual, which was executed in the September quarter;
•Other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces the measures usefulness as comparative measures.
Because of these and other limitations, adjusted EBITDA should only be considered as supplemental to, and alongside with other GAAP based financial performance measures, including various cash flow metrics, net income, net margin, and our other GAAP results.
The following table presents a reconciliation of net income, the most directly comparable GAAP measure to adjusted EBITDA for each of the periods indicated:
Reconciliation of Non-GAAP Measures
PetMed Express, Inc.
(Unaudited)

	Three Months Ended
($ in thousands, except percentages)	September 30, 2022	September 30, 2021	$ Change	% Change
Consolidated Reconciliation of GAAP Net Income to Adjusted EBITDA:
Net income	$2,579	$6,349	$(3,770)	(59)%

Add (subtract):
Share-based Compensation	$1,681	$882	$799	91%
Income Taxes	$1,031	$1,982	$(951)	(48)%
Depreciation	$858	$694	$164	24%
Interest Income/Expense	$(388)	$(74)	$(314)	424%
Investment Banking Fee (Vetster)	$—	$—	$—	n/m
Employee Severance	$364	$—	$364	n/m
State Sales Tax Assessment Accrual	$925	$—	$925	n/m

Adjusted EBITDA	$7,050	$9,833	$(2,783)	(28)%

	Six Months Ended
($ in thousands, except percentages)	September 30, 2022	September 30, 2021	$ Change	% Change
Consolidated Reconciliation of GAAP Net Income to Adjusted EBITDA:
Net income	$5,354	$10,777	$(5,423)	(50)%

Add (subtract):
Share-based Compensation	$3,217	$1,600	$1,617	101%
Income Taxes	$2,061	$3,342	$(1,281)	(38)%
Depreciation	$1,611	$1,341	$270	20%
Interest Income/Expense	$(505)	$(159)	$(346)	218%
Investment Banking Fee (Vetster)	$355	$—	$355	n/m
Employee Severance	$364	$—	$364	n/m
State Sales Tax Assessment Accrual	$925	$—	$925	n/m

Adjusted EBITDA	$13,382	$16,901	$(3,519)	(21)%

Three Months Ended September 30, 2022 Compared With Three Months Ended September 30, 2021 and Six Months Ended September 30, 2022 Compared With Six Months Ended September 30, 2021
COVID-19

We are dedicated to making every effort to ensure our customers’ pets receive the medications they need. We are also dedicated to making every effort to ensure the health and safety of our employees. We have continued with working from home where possible and enhanced disinfection and social distancing within our workplace. The Company has been open during our normal business hours without any material disruptions to our operations. We have not seen any major disruptions in our supply chain; however, we have experienced some delays in the delivery of some inventory items. The COVID-19 pandemic or any future surges, including as a result of new variants and subvariants of the virus, may have adverse effects on our business, operations, and financial results and condition, including, among other things, as a result of adverse impacts on labor availability, our fulfillment center operations, supply chain and logistics disruptions, consumer behaviors, and on the overall economy, including recent high inflation levels impacting consumer spending. While most areas of the United States have reduced most or all COVID-19 restrictions, as the pandemic continues and if new outbreaks emerge, there is uncertainty regarding the magnitude and duration of the economic and social effects of the COVID-19 pandemic, and therefore, we cannot predict the COVID-19 pandemic full extent of impact on the broader economy or the positive or negative impacts the pandemic will have on our business, operations, and financial results and condition in future periods. See risk factors “The recent outbreak of the COVID-19 global pandemic and related government, private sector and individual consumer responsive actions may adversely affect our business operations, employee availability, financial performance, liquidity and cash flow for an unknown period of time” and “Shipping is a critical part of our business and any changes in, or disruptions to, our shipping arrangements could adversely affect our business, financial condition, and results of operations“ in Part I, Item 1A of our Form 10-K for the year ended March 31, 2022 for further discussion regarding risks associated with the COVID-19 pandemic.
Sales
Sales decreased by approximately $2.0 million, or 3.0%, to approximately $65.4 million for the quarter ended September 30, 2022, compared to approximately $67.4 million for the quarter ended September 30, 2021. The decrease in sales for the three months ended September 30, 2022 was mainly due to increased cost to acquire new customers and competitive pressures.
Sales decreased by approximately $11.1 million, or 7.6%, to approximately $135.6 million for the six months ended September 30, 2022, compared to approximately $146.7 million for the six months ended September 30, 2021. The decrease in sales for the six months ended September 30, 2021 was mainly due to the increased cost to acquire new customers and competitive pressures.
The Company acquired approximately 61,000 new customers for the quarter ended September 30, 2022 compared to approximately 80,000 new customers for the quarter ended September 30, 2021, The Company acquired approximately 130,000 new customers for the six months ended September 30, 2022, compared to approximately 195,000 new customers for the six months ended September 30, 2021. Financial data in the tables below reflects the new 36-month definition of new customers. Prior year new and reorder customers and sales have been recalculated utilized the new 36-month definition of a new customer (described below) . The following tables illustrates sales by various sales classifications:

	Three Months Ended September 30,
Revenue (In thousands)	2022	%	2021	%	$ Variance	% Variance

Reorder Sales	$59,729	91.3%	$60,646	90.0%	$(917)	(1.5)%
New Order Sales	5,665	8.7%	6,740	10.0%	(1,075)	(15.9)%

Total Net Sales	$65,394	100.0%	$67,386	100.0%	$(1,992)	(3.0)%

Internet Sales	$56,548	86.5%	$55,961	83.0%	$587	1.0%
Contact Center Sales	8,846	13.5%	11,425	17.0%	(2,579)	(22.6)%

Total Net Sales	$65,394	100.0%	$67,386	100.0%	$(1,992)	(3.0)%

	Six Months Ended September 30,
Revenue (In thousands)	2022	%	2021	%	$ Variance	% Variance

Reorder Sales	$123,068	90.8%	$129,348	88.2%	$(6,280)	(4.9)%
New Order Sales	12,513	9.2%	17,350	11.8%	(4,837)	(27.9)%

Total Net Sales	$135,581	100.0%	$146,698	100.0%	$(11,117)	(7.6)%

Internet Sales	$116,843	86.2%	$122,408	83.4%	$(5,565)	(4.5)%
Contact Center Sales	18,738	13.8%	24,290	16.6%	(5,552)	(22.9)%

Total Net Sales	$135,581	100.0%	$146,698	100.0%	$(11,117)	(7.6)%
Please note that the Company changed the definition of a new customer on April 1, 2022, to include anyone who has not ordered over the past thirty-six months. The reorder and new order sales amounts for three and six months ended September 30, 2022 and reorder and new order sales for the three and six months ended September 30, 2021 reflect this new customer definition change.
Under the previous definition of a new customer, reorder and new order sales were $62.0 million and $5.4 million, respectively, and acquired new customers were approximately 65,000, for the three months ended September 30, 2021. Under the previous definition of a new customer, reorder and new order sales were $133.0 million and $13.7 million, respectively, and acquired new customers were approximately 157,000, for the six months ended September 30, 2021
In July 2021 we launched the new AutoShip & Save subscription program (“AutoShip”) on our website. AutoShip is a new convenient way for our loyal customer base to have future pet medication orders delivered directly to them without the need to place an order each time. During the quarter ended June 30, 2022 we made a change to the methodology on how we calculate the percentage of our revenue that was generated by our AutoShip program. We now report AutoShip sales, net of discounts and credits for the entire quarter. Previously, we reported AutoShip sales as a percent of total sales on the last month in the quarter. This change to the calculation resulted in a decrease to the AutoShip percentage that was previously reported by only a few percentage points. We believe that this change reflects a more accurate representation of our subscription business for stakeholders to gauge its performance.
We are encouraged by the adoption of our AutoShip program and have seen an increasingly positive trend over the last several quarters since we launched this program. For example, our quarterly AutoShip percentage was 39% of net sales for the most recent quarter ended September 30, 2022, up from 15% of net sales for the same period last year and up from 34% of net sales sequentially. The Company has set a goal of generating approximately 50% of its net sales via the AutoShip program in fiscal 2023.
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
Cost of sales
Cost of sales decreased by approximately $1.3 million, or 2.6%, to approximately $46.9 million for the quarter ended September 30, 2022, from approximately $48.2 million for the quarter ended September 30, 2021. For the six months ended September 30, 2022, cost of sales decreased by approximately $8.6 million, or 8.1%, to approximately $97.2 million for the six months ended September 30, 2022, from approximately $105.7 million for the six months ended September 30, 2021. The cost of sales decrease can be directly related to the decrease in sales during the three and six months ended September 30, 2022. As a percentage of sales, cost of sales was 71.8% and 71.5% for the quarters ended September 30, 2022 and 2021, respectively, and for the six months ended September 30, 2022 and 2021 cost of sales was 71.7% and 72.1% .
Gross profit
Gross profit decreased by approximately $0.7 million, or 3.8%, to approximately $18.5 million for the quarter ended September 30, 2022, from approximately $19.2 million for the quarter ended September 30, 2021. Gross profit as a percentage of sales was 28.2% and 28.5% for the quarters ended September 30, 2022 and 2021, respectively. The gross profit and gross profit percentage decrease for the quarter ended September 30, 2022 compared to previous period was primarily due to higher freight expense per order and lower gross margin for our OTC SKUs.
For the six months ended September 30, 2022 gross profit decreased by approximately $2.6 million, or 6.3%, to approximately $38.4 million for the six months ended September 30, 2022, from approximately $41.0 million for the six months ended September 30, 2021. Gross profit as a percentage of sales for the six months ended September 30, 2022 and 2021, respectively, was 28.3% and 27.9% . The gross profit and gross profit percentage increased for the six months ended September 30, 2022 compared to the previous period was primarily due to less product discounts in the current period.
General and administrative expenses
General and administrative expenses increased by approximately $3.8 million, or 54.5%, to approximately $10.8 million for the quarter ended September 30, 2022, from approximately $7.0 million for the quarter ended September 30, 2021. The increase to general and administrative expenses for the quarter ended September 30, 2022 was due to a $2.4 million increase in purposeful investments in people and systems, of which $0.8 million is from increased stock compensation, and $0.4 million from accrued severance, and increased professional fees. In addition, general and administrative expenses increased in the quarter due to a $0.9 million sales tax accrual.
For the six months ended September 30, 2022 general and administrative expenses increased by approximately $5.1 million, or 34.0%, to approximately $20.1 million for the six months ended September 30, 2022, from approximately $15.0 million for the six months ended September 30, 2021. The increase to general and administrative expenses for the the six months ended September 30, 2022 was due to a $3.2 million increase in payroll expenses, of which $1.6 million is from increased stock compensation, $0.4 million of investment banking fees (Vetster), and increased professional fees. In addition, general and administrative expenses increased in the period due to a $0.9 million sales tax accrual and $0.4 million from accrued severance
Advertising expenses
Advertising expenses increased by approximately $0.4 million, or 12.9%, to approximately $3.9 million for the quarter ended September 30, 2022, from approximately $3.4 million for the quarter ended September 30, 2021. Overall advertising spending for the quarter increased compared to the same quarter the prior year, due to the demand shift caused by the delayed start of flea and tick season and increased agency fees. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $64 for the quarter ended September 30, 2022 compared to $43 for the quarter ended September 30, 2021, per the new definition of new customers. The increase in advertising costs of acquiring a new customer for the quarter ended September 30, 2022 can be mainly attributed to increased media costs and competitive pressures. As a percentage of sales, advertising expense was 5.9% and 5.1% for the quarters ended September 30, 2022 and 2021, respectively.The advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.
For the six months ended September 30, 2022 advertising expenses decreased by approximately $0.9 million, or 7.9%, to approximately $10.2 million for the six months ended September 30, 2022, from approximately $11.1 million for the six months ended September 30, 2021. The decrease was primarily due to lower media spend compared to the same period in the prior year. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $79 and $57 for the six months ended September 30, 2022 and 2021, respectively. The increase in advertising costs of acquiring a new customer for the period can be mainly attributed to increased media costs and competitive pressures. As a percentage of sales, advertising expense was 7.5% and 7.6% for the quarters ended September 30, 2022 and 2021, respectively.
Depreciation
Depreciation expense was $0.9 million and $0.7 million for the quarters ended September 30, 2022 and September 30, 2021, respectively. Depreciation expense was $1.6 million and $1.3 million for the six months ended September 30, 2022 and 2021, respectively. This increase to depreciation expense for the the quarter and six months ended September 30, 2022 can be attributed to new property and equipment additions subsequent to the prior period.
Other income
Other income increased to approximately $0.6 million for the quarter ended September 30, 2022 compared to approximately $0.2 million for the quarter ended September 30, 2021. Other income increased to approximately $1.0 million for the six months ended September 30, 2022 compared to approximately $0.6 million for the six months ended September 30, 2021. The increase to other income for the quarter and six months was primarily related to increased interest income as a result of increased interest rates in the current period. Interest income may decrease in the future as the Company utilizes its cash balances on any quarterly dividend payment, on future investments or partnerships, on its operating activities, or on its share repurchase plan, with approximately $28.7 million remaining as of September 30, 2022.
Provision for income taxes
For the quarters ended September 30, 2022 and 2021, the Company recorded an income tax provision of approximately $1.0 million and $2.0 million, respectively, and for the six months ended September 30, 2022 and 2021 the Company recorded an income tax provision of approximately $2.1 million and $3.3 million, respectively. The effective tax rate for the quarter ended September 30, 2022 was approximately 28.6%, compared to approximately 23.8% for the quarter ended September 30, 2021, and the effective tax rate for the six months ended September 30, 2022 was approximately 27.8% compared to approximately 23.7% for the six months ended September 30, 2021. The increase in the effective tax rate for the quarter and six months ended September 30, 2022 is due to an increase in state tax due to the extension of the Company's business operations.
Liquidity and Capital Resources
The Company’s working capital at September 30, 2022 and March 31, 2022 was $107.7 million and $117.8 million, respectively. The $10.1 million decrease in working capital was primarily attributable to a decrease in cash to fund the Vetster partnership and infrastructure investment. Net cash provided by operating activities was $5.1 million for the six months ended September 30, 2022, compared to cash provided by operating activities of $1.1 million for the six months ended September 30, 2021. This change is due to a greater reduction in accounts payable and inventory in the six months ended September 30, 2022 than in the same period the prior year, partially offset by a decrease to net income. Net cash used in investing activities was $7.3 million for the six months ended September 30, 2022, compared to $1.0 million used in investing activities for the six months ended September 30, 2021. This change in investing activities is related to the Vetster partnership and investment, and increased property and equipment additions acquired in the six months ended September 30, 2022. Net cash used in financing activities was $12.3 million for the six months ended September 30, 2022 compared to $12.3 million for the six months ended September 30, 2021, due to the declaration of the $0.60 and $0.60 per share dividend during the six months ended September 30, 2022, and 2021, respectively.
As of September 30, 2022, the Company had approximately $28.7 million remaining under the Company’s share repurchase plan. On November 7, 2022 our Board of Directors declared a $0.30 per share dividend. The Board of Directors established an November 18, 2022 record date and an November 30, 2022 payment date for the quarterly dividend. Depending on future market conditions the Company may utilize its cash and cash equivalents on quarterly dividends, on its operating activities, or on the remaining balance of its current share repurchase plan.
As of September 30, 2022, the Company had no material outstanding lease commitments. We are not currently bound by any long- or short-term agreements for the purchase or lease of capital expenditures. Any material amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. The Company’s primary source of working capital is cash from operations. The Company presently has no need for alternative sources of working capital and has no commitments.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and cash equivalents. At September 30, 2022, we had $96.5 million in cash and cash equivalents, and the majority of our cash and cash equivalents generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and cash equivalents. It would also impact the market value of our cash and cash equivalents. Our cash and cash equivalents are subject to market risk, primarily interest rate and credit risk. Our cash and cash equivalents are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our cash and cash equivalents to high-quality cash and cash equivalents with both short- and long-term maturities. We do not hold any derivative financial instruments that could expose us to significant market risk. At September 30, 2022, we had no debt obligations.
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a‑15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the quarter ended September 30, 2022, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date, that our disclosure controls and procedures are effective such that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act: (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.    OTHER INFORMATION.
None.
ITEM 6.    EXHIBITS

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith..
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PETMED EXPRESS, INC.

Date: November 8, 2022

By:	/s/ Mathew N. Hulett
Mathew N. Hulett

Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Christine Chambers
Christine Chambers

Chief Financial Officer
(Principal Financial and Accounting Officer)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
PETMED EXPRESS, INC
________________________
FORM 10-Q
FOR THE QUARTER ENDED:
SEPTEMBER 30, 2022
________________________
EXHIBITS
________________________