Form 10-Q
period 2022-12-31
PETMED EXPRESS INC
filed 2023-02-07
CIK 1040130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
or
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,084,277 shares of Common Stock, $.001 par value per share, at February 7, 2023.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for per share amounts)

	December 31, 2022	March 31, 2022
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$102,428	$111,080
Accounts receivable, less allowance for doubtful accounts of $40 and $39, respectively	1,944	1,913
Inventories - finished goods	22,402	32,455
Prepaid expenses and other current assets	5,637	4,866
Prepaid income taxes	1,608	681
Total current assets	134,019	150,995

Noncurrent assets:
Property and equipment, net	25,242	24,464
Intangible and other assets	5,860	860
Total noncurrent assets	31,102	25,324

Total assets	$165,121	$176,319

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$24,317	$27,500
Accrued expenses and other current liabilities	6,754	5,697
Total current liabilities	31,071	33,197

Deferred tax liabilities	465	936

Total liabilities	31,536	34,133

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 5,000 shares authorized; 3 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized; 21,077 and 20,979 shares issued and outstanding, respectively	21	21
Additional paid-in capital	16,647	11,660
Retained earnings	116,908	130,496

Total shareholders' equity	133,585	142,186

Total liabilities and shareholders' equity	$165,121	$176,319
See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for per share amounts) (Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021

Sales	$58,870	$60,717	$194,451	$207,415
Cost of sales	43,632	42,992	140,819	148,736

Gross profit	15,238	17,725	53,632	58,679

Operating expenses:
General and administrative	10,425	7,541	30,529	22,540
Advertising	4,641	4,327	14,869	15,435
Depreciation	941	710	2,552	2,051
Total operating expenses	16,007	12,578	47,950	40,026

Income (loss) from operations	(769)	5,147	5,682	18,653

Other income:
Interest income, net	708	84	1,213	243
Other, net	259	287	718	741
Total other income	967	371	1,931	984

Income before provision for income taxes	198	5,518	7,613	19,637

Provision for income taxes	217	1,261	2,278	4,603

Net income (loss)	$(19)	$4,257	$5,335	$15,034

Net income (loss) per common share:
Basic	$(0.00)	$0.21	$0.26	$0.75
Diluted	$(0.00)	$0.21	$0.26	$0.74

Weighted average number of common shares outstanding:
Basic	20,301	20,208	20,257	20,165
Diluted	20,301	20,329	20,339	20,365

Cash dividends declared per common share	$0.30	$0.30	$0.90	$0.90
See accompanying notes to condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income	$5,335	$15,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,552	2,051
Share based compensation	4,987	3,040
Deferred income taxes	(471)	(19)
Bad debt expense	292	104
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	(324)	1,216
Inventories - finished goods	10,053	6,780
Prepaid income taxes	(927)	(911)
Prepaid expenses and other current assets	(771)	1,287
Accounts payable	(3,183)	(17,613)
Accrued expenses and other current liabilities	536	(1,188)
Net cash provided by operating activities	18,079	9,781

Cash flows from investing activities:
Purchase of minority interest investment in Vetster	(5,000)	-
Purchases of property and equipment	(3,329)	(1,266)
Net cash used in investing activities	(8,329)	(1,266)

Cash flows from financing activities:
Dividends paid	(18,402)	(18,322)
Net cash used in financing activities	(18,402)	(18,322)

Net decrease in cash and cash equivalents	(8,652)	(9,807)
Cash and cash equivalents, at beginning of period	111,080	118,718

Cash and cash equivalents, at end of period	$102,428	$108,911

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$3,870	$5,580

Dividends payable in accrued expenses	$1,079	$329
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
Basis of Presentation and Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at December 31, 2022, the Statements of Income for the three and nine months ended December 31, 2022 and 2021, and Cash Flows for the nine months ended December 31, 2022 and 2021. The results of operations for the three and nine months ended December 31, 2022 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2023. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022. The Condensed Consolidated Financial Statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated upon consolidation.
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
The Company disaggregates sales in the following two categories: (1) reorder sales vs new order sales, and (2) internet sales vs. contact center sales. The following table illustrates sales by various classifications:

	Three Months Ended December 31,
Revenue (In thousands)	2022	%	2021	%	$ Variance	% Variance

Reorder sales	$53,316	90.6%	$55,259	91.0%	$(1,943)	-3.5%
New order sales	5,554	9.4%	5,458	9.0%	96	1.8%

Total net sales	$58,870	100.0%	$60,717	100.0%	$(1,847)	-3.0%

Internet sales	$51,109	86.8%	$51,305	84.5%	$(196)	-0.4%
Contact center sales	7,761	13.2%	9,412	15.5%	(1,651)	-17.5%

Total net sales	$58,870	100.0%	$60,717	100.0%	$(1,847)	-3.0%

	Nine Months Ended December 31,
Revenue (In thousands)	2022	%	2021	%	$ Variance	% Variance

Reorder sales	$176,384	90.7%	$184,607	89.0%	$(8,223)	-4.5%
New order sales	18,067	9.3%	22,808	11.0%	(4,741)	-20.8%

Total net sales	$194,451	100.0%	$207,415	100.0%	$(12,964)	-6.3%

Internet sales	$167,952	86.4%	$173,713	83.8%	$(5,761)	-3.3%
Contact center sales	26,499	13.6%	33,702	16.2%	(7,203)	-21.4%

Total net sales	$194,451	100.0%	$207,415	100.0%	$(12,964)	-6.3%
The Company changed the definition of a new customer on April 1, 2022, to include anyone who has not ordered over the past thirty-six months. The reorder and new order sales amounts for the three and nine months ended December 31, 2022, and the reorder and new order sales amounts for the three and nine months ended December 31, 2021 reflect this new customer definition change.
Under the previous definition of a new customer, reorder and new order sales were $56.3 million and $4.4 million, respectively, for the three months ended December 31, 2021. Under the previous definition of a new customer, reorder and new order sales were $189.3 million and $18.2 million, respectively, for the nine months ended December 31, 2021.
Virtually all the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize the accounts receivable balances relative to sales. The Company had no material contract asset or liability balances as of December 31, 2022 or March 31, 2022.

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
The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands, except for per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net income (loss) (numerator):
Net income	$(19)	$4,257	$5,335	$15,034

Shares (denominator):
Weighted average number of common shares outstanding used in basic computation	20,301	20,208	20,257	20,165
Common shares issuable upon vesting of restricted stock	—	111	72	190
Common shares issuable upon conversion of preferred shares	—	10	10	10
Shares used in diluted computation	20,301	20,329	20,339	20,365

Net income (loss) per common share:

Basic	$(0.00)	$0.21	$0.26	$0.75
Diluted	$(0.00)	$0.21	$0.26	$0.74
For the three and nine months ended December 31, 2022 and 2021, 243,604 and 205,219 shares of common restricted stock, respectively, were excluded from the computations of diluted net income per common share, as their inclusion would have had an anti-dilutive effect on diluted net income per common share. For the three months ended December 31, 2022, 71 shares issuable upon vesting of restricted stock and 10 shares issuable upon conversion of preferred shares were excluded from the computation of diluted net income per common share, as their inclusion would have had an anti-dilutive effect on diluted net income per common share.
Note 4:    Accounting for Stock-Based Compensation
The Company records compensation expense associated with restricted stock in accordance with ASC Topic 718 (“Share Based Payment”) (ASU 2016-09). The Company had 959,548 common shares issued under the 2016 Employee Equity Compensation Restricted Stock Plan (“2016 Employee Plan”), and 240,755 common shares issued under the 2015 Outside Director Equity Compensation Restricted Stock Plan (“2015 Director Plan”) at December 31, 2022, all shares of which were issued subject to a restriction or forfeiture period that lapses ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over the one to three-year restriction period, with the exception of performance restricted shares which were issued to the Chief Executive Officer and Chief Financial Officer.
In August 2021, the Company issued 90,000 restricted shares and 510,000 performance restricted shares to the Company’s CEO, in accordance with the CEO’s employment agreement, under the 2016 Employee Plan. The performance restricted shares are based on achieving absolute stock hurdles with the three-year period from the grant date. If the shares meet the absolute stock price hurdle, they will only vest on the third anniversary of the date of grant. As of December 31, 2022, none of the performance stock hurdles were met.

In August 2022, the Company issued 13,000 restricted shares and 3,000 performance restricted shares to the Company's new CFO, in accordance with the CFO's employment agreement, under the 2016 Employee Plan. The performance restricted shares are based on the attainment of performance criteria equally weighted between adjusted EBITDA and revenue. The shares for each grant will be released from restriction equally over a three (3) year period on the anniversary of the grant date, and in the case of the performance restricted shares, subject to the attainment of performance criteria .
The Company issued 550 shares of restricted stock, net of forfeitures, to certain employees under the 2016 Employee Plan during the quarter ended December 31, 2022. For the quarters ended December 31, 2022 and 2021, the Company recognized $1.8 million and $1.4 million, respectively, of compensation expense related to the 2016 Employee Plan and 2015 Director Plan. For the nine months ended December 31, 2022 and 2021, the Company recognized $5.0 million and $3.0 million, respectively, of compensation expense related to the 2016 Employee Plan and 2015 Director Plan. At December 31, 2022 and 2021 there was $10.6 million and $14.4 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the next one to three years. All stock-based compensation expense is recognized as a payroll-related expense and it is included within the general and administrative expenses line item within the Company’s Consolidated Statements of Income , and the offset is included in the additional paid-in capital line item of the Company’s Consolidated Balance Sheets. On December 31, 2022 and 2021, there were 759,204 and 749,219 non-vested restricted shares issued and outstanding, respectively.
In July 2022, the Company’s 2022 Employee Equity Compensation Restricted Stock Plan (“2022 Employee Plan”) became effective upon the approval of the plan by the Company’s shareholders. The 2022 Employee Plan authorizes 1,000,000 shares of the Company's common stock available for issuance. The value of the restricted stock is determined based on the market value of the stock at the issuance date. The restriction period or forfeiture period is determined by the Company’s Compensation Committee and is to be no less than 1 year and no more than ten years, unless otherwise specified by the Compensation Committee. No shares had been issued under the 2022 Employee Plan as of December 31, 2022.
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
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. At December 31, 2022, the Company had invested the majority of its $102.4 million cash and cash equivalents balance in money market funds which are classified within Level 1.
Note 6:    Commitments and Contingencies
Legal Matters and Routine Proceedings
The Company has settled complaints that had been filed with various states’ pharmacy boards in the past. There can be no assurances made that other states will not attempt to take similar actions against the Company in the future. The Company also intends to vigorously defend its trade or service marks. There can be no assurance that the Company will be successful in protecting its trade or service marks. Legal costs related to the above matters are expensed as incurred .From time to time, the Company may be involved in and subject to disputes and legal proceedings, as well as demands, claims and threatened litigation that arise in the ordinary course of its business. These proceedings may include allegations involving business practices, infringement of intellectual property, employment or other matters. The ultimate outcome of any legal proceeding is often uncertain, there can be no assurance that the Company will be successful in any legal proceeding, and unfavorable outcomes could have a negative impact on our results of operations and financial condition. In accordance with ASC Topic 450-20 ("Loss Contingencies"), the Company records a liability in its financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews the status of each significant matter each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amounts of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss to the extent necessary to make the financial statements not misleading. If the loss is not probable and cannot be reasonably estimated, a liability is not recorded in the Company’s financial statements. Gain contingencies are not recorded until they are realized. Legal costs related to any legal matters are expensed as incurred.
The Company evaluates contingencies on an ongoing basis and has established loss provisions for matters in which losses are probable and the amount of the loss can be reasonably estimated and is not currently a party to any legal proceeding that management believes could have a material adverse effect on our results of operations. Based upon an assessment for sales tax received by the Company, an accrual in the amount of $0.9 million is included in the "Accrued expenses and other current liabilities" line item on the Condensed Consolidated Balance Sheets as of December 31, 2022 and the offsetting expense was recognized in the "General and administrative" line item within the Condensed Consolidated Statements of Income for the nine months ended December 31, 2022.
Based upon the assessment received, the Company initiated a process to evaluate the potential for further sales tax contingencies, The effect of such evaluation of potential sales tax exposure, which the Company expects to complete in the fourth quarter ending March 31, 2023, could have a material effect on the results of operations.
Separation Agreement
In connection with the separation of the Company's former Chief Financial Officer, the Company has accrued $364 thousand with respect to the severance, pursuant to the CFO Transition and Separation Agreement, included in "Accrued expenses and other current liabilities" on the Condensed Consolidated Balance Sheet as of December 31, 2022.
Note 7:    Changes in Shareholders’ Equity:
Changes in Shareholders’ Equity for the nine months ended December 31, 2022 is summarized below (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings
Beginning balance at March 31, 2022:	$21	$11,660	$130,496
Share based compensation	—	1,536	—
Dividends declared	—	—	(6,297)
Net income	—	—	2,775
Ending balance at June 30, 2022	$21	$13,196	$126,974
Shares Issued	—	—	—
Share based compensation	—	1,681	—
Dividends declared	—	—	(6,307)
Net income	—	—	2,579
Ending balance at September 30, 2022	$21	$14,877	$123,246
Share based compensation	—	1,770	—
Dividends declared	—	—	$(6,319)
Net income (loss)	—	—	(19)
Ending balance at December 31, 2022:	$21	$16,647	$116,908

Changes in Shareholders’ Equity for the nine months ended December 31, 2021 is summarized below (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings
Beginning balance at March 31, 2021:	$20	$7,111	$134,141
Share based compensation	—	718	—
Dividends declared	—	—	(6,080)
Net income	—	—	4,428
Ending balance at June 30, 2021	$20	$7,829	$132,489
Shares Issued	1	—	—
Share based compensation	—	882	—
Dividends declared	—	—	(6,092)
Net income	—	—	6,349
Ending balance at September 30, 2021	$21	$8,711	$132,746
Share based compensation	—	$1,440	—
Dividends declared	—	—	(6,282)
Net income	—	—	4,257
Ending balance at December 31, 2021:	$21	$10,151	$130,721
There were no shares of common stock that were purchased or retired in the nine months ended December 31, 2022 or 2021. At December 31, 2022, the Company had approximately $28.7 million remaining under the Company’s share repurchase plan.
Note 8:    Income Taxes
For the quarters ended December 31, 2022 and 2021, the Company recorded an income tax provision of approximately $0.2 million and $1.3 million, respectively, and for the nine months ended December 31, 2022 and 2021 the Company recorded an income tax provision of approximately $2.3 million and $4.6 million, respectively. The decrease in the tax provision for the three and nine months ended December 31, 2022 is related to a decrease in operating income during the periods. The effective tax rate for the quarter ended December 31, 2022 was approximately 109.6%, compared to approximately 22.9% for the quarter ended December 31, 2021, and the effective tax rate for the nine months ended December 31, 2022 was approximately 29.9% compared to approximately 23.4% for the nine months ended December 31, 2021. The increase to the effective tax rate for the three and nine months ended December 31, 2022 can be attributed to more non-deductible expenses and an increase in state tax due to the extension of the Company's business operations.
Note 9:     Minority Interest Investment in Vetster
On April 19, 2022, the Company engaged in a three-year partnership agreement with Vetster Inc. (“Vetster”), a veterinary telehealth Canadian company. The Company also purchased a 5% minority interest in Vetster in the amount of $5.0 million and received warrants for additional equity in Vetster, which are tied to future performance milestones. Under the terms of the agreement, the Company became the exclusive e-commerce provider for Vetster, and Vetster became the exclusive provider of telehealth and telemedicine services to the Company. The minority interest investment is being valued on the cost basis and the investment will be evaluated periodically for any impairment.
Note 10:     Subsequent Events
On January 13, 2023, the Company entered into an Agreement and Plan of Merger to acquire PetCareRx, Inc. ("PetCareRx"), a leading supplier of pet medications, food, and supplies, for an aggregate consideration of approximately $36.0 million in cash, subject to adjustment. The closing of the transaction is subject to customary closing conditions and certain state pharmacy license and permit filings related to the change of control of PetCareRx. The transaction has been approved by the Board of Directors of both the Company and PetCareRx, and the stockholders of PetCareRx, and is expected to close in the fourth quarter of fiscal year 2023. Upon completion of the acquisition, PetCareRx will become a wholly-owned subsidiary of the Company.

On February 6, 2023, the Board of Directors declared a quarterly dividend of $0.30 per share. The Board established a February 20, 2023 record date and a February 27, 2023 payment date. Based on the outstanding share balance as of February 7, 2023 the Company estimates the dividend payable to be approximately $6.3 million.
Subsequent to December 31, 2022, the Board of Directors approved and issued 1,200 restricted shares to employees pursuant to the 2016 Employee Plan.
Subsequent to December 31, 2022, the Board of Directors approved and issued 6,000 restricted shares to MZHCI, LLC pursuant to an Investor Relations Consulting Agreement.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2022 and our Annual Report on Form 10-K for the year ended March 31, 2022.
Certain information in this Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the words "believes," "intends," "expects," "may," "will," "should," "plans," "projects," "contemplates," "intends," "budgets," "predicts," "estimates," "anticipates," or similar expressions. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2022 under the heading “Risk Factors.” A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.
When used in this Quarterly Report on Form 10-Q, "PetMed Express," "1-800-PetMeds," "PetMeds," "PetMed," "PetMeds.com," “1800PetMeds.com,” "PetMed.com," "PetMed Express.com," "the Company," "we," "our," and "us" refers to PetMed Express, Inc. and our subsidiaries.
Executive Summary
PetMed Express was incorporated in the state of Florida in January 1996. Our common stock is traded on the NASDAQ Global Select Market under the symbol “PETS”. We began selling pet medications and other pet health products in September 1996. In March 2010 we started offering for sale additional pet supplies on our website, and these additional items are drop shipped to customers by third party vendors. Presently, our product line includes approximately 4,350 SKUs of the most popular pet medications, health products, and supplies for dogs, cats, and horses.
We market our products through advertising and promotional campaigns which aim to increase the recognition of the “PetMeds®” brand name, increase traffic on our website at www.petmeds.com, acquire new customers, and maximize repeat purchases. Approximately 87% of all sales were generated via the Internet for the quarter ended December 31, 2022, compared to 84% for the quarter ended December 31, 2021. Our sales consist of products sold mainly to retail consumers. The average purchase was approximately $90 and $89 for the quarters ended December 31, 2022 and 2021, respectively, and approximately $93 and $92 for the nine months ended December 31, 2022 and 2021, respectively.
Critical Accounting Policies
Our discussion and analysis of our financial condition and the results of our operations contained herein are based upon our condensed consolidated financial statements and the data used to prepare them. Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. On an ongoing basis we re-evaluate our judgments and estimates including those related to product returns, bad debts, inventories, and income taxes. We base our estimates and judgments on our historical experience, knowledge of current conditions, and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. Our estimates are guided by observing the following critical accounting policies.
Revenue recognition
We account for revenue under ASC Topic 606 ("Revenue from Contracts with Customers") and generate revenue by selling pet medication products and pet supplies mainly to retail customers. Certain pet supplies offered on our website are drop shipped to customers. We considers ourself the principal in the arrangement because we control the specified good before it is transferred to the customer. Revenue contracts contain one performance obligation, which is delivery of the product; customer care and support is deemed not to be a material right to the contract. The transaction price is adjusted at the date of sale for any applicable sales discounts and an estimate of product returns, which are estimated based on historical patterns, however this is not considered a key judgment. There are no amounts excluded from the variable consideration. Revenue is recognized when control transfers to the customer at the point in time in which the shipment of the product occurs. This key judgment is determined as the shipping point, which represents the point in time where we have a present right to payment, title has transferred to the customer, and the customer has assumed the risks and rewards of ownership.
Outbound shipping and handling fees are an accounting policy election and are included in sales as we considers ourself the principal in the arrangement given responsibility for supplier selection and discretion over pricing. Shipping costs associated with outbound freight after control over a product has transferred to a customer are an accounting policy election and are accounted for as fulfillment costs and are included in cost of sales. Virtually all of our sales are paid by credit cards and we usually receive the cash settlement in two to three banking days. Credit card sales minimize the accounts receivable balances relative to sales.
We maintain an allowance for doubtful accounts for losses that we estimate will arise from customers’ inability to make required payments, arising from either credit card chargebacks or insufficient funds checks. We determine our estimates of the uncollectibility of accounts receivable by analyzing historical and current bad debts and economic trends. The allowance for doubtful accounts was approximately $40 thousand at December 31, 2022, compared to $39 thousand at March 31, 2022.
Valuation of inventory
Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or net realizable value using a weighted average cost method. We write down our inventory for estimated obsolescence. The inventory reserve was approximately $56 thousand at December 31, 2022 compared to $81 thousand at March 31, 2022.
Advertising
Our advertising expense consists primarily of Internet marketing, direct mail/print, and television advertising. Internet costs are expensed in the month incurred and direct mail/print advertising costs are expensed when the related brochures and postcards are produced, distributed, or superseded. Television advertising costs are expensed in the month advertisements are televised.
Accounting for income taxes
We account for income taxes under the provisions of ASC Topic 740 (“Accounting for Income Taxes”), which generally requires recognition of deferred tax assets and liabilities for the expected future tax benefits or consequences of events that have been included in our condensed consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting carrying values and the tax bases of assets and liabilities and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse.

Results of Operations
The following should be read in conjunction with our condensed consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in our condensed consolidated statements of income:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.1	70.8	72.4	71.7

Gross profit	25.9	29.2	27.6	28.3

Operating expenses:
General and administrative	17.8	12.4	15.8	10.9
Advertising	7.9	7.1	7.6	7.5
Depreciation	1.6	1.2	1.3	1.0
Total operating expenses	27.3	20.7	24.7	19.4

Income (loss) from operations	(1.4)	8.5	2.9	8.9

Total other income	1.6	0.6	1.0	0.5

Income before provision for income taxes	0.2	9.1	3.9	9.4

Provision for income taxes	0.4	2.1	1.2	2.2

Net income (loss)	(0.2)%	7.0%	2.7%	7.2%
Non-GAAP Financial Measures
Adjusted EBITDA
To provide investors and the market with additional information regarding our financial results, we have disclosed (see below) adjusted EBITDA, a non-GAAP financial measure that we calculate as net income excluding share-based compensation expense; depreciation and amortization; income tax provision; interest income (expense); and other non-operational expenses. We have provided reconciliations below of adjusted EBITDA to net income, the most directly comparable GAAP financial measures.
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
We believe it is useful to exclude non-cash charges, such as share-based compensation expense, depreciation and amortization from our adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. We believe it is useful to exclude income tax provision and interest income (expense), as neither are components of our core business operations. We also believe that it is useful to exclude other expenses, including the investment banking fee related to the Vetster partnership, acquisition costs related to PetCareRx, employee severance and estimated state sales tax accrual as these items are not indicative of our ongoing operations. Adjusted EBITDA has limitations as a financial measure, and these non-GAAP measures should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
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
•Adjusted EBITDA does not reflect transaction related costs and other items which are either not representative of our underlying operations or are incremental costs that result from an actual or planned transaction and include litigation matters, integration consulting fees, internal salaries and wages (to the extent the individuals are assigned full-time to integration and transformation activities) and certain costs related to integrating and converging IT systems;
•Adjusted EBITDA does not reflect certain non-operating expenses including the employee severance which reduces cash available to us;
•Adjusted EBITDA does not reflect certain expenses including the estimated state sales tax accrual which reduces cash available to us.
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

The following table presents a reconciliation of net income, the most directly comparable GAAP measure to adjusted EBITDA for each of the periods indicated:
Reconciliation of Non-GAAP Measures
PetMed Express, Inc.
(Unaudited)

	Three Months Ended
($ in thousands, except percentages)	December 31, 2022	December 31, 2021	$ Change	% Change
Consolidated Reconciliation of GAAP Net Income to Adjusted EBITDA:
Net income (loss)	$(19)	$4,257	$(4,276)	(100)%

Add (subtract):
Share-based Compensation	1,770	1,440	330	23%
Income Taxes	217	1,261	(1,044)	(83)%
Depreciation	941	710	231	33%
Interest (Income)/Expense	(708)	(84)	(624)	743%
Acquisition and Partnership Transactions	539	—	539	n/m
Employee Severance	—	—	—	n/m
State Sales Accrual	—	—	—	n/m

Adjusted EBITDA	$2,740	$7,584	$(4,844)	(64)%

	Nine Months Ended
($ in thousands, except percentages)	December 31, 2022	December 31, 2021	$ Change	% Change
Consolidated Reconciliation of GAAP Net Income to Adjusted EBITDA:
Net income	$5,335	$15,034	$(9,699)	(65)%

Add (subtract):
Share-based Compensation	4,987	3,040	1,947	64%
Income Taxes	2,278	4,603	(2,325)	(51)%
Depreciation	2,552	2,051	501	24%
Interest (Income)/Expense	(1,213)	(243)	(970)	399%
Acquisition and Partnership Transactions	894	—	894	n/m
Employee Severance	364	—	364	n/m
State Sales Accrual	925	—	925	n/m

Adjusted EBITDA	$16,122	$24,485	$(8,363)	(34)%

Three Months Ended December 31, 2022 Compared With Three Months Ended December 31, 2021 and Nine Months Ended December 31, 2022 Compared With Nine Months Ended December 31, 2021
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
Sales
Sales decreased by approximately $1.8 million, or 3.0%, to approximately $58.9 million for the quarter ended December 31, 2022, compared to approximately $60.7 million for the quarter ended December 31, 2021. The decrease in sales for the three months ended December 31, 2022 was mainly due to higher seasonal discounts and competitive pressures.
Sales decreased by approximately $13.0 million, or 6.3%, to approximately $194.5 million for the nine months ended December 31, 2022, compared to approximately $207.4 million for the nine months ended December 31, 2021. The decrease in sales for the nine months ended December 31, 2022 was mainly due to the increased cost to acquire new customers and competitive pressures.
We acquired approximately 72,000 new customers for the quarter ended December 31, 2022 compared to approximately 66,000 new customers for the quarter ended December 31, 2021. We acquired approximately 202,000 new customers for the nine months ended December 31, 2022, compared to approximately 260,000 new customers for the nine months ended December 31, 2021. Financial data in the tables below reflects the new 36-month definition of new customers. Prior year new and reorder customers and sales have been recalculated utilizing the new 36-month definition of a new customer (described below). The following tables illustrates sales by various sales classifications:

	Three Months Ended December 31,
Revenue (In thousands)	2022	%	2021	%	$ Variance	% Variance

Reorder sales	$53,316	90.6%	$55,259	91.0%	$(1,943)	(3.5)%
New order sales	5,554	9.4%	5,458	9.0%	96	1.8%

Total net sales	$58,870	100.0%	$60,717	100.0%	$(1,847)	(3.0)%

Internet sales	$51,109	86.8%	$51,305	84.5%	$(196)	(0.4)%
Contact center sales	7,761	13.2%	9,412	15.5%	(1,651)	(17.5)%

Total net sales	$58,870	100.0%	$60,717	100.0%	$(1,847)	(3.0)%

	Nine Months Ended December 31,
Revenue (In thousands)	2022	%	2021	%	$ Variance	% Variance

Reorder sales	$176,384	90.7%	$184,607	89.0%	$(8,223)	(4.5)%
New order sales	18,067	9.3%	22,808	11.0%	(4,741)	(20.8)%

Total net sales	$194,451	100.0%	$207,415	100.0%	$(12,964)	(6.3)%

Internet sales	$167,952	86.4%	$173,713	83.8%	$(5,761)	(3.3)%
Contact center sales	26,499	13.6%	33,702	16.2%	(7,203)	(21.4)%

Total net sales	$194,451	100.0%	$207,415	100.0%	$(12,964)	(6.3)%
Please note that we changed the definition of a new customer on April 1, 2022, to include anyone who has not ordered over the past thirty-six months. The reorder and new order sales amounts for three and nine months ended December 31, 2022 and reorder and new order sales for the three and nine months ended December 31, 2021 reflect this new customer definition change.
Under the previous definition of a new customer, reorder and new order sales were $56.3 million and $4.4 million, respectively, and acquired new customers were approximately 53,000, for the three months ended December 31, 2021. Under the previous definition of a new customer, reorder and new order sales were $189.3 million and $18.2 million, respectively, and acquired new customers were approximately 210,000, for the nine months ended December 31, 2021.
In July 2021 we launched the new AutoShip & Save subscription program (“AutoShip”) on our website. AutoShip is a new convenient way for our loyal customer base to have future pet medication orders delivered directly to them without the need to place an order each time. During the quarter ended June 30, 2022 we made a change to the methodology on how we calculate the percentage of our revenue that was generated by our AutoShip program. We now report AutoShip sales, as a percent of sales, net of discounts and credits for the entire quarter. Previously, we reported AutoShip sales as a percent of total sales on the last month in the quarter. This change to the calculation resulted in a decrease to the AutoShip percentage that was previously reported by only a few percentage points. We believe that this change reflects a more accurate representation of our subscription business for stakeholders to gauge our performance.
We are encouraged by the adoption of our AutoShip program and have seen an increasingly positive trend over the last several quarters since we launched this program. For example, our quarterly AutoShip percentage was 42% of net sales for the most recent quarter ended December 31, 2022, up from 20% of net sales for the same period last year and up from 39% of net sales sequentially in the prior quarter. We have set a goal of generating approximately 50% of our net sales via the AutoShip program in fiscal 2023.
Going forward sales may be adversely affected due to increased competition and consumers giving more consideration to price. The changes in consumer behavior post pandemic makes future sales somewhat challenging to predict. No guarantees can be made that sales will grow in the future. The majority of our product sales are affected by the seasons, due to the seasonality of mainly flea and tick and heartworm medications. For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2022, our sales were approximately 29%, 25%, 22%, and 24%, respectively, as a percentage of annual sales.
Cost of sales
Cost of sales increased by approximately $0.6 million, or 1.5%, to approximately $43.6 million for the quarter ended December 31, 2022, from approximately $43.0 million for the quarter ended December 31, 2021. The cost of sales increase was due to changes in accrual from our rewards program of $0.5 million and higher freight expense, partially offset by the impact from lower sales. As a percentage of sales, cost of sales was 74.1% and 70.8% for the quarters ended December 31, 2022 and 2021, respectively.
For the nine months ended December 31, 2022, cost of sales decreased by approximately $7.9 million, or 5.3%, to approximately $140.8 million for the nine months ended December 31, 2022, from approximately $148.7 million for the nine months ended December 31, 2021. The cost of sales decrease can be directly related to the decrease in sales during nine months ended December 31, 2022. As a percentage of sales, cost of sales was 72.4% and 71.7% for the nine months ended December 31, 2022 and 2021, respectively.
Gross profit
Gross profit decreased by approximately $2.5 million, or 14.0%, to approximately $15.2 million for the quarter ended December 31, 2022, from approximately $17.7 million for the quarter ended December 31, 2021. Gross profit as a percentage of sales was 25.9% and 29.2% for the quarters ended December 31, 2022 and 2021, respectively. The gross profit and gross profit percentage decrease for the quarter ended December 31, 2022 compared to previous period was primarily due to higher promotions and changes in our rewards program accrual.
For the nine months ended December 31, 2022 gross profit decreased by approximately $5.0 million, or 8.6%, to approximately $53.6 million for the nine months ended December 31, 2022, from approximately $58.7 million for the nine months ended December 31, 2021. Gross profit as a percentage of sales for the nine months ended December 31, 2022 and 2021, respectively, was 27.6% and 28.3%. The gross profit and gross profit percentage decreased for the nine months ended December 31, 2022 compared to the previous period was primarily due to lower manufacturer rebates .
General and administrative expenses
General and administrative expenses increased by approximately $2.9 million, or 38.2%, to approximately $10.4 million for the quarter ended December 31, 2022, from approximately $7.5 million for the quarter ended December 31, 2021. The increase to general and administrative expenses for the quarter ended December 31, 2022 was due to a $1.8 million increase in purposeful investments in people and systems, of which $0.3 million is from increased stock compensation, and an additional $1.0 million of professional fees of which $0.5 million were transaction related expenses.
For the nine months ended December 31, 2022 general and administrative expenses increased by approximately $8.0 million, or 35.4%, to approximately $30.5 million for the nine months ended December 31, 2022, from approximately $22.5 million for the nine months ended December 31, 2021. The increase to general and administrative expenses for the the nine months ended December 31, 2022 was due to a $4.5 million increase in payroll expenses, of which $1.9 million is from increased stock compensation and $0.4M from accrued severance, as well as a $1.0 million increase of professional fees, and $0.7 million of software and systems investment. In addition, general and administrative expenses increased in the nine months ended December 31, 2022 due to a $0.9 million sales tax accrual and $0.9 million of acquisition related expenses.
Advertising expenses
Advertising expenses increased by approximately $0.3 million, or 7.3%, to approximately $4.6 million for the quarter ended December 31, 2022, from approximately $4.3 million for the quarter ended December 31, 2021. Overall advertising spending for the quarter increased compared to the same quarter the prior year, due to increased media costs and increased agency fees. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $64 for the quarter ended December 31, 2022 compared to $66 for the quarter ended December 31, 2021, per the new definition of new customers. The decrease in advertising costs of acquiring a new customer for the quarter ended December 31, 2022 can be mainly attributed to increased conversion due to higher promotions. As a percentage of sales, advertising expense was 7.9% and 7.1% for the quarters ended December 31, 2022 and 2021, respectively. The advertising percentage will fluctuate quarter to quarter due to seasonality and advertising availability.
For the nine months ended December 31, 2022 advertising expenses decreased by approximately $0.6 million, or 3.7%, to approximately $14.9 million for the nine months ended December 31, 2022, from approximately $15.4 million for the nine months ended December 31, 2021. The decrease was primarily due to lower media spend compared to the same period in the prior year. The advertising costs of acquiring a new customer was $74 and $59 for the nine months ended December 31, 2022 and 2021, respectively. The increase in advertising costs of acquiring a new customer for the period can be mainly attributed to increased media costs and competitive pressures. As a percentage of sales, advertising expense was relatively flat, at 7.6% and 7.5% for the nine months ended December 31, 2022 and 2021, respectively.
Depreciation
Depreciation expense was $0.9 million and $0.7 million for the quarters ended December 31, 2022 and December 31, 2021, respectively. Depreciation expense was $2.6 million and $2.1 million for the nine months ended December 31, 2022 and 2021, respectively. This increase to depreciation expense for the the quarter and nine months ended December 31, 2022 can be attributed to new property and equipment additions subsequent to the prior period.
Other income
Other income increased to approximately $1.0 million for the quarter ended December 31, 2022 compared to approximately $0.4 million for the quarter ended December 31, 2021. Other income increased to approximately $1.9 million for the nine months ended December 31, 2022 compared to approximately $1.0 million for the nine months ended December 31, 2021. The increase to other income for the quarter and nine months was primarily related to increased interest income as a result of increased interest rates. Interest income may decrease in the future as we utilize our cash balances on any quarterly dividend payment, on future investments or partnerships, on our operating activities, or on our share repurchase plan, which has approximately $28.7 million remaining as of December 31, 2022.
Provision for income taxes
For the quarters ended December 31, 2022 and 2021, the Company recorded an income tax provision of approximately $0.2 million and $1.3 million, respectively, and for the nine months ended December 31, 2022 and 2021 the Company recorded an income tax provision of approximately $2.3 million and $4.6 million, respectively. The decrease in the tax provision for the three and nine months ended December 31, 2022 is related to a decrease in operating income during the periods. The effective tax rate for the quarter ended December 31, 2022 was approximately 109.6%, compared to approximately 22.9% for the quarter ended December 31, 2021, and the effective tax rate for the nine months ended December 31, 2022 was approximately 29.9% compared to approximately 23.4% for the nine months ended December 31, 2021. The increase to the effective tax rate for the three and nine months ended December 31, 2022 can be attributed to more non-deductible expenses and an increase in state tax due to the extension of the Company's business operations.
Liquidity and Capital Resources
Our working capital at December 31, 2022 and March 31, 2022 was $102.9 million and $117.8 million, respectively. The $14.9 million decrease in working capital was primarily attributable to a decrease in cash to fund the Vetster partnership and infrastructure investment, and $5 million ownership investment in Vetster. Net cash provided by operating activities was $18.1 million for the nine months ended December 31, 2022, compared to cash provided by operating activities of $9.8 million for the nine months ended December 31, 2021. This change is due to a greater reduction in accounts payable and inventory in the nine months ended December 31, 2022 than in the same period the prior year, partially offset by a decrease to net income. Net cash used in investing activities was $8.3 million for the nine months ended December 31, 2022, compared to $1.3 million used in investing activities for the nine months ended December 31, 2021. This change in investing activities is related to the Vetster partnership and investment, and increased property and equipment additions acquired in the nine months ended December 31, 2022. Net cash used in financing activities was $18.4 million for the nine months ended December 31, 2022 compared to $18.3 million for the nine months ended December 31, 2021, due to the declaration of an aggregate of $0.90 and $0.90 per share dividend during the nine months ended December 31, 2022 and 2021, respectively.
As of December 31, 2022, we had approximately $28.7 million remaining under our share repurchase plan. On February 6, 2023 our Board of Directors declared a $0.30 per share dividend. The Board of Directors established a February 20, 2023 record date and a February 27, 2023 payment date for the quarterly dividend. Depending on future market conditions we may utilize our cash and cash equivalents on quarterly dividends, on our operating activities, or on the remaining balance of our current share repurchase plan.
As of December 31, 2022, we had no material outstanding lease commitments. We are not currently bound by any long- or short-term agreements for the purchase or lease of capital expenditures. Any material amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Our primary source of working capital is cash from operations. We presently have no need for alternative sources of working capital and have no commitments.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and cash equivalents. At December 31, 2022, we had $102.4 million in cash and cash equivalents, and the majority of our cash and cash equivalents generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and cash equivalents. It would also impact the market value of our cash and cash equivalents. Our cash and cash equivalents are subject to market risk, primarily interest rate and credit risk. Our cash and cash equivalents are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting our cash and cash equivalents to high-quality cash and cash equivalents with both short- and long-term maturities. We do not hold any derivative financial instruments that could expose us to significant market risk. At December 31, 2022, we had no debt obligations.
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a‑15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the quarter ended December 31, 2022, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date, that our disclosure controls and procedures are effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed by us in reports that we file or submit under the Exchange Act: (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.
None.
ITEM 1A.    RISK FACTORS.
Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 for additional information concerning these and other uncertainties that could negatively impact the Company.
Additional risk factor disclosure
Taxing authorities may successfully assert that we should have collected, or in the future should collect, sales and use, value added, or similar taxes, and any such assessments could adversely affect our business, financial condition, and results of operations.

In the past several years states have adopted laws that attempt to impose tax collection obligations on out-of-state companies. Additionally, the Supreme Court of the United States ("Supreme Court") ruled in South Dakota v. Wayfair, Inc. et al, or Wayfair, that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. While we currently collect and remit applicable sales taxes to the extent required in all states in which we sell, a successful assertion by one or more states seeing to tax us on sales that occurred in prior tax years, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments or local governments of sales tax collection obligations on out-of-state sellers could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors, and decrease our future sales, which could have a material adverse effect on our business and results of operations. New legislation or regulations, the application of laws and regulations from jurisdictions, or the application of existing laws and regulations to the Internet and commercial online services could similarly result in significant additional taxes on our business. For instance, the Supreme Court’s decision and the enactment and enforcement of laws resulting therefrom could also impact where we are required to file state income taxes. As a result, our effective income tax rate as well as the cost and growth of our business could be materially and adversely affected, which could in turn have a material adverse effect on our financial condition and results of operations. In addition, because the Company’s products and services are available over the Internet, states may claim that the Company is required to do business as a foreign corporation in one or more of those jurisdictions. Failure to qualify as a foreign corporation in a jurisdiction where the Company is required to do so could subject it to taxes and penalties, and such jurisdictions may charge the Company with violations of local laws.
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

Date: February 7, 2023

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
DECEMBER 31, 2022
________________________
EXHIBITS
________________________