Form 10-K
period 2023-03-31
PETMED EXPRESS INC
filed 2023-05-23
CIK 1040130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2023
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number 000-28827
_____________________________________________________________________
PETMED EXPRESS, INC.
(Exact name of registrant as specified in its charter)

Florida		65-0680967
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

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

NONE
_____________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of September 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $396.4 million based on the closing sales price of the registrant’s Common Stock on that date, as reported on the NASDAQ Global Select Market.
The number of shares of the registrant’s Common Stock outstanding as of May 23, 2023, was 21,170,977.
DOCUMENTS INCORPORATED BY REFERENCE
Information to be set forth in our Proxy Statement relating to our 2023 Annual Meeting of Shareholders to be held on August 3, 2023, is incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this report.

PETMED EXPRESS, INC.
March 31, 2023 Annual Report on Form 10-K

PART I
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain information in this Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). You can identify these forward-looking statements by the words "believes," "intends," "expects," "may," "will," "should," "plan," "projects," "contemplates," "intends," "budgets," "predicts," "estimates," "anticipates," or similar expressions. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.” A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of the filing of this Annual Report on Form 10-K. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

NOTE REGARDING COMPANY REFERENCES

When used in this Annual Report on Form 10-K, unless otherwise stated or the context otherwise indicates, "PetMed Express," “PetMeds,” "PetMed," "the Company," "we," "our," and "us" refers collectively to PetMed Express, Inc. and its direct and indirect wholly owned subsidiaries, taken as a whole.
ITEM 1. BUSINESS
General

PetMed Express, Inc. and subsidiaries, d/b/a PetMeds®, is a leading nationwide direct-to-consumer pet pharmacy and online provider of prescription and non-prescription medications, food, supplements, supplies and vet services for dogs, cats, and horses. PetMeds markets and sells directly to consumers through its websites, toll-free numbers, and mobile applications. The Company offers consumers an attractive alternative for obtaining pet medications, foods, and supplies in terms of convenience, price, speed of delivery, and valued customer service.
Founded in 1996, the Company's executive headquarters offices are currently located at 420 South Congress Avenue, Delray Beach, Florida 33445, and our telephone number is (561) 526-4444. The Company has a March 31 fiscal year.

Our Industry

The market for pet medicines, foods, and health products and services is a large and growing market. According to the American Pet Products Association, pet spending in the United States increased 11% to $136.8 billion in 2022. Veterinary care and Rx medications represented $35.9 billion, or 26% of the total spending on pets in the United States. The pet medication market, which includes prescription medication, nonprescription medication and insurance, is estimated to be approximately $13 billion, with veterinarians having the majority of the prescription market share. The dog and cat population is approximately 111.6 million, with approximately 66% of all households having a pet.
Our Products and Services
We offer a broad selection of products and services for dogs, cats, and horses. Our current product line contains approximately 15,000 SKUs of the most popular pet medications, health products, foods, and supplies. These products include a majority of the well-known brands of pet medications, and with our April 2023 acquisition of PetCareRx, will now include a broader product catalog assortment beyond medication. Generally, our prices for pet medications and foods are competitive with the prices for medications and foods charged by veterinarians, online retailers and other retailers. We also offer additional pet supplies on our website for sale, some of which are drop shipped to our customers by third parties. These pet supplies include: beds, crates, stairs, and other popular pet supplies.
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

Pet Foods: Premium Pet Foods, including Veterinary Prescription Diets

Other Products and Services: Pet Services, including Telemedicine and Pet Insurance. Pet Telemedicine: Services provided through our VetLive (powered by Vetster) service which allows for consultation with, diagnosis from, or even in some states a prescription written by, a board-certified veterinarian.
Recent Developments and Strategic Transactions

Acquisition of PetCareRx

In April 2023, we completed our acquisition of PetCareRx, Inc. (“PetCareRx”), a leading online supplier of pet medications, foods, and supplies, for aggregate consideration of approximately $36.0 million in an all-cash transaction. The acquisition was completed pursuant to an Agreement and Plan of Merger, dated January 17, 2023, pursuant to which a wholly owned subsidiary of PETS was merged with and into PetCareRx. With the acquisition of PetCareRx, we gained an approximately 10,000-item catalog and PetCare Rx brings approximately 286,000 customers, enabling PETS to more rapidly expand beyond our Company’s historical core offering of pet prescriptions and into more extensive offerings of premium food, supplements, treats, and other pet supplies. PetCareRx will continue to operate under the PetCareRx brand as a separate and additional distribution channel for our company.

Pet Insurance Partnership with Pumpkin Insurance Services

In February 2023, we announced a strategic partnership with Pumpkin Insurance Services, Inc. (“Pumpkin”), a leading provider of best-in-class pet insurance plans (“Pumpkin”), under which we are partnering with Pumpkin to offer our customers access to high-quality health and wellness pet insurance products. This partnership will give our customers direct access to co-branded insurance products developed in conjunction with Pumpkin and their underwriters that will be offered by our new subsidiary, PetMeds Insurance Services, Inc. We currently expect that such products will become available for purchase during the fiscal year ending March 31, 2024.

Pet Telemedicine Partnership with Vetster Inc.

In April 2022, we announced a multi-year exclusive partnership with Vetster Inc., a veterinary telehealth company based in Canada that provides online access to veterinary services through its platform to pet owners in the United States, Canada, and the United Kingdom. Under the partnership, we became the exclusive e-commerce provider of pet products sold on the Vetster platform in the United States, and Vetster became the exclusive provider of telehealth and telemedicine services to the Company. As a result of this partnership, our customers now have access through our website to VetLive, an online veterinary appointment service that is integrated with the Vetster platform. The partnership has an initial term of three years, subject to year-to-year mutual renewals thereafter. As a part of our partnership with Vetster, the Company also made an approximately $5.0 million investment in Vetster as a part of larger Series B financing round that Vetster completed in April 2022.

Our Growth Strategy

The key components of our growth strategy are:

● Leverage our brand: We believe that our primary brands, namely “1-800-PetMeds”, “PetMeds,” and "PetCare Rx" are widely known among pet owners and are synonymous with pet health and well-being. We intend to further invest in promoting and popularizing these brands through our marketing, promotion, and other efforts.

● Continue to expand our product and service offerings: Although our sales have historically been concentrated in pet medications, we have begun taking steps to broaden our product offerings, including the acquisition of a catalog portfolio of premium pet foods that we acquired with our acquisition of PetCareRx. We intend to continue to grow the catalog of products that we offer to our customers, including additional premium food and pet wellness products that our customers want, and we are investigating an expansion of our own private label products. Such offerings may include ancillary and/or complementary products or services, such as the telehealth services that we offer through Vetster and the pet health insurance products that we intend to offer in conjunction with Pumpkin.

● Continue to grow our customer base and grow sales from existing customers: We intend to further invest in growing our customer base through our traditional marketing efforts, as well as through strategic transactions and partnerships and the exploration of other channels. Furthermore, we intend to grow our share of our existing customers’ spend by continuing to expand our product offerings. We intend to continue to build and enhance the content library on our websites and apps regarding pet health and wellness in order to attract customers and give customers a reason to return.

● Continue to pursue strategic partnerships and transactions: We intend to continue to pursue strategic partnerships and transactions that will grow sales from existing customers and expand our customer base, as well as grow our product catalog and offerings. Such partnerships or transactions may take the form of acquisitions (similar to our recent PetCareRx acquisition), or they may take the form of partnerships (such as our Pumpkin and Vetster partnerships) that involve making complementary valuable services available to our customers.
Our Sales Channels
We offer our products through two main sales channels: (1) the Internet, through our website and mobile apps, and (2) our Customer Support Center through our toll-free number. We have designed our website and mobile application to provide a convenient, cost-effective, and informative shopping experience that encourages consumers to purchase products important for a pet’s health and quality of life. We believe that these channels allow us to increase the visibility of our brand name and provide our customers with increased shopping flexibility and excellent service.
Internet
We seek to combine our product selection and pet health information with the shopping ease of the Internet to deliver a convenient and personalized shopping experience. Our website offers health and nutritional product selections for dogs, cats, and horses, and relevant editorial and easily obtainable or retrievable resource information. Customers can search our website for products and access resources on a variety of information on dogs, cats, and horses. Customers can shop at our website by category, product line, individual product, or symptom. We attracted approximately 28 million visits to our website (including our mobile app) during fiscal 2023, approximately 8% of those visits resulted in an order, and our website generated approximately 86.4% of our total sales for the same time period. Through our website, pet owners have access to health information covering pets’ behavior and illnesses, and natural and pharmaceutical remedies specifically for a pet’s problem. The pet education content on our main website is periodically updated with the latest research for pet owners. As part of our multichannel strategy, we also offer mobile versions of our website (www.petmeds.com) and an application for mobile phones, tablets, and other devices. Our website and mobile application features include: AutoShip subscription (“AutoShip”); “ask-the-vet”; VetLive; live web chat; easy refill medication reminders; local veterinarian finder; and express checkout to provide our customers with fast, easy, and helpful service from their mobile devices.
In July 2021 we launched the new AutoShip program on our website. AutoShip is a new convenient way for our loyal customer base to have future pet medication orders delivered directly to them without the need to place an order each time. Approximately 44% of our sales were generated via our AutoShip program in our fourth quarter ended March 31, 2023.
Customer Support Center
Our customer care representatives receive and process inbound and outbound customer calls, facilitate our live web chat, and process customer e-mails. Our telephone system is equipped with certain features including pop-up screens and call blending capabilities that give us the ability to efficiently utilize our customer care representatives’ time, providing excellent customer care, service, and support. Our customer care representatives receive base pay and are rewarded with commissions for sales, and bonuses and other awards for achieving certain quality goals.
Our Customers

Approximately 2.2 million customers have purchased from us within the last two fiscal years, excluding customers acquired in April 2023 as a part of our PetCareRx acquisition. We attracted approximately 274,000 and 325,000 new customers in fiscal 2023 and 2022, respectively. Our customers are located throughout the United States, with approximately 50% of customers residing in California, Florida, Texas, New York, Pennsylvania, North Carolina, Georgia, and Virginia. Our primary focus has been on retail customers and the average purchase remained approximately $93 for both fiscal 2023 and fiscal 2022, respectively. As of the date of the filing of this Annual Report on Form 10-K, PetCareRx had approximately 286,000 customers who have purchased from them within the last two fiscal years.
Marketing
The goal of our marketing strategy is to build brand recognition, increase customer traffic, add new customers, build strong customer loyalty, maximize reorders, and develop incremental revenue opportunities. We have an integrated marketing campaign that includes digital marketing, television advertising, and direct mail/print and e-mail.
Digital Marketing
We advertise and market our products primarily online. We make our brand available to Internet consumers by purchasing targeted keywords and achieving prominent placement on the top search engines and search engine networks. We utilize Internet display and streaming video advertisements, social media, and comparison shopping, and we are also members of an affiliate program with merchant clients and affiliate websites.
Television Advertising

Our television advertising is designed to build brand equity, create brand awareness, and generate initial purchases of products via the telephone and the Internet. Our television commercials, using engaging imagery and dialogue, typically focus on our expertise as a 26 year-old pet pharmacy, the convenience and ease of purchasing medication offered by veterinarians, and our empathetic service level.
Direct Mail/Print and E-mail
We use direct mail/print and e-mail to engage our current customers with reminders, offers and useful content to help them manage improved pet health outcomes.
Operations
Order Processing
Our websites allow customers to easily browse and purchase all of our products online. Our websites are designed to be fast, secure, and easy to use with order and shipping confirmations, and with online order tracking capabilities. We provide our customers with toll-free telephone access to our customer care representatives. Our Customer Support Center generally operates from 7:00 AM to 11:00 PM, Monday through Thursday, 7:00 AM to 9:00 PM on Friday, 9:00 AM to 6:00 PM on Saturday, and 9:00 AM to 5:00 PM on Sunday, Eastern Time.
The process of customers purchasing products from PetMeds consists of a few simple steps. A customer first places an order online or by calling our toll-free telephone number. The following information is needed to process prescription orders: pet information, prescription information, and the veterinarian’s name and phone number. This information is entered into our order processing system. Then our pharmacists and pharmacy technicians verify all prescriptions. The order processing system checks for the verification for prescription medication orders and a valid payment method for all orders. Verified orders are then sent to our fulfillment centers, where items are picked, and then shipped via the United States Postal Service, United Parcel Service, and Federal Express.
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

Warehousing and Shipping

We inventory our products and fill most customer orders from our corporate headquarters in Delray Beach, Florida. With our acquisition of PetCareRx, we will continue to fulfill PetCareRx orders from their facility in Lynbrook, New York. We have an in-house fulfillment and distribution operation, which is used to manage the entire supply chain, beginning with the placement of the order, continuing through order processing, and then fulfilling and shipping of the product to the customer. We offer a variety of shipping options, including next day delivery. We ship to anywhere in the United States served by the United States Postal Service or United Parcel Service. Priority orders are expedited in our fulfillment process. Our goal is to ship the products the same day that the order is received. For prescription medications, our goal is to ship the product immediately after the prescription has been authorized by the customer’s veterinarian. We currently offer free shipping to all customers whose order value is $49 or more.
Purchasing and Supply of Products

We purchase our products from a variety of sources, including certain manufacturers, domestic distributors, and wholesalers. There were six suppliers from whom we purchased approximately 68.5% of all products in fiscal 2023. We believe that having strong relationships with product manufacturers and distributors will ensure the availability of an adequate volume of products ordered by our customers. Part of our growth strategy included developing direct relationships with all of the leading pharmaceutical manufacturers of the more popular prescription and non-prescription medications. We now have direct relationships with all these major manufacturers. With our acquisition of PetCareRx, we will acquire relationships with approximately thirteen new significant suppliers of pet foods and health and wellness products.
Technology
We utilize integrated technologies in our call centers, e-commerce, order entry, and inventory control/fulfillment operations. Our systems are custom configured to optimize our computer telephone integration and mail-order processing. The systems are designed to maintain a large database of specialized information and process a large volume of orders efficiently and effectively. Our systems provide our team and our customers with product availability information and updated customer and order status information to enhance our customer experience.
Our information systems provide our customers and customer care representatives with information about past and pending orders. Customers are able to review and modify the terms of their automatic product shipments online, or via contacting our Customer Support Center. We have separated and integrated our front and back-end systems to best handle the uptime and information processing requirements needed for our customer facing and order processing needs.
We have implemented network access, systems, policies, and procedures to allow for a remote and hybrid work environment, utilizing a combination of on-premise, cloud, and SaaS products. We are able to leverage industry standard processes to monitor, manage, and respond to customer, user, and system related issues. We continue to expand our SaaS and cloud based tool sets to reduce reliance on legacy systems and increase accessibility and resiliency.
Competition
The pet medications and food market is highly competitive and highly fragmented. Our competitors consist of veterinarians, and online and traditional retailers. We believe that the following are the principal competitive factors in our market:
•Product selection and availability, including the availability of prescription and non-prescription medications;
•Brand recognition;
•Reliability and speed of delivery;
•Personalized service and convenience;
•Price; and
•Website and mobile application usability and content.
We compete with veterinarians, and online and traditional retailers for the sale of prescription and non-prescription pet medications, foods, and other health products. Many pet owners may prefer the convenience of purchasing their pet medications or other health products at the time of a veterinarian visit. In order to effectively compete with veterinarians, we must continue to educate pet owners about the service, convenience, and savings offered by our Company.

We believe that the following are the main competitive strengths that differentiate PetMeds from our competitors:

•Pure play channel leader, in an estimated $13.0 billion industry;
•Expanded catalog of non prescription products from the PetCareRx acquisition
•“1-800-PetMeds” brand name with 26 years of experience; consumers know us as the trusted pet medication experts;
•Licensed/registered/permitted pharmacy to conduct business in 50 states (and the U.S. Virgin Islands), and a Pharmacy Verified website (a website verification program by the National Association of Boards of Pharmacy®, which identifies online pharmacies and pharmacy-related websites as safe and legitimate); and
•Exceptional customer care and support.
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

We also obtained the right to use and control the Internet addresses www.petmeds.pharmacy, www.petmed.pharmacy, and www.1800petmeds.pharmacy, through a National Association of Boards of Pharmacy® initiative to ensure high standards for online pharmacies. We do not expect to lose the ability to use the Internet addresses; however, there can be no assurance in this regard and the loss of these addresses may have a material adverse effect on our financial position and results of operations. We are the exclusive owners of United States Trademark Registrations for “America’s Largest Pet Pharmacy®,” “America’s Most Trusted Pet Pharmacy®,” “Trusted Pet Medication Experts®,” “PetMed Express, Inc.®,”1-800-PetMeds and Design®,” 1-800-PetMeds®,” and “PetMeds®,” among numerous others. We have also applied for trademark protection for “Your Trusted Pet Health ExpertTM.”

As a part of our acquisition of PetCareRx, we have also acquired the PetCareRx® trademark and www.petcarerx.com domain name.
Government Regulation
We are subject to a broad range of federal, state, and local laws and regulations that relate to our business. Dispensing prescription medications is governed at the state level by Boards of Pharmacy, or similar regulatory agencies, of each state where prescription medications are dispensed. We are subject to regulation by the State of Florida and are licensed as a community pharmacy by the Florida Board of Pharmacy. Our current license is valid until February 28, 2025, and well in advance of that date a renewal application will be submitted to the Board of Pharmacy.

Our pharmacy practice is also licensed and/or regulated by 49 other state pharmacy boards, the District of Columbia Board of Pharmacy, the U.S. Virgin Islands Board of Pharmacy, and the United States Drug Enforcement Administration ("DEA"), and with respect to our products, by other regulatory authorities including, but not necessarily limited to, the United States Food and Drug Administration (“FDA”) and the United States Environmental Protection Agency ("EPA"). Our registration with the DEA, and state registrations/permits as required, permit us to dispense Schedule IV and Schedule V controlled substances. As a licensed pharmacy in the State of Florida, we are subject to the Florida Pharmacy Act and regulations promulgated thereunder. To the extent that we are unable to maintain our license as a community pharmacy with the Florida Board of Pharmacy, or if we do not maintain the licenses/registrations/permits granted by other state pharmacy boards (including the home state pharmacy license in New York for PetCareRx), or if we become subject to actions by the DEA, FDA EPA, or other enforcement regulators, our distribution of prescription medications to pet owners could cease, which could have a material adverse effect on our financial condition and results of operations.

In addition to the foregoing, the FDA regulates animal feed, including pet food, under the Federal Food, Drug, and Cosmetic Act (the “FFDCA”) and its implementing regulations. Although pet foods are not required to obtain premarket approval from the FDA, the FFDCA requires that all animal foods are safe for consumption, produced under sanitary conditions, contain no harmful substances, and are truthfully labeled. Most states also require that pet foods distributed in the state be registered or licensed with the appropriate state regulatory agency. In addition, most facilities that manufacture, process, pack, or hold foods, including pet foods, must register with the FDA and renew their registration every two years, and are subject to periodic FDA inspection. This includes most foreign, as well as domestic facilities. Registration must occur before the facility begins its pet food manufacturing, processing, packing, or holding operations.

The labeling of pet foods is regulated by both the FDA and some state regulatory authorities. FDA regulations require proper identification of the product, a net quantity statement, a statement of the name and place of business of the manufacturer or distributor, and proper listing of all the ingredients in order of predominance by weight. Most states also enforce their own labeling regulations. The degree of oversight of the implementation of these regulations varies by state, but typically includes a state review and approval of each product label as a condition of sale in that state. The FDA also regulates the inclusion of specific claims in pet food labeling. For example, pet food products that are labeled or marketed with claims that may suggest that they are intended to treat or prevent disease in pets would potentially meet the statutory definitions of both a food and a drug.

Our planned distribution of pet insurance products under our strategic partnership with Pumpkin will also subject us to state laws and regulations relating to the sale of insurance products, including registering as an insurance distributor in states in which we offer and sell the Pumpkin co-branded pet insurance products and otherwise complying with state and federal laws relating to the sale and distribution of insurance products.

We rely on legal and operational compliance programs, as well as outside counsel, to guide our business in complying with applicable laws and regulations in the areas in which we do business. In addition, regulatory regime changes may add cost and complexity to our compliance efforts. It is difficult to predict with certainty the potential impact of future regulatory compliance efforts and future costs associated with such matters. Our failure to comply with such laws and regulations may result in adverse actions that could disrupt our operations and adversely affect our financial results.
Human Capital Resources

People are the most valuable asset we have. The collective sum of the individual differences, life experiences, knowledge, inventiveness, innovation, self-expression, unique capabilities and talent that our employees invest in their work represents a significant part of not only our culture, but our reputation and the Company’s achievement as well. We strive to create an inclusive culture that embraces and encourages diversity. Our employees’ differences in age, color, disability, ethnicity, family or marital status, gender identity or expression, language, national origin, physical and mental ability, political affiliation, race, religion, sexual orientation, socio-economic status, veteran status, and other characteristics that make our employees unique. We strive to ensure that all employees have opportunities to develop the skills they need to grow and excel in their fields. Human capital management is a priority for our executives and Board of Directors, and we are committed to identifying and developing the talent necessary for our long-term success. We have a talent and succession planning process and have established programs to support the development of our talent pipeline for critical roles in our organization. We conduct an annual review with human resources and the departmental leadership teams, focusing on high performing and high potential talent, diverse talent and succession for our critical roles.
We also recognize that it is important to develop our future leaders. We provide a variety of resources to help our employees build and develop their skills, including an internal leadership development class, online development resources, mentorship, as well as individual development opportunities and projects for key talent as well as opportunities for career advancement. Additionally, we have leadership development resources for our future leaders as they continue to develop their skills.
We also foster a strong corporate culture that promotes high standards of ethics and compliance for our business, including policies that set forth principles to guide employee, officer, director, and vendor conduct, such as our Code of Business Conduct and Ethics. We also maintain a whistleblower policy and anonymous hotline for the confidential reporting of any suspected policy violations or unethical business conduct on the part of our employees, officers, directors, or vendors. All staff members are also required to complete anti-harassment training.

As of May 23, 2023 we had 302 full time employees, including: 137 in customer care; 15 in marketing; 48 in fulfillment and purchasing; 62 in our pharmacy; 17 in information technology and 15 in accounting/human resources. None of our employees are represented by a labor union or governed by any collective bargaining agreements. We consider relations with our employees to be good. The majority of our employees work at our Delray Beach, Florida headquarters and distribution center, and approximately 78 employees work at the office and distribution center in New York that we acquired as a part of the PetCareRx acquisition. Many of our personnel are currently working remotely or in a hybrid work model. We believe that this helps provide a differentiator in this competitive labor market.
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

We offer our employees a wide array and highly competitive benefits such as life and health (medical, dental, and vision) insurance, medical and dependent care flexible spending accounts, paid time off (including gender neutral parental leave) and retirement benefits, as well as emotional well-being services through our health insurance program.
We offer competitive compensation packages to attract and retain the best people, and we help care for our people so they can focus on our mission. Our employees' total compensation package includes competitive salary, bonuses or sales commissions, and/or equity. We generally offer annual equity grants to the majority of full-time exempt employees. Having compensation tied to annual equity grants helps ensure that our employees will be committed to the Company’s long-term growth and success. We conduct annual pay equity analysis and continue to be committed to pay equity.comp isn't really tied to equity grants, it just includes them.
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
Regulatory Risks

We may inadvertently fail to comply with various state or federal regulations covering our pet health business, including the dispensing of prescription pet medications which may subject us to reprimands, sanctions, probations, fines, suspensions, or the loss of one or more of our pharmacy licenses.

Our pet health business, which includes the sale and delivery of prescription pet medications is generally governed by state laws and state regulations, and with respect to controlled substances, also by federal law. Governmental authorities that regulate our business have broad latitude to make, interpret, and enforce the laws and regulations that govern us. Since our pharmacy is located in the State of Florida, the Company is governed by the laws and regulations of the State of Florida. Each prescription pet medication sale we make is likely also to be covered by the laws of the state where the customer is located. The laws and regulations relating to the sale and delivery of prescription pet medications vary from state to state, but generally require that prescription pet medications be dispensed with the authorization from a prescribing veterinarian. Our current home-state license with the Florida Board of Pharmacy is valid until February 28, 2025, and PetCareRx’s home-state license in the State of New York is valid until April 30, 2025, and there is no guarantee that we will be able to renew such licenses when required. To the extent that we are unable to maintain our license as a community pharmacy with the Florida Board of Pharmacy (and to the extent we are unable to maintain PetCareRx’s license in New York), or if we do not maintain the licenses granted by other state boards, or if we become subject to actions by the FDA, or other enforcement regulators, our dispensing of prescription medications to pet owners could cease, which could have a material adverse effect on our operations.

The expansion of our business into the offer and sale of pet insurance products will also subject us to additional laws and regulations regarding those activities, including registering as an insurance distributor in states in which we offer and sell the Pumpkin co-branded pet insurance products and otherwise complying with state and federal laws relating to the sale and distribution of insurance products.
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

Our current product line contains approximately 15,000 SKUs including the SKUs acquired in our acquisition of PetCareRx. A significant portion of PetMeds sales is attributable to products representing approximately 100 SKUs, including the most popular flea and tick, and heartworm preventative brands. We need to properly manage our inventory to provide an adequate supply of these products and avoid excessive inventory of the products representing the balance of the SKUs. We generally place orders for products with our suppliers based upon our internal estimates of the amounts of inventory we will need to fill future orders. These estimates may be significantly different from the actual orders we receive.
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

Resistance from veterinarians to authorize prescriptions, or attempts or efforts by veterinarians to discourage pet owners from purchasing from us could cause our sales to decrease and could materially adversely affect our financial condition and results of operations.
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

The laws and regulations relating to the sale and delivery of prescription pet medications vary from state to state. Although veterinarians in some states are required by law to provide a pet owner with a prescription if medically appropriate, if the number of veterinarians who refuse to authorize prescriptions should increase, or if veterinarians are successful in discouraging pet owners from purchasing from internet mail-order pharmacies, our sales could decrease, and our financial condition and results of operations may be materially adversely affected.
Significant portions of our sales are made to residents of eight states. If we should lose our pharmacy license in one or more of these states, our financial condition and results of operations would be materially adversely affected.
While we ship pet medications to customers in all 50 states, approximately 50% of our sales for the fiscal year ended March 31, 2023, were made to customers located in the states of California, Florida, Texas, New York, Pennsylvania, North Carolina, Georgia, and Virginia. If for any reason our license to operate a pharmacy in one or more of those states should be suspended or revoked, or if it is not renewed, our ability to sell prescription medications to residents of those states would cease and our financial condition and results of operations in future periods would be materially adversely affected.

We have direct buying relationships with all the major pet medication manufacturers and each contractual relationship depends on our compliance with each respective manufacturer’s minimum advertised pricing policies (MAPP).
The Company maintains direct purchasing relationships with all the major pet medication manufacturers. These relationships entitle the Company to buy directly from the manufacturer under the terms and conditions of a purchasing agreement which dictates purchase pricing of inventory and criteria to obtain additional discounts and rebates. The terms of these agreements also require the Company to comply with the manufacturers’ MAPP. Each advertisement and/or promotion of a product below the MAPP price, should they occur, would be a violation of the policy. This policy applies to all advertisements of products in all media including, without limitation, flyers, posters, coupons, mailers, inserts, newspapers, magazines, on-line catalogs, mail order catalogs, public signage and all Internet or similar electronic media, television, radio and public signage, including websites, email newsletters, forums, and auction sites.
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
We have direct purchasing relationships with all of the major pet medication manufacturers, from the majority of which we purchase significant quantities of pet medication products.. We do maintain annual purchasing contracts with these major manufacturers. While we believe that our supplier relationships are good, a supplier could discontinue selling to us at any time. The loss of any of our key suppliers of pet medications offered by us would have a negative impact on our business, financial condition, and results of operations.
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

The quality of our customer service and support is important to our customers, and if we fail to provide adequate levels of customer service and support, we could lose customers, which would harm our business.

We believe that a high level of customer care and support is critical in retaining and expanding our customer base. Although our customer care representatives participate in ongoing training programs on a variety of topics, such as product knowledge, computer usage, customer service tips, and the relationship between our Company and veterinarians, any perceived or actual decline in our customer-service response times or in the quality of our customer care representatives, even if episodic or temporary, could hurt our business. If customers perceive that our customer care and support does not compare favorably to our competitors, then we may lose customers to such competitors.

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
Our Internet addresses, www.1800petmeds.com, www.1888petmeds.com, www.petmedexpress.com, www.petmed.com, www.petmeds.com, www.petmeds.pharmacy, www.petmed.pharmacy, www.1800petmeds.pharmacy, and petcarerx.com, are critical to our brand recognition and our overall success. If we are unable to protect these Internet addresses, our competitors could capitalize on our brand recognition. There may be similar Internet addresses used by competitors. Governmental agencies and their designees generally regulate the acquisition and maintenance of Internet addresses. The regulation of Internet addresses in the United States and in foreign countries has changed and may undergo further change in the near future. Furthermore, the relationship between regulations governing Internet addresses and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may not be able to protect our own Internet addresses or prevent third parties from acquiring Internet addresses that are confusingly similar to, infringe upon, or otherwise decrease the value of our Internet addresses.

Since most of our operations are housed in a single location, we are more susceptible to a business interruption in the event of damage to, or disruptions in, our facility, particularly with respect to extreme weather events.

Our headquarters and principal distribution center are currently located in one location in South Florida, and most of our shipments of products to our customers are made from this primary distribution center. Because we consolidate our operations in one location, we are more susceptible to power and equipment failures, and business interruptions in the event of fires, floods, and other natural disasters than if we had additional locations. Furthermore, because we are located in South Florida, which is a hurricane-sensitive area and is susceptible to sea-level rise, we are particularly susceptible to the risk of damage to, or total destruction of, our headquarters and distribution center and surrounding transportation infrastructure caused by a hurricane or rising sea levels. Additionally, recent intense weather conditions may cause property insurance premiums to significantly increase in the future. We recognize that the frequency and intensity of extreme weather events, sea-level rise, and other climatic changes may continue to increase and, as a result, our exposure to these events may increase.

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
A failure or misuse of our information systems and customer-facing technology systems, including our online payment methods, could adversely affect our results of operations, expose us to third-party claims, or increase our exposure to fraud and other risks.
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

Further, we currently accept payments using a variety of different payment methods which may subject us to additional regulations and compliance requirements, and may also increase our exposure to fraud, criminal activity, and other risks. In the future, as technology develops and we begin to offer new payment options to consumers, including by integrating emerging mobile and other payment methods, we may be subject to additional regulations, compliance requirements, or fraud. If we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card payments from consumers or facilitate other types of online payments. If any of these events were to occur, our business, financial condition, and results of operations could be materially and adversely affected.

Our failure or the failure of third-party service providers to protect our website, networks, and systems against cybersecurity incidents, or otherwise to protect our confidential information, could damage our reputation and brand and substantially harm our business, financial condition, and results of operations.

As a result of our services being web based, we collect, process, transmit and store large amounts of data about our customers, employees, suppliers and others, including credit card information and personally identifiable information, as well as other confidential and proprietary information. We also employ third-party service providers for a variety of reasons, including storing, processing and transmitting proprietary, personal and confidential information on our behalf. While we rely on tokenization solutions licensed from third parties in an effort to securely transmit confidential and sensitive information, including credit card numbers, advances in computer capabilities, new technological discoveries or other developments may result in the whole or partial failure of these solutions to protect confidential and sensitive information from being breached or compromised. Similarly, our security measures, and those of our third-party service providers, may not detect or prevent all attempts to hack our systems or those of our third-party service providers. Distributed Denial-of-Service ("DDoS") attacks, viruses, malicious software, break-ins, phishing attacks, ransomware, social engineering, security breaches or other cybersecurity incidents and similar disruptions that may jeopardize the security of information stored in or transmitted by our website, networks and systems or that we or our third-party service providers otherwise maintain, including payment card systems, may subject us to fines or higher transaction fees or limit or terminate our access to certain payment methods. We and our service providers may not anticipate or prevent all types of attacks until after they have already been launched, and techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers. In addition, cybersecurity incidents can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships.

Breaches of our security measures or those of our third-party service providers or any cybersecurity incident could result in unauthorized access to our website, networks and systems; unauthorized access to and misappropriation of consumer and/or employee information, including personally identifiable information, or other confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our website, networks or systems; deletion or modification of content or the display of unauthorized content on our website; interruption, disruption or malfunction of operations; costs relating to cybersecurity incident remediation, deployment of additional personnel and protection technologies, response to governmental investigations and media inquiries and coverage; engagement of third party experts and consultants; litigation, regulatory action and other potential liabilities. If any of these cybersecurity incidents occur, or there is a public perception that we, or our third-party service providers, have suffered such a breach, our reputation and brand could also be damaged and we could be required to expend significant capital and other resources to alleviate problems caused by such cybersecurity incidents. As a consequence, our business could be materially and adversely affected and we could also be exposed to litigation and regulatory action and possible liability. In addition, any party who is able to illicitly obtain a customer’s password could access the customer’s transaction data or personal information. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data security and other laws, and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition, and results of operations.

The costs of mitigating cybersecurity risks are significant and are likely to increase in the future. These costs include, but are not limited to, retaining the services of cybersecurity providers; compliance costs arising out of existing and future cybersecurity, data protection and privacy laws and regulations; and costs related to maintaining redundant networks, data backups and other damage-mitigation measures.

We do not carry cyber insurance, which may expose us to certain potential losses for damages or result in penalization with fines in an amount exceeding our resources.

Our migration of data and systems to a new information technology platform may disrupt our operations.

As an established web-based seller of pet products, we rely on a combination of legacy public-facing websites, internal applications and services, and back-end business intelligence systems. We are in the process of migrating and upgrading many of our platforms and applications to more modular, web-based and SaaS systems. If we are not able to realize the anticipated benefits of our migration to this new infrastructure, our business could be harmed. There may be unforeseen issues as a result of these migrations that may cause disruptions to the availability of our products due to service outages, downtime or other similar issues that could harm our business. We also may be subject to additional risk of cybersecurity breaches or other improper access to our data or confidential information following our migration to these new computing platforms. In addition, our new platforms may operate differently than anticipated when introduced or when new versions or enhancements are released. As we increase our reliance on our systems, our exposure to damage from service interruptions may increase. Further, our transition could involve significant time and expense and could negatively impact our ability to deliver our products and services, which could harm our financial condition and results of operations.

Our marketing, e-commerce, and other business activities are subject to a variety of federal and state laws and regulations relating to privacy, data protection, marketing and advertising and consumer protection, many of which may evolve or expand beyond their current scope, and our failure to comply with this complex set of evolving laws and regulations could adversely affect our business, financial condition, and results of operations.

We collect, maintain, use, and share personal information provided to us through our various marketing activities, including email and social media marketing and postal mailings, as well as other consumer, employee, and business-to-business interactions, in order to provide a better experience for our customers, employees, and vendors. Our current and future marketing and advertising practices depend on our ability to collect, maintain, use, and share this personal information with certain service providers and other third-party vendors, and we are subject to various federal and state laws and regulations that govern such marketing and advertising practices. In addition, we also collect, store, and transmit employees’ health information for certain reasons, such as administering employee benefits; accommodating disabilities and injuries; complying with public health requirements; and maintaining employee safety in the workplace.

Laws and regulations relating to privacy, data protection, cybersecurity, marketing and advertising, and consumer protection are evolving and subject to potentially differing interpretations. While we strive to comply with all such regulations and believe that we are good stewards of our customers’ data, this area is rapidly evolving, and it is possible that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. If so, we may be subject to proceedings or actions against us by governmental entities or others, and we may suffer damage to our reputation as a result of such proceedings or actions. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy, data protection, cybersecurity or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.

Federal and state governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. The U.S. government and state governments have enacted, have considered or are considering enacting, legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. The regulation of the use of these cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms and consequently, materially and adversely affect our business, financial condition, and results of operations.

In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, cybersecurity, consumer protection, and advertising. For example, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective on January 1, 2020. The CCPA requires companies that process information of California residents to make new disclosures to consumers about their data collection, use and sharing practices, and allows consumers to opt out of selling their data to third parties and provides a new cause of action for data breaches. Further, on November 3, 2020, the California Privacy Rights Act (the “CPRA”) was voted into law by California residents. The CPRA significantly amends the CCPA, and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which could result in increased regulatory scrutiny of businesses conducting activities in California in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA went into effect on January 1, 2023, and will be enforced effective from July 1, 2023. Other states in which we operate have also enacted laws similar to CPRA and similar laws have been proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging. Additionally, the Federal Trade Commission (the “FTC”) and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. Consumer protection laws require us to publish statements that describe how we handle personal data and choices individuals may have about the way we handle their personal data. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Further, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal data secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. Each of these privacy, security, and data protection laws and regulations, and any other such changes or new laws or regulations, could impose significant limitations, require changes to our business, impose fines and other penalties or restrict our use or storage of personal information, which may increase our compliance expenses and make our business more costly or less efficient to conduct. Any such changes could compromise our ability to develop an adequate marketing strategy and pursue our growth strategy effectively, which, in turn, could adversely affect our business, financial condition, and results of operations.

We face the risk of litigation resulting from unauthorized text messages sent in violation of the Telephone Consumer Protection Act.

We send short message service, or SMS, text messages to customers and job candidates. The actual or perceived improper sending of text messages may subject us to potential risks, including liabilities or claims relating to consumer protection laws. For example, the Telephone Consumer Protection Act of 1991, a federal statute that protects consumers from unwanted telephone calls, faxes, and text messages, restricts telemarketing and the use of automated SMS text messages without proper consent. Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. Federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, form of consents we obtain, or our SMS texting practices are not adequate or violate applicable law, resulting in civil claims against

us. While we strive to comply with all applicable laws and regulations, the scope and interpretation of the laws that are or may be applicable to the delivery of text messages are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations, we could face direct liability, could be required to change some portions of our business model, or could face negative publicity, and our business, financial condition, and results of operations could be adversely affected as a result. Even an unsuccessful challenge of our SMS texting practices by our customers, regulatory authorities, or other third parties could result in negative publicity and could require a costly response from and defense by us.
Our operating results are difficult to predict and may fluctuate, and a portion of our sales are seasonal.
Factors that may cause our operating results to fluctuate include:
•Our ability to obtain new customers at a reasonable cost, retain existing customers, or encourage reorders;
•Our ability to increase the number of visitors to our website, or our ability to convert visitors to our website into customers;
•The mix of medications and other pet products sold by us;
•Our ability to manage inventory levels or obtain an adequate supply of products;
•Our ability to adequately maintain, upgrade, and develop our website, the systems that we use to process customers’ orders and payments, or our computer network;
•Increased competition within our market niche;
•Price competition;
•New products introduced to the market, including generics;
•Increases in the cost of advertising;
•The amount and timing of operating costs and capital expenditures relating to expansion of our product line or operations;
•Potential disruption to the distribution network;
•Disruption of our toll-free telephone service, technical difficulties, or systems and Internet outages or slowdowns;
•The impact of further outbreaks of COVID-19, and any future similar outbreak, on our business operations and generally on the economy, including the measures taken by governmental authorities to address it; and
•Unfavorable general economic trends.
Because of the seasonality of our business, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. The majority of our product sales are affected by the seasons, due to the seasonality of mainly flea, tick, and heartworm medications. For the quarters ended June 30, 2022, September 30, 2022, December 30, 2022, and March 31, 2023, Company sales were 27%, 26%, 23%, and 24%, respectively. In addition to the seasonality of our sales, our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, including weather, many of which are out of our control. Any change in one or more of these factors could materially adversely affect our financial condition and results of operations in future periods.
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
We have grown, and continue to seek to grow our business through acquisitions of, or investments in, new or complementary businesses, facilities, technologies, offerings, or products, or through strategic alliances, and the failure to manage these acquisitions, investments, or other strategic alliances, or to integrate them with our existing business, could have a material adverse effect on us.

During the past 12 months, we acquired one company (PetCareRx) and entered into two strategic partnerships to enable us to offer telehealth services and pet insurance to our customers. We expect that we may in the future consider additional opportunities to acquire or make investments in new or complementary businesses, facilities, technologies, offerings, or products, or enter into other strategic alliances, which may enhance our capabilities, complement our current products and services or expand the breadth of our markets. Acquisitions, investments and other strategic alliances, including our recent acquisition of PetCareRx, involve numerous risks, including:
•problems integrating the acquired business, facilities, technologies or products, including issues maintaining uniform standards, procedures, controls and policies;
•unanticipated costs associated with acquisitions, investments or strategic alliances;
•losses we may incur as a result of declines in the value of an investment or as a result of incorporating an investee’s financial performance into our financial results;
•diversion of management’s attention from our existing business;
•risks associated with entering new markets in which we may have limited or no experience;
•the risks associated with businesses we acquire or invest in, which may differ from or be more significant than the risks our other businesses face;
•potential unknown liabilities associated with a business we acquire or in which we invest; and
•increased legal and accounting compliance costs.

Our ability to successfully grow through strategic transactions depends upon our ability to identify, negotiate, complete and integrate suitable target businesses, facilities, technologies, products and services. These efforts could be expensive and time-consuming and may disrupt our ongoing business and prevent management from focusing on our operations. Also, our acquisitions may not result in the benefits or growth originally anticipated from such acquisitions. As a result of future strategic transactions, we might need to issue additional equity securities, spend our cash, or incur debt (which may only be available on unfavorable terms, if at all) or contingent liabilities, any of which could reduce our profitability and harm our business. If we are unable to identify suitable acquisitions, investments or strategic relationships, or if we are unable to integrate any acquired businesses, facilities, technologies, offerings and products effectively, our business, financial condition, and results of operations could be materially and adversely affected. Also, while we employ several different methodologies to assess potential business opportunities, the new businesses or investments may not meet or exceed our expectations or desired objectives.

The market for pet telemedicine is immature and uncertain. If the telemedicine market does not develop, develops more slowly than we expect, or encounters negative publicity, or if our approach does not achieve a high level of customer acceptance, the growth and results of our partnership with Vetster may be adversely affected which could result in an impairment of our investment..

The pet telehealth market is, in general, immature and uncertain. It is uncertain whether the telemedicine market and our approach to pet telehealth with Vetster will achieve and sustain high levels of demand, consumer acceptance and market adoption. The COVID-19 pandemic increased acceptance and utilization of telemedicine services, but it is uncertain whether such increase in demand will continue.

Demand for pet telemedicine and telehealth services is affected by a number of factors, many of which are beyond our control. Some of these potential factors include:
•market adoption and ongoing usage of pet telehealth and telemedicine services and solutions;
•awareness and adoption of technology in healthcare generally;
•availability of products and services that compete with ours;
•ability to maintain and expand a network of qualified providers;
•ease of adoption and use;
•features and platform experience;
•performance;
•brand;
•security and privacy; and
•pricing.

Our success will depend to a substantial extent on the willingness of our customers to use, and to increase the frequency and extent of their utilization of, our solution being offered in conjunction with Vetster, as well as on our ability to demonstrate the value of pet telehealth and telemedicine to veterinarians and pet owners. Negative publicity concerning the pet telehealth and telemedicine market could limit market acceptance of our solutions and services.

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
Our business could be adversely affected if we fail to implement and maintain effective disclosure controls and procedures and internal control over financial reporting.

In connection with the audit of our financial statements for the fiscal year ending March 31, 2023, we concluded that as of March 31, 2023, our disclosure controls and procedures and our internal control over financial reporting were not effective due to a material weakness relating to [inappropriate] segregation of duties over the preparation, approval and posting of manual journal entries. If we are unable to implement and maintain effective disclosure controls and procedures and remediate the material weaknesses in a timely manner, or if we identify other material weaknesses in the future, our ability to produce accurate and timely financial statements and public reports could be impaired, which could adversely affect our business and financial condition. In addition, investors may lose confidence in our reported information and the market price of our common stock may decline.

Risks Relating to Taxes

Taxing authorities may successfully assert that we should have collected, or in the future should collect, sales and use, value added, or similar taxes, and any such assessments could adversely affect our business, financial condition, and results of operations.

In the past several years, states have adopted laws that attempt to impose tax collection obligations on out-of-state companies. Additionally, the Supreme Court of the United States ("Supreme Court") ruled in South Dakota v. Wayfair, Inc. et al, or Wayfair, that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may adopt, or begin to enforce, laws requiring us to register, calculate, collect, and remit taxes on sales in their jurisdictions. While we currently collect and remit applicable sales taxes to the extent required in all states in which we sell, a successful assertion by one or more states seeking to tax us on sales that occurred in prior tax years, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments or local governments of sales tax collection obligations on out-of-state sellers could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors, and decrease our future sales, which could have a material adverse effect on our business and results of operations. New legislation or regulations, the application of laws and regulations from jurisdictions, or the application of existing laws and regulations to the Internet and commercial online services could similarly result in significant additional taxes on our business. For instance, the Supreme Court’s decision and the enactment and enforcement of laws resulting therefrom could also impact where we are required to file state income taxes. As a result, our effective income tax rate as well as the cost and growth of our business could be materially and adversely affected, which could in turn have a material adverse effect on our financial condition and results of operations. In addition, because the Company’s products and services are available over the Internet, states may claim that the Company is required to do business as a foreign corporation in one or more of those jurisdictions. Failure to qualify as a foreign corporation in a jurisdiction where the Company is required to do so could subject it to taxes and penalties, and such jurisdictions may charge the Company with violations of local laws.
Industry Risks
We face significant competition from veterinarians and online and traditional retailers, as well as challenges from strategic alliances amongst our competitors, and may not be able to compete profitably with them.
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

Product recalls and concerns regarding the safety and quality of the pet products we sell could affect our business.

We are subject to laws and regulations by various federal and state regulatory authorities regarding the safety and quality of the pet products that we sell. We purchase products from various suppliers, one or more of which might not adhere to product safety requirements or our quality control standards, and we may not be able to identify the deficiency before merchandise ships to our customers. All of our suppliers are required to comply with applicable product safety laws, and we are dependent upon them to ensure such compliance. Any issues of product safety or allegations that the products we sell are in violation of governmental regulations, including, but not limited to, issues involving products manufactured in foreign countries or issues of mislabeling or adulteration, could cause those products to be recalled. If our suppliers fail to manufacture or import merchandise that adheres to our quality control standards, product safety requirements, or applicable governmental regulations, our reputation and brand could be damaged, potentially leading to decreased sales or increases in customer litigation against us. If consumers lose confidence in the safety and quality of the food or other products that we sell or in the suppliers that provide such products, then our sales could be adversely affected. Adverse publicity about these types of concerns, even if not valid, may discourage consumers from buying the products we offer, and such publicity cause disruptions with suppliers. The real or perceived sale of contaminated food products by us could result in product liability claims against our suppliers or us, expose us or our suppliers to governmental enforcement action or private litigation, or lead to costly recalls and a loss of consumer confidence, any of which could have an adverse effect on our business, financial condition, and results of operations. We may also in the future voluntarily recall or withdraw products that we consider do not meet our standards in order to protect our brand and reputation. While we carry product liability insurance, our insurance may not be adequate to cover all liabilities that we may incur in connection with product liability claims. In addition, we may be unable to continue to maintain our existing insurance coverage or obtain comparable insurance at a reasonable cost, if at all, or secure additional coverage, which may result in future product liability claims being uninsured. Any of these factors could negatively impact our business, financial condition, and results of operations.

Pandemics or other health crises, such as the possible resurgence of the COVID-19 pandemic, may adversely affect our results of operations.

The outbreak and global spread of the COVID-19 pandemic, including the spread of recent variants, and related containment efforts created, and may continue to contribute to, significant economic disruption in the United States and around the world. A resurgence of the COVID-19 pandemic, variations of the COVID-19 virus, or other pandemics could adversely affect our business operations. It is impossible to predict the effect and ultimate impact of the possible resurgence of the COVID-19 pandemic, a variation of the COVID-19 virus, or other pandemic. In response to the COVID-19 pandemic, we implemented working from home where possible and enhanced disinfection and social distancing within our workplace. Future COVID-19 surges or variants, as well as other pandemics, may result in us again encouraging employees to work from home, which could adversely impact costs, operations, and morale, as well as result in consumer privacy, IT security, and fraud concerns.

Governmental lockdowns and other restrictions at the onset of the COVID-19 pandemic negatively impacted, and in the event of a future resurgence or a different pandemic or health crisis may again negatively impact, the operations of and ability to ship from our fulfillment center. Our future results of operations and overall financial performance could be uncertain should a new virus strain of COVID-19, a new pandemic, or other health crisis occur.

Securities Risks
Our stock price fluctuates from time to time and may fall below expectations of securities analysts and investors, and could subject us to litigation, which may result in you suffering a loss on your investment.
The market price of our common stock may fluctuate significantly in response to a number of factors, many of which are out of our control. These factors include: changes in accounting treatments or principles; announcements by our competitors of new products and services offerings; significant contracts, acquisitions, or strategic relationships; additions or departures of key personnel; any future sales of our common stock or other securities; stock market price and volume fluctuations of publicly traded companies; and general political, economic, and market conditions. In some future quarter our operating results may fall below the expectations of securities analysts and investors, which could result in a decrease in the trading price of our common stock. In addition, if the Company fails to meet expectations related to future growth, profitability, dividends, or other market expectations, the price of the Company’s common stock may decline significantly, which could have a material adverse impact on investor confidence and employee retention. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources, which could seriously harm our business and operating results.
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
We have paid regular dividends to our shareholders since 2009, any such determination to pay dividends and the amounts thereof will be at the discretion of the Board and will be dependent on then-existing conditions, including our financial condition, income, legal requirements, including limitations under Florida law, and other factors the Board deems relevant. The Board has previously decided, and may in the future decide, in its sole discretion, to change the amount or frequency of dividends or discontinue the payment of dividends entirely. For example, the Board may determine to reserve and/or utilize cash resources that would otherwise be available for distributions in order to fund additional strategic transactions or investments in our business. For these reasons, shareholders should not rely on dividends to receive a return on investment. Accordingly, realization of any gain on shares of our common stock may depend solely on the appreciation of the price of our common stock, which may not occur.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
We own our facilities, including our principal executive offices and distribution center, which are located at 420 South Congress Avenue, Delray Beach, Florida 33445 (the “Delray Beach Property”). The Delray Beach Property consists of approximately 634,000 square feet of land or 14.6 acres with two building complexes totaling approximately 185,000 square feet, with additional land for future use. The first building complex consists of approximately 125,000 square feet and the second building complex consists of approximately 60,000 square feet each consisting of both office and warehouse space. The Company occupies approximately 97,000 square feet of the first building for its principal offices and distribution center. As of March 31, 2023, 48% of the Property was leased to two tenants with a remaining weighted average lease term of 2 years. We believe that our facilities are sufficient for our current needs and are in good condition in all material respects.

In connection with our acquisition of PetCareRx, in April 2023 we assumed the leases of two buildings occupied by PetCareRx located in Lynbrook, New York. These facilities, which aggregate approximately 35,000 square feet, are used by PetCareRx as a shipping and fulfillment center and as an executive office. The leases expire in April 2027 and include the option to renew for an additional five years. PetCareRx also has a lease in Brooklyn that it does not occupy and is subleased. This lease expires in May 2024.
ITEM 3. LEGAL PROCEEDINGS

We are involved from time to time in various claims and lawsuits in the ordinary course of business, including claims related to products, product warranties, contracts, employment, intellectual property, consumer protection, pharmacy and other regulatory matters. We have settled complaints that had been filed with various states’ pharmacy boards in the past. There can be no assurances made that other states will not attempt to take similar actions against us in the future. We also initiate litigation to protect our trade or service marks. There can be no assurance that we will be successful in protecting our trade or service marks. In the opinion of management, none of the claims and suits, either individually or in the aggregate, are reasonably likely to have a material adverse effect on our operations or consolidated financial statements. Legal costs related to the above matters are expensed as incurred.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “PETS.”
Holders
There were 134 holders of record of our common stock on May 23, 2023, and approximately 48,300 of our holders are “street name” or beneficial holders, whose shares are held by banks, brokers, or other financial institutions.
Dividend Policy

We have paid cash dividends every quarter since August 2009. For the fiscal years ended March 31, 2023 and 2022, we declared and paid cash dividends totaling $25.3 million ($0.30 per share per quarter) and $24.8 million ($0.30 per share per quarter), respectively.
The Company’s Board of Directors declared a quarterly dividend of $0.30 per share on May 22, 2023. The dividend will be payable on June 12, 2023 to common shareholders of record on June 6, 2023. The declaration and payment of future dividends is discretionary and will be subject to a determination by the Board of Directors each quarter. When considering whether to declare a dividend, our Board of Directors will take into account:

• General economic and business conditions;
• Our financial condition and operating results;
• Our available cash and current and anticipated cash needs;
• Our capital requirements;
• Strategic uses of cash for growth initiatives;
• Contractual, legal, tax and regulatory restrictions on the payment of dividends by us; and
• Such other factors as our Board of Directors may deem relevant.
Issuer Purchases of Equity Securities

The Company has $110.0 million of shares authorized under previously approved share repurchase programs. The share repurchase program does not have an expiration date and is intended to be implemented through purchases made from time to time in either the open market or through private transactions at the Company's discretion, subject to market conditions and other factors, in accordance with SEC requirements. There can be no assurances as to the timing and number of shares that will be repurchased under the share repurchase program, and the Company may modify or discontinue the share repurchase program at any time subject to compliance with applicable regulatory requirements. Shares purchased pursuant to the share repurchase program will either be cancelled or held in the Company's treasury.

During the quarter and fiscal year ended March 31, 2023, the Company did not repurchase any shares of its common stock. As of March 31, 2023, the Company had approximately $28.7 million remaining under the Company’s share repurchase program. Since the inception of the share repurchase program up to March 31, 2023, approximately 6.2 million shares have been repurchased under the program for approximately $81.3 million, averaging approximately $13.15 per share.
Performance Graph
Set forth below is a line graph comparing the five-year cumulative performance of our common stock with the NASDAQ Composite, the Russell 2000, and our SIC Code 5912 (pharmacy peer group) from March 31, 2018, to March 31, 2023. The graph assumes that $100 was invested on March 31, 2018, in each of our Common Stock, the NASDAQ Composite, the Russell 2000, and the SIC Code 5912 (pharmacy peer group). Because we have historically paid dividends on a quarterly basis, the graph assumes that dividends were reinvested. The performance graph and related information below shall not be deemed “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Value of $100 Investment made March 31, 2018
300.00
250.00
200.00
150.00
100.00
50.00
0.00
3/31/2018
3/31/2019
3/31/2020
3/31/2021
3/31/2022
3/31/2023
NASDAQ Composite
SIC Code 5912
Russell 2000
PetMed Express, Inc.

Performance graph data:

	Fiscal Year Ended March 31,
	2018	2019	2020	2021	2022	2023
PetMed Express, Inc.	100.00	56.52	75.15	95.03	72.77	48.61
NASDAQ Composite	100.00	109.43	109.01	187.54	201.33	173.03
SIC Code 5912	100.00	107.33	97.87	150.44	171.55	155.60
Russell 2000	100.00	100.67	75.39	145.19	135.35	117.85
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2015 Outside Director Equity Compensation Restricted Stock Plan, 2016

Employee Equity Compensation Restricted Stock Plan and 2022 Employee Equity Compensation Restricted Stock Plan as of March 31, 2023:
EQUITY COMPENSATION PLAN INFORMATION
(In thousands)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

2015 Outside Director Equity Compensation Restricted Stock Plan	69	—	502	(1)

2016 Employee Equity Compensation Restricted Stock Plan	684	—	40

2022 Employee Equity Compensation Restricted Stock Plan	—	—	1,000

Total	753		1,542
(1)The number of shares of common stock available for issuance under the 2015 Outside Director Equity Compensation Restricted Stock Plan automatically increase on the first trading day of January each calendar year during the term of the 2015 Outside Director Equity Compensation Restricted Stock Plan, by an amount equal to ten percent (10%) of the total number of shares of common stock authorized under the 2015 Outside Director Equity Compensation Restricted Stock Plan.
Recent Sales of Unregistered Securities

On February 3, 2023, we issued 6,000 shares of our common stock to a consultant pursuant to a consulting agreement in exchange for consulting services. The securities were issued in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act as a transaction by an issuer not involving any public offering.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
PetMed Express, Inc. and subsidiaries, d/b/a PetMeds® (the "Company") is a leading nationwide direct-to-consumer pet pharmacy and online provider of prescription and non-prescription medications, food, supplements, supplies and vet services for dogs, cats, and horses. PetMeds markets and sells directly to consumers through its websites, toll-free numbers, and mobile applications. The Company offers consumers an attractive alternative for obtaining pet medications, foods, and supplies in terms of convenience, price, speed of delivery, and valued customer service.
Founded in 1996, the Company's executive headquarters offices are currently located at 420 South Congress Avenue, Delray Beach, Florida 33445, and our telephone number is (561) 526-4444. The Company has a March 31 fiscal year.
Presently, our product line includes approximately 15,000 of the most popular pet medications, health products, and supplies for dogs, cats, and horses.
We market our products through national advertising campaigns which aim to increase the recognition of the “PetMeds” brand name, increase traffic on our website at www.petmeds.com, acquire new customers, and maximize repeat purchases. Approximately 86.4% of all sales were generated via the Internet in fiscal 2023 and 84.2% in fiscal 2022. Our sales consist of products sold mainly to retail consumers. The twelve-month average purchase remained approximately $93 per order for the fiscal years ended March 31, 2023, and March 31, 2022.
Critical Accounting Policies
Our discussion and analysis of our financial condition and the results of our operations contained herein are based upon our consolidated financial statements and the data used to prepare them. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. On an ongoing basis we re-evaluate our judgments and estimates including those related to product returns, bad debts, inventories, and income taxes. We base our estimates and judgments on our historical experience, knowledge of current conditions, and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. Our estimates are guided by observing the following critical accounting policies.
Revenue recognition
We account for revenue under ASC Topic 606 ("Revenue from Contracts with Customers") and generate revenue by selling pet medication products and pet supplies mainly to retail customers. Certain pet supplies offered on our website are drop shipped to customers. We consider ourself the principal in the arrangement because we control the specified good before it is transferred to the customer. Revenue contracts contain one performance obligation, which is delivery of the product; customer care and support is deemed not to be a material right to the contract. The transaction price is adjusted at the date of sale for any applicable sales discounts and an estimate of product returns, which are estimated based on historical patterns, however this is not considered a key judgment. There are no amounts excluded from the variable consideration. Revenue is recognized when control transfers to the customer at the point in time in which the shipment of the product occurs. This key judgment is determined as the shipping point, which represents the point in time where we have a present right to payment, title has transferred to the customer, and the customer has assumed the risks and rewards of ownership.
Outbound shipping and handling fees are an accounting policy election and are included in sales as we consider ourself the principal in the arrangement given responsibility for supplier selection and discretion over pricing. Shipping costs associated with outbound freight after control over a product has transferred to a customer are an accounting policy election and are accounted for as fulfillment costs and are included in cost of sales.

We disaggregate sales in the following two categories: (1) reorder sales vs new order sales, and (2) internet sales vs call center sales. The following table illustrates sales by various classifications:

Year Ended March 31,
Sales (In thousands)	2023	%	2022	%	$ Variance	% Variance

Reorder sales	$232,633	90.6%	$244,505	89.4%	$(11,872)	(4.9)%
New order sales	$24,225	9.4%	$28,912	10.6%	$(4,687)	(16.2)%

Total net sales	$256,858	100.0%	$273,417	100.0%	$(16,559)	(6.1)%

Internet sales	$221,894	86.4%	$230,263	84.2%	$(8,369)	(3.6)%
Call center sales	$34,964	13.6%	$43,154	15.8%	$(8,190)	(19.0)%

Total net sales	$256,858	100.0%	$273,417	100.0%	$(16,559)	(6.1)%

Year Ended March 31,
Sales (In thousands)	2022	%	2021	%	$ Variance	% Variance

Reorder sales	$244,505	89.4%	$263,152	85.1%	$(18,647)	(7.1)%
New order sales	$28,912	10.6%	$46,063	14.9%	$(17,151)	(37.2)%

Total net sales	$273,417	100.0%	$309,215	100.0%	$(35,798)	(11.6)%

Internet sales	$230,263	84.2%	$259,404	83.9%	$(29,141)	(11.2)%
Call center sales	$43,154	15.8%	$49,811	16.1%	$(6,657)	(13.4)%

Total net sales	$273,417	100.0%	$309,215	100.0%	$(35,798)	(11.6)%
Please note that we changed the definition of a new customer on April 1, 2022, to include anyone who has not ordered over the past thirty-six months. The reorder and new order sales amounts for the years ended March 31, 2022, and March 31, 2021 reflect this new customer definition change.
Under the previous definition of a new customer, reorder and new order sales were $250.4 million and $23.0 million, respectively, for the year ended March 31, 2022. Under the previous definition of a new customer, reorder and new order sales were $272.6 million and $36.6 million, respectively, for year ended ended March 31, 2021.
Virtually all of our sales are paid by credit cards and we usually receive the cash settlement in two to three banking days. Credit card sales minimize accounts receivable balances relative to sales. We had no material contract asset or contract liability balances as of March 31, 2023, or March 31, 2022.
We maintain an allowance for doubtful accounts for losses that we estimate will arise from customers’ inability to make required payments, arising from either credit card chargebacks or insufficient funds checks. We determine our estimates of the uncollectability of accounts receivable by analyzing historical bad debts and current economic trends. The allowance for doubtful accounts was approximately $35 thousand and $39 thousand at March 31, 2023 and 2022, respectively.
Valuation of inventory
Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or net realizable value using a weighted average cost method. We write down our inventory for estimated obsolescence. The inventory reserve was approximately $48 thousand and $81 thousand at March 31, 2023 and 2022, respectively.
Advertising
Our advertising expense consists primarily of Internet marketing, direct mail/print, and television advertising. Internet costs are expensed in the month incurred and direct mail/print advertising costs are expensed when the related brochures and postcards are produced, distributed, or superseded. Television advertising costs are expensed as the advertisements are televised.
Accounting for income taxes
We account for income taxes under the provisions of ASC Topic 740 (“Accounting for Income Taxes”), which generally requires recognition of deferred tax assets and liabilities for the expected future tax benefits or consequences of events that have been included in our consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting carrying values and the tax bases of assets and liabilities and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse.

COVID-19 and Other Macroeconomic Factors

The COVID-19 pandemic had a significant impact around the world and has created significant volatility, uncertainty, and economic disruption. It prompted governments and businesses to take unprecedented measures in response. While economies of various countries have rebounded from the global Covid-19 economic shutdown that began in the late first quarter and early second quarter 2020, the impact of the Covid-19 pandemic continued, to varying degrees, in 2022 and continues, to varying degrees, in 2023 due to mounting inflationary cost pressures and potential recession indicators that have now negatively impacted the global economy. We continue to monitor the effects of the pandemic and macroeconomic environment and take appropriate steps to mitigate the impact on our business, employees and financial condition; however, the nature and extent of this impact in future periods remains difficult to predict due to numerous uncertainties outside our control.

Results of Operations
The following should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in our consolidated statements of income:

	Fiscal Year Ended March 31,

	2023	2022	2021
Sales	100.0%	100.0%	100.0%
Cost of sales	72.4	71.4	70.9

Gross profit	27.6	28.6	29.1

Operating expenses:
General and administrative	19.3	11.3	9.1
Advertising	7.6	6.9	7.0
Depreciation	1.4	1.0	0.8
Total operating expenses	28.3	19.2	16.9

(Loss) income from operations	(0.7)	9.4	12.2

Total other income	1.2	0.5	0.5

Income before provision for income taxes	0.5	9.9	12.7

Provision for income taxes	0.5	2.2	2.8

Net income	—%	7.7%	9.9%
Non-GAAP Financial Measures
Adjusted EBITDA
To provide investors and the market with additional information regarding our financial results, we have disclosed (see below) adjusted EBITDA, a non-GAAP financial measure that we calculate as net income excluding share-based compensation expense; depreciation; income tax provision; interest income (expense); and other non-operational expenses. We have provided reconciliations below of adjusted EBITDA to net income, the most directly comparable GAAP financial measures.
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
We believe it is useful to exclude non-cash charges, such as share-based compensation expense, depreciation from our adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. We believe it is useful to exclude income tax provision and interest income (expense), as neither are components of our core business operations. We also believe that it is useful to exclude other expenses, including the investment banking fee related to the Vetster partnership, acquisition costs related to PetCareRx, employee severance and an estimated state sales tax accrual as these items are not indicative of our ongoing operations.

Adjusted EBITDA has limitations as a financial measure, and these non-GAAP measures should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
•Although depreciation is a non-cash charge, the assets being depreciated may have to be replaced in the future and adjusted EBITDA does not reflect capital expenditure requirements for such replacements or for new capital expenditures;
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

The following table presents a reconciliation of net income, the most directly comparable GAAP measure to Adjusted EBITDA for each of the periods indicated:

	Reconciliation of Non-GAAP Measures PetMed Express, Inc.

	Three Months Ended
($ in thousands, except percentages)	March 31, 2023	March 31, 2022	$ Change	% Change

Consolidated Reconciliation of GAAP Net Income to Adjusted EBITDA:

Net (loss) income	$(5,102)	$6,066	$(11,168)	-184%

Add (subtract):
Share-based Compensation	1,630	1,509	121	8%
Income Taxes	(927)	1,368	(2,295)	-168%
Depreciation	994	687	307	45%
Interest Income	(857)	(92)	(765)	832%
Acquisition/Partnership Transactions and Other Items	1,010	—	1,010	n/m
State Sales Tax Accrual	6,900	—	6,900	n/m

Adjusted EBITDA	$3,648	$9,538	$(5,890)	-62%

	Year Ended
($ in thousands, except percentages)	March 31, 2023	March 31, 2022	$ Change	% Change

Consolidated Reconciliation of GAAP Net Income to Adjusted EBITDA:

Net income	$233	$21,100	$(20,867)	-99%

Add (subtract):
Share-based Compensation	6,617	4,549	2,068	45%
Income Taxes	1,351	5,971	(4,620)	-77%
Depreciation	3,546	2,738	808	30%
Interest Income	(2,070)	(335)	(1,735)	518%
Acquisition/Partnership Transactions and Other Items	1,904	—	1,904	n/m
Employee Severance	364	—	364	n/m
State Sales Tax Accrual	7,825	—	7,825	n/m

Adjusted EBITDA	$19,770	$34,023	$(14,253)	-42%

Fiscal 2023 Compared to Fiscal 2022
Sales
Sales decreased by approximately $16.6 million, or 6.1%, to $256.9 million for the fiscal year ended March 31, 2023, from approximately $273.4 million for the fiscal year ended March 31, 2022. The decrease in sales for the fiscal year ended March 31, 2023, was primarily due to the increased cost to acquire new customers and competitive pressures. Sales for fiscal year 2023 were impacted by a much more competitive environment, and a crowded advertising market which had substantially higher advertising costs compared to the same period in the prior year.
We acquired approximately 274,000 new customers for the fiscal year ended March 31, 2023, compared to approximately 325,000 new customers for the same period the prior year. Financial data in the tables below reflects the new 36-month definition of new customers. Prior year new and reorder customers and sales have been recalculated utilizing the new 36-month definition of a new customer (described below). The following chart illustrates sales by various sales classifications:

	Year Ended March 31,
Sales (In thousands)	2023	%	2022	%	$ Variance	% Variance

Reorder sales	$232,633	90.6%	$244,505	89.4%	$(11,872)	-4.9%
New order sales	$24,225	9.4%	$28,912	10.6%	$(4,687)	-16.2%

Total net sales	$256,858	100.0%	$273,417	100.0%	$(16,559)	-6.1%

Internet sales	$221,894	86.4%	$230,263	84.2%	$(8,369)	-3.6%
Call center sales	$34,964	13.6%	$43,154	15.8%	$(8,190)	-19.0%

Total net sales	$256,858	100.0%	$273,417	100.0%	$(16,559)	-6.1%
Please note that we changed the definition of a new customer on April 1, 2022, to include anyone who has not ordered over the past thirty-six months. The reorder and new order sales amounts for the years ended March 31, 2022 reflect this new customer definition change.
Under the previous definition of a new customer, reorder and new order sales were $250.4 million and $23.0 million, respectively, and acquired new customers were approximately 263,000, for the year ended March 31, 2022.
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
We are encouraged by the adoption of our AutoShip program and have seen an increasingly positive trend over the last several quarters since we launched this program. For example, our quarterly AutoShip percentage was 44.4% of net sales for the most recent quarter ended March 31, 2023, up from 30.9% of net sales for the same period last year and up from 42.3% of net sales sequentially in the prior quarter. We have set a goal of generating approximately 50.0% of our PetMeds net sales via the AutoShip program for fiscal 2024.
Going forward sales may be adversely affected due to increased competition and consumers giving more consideration to price. The changes in consumer behavior post pandemic makes future sales somewhat challenging to predict. No guarantees can be made that sales will continue to grow in the future. The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm, and flea and tick medications. For the quarters ended June 30,

September 30, December 31, and March 31 of fiscal year 2023, our sales were approximately 27%, 26%, 23%, and 24%, respectively. For the quarters ended June 30, September 30, December 31, and March 31 of fiscal year 2022, our sales were approximately 29%, 25%, 22%, and 24%, respectively.
Cost of sales
Cost of sales decreased by approximately $9.5 million, or 4.9% to $185.8 million for the fiscal year ended March 31, 2023, from $195.3 million for the fiscal year ended March 31, 2022. The cost of sales decrease can be directly related to the decrease in sales during fiscal year 2023. As a percentage of sales, cost of sales was 72.4% in fiscal year 2023, as compared to 71.4% in fiscal 2022. The cost of sales percentage increase was primarily due to increased per order freight expense.
Gross profit
Gross profit decreased by approximately $7.1 million, or 9.0%, to $71.0 million for the fiscal year ended March 31, 2023, from $78.1 million for the fiscal year ended March 31, 2022. The decrease in gross profit can be directly related to the decrease in sales and an increase in per order freight expense during fiscal 2023. Gross profit as a percentage of sales for fiscal 2023 was 27.6% compared to 28.6% for fiscal 2022. The gross profit and gross profit percentage decreased for the fiscal year ended March 31, 2023 compared to the previous fiscal year.
General and administrative expenses
General and administrative expenses increased by approximately $18.6 million, or 60.5%, to $49.5 million for the fiscal year ended March 31, 2023, from $30.8 million for the fiscal year ended March 31, 2022. The increase in general and administrative expenses for the fiscal year ended March 31, 2023 was due to a $5.8 million increase in payroll expenses, of which $2.1 million is from increased stock compensation and $0.4 million from accrued severance, as well as a $1.9 million increase of professional fees, a $1.0 million increase of software and systems expense, and a $0.2 million increase of other overhead expenses. In addition, general and administrative expenses increased for the fiscal year ended March 31, 2023 due to a $7.8 million sales tax accrual and $1.9 million of acquisition related expenses. General and administrative expenses as a percentage of sales was 19.3% for the fiscal year ended March 31, 2023, compared to 11.3% for the fiscal year ended March 31, 2022. We currently expect general and administrative expense as a percentage of sales to approximate 17.0%, and expect stock compensation expense to approximate $6.4 million, in fiscal 2024.
Advertising expenses
Advertising expenses increased by approximately $0.6 million to $19.4 million for the fiscal year ended March 31, 2023, from $18.8 million for the fiscal year ended March 31, 2022. This increase for the fiscal year ended March 31, 2023, can be attributed to lower advertising COOP dollars and increased agency fees. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $71 for the fiscal year ended March 31, 2023, compared to $58 for the fiscal year ended March 31, 2022, per the new definition of new customers. The increase to customer acquisition costs for the fiscal year ended March 31, 2023, was due to an increase in overall advertising prices and less efficient variable marketing spend. The advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, spending, and price competition. Historically, the advertising environment fluctuates due to supply and demand. A more favorable advertising environment may positively impact future sales, whereas a less favorable advertising environment may negatively impact future sales. As a percentage of sales, advertising expense was 7.6% and 6.9% for the fiscal years ended March 31, 2023, and 2022, respectively. We anticipate advertising as a percentage of sales to be approximately 8.0% for fiscal year 2024. However, the advertising percentage may fluctuate quarter to quarter due to seasonality and advertising availability.
Depreciation
Depreciation expense for the fiscal year ended March 31, 2023, increased to approximately $3.5 million from $2.7 million for the fiscal year ended March 31, 2022. This increase to depreciation expense for the fiscal year ended March 31, 2023 can be attributed to new property and equipment additions in fiscal 2023.

Other income
Other income increased by approximately $1.7 million, to $3.0 million for the fiscal year ended March 31, 2023, from $1.4 million for the fiscal year ended March 31, 2022. The increase was primarily related to additional interest income as a result of higher interest rates. Interest income may decrease in the future as we utilize our cash balances on any quarterly dividend payment, on future investments or partnerships, on our operating activities, if the current interest rate environment changes, or on our share repurchase program, which has approximately $28.7 million remaining as of March 31, 2023.
Provision for income taxes
For the fiscal years ended March 31, 2023 and 2022, we recorded an income tax provision of approximately $1.4 million and $6.0 million, respectively. The decrease to the income tax provision for fiscal 2023 is related to a decrease in operating income compared to fiscal 2022. The effective tax rate for the fiscal year ended March 31, 2023 was approximately 85.3%, compared to approximately 22.1% for the fiscal year ended March 31, 2022. The increase to the effective rate for the fiscal year ended March 31, 2023, can be attributed to one-time non-deductible acquisition costs and non-deductible restricted stock compensation. The state tax rate increased due to continued expansion of operations and associated state income tax filing requirements.
Net income
Net income decreased by approximately $20.9 million, or 98.9%, to approximately $0.2 million for the fiscal year ended March 31, 2023, from approximately $21.1 million for the fiscal year ended March 31, 2022. The decrease to net income was primarily related to a decrease in sales and resulting gross profit, an increase in general and administrative expenses including the sales tax accrual for $7.8 million and $1.9 million related to acquisition related expenses, and an increase in advertising expenses, during the fiscal year.
Fiscal 2022 Compared to Fiscal 2021
Sales
Sales decreased by approximately $35.80 million, or 11.6%, to $273.4 million for the fiscal year ended March 31, 2022, from approximately $309.2 million for the fiscal year ended March 31, 2021. The decrease in sales for the fiscal year ended March 31, 2022 was primarily due to decreased reorder sales and new order sales. Sales for fiscal year 2022 were impacted by a much more competitive environment, and a crowded advertising market which had substantially higher advertising costs compared to the same period in the prior year. Veterinary visits increased during fiscal year 2022, compared to being down during the prior year. We believe the increase in veterinary visits was primarily due to pet owners needing to visit their veterinarian for their pets’annual exam in order to renew their prescriptions, as many veterinarians were closed in the prior year due to the pandemic.

We acquired approximately 325,000 new customers for the fiscal year ended March 31, 2022, compared to approximately 546,000 new customers for the same period the prior year. Financial data in the tables below reflects the new 36-month definition of new customers. Prior year new and reorder customers and sales have been recalculated utilizing the new 36-month definition of a new customer (described below). The following chart illustrates sales by various sales classifications:

	Year Ended March 31,
Sales (In thousands)	2022	%	2021	%	$ Variance	% Variance

Reorder sales	$244,505	89.4%	$263,152	85.1%	$(18,647)	(7.1)%
New order sales	$28,912	10.6%	$46,063	14.9%	$(17,151)	(37.2)%

Total net sales	$273,417	100.0%	$309,215	100.0%	$(35,798)	(11.6)%

Internet sales	$230,263	84.2%	$259,404	83.9%	$(29,141)	(11.2)%
Call center sales	$43,154	15.8%	$49,811	16.1%	$(6,657)	(13.4)%

Total net sales	$273,417	100.0%	$309,215	100.0%	$(35,798)	(11.6)%
Please note that we changed the definition of a new customer on April 1, 2022, to include anyone who has not ordered over the past thirty-six months. The reorder and new order sales amounts for the years ended March 31, 2022 and 2021 reflect this new customer definition change.
Under the previous definition of a new customer, reorder and new order sales were $250.4 million and $23.0 million, respectively, and acquired new customers were approximately 263,000, for the year ended March 31, 2022. Under the previous definition of a new customer, reorder and new order sales were $272.6 million and $36.6 million, respectively, and acquired new customers were approximately 443,000, for the year ended March 31, 2021.
The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm, and flea and tick medications. For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2022, our sales were approximately 29%, 25%, 22%, and 24%, respectively. For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2021, our sales were approximately 31%, 25%, 21%, and 23%, respectively.
Cost of sales
Cost of sales decreased by approximately $23.9 million, or 10.9% to $195.3 million for the fiscal year ended March 31, 2022, from $219.3 million for the fiscal year ended March 31, 2021. The cost of sales increase can be directly related to the increase in sales during fiscal 2022. As a percentage of sales, cost of sales was 71.4% in fiscal 2022, as compared to 70.9% in fiscal 2021. The cost of sales percentage increase was adversely impacted due to the major manufacturers, with whom we have a purchasing relationship, shifting their rebate funding from discounting product costs to more cooperative marketing rebates.
Gross profit
Gross profit decreased by approximately $11.9 million, or 13.2%, to $78.1 million for the fiscal year ended March 31, 2022, from $89.9 million for the fiscal year ended March 31, 2021. The decrease in gross profit can be directly related to the decrease in sales during fiscal 2022. Gross profit as a percentage of sales for fiscal 2022 was 28.6% compared to 29.1% for fiscal 2021. The decrease in the gross profit percentage was adversely impacted due to the major manufacturers, with whom we have a purchasing relationship, shifting their rebate funding from discounting product costs to more cooperative marketing rebates.
General and administrative expenses
General and administrative expenses increased by approximately $2.5 million, or 9.0%, to $30.8 million for the fiscal year ended March 31, 2022 from $28.3 million for the fiscal year ended March 31, 2021. The increase in general and administrative expenses for the fiscal year ended March 31, 2022 was primarily due to the following: a $1.4 million increase in payroll expenses, the majority of which related to increased stock compensation expense; a $989,000 increase in professional fees related to brand and marketing consultation, legal, and investment banking; and a $514,000 increase in other expenses which include property expenses, travel related expense, insurance expense, and other expenses. Partially offsetting the increase was a decrease of $397,000 primarily related to decreased bank service fees due to the decrease in sales. General and administrative expenses as a percentage of sales was 11.3% for the fiscal year ended March 31, 2022, compared to 9.1% for the fiscal year ended March 31, 2021.

Advertising expenses
Advertising expenses decreased by approximately $2.8 million to $18.8 million for the fiscal year ended March 31, 2022, from $21.6 million for the fiscal year ended March 31, 2021. The decrease in advertising expenses for fiscal 2022 was due to receiving increased cooperative marketing funds from product manufacturers to offset our advertising expenses, within the terms of our contractual relationships. Overall advertising spending was flat compared to fiscal 2021, yet total net advertising expenses decreased due to increased cooperative advertising rebates. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $58 for the fiscal year ended March 31, 2022, compared to $40 for the fiscal year ended March 31, 2021. The increase to customer acquisition costs for the fiscal year ended March 31, 2022, was due to an increase in overall advertising prices and a less efficient variable marketing spend. Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, advertising spending, and price competition. Historically, the advertising environment fluctuates due to supply and demand. A more favorable advertising environment may positively impact future sales, whereas a less favorable advertising environment may negatively impact future sales. As a percentage of sales, advertising expense was 6.9% and 7.0% for the fiscal years ended March 31, 2022, and 2021, respectively. However, the advertising percentage may fluctuate quarter to quarter due to seasonality and advertising availability.
Depreciation
Depreciation expense for the fiscal year ended March 31, 2022 increased slightly to approximately $2.7 million from $2.4 million for the fiscal year ended March 31, 2021. This increase to depreciation expense for the fiscal year ended March 31, 2022 can be attributed to new property and equipment additions in fiscal 2022.
Other income
Other income decreased by approximately $0.3 million to $1.4 million for the fiscal year ended March 31, 2022, from $1.6 million for the fiscal year ended March 31, 2021. The decrease was related to a reduction in advertising income in fiscal 2022. Interest income was flat compared to the prior year. Interest income may decrease in the future as we utilize our cash balances on its share repurchase plan, with approximately $28.7 million remaining as of March 31, 2022, on any quarterly dividend payment, on future investment/partnerships, or on its operating activities.
Provision for income taxes
For the fiscal years ended March 31, 2022 and 2021, we recorded an income tax provision of approximately $6.0 million and $8.6 million, respectively. The decrease to the income tax provision for fiscal 2022 is related to a decrease in operating income compared to fiscal 2021. The effective tax rate for the fiscal years ended March 31, 2022 and 2021 were 22.1% and 22.0%, respectively. The slight increase to the effective rate for the fiscal year ended March 31, 2022, can be attributed to receiving more one-time tax benefits in fiscal 2021 than in fiscal 2022 The one-time tax benefits received in fiscal 2021 included a one-time state income tax refund of $285,000 in the June 2020 quarter and a $135,000 income tax benefit related to restricted stock compensation in the September 2020 and March 2021 quarters. This compared to a $196,000 one-time state income tax refund and a $131,000 benefit due to a state rate reduction in the March 2022 quarter.
Net income
Net income decreased by approximately $9.5 million, or 31%, to approximately $21.1 million for the fiscal year ended March 31, 2022 from approximately $30.6 million for the fiscal year ended March 31, 2021. The decrease to net income was primarily related to a decrease in sales and resulting gross profit, and an increase in general and administrative expenses, partially offset by a decrease in advertising expenses, during the fiscal year.

Liquidity and Capital Resources
Our working capital at March 31, 2023 and 2022 was approximately $95.0 million and approximately $117.8 million, respectively. The $22.8 million decrease in working capital was primarily attributable to a decrease in income generated by operations and the use of cash to fund both the $5 million investment in the Vetster partnership and infrastructure and $5.3 million of property and equipment additions. Net cash provided by operating activities was $27.8 million and $18.5 million for the fiscal years ended March 31, 2023 and 2022, respectively. This change is due to a net increase in accounts payable and accrued expenses, and a decrease in inventory due to changes in our inventory practices in the fiscal year ended March 31, 2023, partially offset by lower net income. Net cash used in investing activities was $10.3 million and $1.8 million for the fiscal years ended March 31, 2023 and 2022, respectively. This change in investing activities is related to the investment in the Vetster partnership and and higher levels of property and equipment additions including web development improvements acquired in fiscal 2023. Net cash used in financing activities was $24.5 million and $24.4 million for the fiscal years ended March 31, 2023 and 2022, respectively, due to the payment of an aggregate $1.20 per share dividend in each fiscal year.
As of March 31, 2023, we had approximately $28.7 million remaining under our share repurchase program. On May 22, 2023, our Board of Directors declared a $0.30 per share dividend, with a June 6, 2023 record date and a June 12, 2023 payment date. ~~up~~ The declaration and payment of future dividends is discretionary and will be subject to a determination by the Board of Directors each quarter. When considering whether to declare a dividend, our Board of Directors will take into account:

• General economic and business conditions;
• Our financial condition and operating results;
• Our available cash and current and anticipated cash needs;
• Our capital requirements;
• Strategic uses of cash for growth initiatives;
• Contractual, legal, tax and regulatory restrictions on the payment of dividends by us; and
• Such other factors as our Board of Directors may deem relevant.
On April 3, 2023, we closed on our acquisition of PetCareRx for aggregate cash consideration of approximately $36.0 million. At March 31, 2023 we had no other material outstanding purchase or lease commitments. We are not currently bound by any long- or short-term agreements for the purchase or lease of property and equipment. Any material amounts expended for property and equipment would be the result of an increase in the capacity needed to adequately provide for any future increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Our primary source of working capital is cash from operations. We presently have no need for alternative sources of working capital and have no commitments.

In addition to the foregoing, the Company cannot predict the long-term impact on its development timelines, revenue levels and its liquidity due to the worldwide spread of COVID-19 and other macroeconomic factors, including inflationary cost pressures and potential recession indicators. Based upon the Company’s current assessment, it does not expect the impact of the COVID-19 pandemic effects and other macroeconomic factors to materially impact the Company’s operations. However, the Company is continuing to assess the impact that the continuing spread of COVID-19 and other macroeconomic factors may have on its operations.

Recent Accounting Pronouncements
Other than disclosures included in Note 1 of the Consolidated Financial Statements, which are incorporated by reference as if fully set forth herein, we do not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on our consolidated financial position, results of operations, or cash flows.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and cash equivalents. At March 31, 2023, we had $104.1 million in cash and cash equivalents, and the majority of our cash and cash equivalents generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and cash equivalents. It would also impact the market value of our cash and cash equivalents. Our cash and cash equivalents are subject to market risk, primarily interest rate and credit risk. Our cash and cash equivalents are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors.

Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by maintaining cash in federally-insured bank deposit accounts and restricting cash equivalents to highly-liquid investments with a maturities of three months or less. We do not hold any derivative financial instruments that could expose us to significant market risk. At March 31, 2023, we had no debt obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PETMED EXPRESS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of PetMed Express, Inc. and subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PetMed Express, Inc. and its subsidiaries (the Company) as of March 31, 2023 and 2022, the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s and subsidiaries' internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated May 23, 2023 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 .
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
Fort Lauderdale, Florida
May 23, 2023

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for per share amounts)

	March 31, 2023	March 31, 2022
ASSETS

Current assets:
Cash and cash equivalents	$104,086	$111,080
Accounts receivable, less allowance for doubtful accounts of $35 and $39, respectively	1,740	1,913
Inventories - finished goods	19,023	32,455
Prepaid expenses and other current assets	4,719	4,866
Prepaid income taxes	1,883	681

Total current assets	131,451	150,995

Noncurrent assets:
Property and equipment, net	26,178	24,464
Intangible and other assets	5,860	860
Deferred tax assets	628	–

Total noncurrent assets	32,666	25,324

Total assets	$164,117	$176,319

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$25,208	$27,500
Accrued expenses and other current liabilities	11,289	5,697

Total current liabilities	36,497	33,197

Deferred tax liabilities	–	936
Other long-term liabilities	3,825	–

Total liabilities	40,322	34,133

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 5,000 shares authorized; 3 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized; 21,084 and 20,979 shares issued and outstanding, respectively	21	21
Additional paid-in capital	18,277	11,660
Retained earnings	105,488	130,496

Total shareholders' equity	123,795	142,186

Total liabilities and shareholders' equity	$164,117	$176,319
See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for per share amounts)

	Year Ended March 31,
	2023	2022	2021

Sales	$256,858	$273,417	$309,215
Cost of sales	185,844	195,341	219,267

Gross profit	71,014	78,076	89,948

Operating expenses:
General and administrative	49,474	30,829	28,293
Advertising	19,424	18,799	21,641
Depreciation	3,546	2,738	2,427
Total operating expenses	72,444	52,366	52,361

(Loss) income from operations	(1,430)	25,710	37,587

Other income:
Interest income, net	2,070	335	314
Other, net	944	1,026	1,315
Total other income	3,014	1,361	1,629

Income before provision for income taxes	1,584	27,071	39,216

Provision for income taxes	1,351	5,971	8,613

Net income	$233	$21,100	$30,603

Net income per common share:
Basic	$0.01	$1.05	$1.53
Diluted	$0.01	$1.04	$1.52

Weighted average number of common shares outstanding:
Basic	20,275	20,176	20,060
Diluted	20,339	20,358	20,119

Cash dividends declared per common share	$1.20	$1.20	$1.12
See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended March 31, 2021, March 31, 2022, and March 31, 2023
(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amounts	Shares	Amounts

Balance, March 31, 2020	3	$9	20,166	$20	$3,804	$126,177	$130,010

Issuance of restricted stock, net	–	–	103	–	–	–	–

Share based compensation	–	–	–	–	3,307	–	3,307

Dividends declared	–	–	–	–	–	(22,639)	(22,639)

Net income	–	–	–	–	–	30,603	30,603

Balance, March 31, 2021	3	9	20,269	20	7,111	134,141	141,281

Issuance of restricted stock, net	–	–	710	1	–	–	1

Share based compensation	–	–	–	–	4,549	–	4,549

Dividends declared	–	–	–	–	–	(24,745)	(24,745)

Net income	–	–	–	–	–	21,100	21,100

Balance, March 31, 2022	3	9	20,979	21	11,660	130,496	142,186

Issuance of restricted stock, net	–	–	105	–	–	–	–

Share based compensation	–	–	–	–	6,617	–	6,617

Dividends declared	–	–	–	–	–	(25,241)	(25,241)

Net income	–	–	–	–	–	233	233

Balance, March 31, 2023	3	$9	21,084	$21	$18,277	$105,488	$123,795
See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$233	$21,100	$30,603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,546	2,738	2,427
Share based compensation	6,617	4,549	3,307
Deferred income taxes	(1,564)	(345)	311
Bad debt expense	214	165	130
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Accounts receivable	(41)	509	1,126
Inventories - finished goods	13,432	1,965	(16,536)
Prepaid income taxes	(1,202)	278	(959)
Prepaid expenses and other current assets	147	(363)	(974)
Accounts payable	(2,292)	(12,048)	19,890
Accrued expenses and other current liabilities	8,713	(50)	1,221
Income taxes payable	–	–	(471)
Net cash provided by operating activities	27,803	18,498	40,075

Cash flows from investing activities:
Purchase of minority interest investment in Vetster	(5,000)	–	–
Purchases of property and equipment	(5,260)	(1,752)	(2,432)
Net cash used in investing activities	(10,260)	(1,752)	(2,432)

Cash flows from financing activities:
Dividends paid	(24,537)	(24,384)	(22,687)
Net cash used in financing activities	(24,537)	(24,384)	(22,687)

Net (decrease) increase in cash and cash equivalents	(6,994)	(7,638)	14,956

Cash and cash equivalents, at beginning of year	111,080	118,718	103,762

Cash and cash equivalents, at end of year	$104,086	$111,080	$118,718

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$4,312	$6,085	$10,018

Dividends payable in accrued expenses	$1,262	$558	$198
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)    Summary of Significant Accounting Policies
Organization
PetMed Express, Inc. and subsidiaries, d/b/a PetMeds® (collectively, the "Company"), is a leading nationwide direct-to-consumer pet pharmacy and online provider of prescription and non-prescription medications, food, supplements, supplies and vet services for dogs, cats, and horses. The Company markets and sells directly to consumers through its websites, toll-free numbers, and mobile applications. The Company offers consumers an attractive alternative for obtaining pet medications, foods, and supplies in terms of convenience, price, speed of delivery, and valued customer service.
Founded in 1996, the Company's executive headquarters offices are currently located in Delray Beach, Florida. The Company has a March 31 fiscal year and references herein to fiscal 2023, 2022, or 2021 refer to the Company's fiscal years ended March 31, 2023, 2022, and 2021, respectively.
Principles of Consolidation
The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)    Summary of Significant Accounting Policies (Continued)
The Company disaggregates sales in the following two categories: (1) reorder sales vs new order sales, and (2) internet sales vs call center sales. The following table illustrates sales by various classifications:

	Year Ended March 31,
Sales (In thousands)	2023	%	2022	%	$ Variance	% Variance

Reorder sales	$232,633	90.6%	$244,505	89.4%	$(11,872)	(4.9)%
New order sales	$24,225	9.4%	$28,912	10.6%	$(4,687)	(16.2)%

Total net sales	$256,858	100.0%	$273,417	100.0%	$(16,559)	(6.1)%

Internet sales	$221,894	86.4%	$230,263	84.2%	$(8,369)	(3.6)%
Call center sales	$34,964	13.6%	$43,154	15.8%	$(8,190)	(19.0)%

Total net sales	$256,858	100.0%	$273,417	100.0%	$(16,559)	(6.1)%

	Year Ended March 31,
Sales (In thousands)	2022	%	2021	%	$ Variance	% Variance

Reorder sales	$244,505	89.4%	$263,152	85.1%	$(18,647)	(7.1)%
New order sales	$28,912	10.6%	$46,063	14.9%	$(17,151)	(37.2)%

Total net sales	$273,417	100.0%	$309,215	100.0%	$(35,798)	(11.6)%

Internet sales	$230,263	84.2%	$259,404	83.9%	$(29,141)	(11.2)%
Call center sales	$43,154	15.8%	$49,811	16.1%	$(6,657)	(13.4)%

Total net sales	$273,417	100.0%	$309,215	100.0%	$(35,798)	(11.6)%
The Company changed the definition of a new customer on April 1, 2022, to include anyone who has not ordered over the past thirty-six months. The reorder and new order sales amounts for the years ended March 31, 2022 and March 31, 2021, respectively, reflect this new customer definition change.
Under the previous definition of a new customer, reorder and new order sales were $250.4 million and $23.0 million, respectively, for the year ended March 31, 2022. Under the previous definition of a new customer, reorder and new order sales were $272.6 million and $36.6 million, respectively, for the year ended March 31, 2021.
Virtually all of the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize accounts receivable balances relative to sales. The Company had no material contract asset or liability balances as of March 31, 2023 and 2022.
The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card chargebacks or insufficient funds checks. The Company determines its estimates of the uncollectability of accounts receivable by analyzing historical bad debts and current economic trends in compliance with the provisions of Accounting Standards Codification ("ASC") Topic 326 ("Financial Instruments - Credit Losses").. The allowance for doubtful accounts was approximately $35 thousand and $39 thousand at March 31, 2023 and March 31, 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)    Summary of Significant Accounting Policies (Continued)
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2023 and 2022 consisted of the Company’s cash accounts and money market accounts with a maturity of three months or less. The carrying amount of cash equivalents approximates fair value. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.
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
Inventories
Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or net realizable value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. The inventory reserve was approximately $48 thousand and $81 thousand at March 31, 2023 and 2022, respectively.
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
Intangible Assets
The intangible assets consist of a toll-free telephone number and internet domain names. In accordance with the ASC Topic 350 (“Goodwill and Other Intangible Assets”) the intangible assets are not being amortized and are subject to an annual review for impairment.
Other Assets
Other assets consist of the initial minority interest investment in Vetster. Details can be found in Note 12 below.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)    Summary of Significant Accounting Policies (Continued)
when the related catalogs, brochures, and postcards are produced, distributed, or superseded. Television advertising costs are expensed as the advertisements are televised.
Operating Leases
Approximately 48% of our Delray Beach property, or approximately 88,000 square feet was leased to two tenants. At March 31, 2023, the leases with these two tenants had a remaining weighted average lease term of 2.0 years. The Company recorded approximately $710 thousand and $689 thousand in rental revenue in fiscal 2023 and 2022, respectively, which was included in other income. The Company expects to receive the following future lease payments, under the current lease agreements, over the next five years: $731 thousand in fiscal 2024; $566 thousand in fiscal 2025, $110 thousand in fiscal 2026, and $0 thousand in fiscal 2027 and 2028.
Comprehensive Income
The Company applies ASC Topic 220 (“Reporting Comprehensive Income”) which requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. For the fiscal years ended March 31, 2023, 2022 and 2021, the Company had no components of comprehensive income and therefore does not report comprehensive income or Consolidated Statements of Comprehensive Income.
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
The Company applies “Accounting for Uncertainty in Income Taxes” guidance to all tax positions for which the statute of limitations remains open. The Company had no liabilities for uncertain tax positions for both fiscal 2023 and fiscal 2022. The Company files tax returns in the U.S. federal jurisdiction and Florida, Arizona, California, Connecticut, Idaho, Maryland, Michigan, Oklahoma, South Carolina, Virginia, Wisconsin, New Jersey, Georgia, Indiana, New York and the District of Columbia. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years ending March 31, 2019, or earlier. Any interest and penalties related to income taxes will be recorded to other income (expenses).
Business Concentrations
The Company purchases its products from a variety of sources, including certain manufacturers, domestic distributors, and wholesalers. We have multiple suppliers for each of our product lines to obtain the lowest cost. There were six suppliers from which we purchased approximately 69% and 77% of all products in fiscal 2023 and 2022, respectively.
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
(2)    Property and Equipment, Net
Major classifications of property and equipment consist of the following (in thousands):

	March 31,
	2023	2022

Building	$14,997	$14,997
Land	3,700	3,700
Building Improvements	3,917	2,834
Computer Software	9,391	5,512
Furniture, fixtures and equipment	9,404	9,106
	41,409	36,149
Less: accumulated depreciation	(15,231)	(11,685)

Property and equipment, net	$26,178	$24,464
(3)    Accrued Expenses and Other Current Liabilities
Major classifications of accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,
	2023	2022

Accrued sales tax	$5,098	$1,106
Accrued credit card fees	401	428
Accrued salaries and benefits	1,564	1,134
Accrued merchandise credits / reward program	1,660	1,623
Accrued professional expenses	559	459
Accrued sales return allowance	221	190
Accrued dividends payable	1,262	558
Accrued real estate taxes	118	111
Other accrued liabilities	406	88

Accrued expenses and other current liabilities	$11,289	$5,697
(4)    Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(4)    Income Taxes (Continued)
effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	March 31,
	2023	2022
Deferred tax assets:
Accrued expenses	$1,529	$364
Deferred stock compensation	1,605	662
Bad debt and inventory reserves	21	27

Total deferred tax assets	3,155	1,053

Deferred tax liabilities:
Property and equipment	(2,527)	(1,989)

Total net deferred tax assets (liabilities)	$628	$(936)
At March 31, 2023, the Company had no federal or state net operating loss carryforwards.
The components of the income tax provision consist of the following (in thousands):

	Year Ended March 31,
	2023	2022	2021

Current taxes
Federal	$1,831	$5,801	$7,446
State	1,084	515	856
Total current taxes	2,915	6,316	8,302

Deferred taxes
Federal	(982)	(317)	279
State	(582)	(28)	32
Total deferred taxes	(1,564)	(345)	311

Total provision for income taxes	$1,351	$5,971	$8,613

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(4)    Income Taxes (Continued)
The reconciliation of income tax provision computed at the U.S. federal statutory tax rates to income tax expense is as follows (in thousands):

	Year Ended March 31,
	2023	2022	2021

Income taxes at U.S. statutory rates	$333	$5,685	$8,235
State income taxes, net of federal tax benefit	275	379	708
Permanent differences	396	59	198
Restricted stock shortfall (windfall) adjustment	208	33	(135)
Other	139	(185)	(393)

Total provision for income taxes	$1,351	$5,971	$8,613

In fiscal 2023, the Company recognized a stock compensation shortfall charge of approximately $208 thousand and recognized a one-time charge of approximately $382 thousand related to a return to provision true up of the fiscal 2022 income tax provision. In fiscal 2022, the Company recognized a stock compensation shortfall charge of approximately $33 thousand, and recognized a one-time benefit of approximately $29 thousand, related to a return to provision true up of the fiscal 2021 income tax provision. In fiscal 2021 the Company recognized a stock compensation windfall benefit of approximately $135 thousand, and recognized a one-time benefit of approximately $194 thousand, related to a return to provision true up of the fiscal 2020 income tax provision.
The differences between the effective income tax rate and the statutory U.S. federal income tax rate are as follows:

	Year Ended March 31,
	2023	2022	2021

Federal rate on income before taxes	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	17.4%	1.4%	1.8%
Permanent differences	25.0%	0.2%	0.5%
Restricted stock shortfall (windfall) adjustments	13.1%	0.1%	(0.3)%
Other	8.8%	(0.6)%	(1.0)%

Total Effective Tax Rate	85.3%	22.1%	22.0%

The primary drivers for the increase in effective tax rate for the fiscal 2023 include the recognition of permanent differences related to one-time acquisition costs and a non-deductible portion of restricted stock compensation. The state tax rate for fiscal 2023 includes continued expansion of operations as well as a one-time true up for new state filings for fiscal 2022.
(5)    Shareholders’ Equity
Preferred Stock
In April 1998, the Company issued 250,000 shares of its $.001 par value preferred stock at a price of $4.00 per share, less issuance costs of $112 thousand. Each share of the preferred stock is convertible into approximately

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(6)    Shareholders’ Equity (Continued)
4.05 shares of common stock at the election of the shareholder. The shares have a liquidation value of $4.00 per share and may pay dividends at the sole discretion of the Company. The Company does not anticipate paying dividends to the preferred shareholders in the foreseeable future. Each share of preferred stock is entitled to one vote on all matters submitted to a vote of shareholders of the Company. At March 31, 2023 and 2022, 2,500 shares of the convertible preferred stock remained unconverted and outstanding.
Share Repurchase Program
Company has $110.0 million of shares authorized under previously approved share repurchase programs. The share repurchase program does not have an expiration date and is intended to be implemented through purchases made from time to time in either the open market or through private transactions at the Company's discretion, subject to market conditions and other factors, in accordance with Securities and Exchange Commission requirements. There can be no assurances as to the timing and number of shares that will be repurchased under the share repurchase program, and the Company may modify or discontinue the share repurchase program at any time subject to compliance with applicable regulatory requirements. Shares purchased pursuant to the share repurchase program will either be cancelled or held in the Company's treasury. During fiscal 2023 and 2022 the Company had no share repurchases. At March 31, 2023 the Company had approximately $28.7 million remaining under the Company’s share repurchase program.
Dividends
The declaration and payment of future dividends is discretionary and will be subject to a determination by the Board of Directors each quarter following its review of the Company’s financial performance. During fiscal 2023, our Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount (In thousands)	Payment Date

May 9, 2022	$0.30	May 20, 2022	$6,297	May 27, 2022
July 25, 2022	$0.30	August 12, 2022	$6,323	August 19, 2022
November 7, 2022	$0.30	November 18, 2022	$6,323	November 30, 2022
February 6, 2023	$0.30	February 20, 2023	$6,325	February 27, 2023
(6)    Restricted Stock
In July 2015, the Company’s 2015 Outside Director Equity Compensation Restricted Stock Plan (“2015 Director Plan”) became effective upon the approval of the plan by the Company’s Shareholders. The 2015 Director Plan authorized 400,000 shares of the Company's common stock available for issuance under the plan and provides for an automatic increase every year in the amount of shares available for issuance under the plan of 10% of the shares authorized under the plan. In July 2016, the Company’s 2016 Employee Equity Compensation Restricted Stock Plan (“2016 Employee Plan”) became effective upon the approval of the plan by the Company’s Shareholders. The 2016 Employee Plan authorized 1,000,000 shares of the Company's Common stock available for issuance under the plan. In July 2022, the Company’s 2022 Employee Equity Compensation Restricted Stock Plan (“2022 Employee Plan”) became effective upon the approval of the plan by the Company’s shareholders. The 2022 Employee Plan authorized 1,000,000 shares of the Company's common stock available for issuance.The value of the restricted stock is determined based on the market value of the stock at the issuance date. The restriction period or forfeiture period is determined by the Company’s Compensation Committee and is to be no less than 1 year and no more than ten years unless otherwise specified by the Compensation Committee.
The Company records compensation expense associated with restricted stock in accordance with ASC Topic 718 (“Share Based Payment”) (ASU 2016-09). At March 31, 2023, the Company had 960,007 restricted common shares issued under the 2016 Employee Plan and 240,755 restricted common shares issued under the 2015 Director Plan. No shares had been issued under the 2022 Employee Plan as of March 31, 2023. All shares in the 2016 Employee Plan and 2015 Director Plan were issued subject to a restriction or forfeiture period that lapses ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(6)    Restricted Stock (Continued)
amortized over a one to three-year restriction period, with the exception of performance restricted shares which were issued to the Chief Executive Officer and Chief Financial Officer.
In August 2021, the Company issued 90,000 restricted shares and 510,000 performance restricted shares to the Company’s CEO, in accordance with the CEO’s employment agreement, under the 2016 Employee Plan. The performance restricted shares are based on achieving absolute stock hurdles within the three-year period from the grant date. If the shares meet the absolute stock price hurdle, they will only vest on the third anniversary of the date of grant. As of March 31, 2023, none of the performance stock hurdles were met.
In August 2022, the Company issued 13,000 restricted shares and 3,000 performance restricted shares to the Company's new CFO, in accordance with the CFO's employment agreement, under the 2016 Employee Plan. The performance restricted shares are based on the attainment of performance criteria equally weighted between adjusted EBITDA and revenue. The shares for each grant will be released from restriction equally over a three year period on the anniversary of the grant date, and in the case of the performance restricted shares, subject to the attainment of performance criteria.
For the fiscal years ended March 31, 2023, 2022, and 2021, the Company recognized compensation expense related to the 2016 Employee Plan and the 2015 Director Plan of $6.6 million, $4.5 million, and $3.3 million, respectively. All stock-based compensation expense is recognized as a payroll-related expense and it is included within the general and administrative expenses line item within the Company’s Consolidated Statements of Income, and the offset is included in the additional paid-in capital line item of the Company’s Consolidated Balance Sheets.
On February 3, 2023, we issued 6,000 shares of our common stock to a consultant pursuant to a consulting agreement in exchange for consulting services. The securities were issued in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act as a transaction by an issuer not involving any public offering and the standard Securities Act restrictive legend and stop transfer instructions were noted on the stock certificate.
A summary of the Company’s non-vested restricted stock at March 31, 2023 is as follows (in thousands):

	Employee Plan Number of Shares	Director Plan Number of Shares	Both Plans Number of Shares

Non-vested restricted stock outstanding at March 31, 2022	702	69	771

Restricted stock granted	88	39	127

Restricted stock vested	(88)	(30)	(118)

Restricted stock forfeited or expired	(18)	(9)	(27)

Non-vested restricted stock outstanding at March 31, 2023	684	69	753
At March 31, 2023 and 2022, there were 752,829 and 770,652, non-vested restricted shares subject to restriction and forfeiture outstanding, respectively. During the fiscal years ended March 31, 2023 and 2022, the Company issued, net of forfeitures, 99,390 and 709,599 restricted shares, respectively. The weighted-average grant date fair value of restricted shares was $21.57 and $30.47 for fiscal years 2023 and 2022, respectively. The total fair value of restricted shares vested was $2.4 million and $3.0 million for fiscal years 2023 and 2022, respectively. At March 31, 2023 and 2022, there were $9.1 million and $13.4 million of unrecognized compensation costs related to the restricted stock subject to restriction and forfeiture awards, respectively, which

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(6)    Restricted Stock (Continued)
is expected to be recognized over the remaining weighted average restriction and forfeiture period of 1.6 and 2.3 years for fiscal 2023 and 2022, respectively.
(7)    Fair Value Measurements
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
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. At March 31, 2023 and 2022 the Company had invested the majority of its $104.1 million and $111.1 million cash and cash equivalents balance in money market funds which are classified within Level 1.
(8)    Net Income Per Share
In accordance with the provisions of ASC Topic 260 (“Earnings Per Share”) basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share includes the dilutive effect of potential restricted stock and the effects of the potential conversion of preferred shares, calculated using the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(8)    Net Income Per Share (Continued)
treasury stock method. Unvested restricted stock, and convertible preferred shares issued by the Company represent the only dilutive effect reflected in diluted weighted average shares outstanding.
The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands, except for per share amounts):

	Year Ended March 31,
	2023	2022	2021
Net income (numerator):

Net income	$233	$21,100	$30,603

Shares (denominator)

Weighted average number of common shares outstanding used in basic computation	20,275	20,176	20,060
Common shares issuable upon the vesting of restricted stock	54	172	49
Common shares issuable upon conversion of preferred shares	10	10	10
Shares used in diluted computation	20,339	20,358	20,119

Net income per common share:

Basic	$0.01	$1.05	$1.53
Diluted	$0.01	$1.04	$1.52
At March 31, 2023, 2022, and 2021, 745,854, 220,727, and 20,952 shares of common restricted stock, respectively, were excluded from the computations of diluted net income per common share, as their inclusion would have had an anti-dilutive effect on diluted net income per common share.
(9)    Commitments and Contingencies
Legal Matters and Routine Proceedings
The Company has settled complaints that had been filed with various states’ pharmacy boards in the past. There can be no assurances made that other states will not attempt to take similar actions against the Company in the future. The Company also intends to vigorously defend its trade or service marks. There can be no assurance that the Company will be successful in protecting its trade or service marks. Legal costs related to the above matters are expensed as incurred. From time to time, the Company may be involved in and subject to disputes and legal proceedings, as well as demands, claims and threatened litigation that arise in the ordinary course of its business. These proceedings may include allegations involving business practices, infringement of intellectual property, employment or other matters. The ultimate outcome of any legal proceeding is often uncertain, there can be no assurance that the Company will be successful in any legal proceeding, and unfavorable outcomes could have a negative impact on our results of operations and financial condition. In accordance with ASC Topic 450-20 ("Loss Contingencies"), the Company records a liability in its financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews the status of each significant matter each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amounts of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss to the extent necessary to make the financial statements not misleading. If the loss is not probable and cannot be reasonably estimated, a liability is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9)    Commitments and Contingencies (Continued)
not recorded in the Company’s financial statements. Gain contingencies are not recorded until they are realized. Legal costs related to any legal matters are expensed as incurred.
Sales Tax
On June 21, 2018, the United States Supreme Court rendered a decision in South Dakota v. Wayfair, Inc., holding that a state may require a remote seller with no physical presence in the state to collect and remit sales tax on goods and services provided to purchasers in the state, overturning certain existing court precedent. The Company has evaluated its state tax filings with respect to the Wayfair decision and currently collects and remits applicable sales taxes in all jurisdictions in which it has a physical presence or it believes Nexus exists. During the year ended March 31, 2023, the Company received an assessment for sales tax; based upon this, the Company evaluated the various jurisdictions for additional exposure and recorded an increase of $7.8 million for potential sales tax exposure. The Company included $4.0 million in the "Accrued expenses and other current liabilities" line item and $3.8 million in the "Other long-term liabilities" line item in the Consolidated Balance Sheets as of March 31, 2023 with the offsetting expense recognized in the "General and administrative" line item within the Consolidated Statements of Income for the year ended March 31, 2023.
Employment Agreements
On May 28, 2021, the Board of Directors notified Menderes Akdag (“Mr. Akdag”), former CEO & President and Director, that the Company would not extend Mr. Akdag’s employment agreement with the Company, and the employment agreement would therefore end on July 30, 2021, in accordance with the scheduled end date of the agreement. Effective July 31, 2021, the Board of Directors appointed Bruce S. Rosenbloom (“Mr. Rosenbloom”), the Company’s former Chief Financial Officer, as Interim Chief Executive Officer and President of the Company, until a permanent successor chief executive officer was appointed. Mr. Rosenbloom received an additional cash stipend of $10 thousand for the additional responsibilities while serving as Interim Chief Executive Officer and President, which ended on August 30, 2021.
On June 11, 2021, the Company and Mr. Akdag, entered into a CEO Separation Agreement and General Release setting forth certain matters relating to the expiration of Mr. Akdag’s employment with the Company (the “Separation Agreement”). The Separation Agreement provided that Mr. Akdag’s employment with the Company, and service as an officer and director of the Company, would terminate as of July 30, 2021. The Separation Agreement also documented Mr. Akdag’s agreement that, during his remaining period of employment through July 30, 2021, he would continue to provide his fulltime attention to the business affairs of the Company and cooperate with the Company’s Board of Directors on the transition to a new chief executive officer. The Separation Agreement provided that Mr. Akdag would be paid two lump-sum severance payments of $325 thousand each, with the first such payment to be paid, and was paid, on August 10, 2021, and the second to be paid, and was paid, on December 31, 2021, subject to his compliance with the terms and conditions of his then existing employment agreement, and the Separation Agreement. In exchange for the Company’s agreement to make the severance payments, Mr. Akdag granted the Company a full release of any and all claims that he may have against the Company and its affiliates and related parties.
In addition, as a part of the Separation Agreement, the Company confirmed that the 37,800 restricted shares held by Mr. Akdag would be, and were, released from restriction and forfeiture on July 31, 2021, and that the Company would, and did, cover the tax withholding obligations in connection with such release of shares from restriction and forfeiture. Under the Separation Agreement, Mr. Akdag agreed that he would continue to comply with his existing confidentiality, non-solicitation, and non-compete obligations, and he further agreed that until July 31, 2022, he would comply with certain “standstill” covenants relating to the Company.
On August 25, 2021, the Board of Directors appointed Mathew N. Hulett ("Mr. Hulett”) as Chief Executive Officer and President of the Company and as a member of the Board of Directors. These appointments and the employment agreement were effective as of August 30, 2021. The employment agreement is for an initial term of three (3) years commencing on August 30, 2021 and will automatically renew for successive one (1) year terms, or for longer periods as mutually agreed upon by the parties, unless the employment agreement is expressly cancelled by either Mr. Hulett or the Company sixty (60) days prior to the end of the then current term, or is otherwise terminated as provided in the agreement. The employment agreement provides that Mr. Hulett will

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9)    Commitments and Contingencies (Continued)
receive an annual base salary of $500 thousand, subject to periodic review for increases with the approval of the Board of Directors, and will be eligible to participate in the standard employee benefit plans generally available to executives and employees of the Company, including health insurance, life and disability insurance, restricted stock under the Company’s equity compensation plan(s), 401(k) plan, and paid time off and paid holidays. The employment agreement also provides that the Company will reimburse Mr. Hulett for his documented business expenses incurred in connection with his employment pursuant to the Company's standard reimbursement expense policy and practices. The employment agreement contains certain rights of Mr. Hulett and the Company to terminate Mr. Hulett’s employment, including termination by the Company for “Cause” as defined in the employment agreement, and termination by Mr. Hulett for “Good Reason” as defined in the employment agreement within twelve (12) months of a Change in Control as defined in the employment agreement. Mr. Hulett is also entitled to severance pay equal to twelve (12) months of Mr. Hulett’s current base salary and eighteen (18) months of health insurance benefits in the event of his termination by the Company without Cause, or termination by Mr. Hulett for Good Reason within twelve (12) months of a Change in Control. The foregoing severance benefits are conditioned upon Mr. Hulett’s execution of a release of claims and compliance with certain restrictive covenants. The employment agreement contains customary non-disclosure and non-solicitation provisions as well as a one (1) year non-compete following the termination of the agreement.
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
Should none of the absolute stock price hurdles be met during the three-year period from the date of grant, no shares would vest (as defined in the performance restricted stock agreement). Once the absolute stock price hurdle is achieved, it will be considered to have met the absolute stock price hurdle, regardless of the stock price on the third anniversary of the date of grant. The absolute stock price hurdle would be considered to have been met if the average closing stock price of the Company is at or above the absolute stock price hurdle for a period of ninety (90) consecutive trading days. If the shares would be considered to have met the absolute stock price hurdle, they will only vest on the third anniversary of date of grant, subject to Mr. Hulett’s continued employment through the performance period of three years from the date of grant (except as provided in the performance restricted stock agreement). As of March 31, 2023, none of the performance restricted stock vested, as no performance stock price hurdles were met.
On July 14, 2022, the Board of Directors appointed Christine Chambers ("Ms. Chambers") to serve as the Company’s Chief Financial Officer and to assume the duties of principal financial officer and principal accounting officer effective August 3, 2022 (“Effective Date”). The Company entered into an offer letter with Ms. Chambers to set the terms and conditions of Ms. Chambers’ employment as Chief Financial Officer of the Company. Ms. Chambers will receive an annual base salary of $375 thousand and received a one-time sign-on bonus in the amount of $50 thousand, subject to pro rata repayment if Ms. Chambers terminates employment with the Company within the first twelve months of employment. Ms. Chambers received an initial equity award under the 2016 Employee Plan consisting of (i) an award of 13,000 restricted shares, and (ii) 3,000 performance restricted shares, which performance restricted shares will be based on the attainment of performance criteria equally weighted between adjusted EBITDA and revenue as of the fiscal year ended March 31, 2023. The shares for each grant will be released from restriction equally over a three (3) year period on the anniversary of the grant date, subject to the attainment of performance criteria in the case of the performance restricted shares.
In connection with Mr. Rosenbloom’s transition services and subsequent separation from employment with the Company, on August 2, 2022 the Company and Mr. Rosenbloom entered into a CFO Transition and Separation Agreement (the "Separation Agreement”) pursuant to which Mr. Rosenbloom remained in his current position as CFO of the Company through and including August 2, 2022, and following the termination of his

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9)    Commitments and Contingencies (Continued)
status as CFO, Mr. Rosenbloom continued to serve as an employee of the Company to provide transition services to the Company through his date of termination. His employment ended on December 31, 2022 ("Separation Date”). While Mr. Rosenbloom served as an employee of the Company, he continued to receive his current base salary and benefits as was in effect. The Separation Agreement provided that Mr. Rosenbloom would be paid two lump-sum severance payments of $182 thousand each, with the first such payment to be paid on the Company’s next payroll date following the Separation Date, and was paid January 13, 2023, and the second to be paid on the Company’s next payroll date six-months following the Separation Date, subject to his compliance with the terms and conditions of his then existing employment agreement, and the Separation Agreement. In exchange for the Company’s agreement to make the severance payments, Mr. Rosenbloom granted the Company a full release of any and all claims that he may have against the Company and its affiliates and related parties.
In addition, as a part of the Separation Agreement, the Company confirmed that the 13,275 restricted shares held by Mr. Rosenbloom under the 2016 Employee Plan were released from restriction and forfeiture on December 31, 2022, Under the Separation Agreement, Mr. Rosenbloom’s existing non-compete obligation was reduced to a period of twelve (12) months.
In connection with the separation of the Company's former Chief Financial Officer, the Company has accrued the remaining $182 thousand payment with respect to the severance, pursuant to the Separation Agreement, included in "Accrued expenses and other current liabilities" on the Consolidated Balance Sheet as of March 31, 2023.

(10)    Employee Benefit Plan
The Company maintains a 401(k) Savings Plan for eligible employees. The plan is a defined contribution plan that is administered by the Company. All regular, full-time employees are eligible for voluntary participation upon completing one year of service and having attained the age of 21. The plan provides for growth in savings through contributions and income from investments. It is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Plan participants are allowed to contribute a specified percentage of their base salary. The Company matches 100% of the first 4% of the employees contribution. The matching contribution is funded subsequent to the calendar year. During the fiscal years ended March 31, 2023, 2022, and 2021, the Company recorded $289 thousand, $238 thousand, and $245 thousand, respectively, of 401(k) matching contribution and administration expense to general and administrative expenses.
(11)    Minority Interest Investment in Vetster
On April 19, 2022, the Company engaged in a three-year partnership agreement with Vetster Inc. (“Vetster”), a veterinary telehealth Canadian company. The Company also purchased a 5% minority interest in Vetster in the amount of $5.0 million and received warrants for additional equity in Vetster, which are tied to future performance milestones. Under the terms of the agreement, the Company became the exclusive e-commerce provider for Vetster, and Vetster became the exclusive provider of telehealth and telemedicine services to the Company. The minority interest investment is being valued on the cost basis. At March 31, 2023, we evaluated the investment in accordance with ASC Topic 321 (Accounting for Equity Interests) and determined it was not impaired.
(12)    Subsequent Events
On January 13, 2023, the Company entered into an Agreement and Plan of Merger to acquire PetCareRx, Inc. ("PetCareRx"), a leading supplier of pet medications, food, and supplies, for an aggregate consideration of approximately $36.0 million in cash, subject to adjustment. The closing of the transaction was subject to customary closing conditions and certain state pharmacy license and permit filings related to the change of control of PetCareRx. The transaction was approved by the Board of Directors of both the Company and PetCareRx, and the stockholders of PetCareRx, and closed on April 3, 2023. Upon completion of the acquisition, PetCareRx became a wholly-owned subsidiary of the Company.
Subsequent to March 31, 2023, the Board of Directors approved and issued 42,142 restricted shares to employees of PetCareRx under the 2022 Employee Plan as part of a retention initiative, which shares were issued subject to a restriction or forfeiture period that lapses on the first anniversary of the date of grant.
Subsequent to March 31, 2023, the Board of Directors approved and issued 11,910 restricted shares, net of forfeitures, to employees under the 2016 Employee Plan and 31,000 restricted shares to employees under the 2022 Employee Plan, which shares were issued subject to a restriction or forfeiture period that lapses ratably on the first, second, and third anniversaries of the date of grant. The Board also approved the issuance of a pro-rata portion of a non-employee director annual restricted stock grant in the amount of 1,623 restricted shares to Sandra Campos, a newly appointed director on the Board of Directors, under the 2015 Director Plan, which shares were issued subject to a restriction or forfeiture period that lapses ratably on the first, second, and third anniversaries of the date of grant.
On May 22, 2023, the Company’s Board of Directors declared a quarterly dividend of $0.30 per share on its common stock. The $6.3 million dividend will be payable on June 12, 2023, to shareholders of record at the close of business on June 6, 2023.
(13)    Related Party Transaction
The Company’s Board of Directors Chairman, Gian Fulgoni, serves on the board of directors of Prophet, a brand and marketing consulting company, which PetMed Express, Inc. engaged with in March 2021 for $292 thousand. The Company expensed $32 thousand in fiscal 2021, with the remaining $260 thousand expensed in fiscal 2022. This transaction was approved by the Company’s Board of Directors with terms that are comparable to those with an unrelated third party.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework - 2013. Based on our assessment, management believes that the Company did not maintain effective internal control over financial reporting as of March 31, 2023 due to the following material weakness in internal control: the Company had inadequate segregation of duties over the preparation, approval and posting of manual journal entries. Notwithstanding the foregoing, management believes, that the material weakness did not result in a misstatement of our financial statements.
We are developing a remediation plan that includes increasing resources and modifying processes to ensure there is adequate segregation of duties over the preparation, approval and posting of journal entries. We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weakness are remediated as soon as possible.
The Company’s auditors, RSM US LLP, a independent registered public accounting firm, are appointed by the Audit Committee of the Company’s Board of Directors, subject to ratification by our Company’s shareholders. RSM US LLP have audited and reported on the Consolidated Financial Statements of PetMed Express, Inc. and subsidiaries, and issued a report on the Company’s internal control over financial reporting. The reports of the independent auditors are contained in our Annual Report on Form 10-K.
/s/ Mathew N. Hulett
Mathew N. Hulett
President, Chief Executive Officer, Director
May 23, 2023
/s/ Christine Chambers
Christine Chambers

Chief Financial Officer and Treasurer
May 23, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and the Board of Directors of PetMed Express, Inc. and subsidiaries
Opinion on the Internal Control Over Financial Reporting
We have audited PetMed Express, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weakness described below, the Company has not maintained effective internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated May 23, 2023 expressed an unqualified opinion.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. The Company has inappropriate segregation of duties over the preparation, approval and posting of manual journal entries.
This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 financial statements, and this report does not affect our report dated May 23, 2023 on those financial statements.
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
May 23, 2023

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2023, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date, that our disclosure controls and procedures were not effective as of March 31, 2023, due to the material weakness in internal control over financial reporting described below.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2023 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was not effective, as of March 31, 2023, as a result of the material weakness described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As a result of management's evaluation, we identified a material weakness due to a lack of segregation of duties over the preparation, approval and posting of certain journal entries. Notwithstanding the foregoing, management believes, that the material weakness did not result in a material misstatement of our financial statements.
We are developing a remediation plan that includes increasing resources and modifying processes to eliminate the lack of segregation of duties over the preparation, approval and posting of journal entries. We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weakness are remediated as soon as possible.
Changes in Internal Control over Financial Reporting
Other than as described above, there were no changes in our internal control over financial reporting during the fourth quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and our Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by the collusion of two or more people or by management override of controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
ITEM 9B. OTHER INFORMATION
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2023, relating to our 2023 Annual Meeting of Shareholders to be held on August 3, 2023, and is incorporated herein by reference.
We have a Corporate Code of Business Conduct and Ethics applicable to all officers, directors, and employees. The Company’s Corporate Code of Business Conduct and Ethics is available on our website at www.petmeds.com under “About Us - Corporate Governance”. You may also obtain a copy of our Corporate Code of Business Conduct and Ethics free of charge by contacting Investor Relations at 1-800-738-6337.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2023, relating to our 2023 Annual Meeting of Shareholders to be held on August 3, 2023, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this item (other than information required by Item 201(d) of Regulation S-K with respect to equity compensation plans, which is set forth under Item 5 in this Annual Report on Form 10-K) will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2023, relating to our 2023 Annual Meeting of Shareholders to be held on August 3, 2023, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2023, relating to our 2023 Annual Meeting of Shareholders to be held on August 3, 2023, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be set forth in our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2023, relating to our 2023 Annual Meeting of Shareholders to be held on August 3, 2023, and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Annual Report on Form 10-K.
(1)Consolidated Financial Statements – See the Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
The following exhibits are filed as part of this Annual Report on Form 10-K or hereby incorporated by reference to exhibits previously filed with the SEC.
(3)Articles of Incorporation and By-Laws

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 10-SB, File No. 000-28827, filed January 10, 2000).
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.2 to our Form 10-K for the year ended March 31, 2015, filed May 22, 2015).
3.4	Second Amended and Restated By-Laws of PetMed Express, Inc. (incorporated by reference to Exhibit 3.1 to our Form 8-K, filed March 26, 2020).
(4)Instruments Defining the Rights of Security Holders

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 10-SB, File No. 000-28827, filed January 10, 2000).
4.2	Description of Securities.*

(10)Material Contracts

10.1 +
2015 Outside Director Equity Compensation Restricted Stock Plan (incorporated by reference to Exhibit B to our definitive Proxy Statement for our 2015 Annual Meeting of Sharekholders filed June 8, 2015).

10.1.1+
Form of Restricted Stock Agreement used for grants of restricted stock under the 2015 Outside Director Equity Compensation Restricted Stock Plan (incorporated by reference to Exhibit 10.10.1 to our Form 10-K for the year ended March 31, 2017 filed May 23, 2017).

10.2 +
2016 Employee Equity Compensation Restricted Stock Plan, including form of Restricted Stock Agreement used for grants of restricted stock (incorporated by reference to Exhibit A to our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders filed June 13, 2016).

10.3 +
Form of Indemnification Agreement entered into with the Directors and Executive Officers of the Company (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2019, filed July 30, 2019).

10.4 +	Executive Employment Agreement with Mathew N. Hulett (incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 30, 2021).
10.5 +	Restricted Stock Agreement with Mathew N. Hulett (incorporated by reference to Exhibit 10.2 to our Form 8-K filed August 30, 2021).
10.6 +	Restricted Performance Stock Agreement with Mathew N. Hulett (incorporated by reference to Exhibit 10.3 to our Form 8-K filed August 30, 2021).
10.7+	2022 Employee Equity Compensation Restricted Stock Plan (incorporated by reference to Exhibit A to our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders filed June 17, 2022).
10.7.1+	Form of Restricted Stock Agreement used for grants of restricted stock under the 2022 Employee Equity Compensation Restricted Stock Plan.*
10.8+	CFO Transition and Separation Agreement with Bruce Rosenbloom (incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 2, 2022).
10.9+	Executive Employment Agreement with Christine Chambers (incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 3, 2022).
10.10+	Restricted Stock Agreement with Christine Chambers (incorporated by reference to Exhibit 10.2 to our Form 8-K filed August 3, 2022).
10.11+	Restricted Performance Stock Agreement with Christine Chambers (incorporated by reference to Exhibit 10.3 to our Form 8-K filed August 3, 2022).
(21)Subsidiaries of Registrant

21.1	Subsidiaries of Registrant*
(23)Consents of Experts and Counsel

23.1	Consent of RSM US LLP*
(31)Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*
(32)Certifications

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350**

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition LInkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________
*Filed herewith
**Furnished herewith
+ Indicates a management contract or compensatory plan or arrangement
ITEM 16. FORM 10–K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 23, 2023

PETMED EXPRESS, INC.
(the “registrant”)

By:	/s/ Mathew N. Hulett
Mathew N. Hulett
Chief Executive Officer and President
(principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 23, 2023.

SIGNATURE	TITLE

/s/ Mathew N. Hulett	Chief Executive Officer, President and Director (principal executive officer)
Mathew N. Hulett

/s/ Gian M. Fulgoni	Chairman of the Board and Director
Gian M. Fulgoni

/s/ Christine Chambers	Chief Financial Officer and Treasurer (principal financial and accounting officer)
Christine Chambers

/s/ Leslie C.G. Campbell	Director
Leslie C.G. Campbell

/s/ Jodi Watson	Director
Jodi Watson

/s/ Peter S. Cobb	Director
Peter S. Cobb

/s/ Diana Garvis Purcel	Director
Diana Garvis Purcel

(*)	Director
Sandra Y. Campos
(*) Appointed to the PetMed Express, Inc. Board of Directors on May 17, 2023.