Form 10-Q
period 2023-06-30
PETMED EXPRESS INC
filed 2023-08-02
CIK 1040130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,169,327 shares of Common Stock, $.001 par value per share, at August 1, 2023.

PART I - FINANCIAL INFORMATION
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, certain information in this Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, our results of operations, financial position and our business outlook, business trends and other information, may be forward-looking statements. You can identify these forward-looking statements by the words "believes," "intends," "expects," “might,” "may," "will," "should," "plans," "projects," "contemplates," "intends," "budgets," “potential,” "predicts," "estimates," "anticipates," “future,” “goal,” and variations of such words or similar expressions. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved, and actual future results may differ materially from what is expressed in or indicated by the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A, under the heading “Risk Factors,” of our Annual Report on Form 10-K for the year ended March 31, 2023, filed with the Securities and Exchange Commission (“SEC”), and under “Part II, Item 1A., Risk Factors” in this Quarterly Report on Form 10-Q, if and as such risk factors may be updated from time to time in our periodic filings with the SEC. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and a reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this Quarterly Report on Form 10-Q apply only as of the date of this Quarterly Report on Form 10-Q or as of the date they were made or as otherwise specified herein. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Investors and others should note that we use our websites (https://petmeds.com and https://www.investors.petmeds.com), as well as social media, press releases, SEC filings, public conference calls and webcasts, as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings, public conference calls and webcasts. The contents of our websites and social media posts, however, are not incorporated by reference into this Quarterly Report on Form 10-Q. Further, our references to website URLs in this filing are intended to be inactive textual references only.

NOTE REGARDING COMPANY REFERENCES

When used in this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise indicates, "PetMed Express," "PetMeds," "PetMed," "the Company," "we," "our," and "us" refers to PetMed Express, Inc. and its direct and indirect wholly owned subsidiaries, taken as a whole.
ITEM 1. CONDENSED FINANCIAL STATEMENTS.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for per share amounts)

	June 30, 2023	March 31, 2023
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$61,534	$104,086
Accounts receivable, less allowance for doubtful accounts of $38 and $35, respectively	1,894	1,740
Inventories - finished goods	32,324	19,023
Prepaid expenses and other current assets	8,530	4,719
Prepaid income taxes	1,548	1,883
Total current assets	105,830	131,451

Noncurrent assets:
Property and equipment, net	27,207	26,178
Intangible and other assets, net	17,671	5,860
Goodwill	20,735	–
Operating lease right-of-use assets, net	2,024	–
Deferred tax assets, net	7,270	628
Total noncurrent assets	74,907	32,666

Total assets	$180,737	$164,117

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$40,037	$25,208
Accrued expenses and other current liabilities	13,240	11,289
Current lease liabilities	799	–
Deferred revenue	3,246	–
Total current liabilities	57,322	36,497

Long-term lease liabilities	1,268	–
Other long-term liabilities	3,825	3,825

Total liabilities	62,415	40,322

Commitments and contingencies (Note 9)

Shareholders' equity:
Preferred stock, $.001 par value, 5,000 shares authorized; 3 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized; 21,170 and 21,084 shares issued and outstanding, respectively	21	21
Additional paid-in capital	20,037	18,277
Retained earnings	98,255	105,488

Total shareholders' equity	118,322	123,795

Total liabilities and shareholders' equity	$180,737	$164,117
See accompanying notes to unaudited condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(In thousands, except for per share amounts) (Unaudited)

	Three Months Ended June 30,
	2023	2022

Sales	$78,244	$70,187
Cost of sales	55,718	50,244

Gross profit	22,526	19,943

Operating expenses:
General and administrative	15,711	9,351
Advertising	7,265	6,349
Depreciation and amortization	1,678	753
Total operating expenses	24,654	16,453

(Loss) income from operations	(2,128)	3,490

Other income:
Interest income, net	620	117
Other, net	506	198
Total other income	1,126	315

(Loss) income before (benefit) provision for income taxes	(1,002)	3,805

(Benefit) provision for income taxes	(115)	1,030

Net (loss) income	$(887)	$2,775

Net (loss) income per common share:
Basic	$(0.04)	$0.14
Diluted	$(0.04)	$0.14

Weighted average number of common shares outstanding:
Basic	20,333	20,208
Diluted	20,333	20,291

Cash dividends declared per common share	$0.30	$0.30
See accompanying notes to unaudited condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(887)	$2,775
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,678	753
Share based compensation	1,760	1,536
Deferred income taxes	(450)	(294)
Bad debt expense	19	45
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	(46)	86
Inventories - finished goods	(10,185)	9,880
Prepaid income taxes	335	681
Prepaid expenses and other current assets	(2,390)	451
Operating lease right-of-use assets, net	196	–
Accounts payable	9,115	(10,469)
Accrued expenses and other current liabilities	1,369	97
Lease liabilities	(205)	–
Deferred revenue	253	–
Income taxes payable	–	839
Net cash provided by operating activities	$562	$6,380

Cash flows from investing activities:
Purchase of minority interest investment in Vetster	–	(5,000)
Acquisition of PetCareRx, net of cash acquired	(35,859)	–
Purchases of property and equipment	(1,153)	(982)
Net cash used in investing activities	$(37,012)	$(5,982)

Cash flows from financing activities:
Dividends paid	(6,102)	(6,064)
Net cash used in financing activities	$(6,102)	$(6,064)

Net decrease in cash and cash equivalents	(42,552)	(5,666)
Cash and cash equivalents, at beginning of period	104,086	111,080

Cash and cash equivalents, at end of period	$61,534	$105,414

Supplemental disclosure of cash flow information:

Dividends payable in accrued expenses	$1,507	$791
See accompanying notes to unaudited condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1:    Summary of Significant Accounting Policies
Organization
PetMed Express, Inc. and subsidiaries, d/b/a PetMeds®, is a leading direct-to-consumer pet pharmacy and online provider of prescription and non-prescription medications, food, supplements, supplies and vet services for dogs, cats, and horses. The Company markets and sells directly to consumers through its websites, toll-free numbers, and mobile applications. The Company offers consumers an attractive option for obtaining pet medications, food, and supplies in terms of convenience, price, speed of delivery, and valued customer service.
Founded in 1996, the Company’s executive headquarters offices are currently located in Delray Beach, Florida. The Company’s fiscal year end is March 31, and references herein to fiscal 2024 or fiscal 2023 refer to the Company's fiscal years ending March 31, 2024 and 2023, respectively.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at June 30, 2023, the Statements of (Loss) Income for the three months ended June 30, 2023 and 2022, and Cash Flows for the three months ended June 30, 2023 and 2022. The results of operations for the three months ended June 30, 2023 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2024. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023. The unaudited condensed consolidated financial statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
Business Combinations
The Company accounts for its business combinations using the acquisition method of accounting in accordance with Accounting Standards Codification ("ASC") Topic 805 ("Business Combinations"). The purchase price is allocated to the fair value of the assets acquired and liabilities assumed. Transaction costs directly attributable to the acquisition are expensed as incurred. Identifiable assets and liabilities acquired or assumed are measured separately at their fair values as of the acquisition date. The excess of the purchase price of acquisition over the fair value of the identifiable net assets of the acquiree is recorded as goodwill. The results of businesses acquired in a business combination are included in the Company’s unaudited condensed consolidated financial statements from the date of acquisition.

Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates and selection of comparable companies. The estimates and assumptions used to determine the fair values and useful lives of identified intangible assets could change due to numerous factors, including market conditions, technological developments, economic conditions, and competition. In connection with the determination of fair values, the Company may engage a third-party valuation specialist to assist with the valuation of intangible and certain tangible assets acquired and certain obligations assumed. Acquisition-related transaction costs incurred by the Company are not included as a component of consideration transferred but are accounted for as an operating expense in the period in which the costs are incurred.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Fair Value of Financial Instruments
The carrying amounts of the Company's cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments.
Deferred Revenue
Deferred revenue is recorded when payments are received or due in advance of performing our service obligations and revenue is recognized over the service period. Deferred revenue represents prepayments of PetPlus memberships with PetCareRx. The total deferred revenue as of June 30, 2023 for these memberships was $3.2 million. Memberships provide discounted pricing, free standard shipping, veterinary telehealth services and local Caremark Pharmacy prescription pickup. The membership fee is an annual charge and automatically renews one year from the initial enrollment date. The Company generally recognizes the revenue ratably over the term of the membership.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is not amortized but instead is tested for impairment annually on January 1, or more frequently if events or changes in circumstances indicate goodwill might be impaired. When testing goodwill for impairment, the Company has the option to choose whether it will apply a qualitative assessment first and then a quantitative assessment, if necessary, or to apply the quantitative assessment directly. The Company has concluded that it has one reporting unit and has assigned the entire balance of goodwill to this reporting unit.
Intangible Assets
The Company acquired definite-lived intangible assets in the acquisition (see Note 3) that will be amortized based on their estimated useful lives in accordance with ASC Topic 350 (“Goodwill and Other Intangible Assets”). These definite-lived intangible assets are being amortized over periods ranging from three to seven years. The acquired indefinite life intangible is not being amortized and is subject to an annual review for impairment consistent with the existing intangible assets in fiscal 2024.
Leases
The Company accounts for leases in accordance with ASC Topic 842 ("Leases"). The Company reviews all contracts and determines if the arrangement is or contains a lease, at inception. Operating leases are reported as right-of-use (“ROU”) assets, current lease liabilities and long-term lease liabilities on the unaudited Condensed Consolidated Balance Sheets. The Company does not have any have any material leases, individually or in the aggregate, classified as a finance lease.
Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. The operating lease ROU asset also includes any upfront lease payments made and excludes lease incentives and initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with a term of 12 months or less are not recorded on the balance sheet. The Company’s lease agreements do not contain any residual value guarantees.
Recent Accounting Pronouncements
The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.
Note 2:    Revenue Recognition
In accordance with ASC Topic 606 ("Revenue from Contracts with Customers"), the Company generates revenue by selling prescription and non-prescription pet medication products, pet food, supplements, supplies, membership fees, and veterinary services. Certain pet supplies offered on the Company’s website are drop shipped to customers. The Company considers itself the principal in the arrangement because the Company controls the specified good before it is transferred to the customer. Revenue contracts contain one performance obligation, which is delivery of the product. Customer care and support is deemed not to be a material right to the contract. The transaction price is adjusted at the date of sale for any applicable sales discounts and an estimate of product returns, which are based on historical patterns, however this is not considered a key judgment. Revenue is recognized when control transfers to the customer at the point in time at which the shipment of the product occurs. This key judgment is determined as the shipping point, which represents the point in time when the Company has a present right to payment, title has transferred to the customer, and the customer has assumed the risks and rewards of ownership. Virtually all the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize the accounts receivable balances relative to sales.
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
Membership fees represent the amounts recognized periodically from two membership models. The first is the PetPlus membership for PetCareRx customers, the second is a partner membership provided through PetCareRx. These memberships provide discounted pricing, free standard shipping, veterinary telehealth services and local Caremark Pharmacy prescription pickup which represent a single stand-ready performance obligation to provide these benefits. The PetPlus membership fee is an upfront annual charge and automatically renews one year from the initial enrollment date. The Company recognizes the revenue ratably over the term of the PetPlus membership which is generally one year. As shown in the following table, under the PetPlus program, the Company recognized $1.8 million previously deferred annual membership fees in the three months ended June 30, 2023 and had $3.2 million of deferred revenue as of June 30, 2023 (amounts in millions).

Deferred revenue, March 31, 2023	$–
Deferred revenue acquired with PetCareRx	3.0
Deferred memberships fees received	2.0
Deferred membership fee revenue recognized	(1.8)
Deferred revenue, June 30, 2023	$3.2
In addition to annual membership fees earned under the PetPlus program, the Company also earns membership fees on a month-to-month basis under its PetCareRx partner membership program. For the three months ended June 30, 2023, membership fees earned under the partner program were $0.6 million.
The Company has no material contract asset or liability balances at June 30, 2023 and March 31, 2023, respectively.
The Company disaggregates sales in the following categories: reorder sales vs new order sales vs membership fees. The following table illustrates sales in those categories:

	Three Months Ended June 30,
Revenue (In thousands)	2023	%	2022	%	$ Variance	% Variance

Reorder sales	$68,038	87.0%	$63,339	90.2%	$4,699	7.4%
New order sales	7,820	10.0%	6,848	9.8%	972	14.2%
Membership fees	2,386	3.0%	–	–%	2,386	–%

Total net sales	$78,244	100.0%	$70,187	100.0%	$8,057	11.5%

Note 3: Acquisition

On April 3, 2023, the Company acquired 100% of the issued and outstanding equity interests of PetCareRx, Inc. (“PetCareRx”), a New York corporation and a leading supplier of pet food, pet medications, and supplies. The acquisition was completed pursuant to an Agreement and Plan of Merger ("Merger Agreement") by and among the Company, Harry Merger Sub, Inc., a New York corporation and a wholly-owned subsidiary of the Company ("Merger Sub"), PetCareRx and

Jeanette Loeb (as representative of the PetCareRx equity holders). The Merger Agreement provided for the Company’s acquisition of PetCareRx pursuant to the merger of Merger Sub with and into PetCareRx, with PetCareRx as the surviving corporation. The aggregate purchase price consideration was $36.1 million and was provided from the Company's cash on hand.

The acquisition of PetCareRx has allowed us to significantly expand our product catalog, most notably in non-medication products, including food. In addition,PetCareRX brings increased distribution capability.

The Company recognized preliminary goodwill of approximately $20.7 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of the identifiable assets acquired. Goodwill recognized in the transaction represent synergies or scale achieved by significantly increasing the customer base without adding corresponding levels of additional overhead, the value of additional vendor relationships, including the food manufacturing relationships, a broader product catalog, and an assembled and experienced workforce. These items represent intangible assets that do not qualify for separate recognition. No goodwill is deductible for tax purposes.

The values assigned to the assets acquired and liabilities assumed are based on their estimates of fair value available as of April 3, 2023, as calculated by an independent third-party firm. The selected rates of returns were chosen in consideration of the individual risk profiles of the assets, as well as the resulting weighted average return on assets. Intangible assets are considered to be riskier than the overall business, so the Company included a premium to the investment rate of return on the identified intangible discount rates.

The fair values of intangible assets acquired consist of a trade name, customer relationships, and developed technology, which were estimated by applying various discounted cash flow models such as the relief from royalty rate for the trade name, the multi-period excess earnings method for the customer relationships, and the cost to replace method for the developed technology. The fair value measurements were based on significant inputs that are not observable (Level 3). The assumptions made by management in determining the fair value of intangible assets included a discount rate of 12% based on the weighted average cost of capital.

As a result of the acquisition, the Company performed a Section 382 analysis to determine if the net operating losses carried forward will have a utilization limitation. - refer to Note 11 for further discussion.

The table below outlines the purchase price allocation of the purchase for PetCareRx to the acquired identifiable assets, liabilities assumed and goodwill (in thousands):

Cash and cash equivalents	$220
Accounts receivable, net	125
Other receivables	506
Inventory	3,116
Other current assets	835
Property and equipment	1,065
Deferred tax assets	6,192
Goodwill	20,735
Intangible assets, net	12,300
Right of use assets	2,220
Other assets	80
Total assets	47,394
Accounts payable	5,713
Accrued liabilities	131
Deferred revenue	2,993
Other current liabilities	206
Lease liabilities	2,272
Total liabilities	11,315
Total purchase consideration	$36,079

The Company incurred a total of $1.6 million in acquisition related costs that were expensed as incurred and recorded in general and administrative expenses in the Company’s unaudited Condensed Consolidated Statements of (Loss) Income,

of which $0.5 million was recorded in fiscal year 2023. These costs include banking, legal, accounting, and consulting fees related to the acquisition.

Supplemental Pro Forma Information

The supplemental pro forma financial information presented below is for illustrative purposes only, does not include the pro forma adjustments that would be required under Regulation S-X of the Exchange Act for pro forma financial information, is not necessarily indicative of the financial position or results of operations that would have been realized if the PetCareRx acquisition had been completed on April 1, 2022, does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position. The pro forma adjustments are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances.

The supplemental pro forma financial information reflects pro forma adjustments to present the combined pro forma results of operations as if the PetCareRx acquisition had occurred on April 1, 2022 to give effect to certain events that the Company believes to be directly attributable to the acquisition. These pro forma adjustments primarily include:
a.A decrease in depreciation expense that would have been recognized due to acquired identifiable fixed assets;
b.A decrease in amortization expense that would have been recognized due to acquired identifiable intangible assets; and
c.A decrease in payroll costs and benefits.

The supplemental pro forma financial information for the prior period first fiscal quarter is as follows (in thousands):

Three Months Ended June 30, 2022
(unaudited)
Revenue	$81,390
Net income	995
Note 4:    Net (Loss) Income Per Share
In accordance with the provisions of ASC Topic 260 (“Earnings Per Share”) basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share includes the dilutive effect of potential restricted and performance stock and the effects of the potential conversion of preferred shares, calculated using the treasury stock method. Unvested restricted stock and convertible preferred shares issued by the Company represent the only dilutive effect reflected in the diluted weighted average shares outstanding.

The following is a reconciliation of the numerators and denominators of the basic and diluted net (loss) income per share computations for the periods presented (in thousands, except for per share amounts):

	Three Months Ended June 30,
	2023	2022
Net (loss) income (numerator):
Net (loss) income	$(887)	$2,775

Shares (denominator):
Weighted average number of common shares outstanding used in basic computation	20,333	20,208
Common shares issuable upon vesting of restricted stock	–	73
Common shares issuable upon conversion of preferred shares	–	10
Shares used in diluted computation	20,333	20,291

Net (loss) income per common share:

Basic	$(0.04)	$0.14
Diluted	$(0.04)	$0.14
For the three months ended June 30, 2023, 418,386 shares issuable upon vesting of restricted stock and 10,125 shares issuable upon conversion of preferred shares were excluded from the computation of diluted net (loss) income per common share, as their inclusion would have had an anti-dilutive effect on diluted net (loss) income per common share.
Note 5:    Stock-Based Compensation
The Company records compensation expense associated with restricted stock in accordance with ASC Topic 718 (“Share Based Payment”). The Company had 968,667 common shares issued under the 2016 Employee Equity Compensation Restricted Stock Plan (“2016 Employee Plan”), 75,742 common shares issued under the 2022 Employee Equity Compensation Plan (as amended) (“2022 Employee Plan”), and 242,378 common shares issued under the 2015 Outside Director Equity Compensation Plan (as amended) (“2015 Director Plan”) at June 30, 2023, all shares of which were issued with service-based vesting conditions which vest subject to the employee's continued employment with the Company through the applicable vesting date. The Company recorded share-based compensation expense for these awards on a straight line basis over the requisite service period and accounted for forfeitures as they occur, with the exception of market based restricted shares which were issued to the Chief Executive Officer.
In June 2023, the Board of Directors amended and restated the 2015 Director Plan and the 2022 Employee Plan (collectively, the "Plans") to include the ability to grant restricted stock units ("RSUs") and performance stock units ("PSUs") under the Plans. The amendments and restatement of the Plans did not increase the maximum number of shares of common stock that may be awarded under the Plans. At June 30, 2023, the Company also had 13,250 RSUs and 12,000 PSUs granted under the 2022 Employee Plan.
In August 2021, the Company issued 90,000 restricted shares and 510,000 performance restricted shares to the Company’s CEO, in accordance with the CEO’s employment agreement, under the 2016 Employee Plan. The performance restricted shares vest based on achieving absolute stock hurdles within the three-year period from the grant date. If the shares meet the absolute stock price hurdle, they will only vest on the third anniversary of the date of grant. As of June 30, 2023, none of the performance stock hurdles were met.
In June 2023, the Company granted the Company's CFO 11,750 RSUs under the 2022 Employee Plan, of which 3,750 RSUs were awarded in recognition of Ms. Chambers’ contributions during fiscal year 2023 and the remaining 8,000 awarded as a part of the equity award cycle for fiscal year 2024. One-third of the RSUs will vest on each of the first three anniversaries of the date of grant, subject to Ms. Chambers’ continued employment with the Company through the applicable vesting date, with any unvested RSUs being forfeited upon Ms. Chambers ceasing to be an employee of the Company. Also in June 2023, the Company's CFO was awarded 8,000 PSUs. Ms. Chambers will earn shares of our common stock pursuant to the PSUs based on the Company’s total shareholder return (“TSR”) relative to the S&P 600

Specialty Retail Index (“Index”) over an overall three-year performance period consisting of the 2024 through 2026 fiscal years, as follows:

•100% of the target number of shares, which is 8,000 shares, will be earned if the Company’s TSR is equal to or greater than the 75th percentile of the Index (the “maximum target payout”);
•50% of the target number of shares, which is 4,000 shares, will be earned if the Company’s TSR is equal to at least the 50th percentile of the Index;
•25% of the target number of shares, which is 2,000 shares, will be earned if the Company’s TSR is equal to at least the 25th percentile of the Index (the “minimum threshold”);
•No shares will be earned if the TSR is less than the 25th percentile of the Index, and the payout is capped at 2,000 shares if absolute TSR is negative, regardless of relative position to the Index; and
•Linear scaling will be used to determine the number of shares earned for performance between the maximum target payout level and the minimum threshold payout level.
The Company issued 12,400 shares of restricted stock to certain employees under the 2016 Employee Plan and 75,742 shares of restricted stock to certain employees under the 2022 Employee Plan during the quarter ended June 30, 2023. The Company issued 1,623 shares of restricted stock to board members under the 2015 Director Plan during the quarter ended June 30, 2023. For the quarters ended June 30, 2023 and 2022, the Company recognized $1.8 million and $1.5 million, respectively, of compensation expense related to the 2016 Employee Plan, 2022 Employee Plan, and 2015 Director Plan. At June 30, 2023 and 2022 there was $9.0 million and $12.3 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the next one to three years. All stock-based compensation expense is recognized as a payroll-related expense and it is included within the general and administrative expenses line item within the Company’s unaudited Consolidated Statements of (Loss) Income , and the offset is included in the additional paid-in capital line item of the Company’s unaudited Condensed Consolidated Balance Sheets. As of June 30, 2023 and 2022, there were 837,269 and 780,167 non-vested restricted shares issued and outstanding, respectively.
Restricted Stock Awards
Restricted stock award activity under the 2016 Employee Plan, 2022 Employee Plan, and 2015 Director Plan was as follows:

	2015 Director Plan	2016 Employee Plan	2022 Employee Plan	Total	Weighted-Average Grant Date Fair Value
Non-vested restricted stock outstanding at March 31, 2023	68,629	684,200	–	752,829	$27.73
Granted and issued	1,623	12,400	75,742	89,765	$16.06
Vested	(1,085)	(500)	–	(1,585)	$30.62
Forfeited	–	(3,740)	–	(3,740)	$22.81
Balance at June 30, 2023	69,167	692,360	75,742	837,269	$24.01

Restricted Stock Units
The fair value of RSUs is determined on the date of grant. The Company records compensation expense in the unaudited condensed Consolidated Statements of (Loss) Income on a straight-line basis over the vesting period for RSUs. The vesting period for employees and members of the Board of Directors ranges from one to three years.

RSU activity under the Plans was as follows:

	RSUs	Weighted-Average Grant Date Fair Value Per RSU
Balance at March 31, 2023	–	$–
Granted	13,250	$13.95
Vested and issued	–	$–
Forfeited	–	$–
Balance at June 30, 2023	13,250	$13.95
Vested and unissued at June 30, 2023	–	$–
Non-vested at June 30, 2023	13,250	$13.95

The total grant-date fair value of RSUs granted during the quarters ended June 30, 2023 and 2022 was $0.2 million and zero, respectively.

For the quarters ended June 30, 2023 and 2022, the Company recorded stock- based compensation related to RSUs of zero for both periods.

Performance Stock Units

Stock-based compensation costs associated with the Company’s PSUs are either initially determined using the fair market value of the Company’s common stock on the date the awards are granted (service inception date) for awards with performance condition or for awards with a market condition, the grant value is based on a Monte Carlo simulation. The vesting of PSUs is subject to certain performance conditions and a service requirement ranging from one to three years. Stock-based compensation costs associated with PSUs are re-assessed each reporting period based upon the estimated performance attainment on the reporting date until the performance conditions are met. The ultimate number of shares of common stock that are issued to an employee is the result of the actual performance of the Company at the end of the performance period compared to the performance targets and generally ranges from 0% to 200% of the initial PSU grant. Stock compensation expense for PSUs is recognized on a straight line basis over the requisite service period and forfeitures are accounted for as they occur.

PSU activity under the Plans was as follows:

	PSUs	Weighted-Average Grant Date Fair Value Per PSU
Balance at March 31, 2023	–	$–
Granted	12,000	$11.35
Vested and issued	–	$–
Forfeited	–	$–
Performance adjustment	–	$–
Balance at June 30, 2023	12,000	$11.35
Vested and unissued at June 30, 2023	–	$–
Non-vested at June 30, 2023	12,000	$11.35

The total grant-date fair value of PSUs granted during the quarters ended June 30, 2023 and 2022 was $0.1 million and zero, respectively.

For the quarters ended June 30, 2023 and 2022, the Company recorded stock- based compensation related to PSUs of zero for both periods.

Note 6:    Fair Value
The Company carries cash and cash equivalents at fair value in the unaudited Condensed Consolidated Balance Sheets. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. ASC Topic 820 (“Fair Value Measurements”) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:
Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.
Level 3 - Unobservable inputs which are supported by little or no market activity.
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. At June 30, 2023 and March 31, 2023 , the Company had invested the majority of its $61.5 million and $104.1 million cash and cash equivalents balance in money market funds which are classified within Level 1.

Note 7: Intangible and Other Assets, Net

Intangible assets and other assets, net consisted of the following (in thousands):

	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
June 30, 2023
Intangible Assets
Toll-free telephone number	Indefinite	$375	$–	$375	Indefinite
Internet domain names	Indefinite	485	–	485	Indefinite
Trade Names - PetCareRx	Indefinite	2,600	–	2,600	Indefinite
Customer Relationships -PetCareRx	7 years	6,700	(239)	6,461	6.75
Developed Technology - PetCareRx	3 years	3,000	(250)	2,750	2.75
		$13,160	$(489)	$12,671
Other Assets
Initial minority interest investment in Vetster	N/A	5,000	–	5,000	N/A

Balance June 30, 2023		$18,160	$(489)	$17,671

March 31, 2023
Intangible Assets
Toll-free telephone number	Indefinite	$375	$–	$375	Indefinite
Internet domain names	Indefinite	485	–	485	Indefinite
		$860	$–	$860
Other Assets
Initial minority interest investment in Vetster	N/A	5,000	–	5,000	N/A

Balance March 31, 2023		$5,860	$–	$5,860

Amortization expense for intangible assets was $0.5 million and zero for the three months ended June 30, 2023 and 2022, respectively. The indefinite life intangibles are not being amortized and are subject to an annual review for impairment in accordance with the ASC Topic 350 (“Goodwill and Other Intangible Assets”).
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

Note 8: Leases
The Company’s leasing activities primarily consist of real estate leases acquired during the acquisition of PetCareRx for use in the business operations. The leases had initial terms ranging from 5 years to 10 years. Some of the initial lease terms have already matured and the remaining leases have maturity dates ranging from 2024 to 2027. The Company assesses whether each lease is an operating lease or a finance lease at the lease commencement date. The Company does not have any material leases, individually or in the aggregate, classified as a finance lease.
Variable Lease Costs
Certain of the Company’s leases require payments for taxes, insurance, and other costs applicable to the property, in addition to the minimum lease payment. These costs are considered variable costs which are based on actual expenses incurred by the lessor. Therefore, these amounts are not included in the calculation of the right-of-use assets and lease liabilities.
The Company has lease agreements which provide for fixed and scheduled escalations, which are included in the calculation of the right-of-use assets and lease liabilities.
Options to Extend or Terminate Leases
The Company’s leases may contain an option to extend the lease term for periods from one to five years The exercise of lease renewal options is at the Company’s sole discretion. If it is reasonably certain that the Company will exercise such options, the periods covered by such options are included in the lease term and are recognized as part of the Company’s right-of-use assets and lease liabilities. The Company’s leases do not generally contain options to early terminate.
Other Lease items
The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The Company's operating leases are included in operating lease right-of-use assets, other current liabilities, and operating lease liabilities on the accompanying unaudited Condensed Consolidated Balance Sheets.
Discount Rate and Lease Term
As of June 30, 2023, the weighted average remaining lease term and discount rate for the Company’s operating leases were 3.4 years and 6.6%. As the rate implicit in the lease is generally not readily determinable for the Company’s operating leases, the Company uses its estimated incremental borrowing rate based on the information available at the date of acquisition, April 3, 2023 in determining the present value of future payments.
Lease Costs and Activity
The Company’s lease costs are recorded in the general and administrative costs and activity for the three months ended June 30, 2023 are as follows (in thousands):

Lease cost	Three Months Ended June 30, 2023
Operating lease cost - fixed	$215
Operating lease costs - variable	14
Total lease cost	$229
Supplemental cash flow information for the three months ended June 30, 2023 are as follows (in thousands):

Three Months Ended June 30, 2023
Cash paid for the amounts included in the measurement of operating lease liabilities	$209
Right-of-use assets obtained in exchange for new operating lease liabilities as a result of acquisition	$2,220
Maturity of Lease Liabilities
The maturity of the Company’s lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on the Company’s unaudited Condensed Consolidated Balance Sheet as of June 30, 2023 were as follows (in thousands):

June 30, 2023
Nine months ending March 31, 2024	$623
2025	501
2026	488
2027	502
2028	42
Total lease payments	2,156
Less: Imputed Interest	(126)
Present value of lease liabilities	$2,030
Note 9:    Commitments and Contingencies
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
Sales Tax
On June 21, 2018, the United States Supreme Court rendered a decision in South Dakota v. Wayfair, Inc., holding that a state may require a remote seller with no physical presence in the state to collect and remit sales tax on goods and services provided to purchasers in the state, overturning certain existing court precedent. The Company has evaluated its state tax filings with respect to the Wayfair decision and currently collects and remits applicable sales taxes in all jurisdictions in which it has a physical presence or it believes nexus exists. During the year ended March 31, 2023, the Company received an assessment for sales tax; based upon this, the Company evaluated the various jurisdictions for additional exposure and recorded an increase of $7.8 million for potential sales tax exposure. The Company included $4.0 million in the "Accrued expenses and other current liabilities" line item and $3.8 million in the "Other long-term liabilities" line item in the audited Condensed Consolidated Balance Sheet as of March 31, 2023 and unaudited Condensed Consolidated Balance Sheet as of June 30, 2023.

Note 10:     Changes in Shareholders’ Equity:
Changes in Shareholders’ Equity for the three months ended June 30, 2023 is summarized below (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings
Beginning balance at March 31, 2023:	$21	$18,277	$105,488
Share based compensation	—	1,760	—
Dividends declared	—	—	(6,346)
Net loss	—	—	(887)
Ending balance at June 30, 2023:	$21	$20,037	$98,255
Changes in Shareholders’ Equity for the three months ended June 30, 2022 is summarized below (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings
Beginning balance at March 31, 2022:	$21	$11,660	$130,496
Share based compensation	—	1,536	—
Dividends declared	—	—	(6,297)
Net income	—	—	2,775
Ending balance at June 30, 2022	$21	$13,196	$126,974
There were no shares of common stock that were purchased or retired in the three months ended June 30, 2023 or 2022. At June 30, 2023, the Company had approximately $28.7 million remaining under the Company’s share repurchase plan.
Note 11: Income Taxes
For the quarters ended June 30, 2023 and 2022, the Company recorded an income tax benefit of approximately $(0.1) million and a tax provision of approximately $1.0 million, respectively. The decrease in the tax provision for the three months ended June 30, 2023 is related to the utilization of net operating losses available related to the acquisition of PetCareRx. The effective tax rate for the quarter ended June 30, 2023 was approximately 11.5%, compared to approximately 27.1% for the quarter ended June 30, 2022. The decrease to the effective tax rate for the three months ended June 30, 2023 can be attributed to more deductible expenses and net operating losses offsetting taxable income, partially offset by an increase in the state income tax.
Under Internal Revenue Code Section 382, if a corporation undergoes an “ownership change”, the corporation’s ability to use its pre-change net operating loss and tax credit carryforwards to offset its post-change income and tax liabilities may be limited. Generally, an ownership change occurs when the equity ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). On April 3, 2023, 100% of the issued and outstanding stock of PetCareRx was acquired by the Company. The merger triggered an ownership change of PetCareRx within the meaning of Section 382.

As a result of the acquisition, the Company performed a Section 382 analysis to determine if the net operating losses carried forward will have a utilization limitation. Any limitation may result in the expiration of a portion of the federal net operating loss carryforward before utilization, which would reduce the Company's gross deferred tax assets. As of April 3, 2023, and prior to the acquisition, PetCareRx had approximately $96.0 million of net operating losses and $1.9 million of disallowed interest expense. The preliminary results of the Section 382 analysis determined the net operating loss and disallowed interest expense in total, would be limited and reduced to approximately $35.0 million.

Note 12:     Subsequent Events
On July 31, 2023, the Board of Directors declared a quarterly dividend of $0.30 per share. The Board established a August 14, 2023 record date and a August 18, 2023 payment date. Based on the outstanding share balance as of July 31, 2023, the Company estimates the dividend payable to be approximately $6.4 million.
Subsequent to June 30, 2023, the Board of Directors approved and granted 2,500 RSUs to employees pursuant to the (as amended) 2022 Employee Plan.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, and our Annual Report on Form 10-K for the year ended March 31, 2023.
Certain information in this Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the words "believes," "intends," "expects," "may," "will," "should," "plans," "projects," "contemplates," "intends," "budgets," "predicts," "estimates," "anticipates," or similar expressions. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2023 under the heading “Risk Factors.” A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

When used in this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise indicates, "PetMed Express," "PetMeds," "PetMed," "the Company," "we," "our," and "us" refers to PetMed Express, Inc. and its direct and indirect wholly owned subsidiaries, taken as a whole.
Executive Summary
PetMed Express, Inc. and subsidiaries, d/b/a PetMeds®, is a leading nationwide direct-to-consumer pet pharmacy and online provider of prescription and non-prescription medications, food, supplements, supplies and vet services for dogs, cats, and horses. PetMeds markets and sells directly to consumers through its websites, toll-free numbers, and mobile applications. The Company offers consumers an attractive option for obtaining pet medications, foods, and supplies in terms of convenience, price, speed of delivery, and valued customer service.
Founded in 1996, the Company's executive headquarters offices are currently located at 420 South Congress Avenue, Delray Beach, Florida 33445, and our telephone number is (561) 526-4444. The Company has a March 31 fiscal year.
Presently, our product line includes approximately 15,000 of the most popular pet medications, health products, food and supplies for dogs, cats, and horses. Approximately 10,000 of these items were part of the April 2023 acquisition of PetCareRx.
We market our products through national advertising campaigns and social media which aim to increase the recognition of the “PetMeds®” brand name, increase traffic on our website at www.petmeds.com, acquire new customers, and maximize repeat purchases. Our sales consist of products sold mainly to retail consumers. The average purchase was approximately $97 and $95 for the quarters ended June 30, 2023 and 2022, respectively.
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
Membership fees represent the amounts recognized periodically from the PetPlus memberships provided through PetCareRx. In addition to annual membership fees earned under the PetPlus program, the Company also earns membership fees on a month-to-month basis as earned under its monthly partner program. Memberships provide wholesale pricing, free standard shipping, veterinary telehealth services and local Caremark Pharmacy prescription pickup. The PetPlus membership fee is an annual charge and automatically renews one year from the initial enrollment date. We recognize the revenue ratably over the term of the membership which is generally one year.
We maintain an allowance for doubtful accounts for losses that we estimate will arise from customers’ inability to make required payments, arising from either credit card chargebacks or insufficient funds checks. We determine our estimates of the uncollectibility of accounts receivable by analyzing historical and current bad debts and economic trends in compliance with the provisions of Accounting Standards Codification ("ASC") Topic 326 ("Financial Instruments - Credit Losses"). The allowance for doubtful accounts was approximately $38 thousand at June 30, 2023, compared to $35 thousand at March 31, 2023.
Business Combinations
We account for our business combinations using the acquisition method of accounting in accordance with ASC Topic 805 ("Business Combinations"). The purchase price is allocated to the fair value of the assets acquired and liabilities assumed. Transaction costs directly attributable to the acquisition are expensed as incurred. Identifiable assets and liabilities acquired or assumed are measured separately at their fair values as of the acquisition date. The excess of the purchase price of acquisition over the fair value of the identifiable net assets of the acquiree is recorded as goodwill. The results of businesses acquired in a business combination are included in our unaudited condensed consolidated financial statements from the date of acquisition.

Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates and selection of comparable companies. The estimates and assumptions used to determine the fair values and useful lives of identified intangible assets could change due to numerous factors, including market conditions, technological developments, economic conditions, and competition. In connection with the determination of fair values, we may engage a third-party valuation specialist to assist with the valuation of intangible and certain tangible assets acquired and certain obligations assumed. Acquisition-related transaction costs incurred by us are not included as a component of consideration transferred but are accounted for as an operating expense in the period in which the costs are incurred.

Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the attached unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

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
As a result of the acquisition, the Company performed a Section 382 analysis to determine if the net operating losses carried forward will have a utilization limitation. Any limitation may result in the expiration of a portion of the federal net operating loss carryforward before utilization, which would reduce the Company's gross deferred tax assets. As of April 3, 2023, and prior to the acquisition, PetCareRx had approximately $96.0 million of net operating losses and $1.9 million of disallowed interest expense. The results of the Section 382 analysis determined the net operating loss and disallowed interest expense in total, would be limited and reduced to $35.0 million.
Acquisition

On April 3, 2023, the Company acquired 100% of the issued and outstanding equity interests of PetCareRx, Inc. (“PetCareRx”), a New York corporation and a leading supplier of pet food, pet medications, and supplies. The acquisition was completed pursuant to an Agreement and Plan of Merger ("Merger Agreement") by and among the Company, Harry Merger Sub, Inc., a New York corporation and a wholly-owned subsidiary of the Company ("Merger Sub"), PetCareRx and Jeanette Loeb (as representative of the PetCareRx equity holders). The Merger Agreement provided for the Company’s acquisition of PetCareRx pursuant to the merger of Merger Sub with and into PetCareRx, with PetCareRx as the surviving corporation. The aggregate purchase price consideration was $36.1 million and was provided from the Company's cash on hand.

The fair values of intangible assets acquired consist of a trade name, customer relationships, and developed technology, which were estimated by applying various discounted cash flow models such as the relief from royalty rate for the trade name, the multi-period excess earnings method for the customer relationships, and the cost to replace method for the developed technology. The fair value measurements were based on significant inputs that are not observable (Level 3). The assumptions made by management in determining the fair value of intangible assets included a discount rate of 12% based on the weighted average cost of capital.
Economic Conditions, Challenges, and Risks

Macroeconomic factors, including inflation, increased interest rates, significant capital market and supply chain volatility, and global economic and geopolitical developments, have direct and indirect impacts on our results of operations that are difficult to isolate and quantify. In addition, rising fuel, utility, and food costs, rising interest rates, and recessionary fears may impact customer demand and our ability to forecast consumer spending patterns. We also expect the current macroeconomic environment and enterprise customer cost optimization efforts to impact our revenue growth rates. We expect some or all of these factors to continue to impact our operations for the remainder of fiscal 2024.

Results of Operations
The following should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in our unaudited Condensed Consolidated Statements of (Loss) Income:

	Three Months Ended June 30,
	2023	2022

Sales	100.0%	100.0%
Cost of sales	71.2	71.6

Gross profit	28.8	28.4

Operating expenses:
General and administrative	20.2	13.3
Advertising	9.3	9.0
Depreciation and amortization	2.1	1.1
Total operating expenses	31.6	23.4

(Loss) income from operations	(2.8)	5.0

Total other income	1.4	0.4

(Loss) income before provision for income taxes	(1.4)	5.4

(Benefit) provision for income taxes	(0.1)	1.4

Net (loss) income	(1.3)%	4.0%
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

The following table presents a reconciliation of net income, the most directly comparable GAAP measure, to adjusted EBITDA for each of the periods indicated:
Reconciliation of Non-GAAP Measures
PetMed Express, Inc.
(Unaudited)

	Three Months Ended
($ in thousands, except percentages)	June 30, 2023	June 30, 2022	$ Change	% Change

Consolidated Reconciliation of GAAP Net Income to Adjusted EBITDA:

Net (loss) income	$(887)	$2,775	$(3,662)	(132)%

Add (subtract):
Share-based Compensation	$1,760	$1,536	$224	15%
Income Taxes	$(115)	$1,030	$(1,145)	(111)%
Depreciation and Amortization	$1,678	$753	$925	123%
Interest (Income)/Expense	$(620)	$(117)	$(503)	430%
Acquisition/Partnership Transactions and Other Items	$1,126	$355	$771	n/m
Employee Severance	$393	$–	$393	n/m

Adjusted EBITDA	$3,335	$6,332	$(2,997)	(47)%

Three Months Ended June 30, 2023 Compared With Three Months Ended June 30, 2022
Sales
Sales increased by approximately $8.1 million, or 11.5%, to approximately $78.2 million for the quarter ended June 30, 2023, compared to approximately $70.2 million for the quarter ended June 30, 2022. The increase in sales for the three months ended June 30, 2023 was due to to incremental sales from the combination of PetCareRx, growth in PetMeds new customer sales with an offset by declines in PetMeds reorder sales. .
We acquired approximately 86,000 new customers for the quarter ended June 30, 2023 compared to approximately 69,000 new customers for the quarter ended June 30, 2022. The following tables illustrates sales by various sales classifications:

	Three Months Ended June 30,
Revenue (In thousands)	2023	%	2022	%	$ Variance	% Variance

Reorder sales	$68,038	87.0%	$63,339	90.2%	$4,699	7.4%
New order sales	7,820	10.0%	6,848	9.8%	972	14.2%
Membership fees	2,386	3.0%	–	–%	2,386	–%

Total net sales	$78,244	100.0%	$70,187	100.0%	$8,057	11.5%

We remain encouraged by the adoption of our AutoShip program and have seen an increasingly positive trend over the last several quarters since we launched this program. For example, our quarterly AutoShip percentage was 48.7% of net sales for the most recent quarter ended June 30, 2023, up from 33.9% of net sales for the same period last year and up from 44.4% of net sales sequentially in the prior quarter. We have set a goal of generating approximately 50% of our PetMeds net sales via the AutoShip program in fiscal 2024.
Going forward, sales may be adversely affected due to increased competition and consumers giving more consideration to price. The changes in consumer behavior due to macroeconomic factors makes future sales somewhat challenging to predict. No guarantees can be made that sales will grow in the future. The majority of our product sales are affected by the seasons, due to the seasonality of mainly flea and tick and heartworm medications. For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2023, our sales were approximately 27%, 26%, 23%, and 24%, respectively, as a percentage of annual sales. For the quarters ended June 30, September 30, December 31, and March 31 of fiscal year 2022, our sales were approximately 29%, 25%, 22%, and 24%, respectively, as a percentage of annual sales.
Cost of sales
Cost of sales increased by approximately $5.5 million, or 10.9%, to approximately $55.7 million for the quarter ended June 30, 2023, from approximately $50.2 million for the quarter ended June 30, 2022. The cost of sales increase was primarily due to higher sales in the current period. As a percentage of sales, cost of sales was 71.2% and 71.6% for the quarters ended June 30, 2023 and 2022, respectively.
Gross profit
Gross profit increased by approximately $2.6 million, or 13.0%, to approximately $22.5 million for the quarter ended June 30, 2023, from approximately $19.9 million for the quarter ended June 30, 2022. Gross profit as a percentage of sales was 28.8% and 28.4% for the quarters ended June 30, 2023 and 2022, respectively. The gross profit and gross profit percentage increase for the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022 was primarily due to favorable rebates from the combination of PetCareRx.
General and administrative expenses
General and administrative expenses increased by approximately $6.4 million, or 68.0%, to approximately $15.7 million for the quarter ended June 30, 2023, from approximately $9.4 million for the quarter ended June 30, 2022. The increase to general and administrative expenses for the quarter ended June 30, 2023 was due to a $3.3 million increase in payroll expenses, of which $0.2 million is from increased stock compensation and $0.4 million from accrued severance, a $1.6 million increase of professional fees, of which $1.1 million were acquisition related costs, as well as a $0.6 million increase of software and systems expense, and a $0.8 million increase of variable and other overhead expenses primarily attributed to the combination of PetCareRx.
Advertising expenses
Advertising expenses increased by approximately $0.9 million, or 14.4%, to approximately $7.3 million for the quarter ended June 30, 2023, from approximately $6.3 million for the quarter ended June 30, 2022. The increase for the quarter can be attributed to higher media spend and increased agency fees. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $84 for the quarter ended June 30, 2023 compared to $91 for the quarter ended June 30, 2022. The decrease to customer acquisition costs for the quarter ended June 30, 2023, was due to more efficient variable marketing spend and a greater diversity of products offered creating economies of scope. The advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, spending, and price competition. Historically, the advertising environment fluctuates due to supply and demand. A more favorable advertising environment may positively impact future sales, whereas a less favorable advertising environment may negatively impact future sales. As a percentage of sales, advertising expense was 9.3% and 9.0% for the quarters ended June 30, 2023 and 2022, respectively. However, the advertising percentage may fluctuate quarter to quarter due to seasonality and advertising availability.
Depreciation and amortization
Depreciation and amortization expense was $1.7 million and $0.8 million for the quarters ended June 30, 2023 and June 30, 2022, respectively. This increase to depreciation and amortization expense for the quarter can be attributed to new property and equipment additions, as well as the intangibles acquired from PetCareRx that are being amortized subsequent to the prior period.
Other income
Other income increased to approximately $1.1 million for the quarter ended June 30, 2023 compared to approximately $0.3 million for the quarter ended June 30, 2022. The increase to other income for the quarter was primarily related to additional interest income as a result of higher interest rates, as well as increased rental income from PetCareRx. Interest income may decrease in the future based on several factors, including utilization of our cash balances towards quarterly dividend payments, on future investments or partnerships, or on our operating activities. Additionally, interest income could decrease if the current interest rate environment changes, or on our share repurchase plan, which has approximately $28.7 million remaining as of June 30, 2023.
Provision for income taxes
For the quarters ended June 30, 2023 and 2022, the Company recorded an income tax benefit of approximately $(0.1) million and a tax provision of approximately $1.0 million, respectively. The decrease in the tax provision for the three months ended June 30, 2023 is related to the utilization of net operating losses available made available due to the acquisition of PetCareRx. The effective tax rate for the quarter ended June 30, 2023 was approximately 11.5%, compared to approximately 27.1% for the quarter ended June 30, 2022. The decrease to the effective tax rate for the three months ended June 30, 2023 can be attributed to deductible expenses and net operating losses offsetting taxable income partially offset by an increase in state income tax.
Liquidity and Capital Resources
Our working capital at June 30, 2023 and March 31, 2023 was $48.5 million and $95.0 million, respectively. The $46.4 million decrease in working capital was primarily attributable to a decrease in cash to fund the $36.1 million PetCareRx acquisition, and a $10.2 millon increase in inventory in part related to the acquisition of PetCareRx. Net cash provided by operating activities was $0.6 million for the three months ended June 30, 2023, compared to cash provided by operating activities of $6.4 million for the three months ended June 30, 2022. This change is due to an increase in accounts payable and inventory in the three months ended June 30, 2023 than in the same period the prior year, as well as a decrease to net income. Net cash used in investing activities was $37.0 million for the three months ended June 30, 2023, compared to $6.0 million used in investing activities for the three months ended June 30, 2022. This change in investing activities is related to the PetCareRx acquisition, and increased property and equipment additions acquired in the three months ended June 30, 2023. Net cash used in financing activities was $6.1 million for the three months ended June 30, 2023 and the three months ended June 30, 2022, respectively, due to the payment of an aggregate of $0.30 per share dividend in each quarter.
As of June 30, 2023, we had approximately $28.7 million remaining under our share repurchase plan. On July 31, 2023, our Board of Directors declared a $0.30 per share dividend, with a August 14, 2023 record date and a August 18, 2023 payment date. The declaration and payment of future dividends is discretionary and will be subject to a determination by the Board of Directors each quarter. When considering whether to declare a dividend, our Board of Directors will take into account:

• Strategic uses of cash for growth initiatives;
• General economic and business conditions;
• Our financial condition and operating results;
• Our available cash and current and anticipated cash needs;
• Our capital requirements;

• Contractual, legal, tax and regulatory restrictions on the payment of dividends by us; and
• Such other factors as our Board of Directors may deem relevant.
As of June 30, 2023, we had $2.1 million in outstanding lease commitments assumed for the leases on two buildings occupied by PetCareRx. Other than foregoing leases, we are not currently bound by any material long - or short-term commitments for the purchase or lease of capital expenditures. Any material amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any future increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Our primary source of working capital is cash from operations. We presently have no need for alternative sources of working capital and have no commitments.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and cash equivalents. At June 30, 2023, we had $61.5 million in cash and cash equivalents, and the majority of our cash and cash equivalents generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and cash equivalents. It would also impact the market value of our cash and cash equivalents. Our cash and cash equivalents are subject to market risk, primarily interest rate and credit risk. Our cash and cash equivalents are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by maintaining cash in federally-insured bank deposit accounts and restricting cash equivalents to highly-liquid investments with maturities of three months or less. We do not hold any derivative financial instruments that could expose us to significant market risk. At June 30, 2023, we had no debt obligations.
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2023, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date, that our disclosure controls and procedures were effective as of June 30, 2023, subject to external audit testing.
Background
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
In our fiscal year end 2023 Form 10-K filed with the SEC we identified and disclosed a material weakness due to a lack of segregation of duties over the preparation, approval and posting of certain journal entries. Notwithstanding the foregoing, management believes, that the material weakness did not result in a material misstatement of our financial statements.
We immediately developed a remediation plan that included increasing resources and modifying processes to eliminate the lack of segregation of duties over the preparation, approval and posting of journal entries. This plan has been fully implemented as of the current quarter end. Subject to external audit testing of such plan, we believe this plan has remediated the material weakness mentioned above. We continue to be committed to maintaining a strong internal control environment and implementing measures designed to ensure a strong control environment.
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

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.
None.
ITEM 1A.    RISK FACTORS.
Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 for additional information concerning these and other uncertainties that could negatively impact the Company.There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.    OTHER INFORMATION.
During the three months ended June 30, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
The following exhibits are filed to correct the links that were incorporated in the Annual Report on Form 10-K or hereby incorporated by reference to exhibits previously filed with the SEC.
(10) Material Contracts

10.5 +	Restricted Stock Agreement with Mathew N. Hulett (incorporated by reference to Exhibit 10.2 to our Form 8-K filed August 30, 2021).***
10.6 +	Restricted Performance Stock Agreement with Mathew N. Hulett (incorporated by reference to Exhibit 10.3 to our Form 8-K filed August 30, 2021). ***

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.
**    Furnished herewith.
*** Correcting a previously provided inaccurate exhibit hyperlink.
+ Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PETMED EXPRESS, INC.

Date: August 1, 2023

By:	/s/ Mathew N. Hulett
Mathew N. Hulett

Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Christine Chambers
Christine Chambers

Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
PETMED EXPRESS, INC
________________________
FORM 10-Q
FOR THE QUARTER ENDED:
JUNE 30, 2023
________________________
EXHIBITS
________________________