Form 10-Q
period 2023-09-30
PETMED EXPRESS INC
filed 2023-10-31
CIK 1040130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,147,006 shares of Common Stock, $.001 par value per share, at October 31, 2023.

PART I - FINANCIAL INFORMATION
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, certain information in this Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, our results of operations, financial position and our business outlook, business trends and other information, may be forward-looking statements. You can identify these forward-looking statements by the words "believes," "intends," "expects," “might,” "may," "will," "should," "plans," "projects," "contemplates," "intends," "budgets," “potential,” "predicts," "estimates," "anticipates," “future,” “goal,” and variations of such words or similar expressions. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved, and actual future results may differ materially from what is expressed in or indicated by the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A, under the heading “Risk Factors,” in our Annual Report on Form 10-K for the year ended March 31, 2023, filed with the Securities and Exchange Commission (“SEC”), and under “Part II, Item 1A., Risk Factors” in this Quarterly Report on Form 10-Q. Such risk factors may be updated from time to time in our periodic filings with the SEC. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and a reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct, or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this Quarterly Report on Form 10-Q apply only as of the date of this Quarterly Report on Form 10-Q or as of the date they were made or as otherwise specified herein. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Investors and others should note that we use our websites (https://petmeds.com, https://petcarerx.com and https://www.investors.petmeds.com), as well as social media, press releases, SEC filings, public conference calls and webcasts, as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings, public conference calls and webcasts. The contents of our websites and social media posts, however, are not incorporated by reference into this Quarterly Report on Form 10-Q. Further, our references to website URLs in this filing are intended to be inactive textual references only.

NOTE REGARDING COMPANY REFERENCES

When used in this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise indicates, "PetMed Express," "PetMeds," "PetMed," "the Company," "we," "our," and "us" refers to PetMed Express, Inc. and its direct and indirect wholly owned subsidiaries, taken as a whole.

ITEM 1. CONDENSED FINANCIAL STATEMENTS.
PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	September 30, 2023	March 31, 2023
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$53,471	$104,086
Accounts receivable, less allowance for doubtful accounts of $44 and $35, respectively	2,174	1,740
Inventories - finished goods	18,902	19,023
Prepaid expenses and other current assets	9,656	4,719
Prepaid income taxes	1,457	1,883
Total current assets	85,660	131,451

Noncurrent assets:
Property and equipment, net	26,968	26,178
Intangible and other assets, net	17,181	5,860
Goodwill	22,451	–
Operating lease right-of-use assets, net	1,826	–
Deferred tax assets, net	5,185	628
Total noncurrent assets	73,611	32,666

Total assets	$159,271	$164,117

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$25,379	$25,208
Accrued expenses and other current liabilities	10,986	11,289
Current lease liabilities	757	–
Deferred revenue	3,573	–
Total current liabilities	40,695	36,497

Long-term lease liabilities	1,080	–
Other long-term liabilities	3,825	3,825

Total liabilities	45,600	40,322

Commitments and contingencies (Note 9)

Shareholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 2,500 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000,000 shares authorized; 21,147,006 and 21,084,302 shares issued and outstanding, respectively	21	21
Additional paid-in capital	21,765	18,277
Retained earnings	91,876	105,488

Total shareholders' equity	113,671	123,795

Total liabilities and shareholders' equity	$159,271	$164,117
See accompanying notes to unaudited condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(In thousands, except for share and per share amounts) (Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022

Sales	$70,999	$65,394	$149,243	$135,581
Cost of sales	50,937	46,943	106,655	97,187

Gross profit	20,062	18,451	42,588	38,394

Operating expenses:
General and administrative	13,278	10,753	28,989	20,104
Advertising	5,512	3,879	12,777	10,228
Depreciation and amortization	1,713	858	3,391	1,611
Total operating expenses	20,503	15,490	45,157	31,943

(Loss) income from operations	(441)	2,961	(2,569)	6,451

Other income:
Interest income, net	570	388	1,190	505
Other, net	254	261	760	459
Total other income	824	649	1,950	964

Income (loss) before provision for income taxes	383	3,610	(619)	7,415

Provision for income taxes	453	1,031	338	2,061

Net (loss) income	$(70)	$2,579	$(957)	$5,354

Net (loss) income per common share:
Basic	$(0.00)	$0.13	$(0.05)	$0.26
Diluted	$(0.00)	$0.13	$(0.05)	$0.26

Weighted average number of common shares outstanding:
Basic	20,382,979	20,261,114	20,357,752	20,234,904
Diluted	20,382,979	20,343,980	20,357,752	20,317,522

Cash dividends declared per common share	$0.30	$0.30	$0.60	$0.60
See accompanying notes to unaudited condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(957)	$5,354
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,391	1,611
Share based compensation	3,489	3,217
Deferred income taxes	(81)	(389)
Bad debt expense	36	66
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	(345)	257
Inventories - finished goods	3,237	(1,567)
Prepaid income taxes	426	86
Prepaid expenses and other current assets	(3,516)	(597)
Operating lease right-of-use assets, net	394	–
Accounts payable	(5,542)	(3,520)
Accrued expenses and other current liabilities	(943)	590
Lease liabilities	(383)	–
Deferred revenue	579	–
Net cash (used in) provided by operating activities	(215)	5,108

Cash flows from investing activities:
Purchase of minority interest investment in Vetster	–	(5,000)
Acquisition of PetCareRx, net of cash acquired	(35,859)	–
Purchases of property and equipment	(2,137)	(2,336)
Net cash used in investing activities	(37,996)	(7,336)

Cash flows from financing activities:
Dividends paid	(12,404)	(12,306)
Net cash used in financing activities	(12,404)	(12,306)

Net decrease in cash and cash equivalents	(50,615)	(14,534)
Cash and cash equivalents, at beginning of period	104,086	111,080

Cash and cash equivalents, at end of period	$53,471	$96,546

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$–	$2,560

Dividends payable in accrued expenses	$1,513	$856
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
Founded in 1996, the Company’s executive headquarters offices are located in Delray Beach, Florida. The Company’s fiscal year end is March 31, and references herein to fiscal 2024 or fiscal 2023 refer to the Company's fiscal years ending March 31, 2024 and 2023, respectively.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at September 30, 2023, the Statements of (Loss) Income for the three and six months ended September 30, 2023 and 2022, and Cash Flows for the six months ended September 30, 2023 and 2022. The results of operations for the three and six months ended September 30, 2023 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2024. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023. The unaudited condensed consolidated financial statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
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
Deferred Revenue
Deferred revenue is recorded when payments are received or due in advance of performing our service obligations and revenue is recognized over the service period. Deferred revenue represents prepayments of PetPlus memberships with PetCareRx, Inc. (“PetCareRx”). The total deferred revenue as of September 30, 2023 for these memberships was $3.6 million. Memberships provide discounted pricing, free standard shipping, veterinary telehealth services and local Caremark Pharmacy prescription pickup. The membership fee is an annual charge and automatically renews one year from the initial enrollment date. The Company generally recognizes the revenue ratably over the term of the membership.
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
Intangible Assets
The Company acquired definite-lived intangible assets in the acquisition (see Note 3) that will be amortized based on their estimated useful lives in accordance with ASC Topic 350 (“Goodwill and Other Intangible Assets”). These definite-lived intangible assets are being amortized over periods ranging from three to seven years. Acquired trade name is not being amortized and is subject to an annual review for impairment consistent with the existing intangible assets in fiscal 2024.
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
Membership fees represent the amounts recognized periodically from two membership models. The first is the PetPlus membership for PetCareRx customers, the second is a partner membership provided through PetCareRx. These memberships provide discounted pricing, free standard shipping, veterinary telehealth services and local Caremark Pharmacy prescription pickup which represent a single stand-ready performance obligation to provide these benefits. The PetPlus membership fee is an upfront annual charge and automatically renews one year from the initial enrollment date. The Company recognizes the revenue ratably over the term of the PetPlus membership which is generally one year. As shown in the following table, under the PetPlus program, the Company recognized $1.7 million and $3.5 million of previously deferred annual membership fees in the three and six months ended September 30, 2023, respectively, and had $3.6 million of deferred revenue as of the quarter ended September 30, 2023 (amounts in millions).

2023
Deferred revenue, March 31,	$–
Deferred revenue acquired with PetCareRx	3.0
Deferred memberships fees received	2.0
Deferred membership fee revenue recognized	(1.8)
Deferred revenue, June 30,	3.2
Deferred memberships fees received	2.1
Deferred membership fee revenue recognized	(1.7)
Deferred revenue, September 30,	3.6
In addition to annual membership fees earned under the PetPlus program, the Company also earns membership fees on a month-to-month basis under its PetCareRx partner membership program. For the three and six months ended September 30, 2023, membership fees earned under the partner program were $0.7 million and $1.3 million, respectively.
The Company has no material contract asset or liability balances at September 30, 2023 and March 31, 2023, respectively.
The Company disaggregates sales in the following categories: reorder sales vs new order sales vs membership fees. The following table illustrates sales in those categories:

	Three Months Ended September 30,				Increase (Decrease)
Revenue (in thousands)	2023	%	2022	%	$	%

Reorder sales	$62,403	87.9%	$59,729	91.3%	$2,674	4.5%
New order sales	6,172	8.7%	5,665	8.7%	507	8.9%
Membership fees	2,424	3.4%	–	–%	2,424	–%

Total net sales	$70,999	100.0%	$65,394	100.0%	$5,605	8.6%

	Six Months Ended September 30,				Increase (Decrease)
Revenue (in thousands)	2023	%	2022	%	$	%

Reorder sales	$130,441	87.4%	$123,068	90.8%	$7,373	6.0%
New order sales	13,992	9.4%	12,513	9.2%	1,479	11.8%
Membership fees	4,810	3.2%	–	–%	4,810	–%

Total net sales	$149,243	100.0%	$135,581	100.0%	$13,662	10.1%

Note 3: Acquisition

On April 3, 2023, the Company acquired 100% of the issued and outstanding equity interests of PetCareRx, a New York corporation and a leading supplier of pet food, pet medications, and supplies. The acquisition was completed pursuant to an Agreement and Plan of Merger ("Merger Agreement") by and among the Company, Harry Merger Sub, Inc., a New York corporation and a wholly-owned subsidiary of the Company ("Merger Sub"), PetCareRx and Jeanette Loeb (as representative of the PetCareRx equity holders). The Merger Agreement provided for the Company’s acquisition of PetCareRx pursuant to the merger of Merger Sub with and into PetCareRx, with PetCareRx as the surviving corporation. The aggregate purchase price consideration was $36.1 million and was funded from the Company's cash on hand.

The acquisition of PetCareRx allowed the Company to significantly expand its product catalog, most notably in non-medication products, including food. In addition, PetCareRx brings increased distribution capability.

The Company recognized preliminary goodwill of approximately $22.5 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of the identifiable assets acquired. Goodwill recognized in the transaction represent synergies or scale achieved by significantly increasing the customer base without adding corresponding levels of additional overhead, the value of additional vendor relationships, including the food manufacturing relationships, a broader product catalog, and an assembled and experienced workforce. These items represent intangible assets that do not qualify for separate recognition. No goodwill is deductible for tax purposes. During the three months ended September 30, 2023, the Company recorded a $1.7 million increase to goodwill with an offsetting decrease to net deferred tax assets. The adjustment is related to revisions of the calculation of deferred tax assets and liabilities acquired in the acquisition.

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

As a result of the acquisition, the Company performed an Internal Revenue Code Section 382 analysis to determine if the net operating losses carried forward will have a utilization limitation. Refer to Note 11 for further discussion.

The table below outlines the purchase price allocation of the purchase for PetCareRx to the acquired identifiable assets, liabilities assumed and goodwill (in thousands):

Cash and cash equivalents	$220
Accounts receivable, net	125
Other receivables	506
Inventory	3,116
Other current assets	835
Property and equipment	1,065
Deferred tax assets, net	4,476
Goodwill	22,451
Intangible assets, net	12,300
Right of use assets	2,220
Other assets	80
Total assets	47,394
Accounts payable	5,713
Accrued liabilities	131
Deferred revenue	2,993
Other current liabilities	258
Lease liabilities	2,220
Total liabilities	11,315
Total purchase consideration	$36,079

The Company incurred a total of $1.7 million in acquisition related costs that were expensed as incurred and recorded in general and administrative expenses in the Company’s unaudited Condensed Consolidated Statements of (Loss) Income, of which $0.5 million was recorded in fiscal year 2023. These costs include banking, legal, accounting, and consulting fees related to the acquisition.

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

The supplemental pro forma financial information for the prior period six months ended September 30, 2022 is as follows (in thousands):

Six Months Ended September 30, 2022
(unaudited)
Revenue	$157,634
Net income	1,980

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
The following is a reconciliation of the numerators and denominators of the basic and diluted net (loss) income per share computations for the periods presented (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income (numerator):
Net (loss) income	$(70)	$2,579	$(957)	$5,354

Shares (denominator):
Weighted average number of common shares outstanding used in basic computation	20,382,979	20,261,114	20,357,752	20,234,904
Common shares issuable upon vesting of restricted stock	–	72,741	–	72,493
Common shares issuable upon conversion of preferred shares	–	10,125	–	10,125
Shares used in diluted computation	20,382,979	20,343,980	20,357,752	20,317,522

Net (loss) income per common share:

Basic	$(0.00)	$0.13	$(0.05)	$0.26
Diluted	$(0.00)	$0.13	$(0.05)	$0.26
For the quarter ended September 30, 2023 and 2022, 387,357 and 261,228 shares issuable upon vesting of restricted stock and 10,125 and zero shares issuable upon conversion of preferred shares, respectively, were excluded from the computation of diluted net (loss) income per common share, as their inclusion would have had an anti-dilutive effect on diluted net (loss) income per common share. For the six months ended September 30, 2023 and 2022, 402,872 and 261,228 shares issuable upon vesting of restricted stock and 10,125 and zero shares issuable upon conversion of preferred shares, respectively, were excluded from the computation of diluted net (loss) income per common share, as their inclusion would have had an anti-dilutive effect on diluted net (loss) income per common share.
Note 5:    Stock-Based Compensation
The Company records compensation expense associated with restricted stock in accordance with ASC Topic 718 (“Compensation - Stock Compensation”). The Company had 962,240 common shares issued under the 2016 Employee Equity Compensation Restricted Stock Plan (the “2016 Employee Plan”) (which 2016 Employee Plan was succeeded by the 2022 Employee Plan in April 2023, and no further awards will be granted under the 2016 Employee Plan), 75,742 common shares issued under the 2022 Employee Equity Compensation Plan (as amended) (the “2022 Employee Plan”), and 225,251 common shares issued under the 2015 Outside Director Equity Compensation Plan (as amended) (the “2015 Director Plan”). At September 30, 2023, all shares were issued with service-based vesting conditions which vest subject to the employee's continued employment with the Company or the director’s continued directorship with the Company through the applicable vesting date. The Company records stock-based compensation expense for these awards on a straight-line basis over the requisite service period. The Company reverses stock-based compensation expense previously recorded upon forfeiture of unvested awards except for restricted shares with a market condition issued to the Chief Executive Officer (“CEO”) and performance stock units (“PSUs”) with a market condition issued to the Chief Financial

Officer (“CFO”) as described in the following paragraphs. Stock-based compensation expense previously recorded for these awards will not be reversed if the awards are forfeited.
In June 2023, the Board of Directors amended and restated the 2015 Director Plan and the 2022 Employee Plan (collectively, the "Plans") to include the ability to grant restricted stock units ("RSUs") and performance stock units ("PSUs") under the Plans. The amendments and restatement of the Plans did not increase the maximum number of shares of common stock that may be awarded under the Plans. At September 30, 2023, the Company had 55,380 RSUs and 12,000 PSUs granted under the 2022 Employee Plan and 30,000 RSUs granted under the 2015 Director Plan.
In August 2021, the Company issued 90,000 restricted shares and 510,000 restricted shares with a market condition to the Company’s CEO, in accordance with the CEO’s employment agreement, under the 2016 Employee Plan. The restricted shares with a market condition vest based on achieving absolute stock hurdles within the three-year period from the grant date. If the shares meet the absolute stock price hurdle, they will only vest on the third anniversary of the date of grant. As of September 30, 2023, none of the performance stock hurdles were met.
In June 2023, the Company granted the Company's CFO 11,750 RSUs under the 2022 Employee Plan, of which 3,750 RSUs were awarded in recognition of the CFO’s contributions during fiscal year 2023 and the remaining 8,000 awarded as a part of the equity award cycle for fiscal year 2024. One-third of the RSUs will vest on each of the first three anniversaries of the date of grant, subject to the CFO’s continued employment with the Company through the applicable vesting date, with any unvested RSUs being forfeited upon the CFO ceasing to be an employee of the Company. Also in June 2023, the CFO was awarded 8,000 PSUs with a market condition. The CFO will earn shares of our common stock pursuant to the PSUs based on the Company’s total shareholder return (“TSR”) relative to the S&P 600 Specialty Retail Index (“Index”) over an overall three-year performance period consisting of the 2024 through 2026 fiscal years, as follows:

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
The Company issued zero shares of restricted stock to employees under the 2022 Employee Plan during the quarter ended September 30, 2023. The Company issued zero shares of restricted stock and 30,000 RSUs to board members under the 2015 Director Plan during the quarter ended September 30, 2023. For the quarters ended September 30, 2023 and 2022, the Company recognized $1.7 million and $1.7 million, respectively, of compensation expense related to the 2016 Employee Plan, 2022 Employee Plan, and 2015 Director Plan. For the six months ended September 30, 2023 and 2022, the Company recognized $3.5 million and $3.2 million, respectively, of compensation expense related to the 2016 Employee Plan, 2022 Employee Plan, and 2015 Director Plan. At September 30, 2023 and 2022 there was $7.7 million and $12.2 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the next one to three years. All stock-based compensation expense is recognized as a payroll-related expense and it is included within the general and administrative expenses line item within the Company’s unaudited Consolidated Statements of (Loss) Income, and the offset is included in the additional paid-in capital line item of the Company’s unaudited Condensed Consolidated Balance Sheets. As of September 30, 2023 and 2022, there were 725,529 and 776,928 non-vested restricted shares issued and outstanding, respectively.
Restricted Stock Awards
The fair value assigned to restricted stock awards is the market price of the Company’s stock at the grant date. The vesting period range from one to three years. Restricted stock award activity under the 2016 Employee Plan, 2022 Employee Plan, and 2015 Director Plan was as follows:

	2015 Director Plan	2016 Employee Plan	2022 Employee Plan	Total	Weighted-Average Grant Date Fair Value
Non-vested restricted stock outstanding at March 31, 2023	68,629	684,200	–	752,829	$27.73
Granted and issued	1,623	12,400	75,742	89,765	$16.06
Vested	(28,585)	(61,419)	–	(90,004)	$27.21
Forfeited	(17,127)	(9,934)	–	(27,061)	$26.47
Balance at September 30, 2023	24,540	625,247	75,742	725,529	$24.01

Restricted Stock Units
The fair value assigned to RSUs is the market price of the Company’s stock on the grant date. The vesting period for employees and members of the Board of Directors ranges from one to three years.

RSU activity under the Plans was as follows:

	RSUs	Weighted-Average Grant Date Fair Value Per RSU
Balance at March 31, 2023	–	$–
Granted	85,380	$12.66
Vested and issued	–	$–
Forfeited	–	$–
Balance at September 30, 2023	85,380	$12.66

The total grant-date fair value of RSUs granted during the quarters ended September 30, 2023 and 2022 was $0.9 million and zero, respectively. The total grant-date fair value of RSUs granted during the six months ended September 30, 2023 and 2022 was $1.1 million and zero, respectively.

For the three months ended September 30, 2023 and 2022, the Company recorded stock-based compensation related to RSUs of $0.1 million and zero, respectively. For the six months ended September 30, 2023 and 2022, the Company recorded stock-based compensation related to RSUs of $0.1 million and zero, respectively.

Performance Stock Units

The fair value assigned to PSUs is determined using the market price of the Company’s stock on the grant date for awards with a performance condition, and by using a Monte Carlo simulation for awards with a market condition. PSUs with a performance condition vest over one year. PSUs with a market condition vest over three years. Stock-based compensation costs associated with PSUs with a performance condition are re-assessed each reporting period based upon the estimated performance attainment on the reporting date until the performance conditions are met. The ultimate number of shares of common stock that are issued to an employee is the result of the actual performance of the Company at the end of the performance period compared to the performance targets and generally ranges from 0% to 200% of the initial PSU grant.

PSU activity under the Plans was as follows:

	PSUs	Weighted-Average Grant Date Fair Value Per PSU
Balance at March 31, 2023	–	$–
Granted	12,000	$11.35
Vested and issued	–	$–
Forfeited	–	$–
Performance adjustment	–	$–
Balance at September 30, 2023	12,000	$11.35

The total grant-date fair value of PSUs granted during the quarters ended September 30, 2023 and 2022 was zero for both periods. The total grant-date fair value of PSUs granted during the six months ended September 30, 2023 and 2022 was $0.1 million and zero, respectively.

For the three months ended September 30, 2023 and 2022, the Company recorded stock-based compensation related to PSUs of zero for both periods. For the six months ended September 30, 2023 and 2022, the Company recorded stock-based compensation related to PSUs of zero for both periods.

Note 6:    Fair Value
The Company carries cash and cash equivalents at fair value in the unaudited Condensed Consolidated Balance Sheets. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. ASC Topic 820 (“Fair Value Measurement”) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:
Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.
Level 3 - Unobservable inputs which are supported by little or no market activity.
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. At September 30, 2023 and March 31, 2023, the Company had invested the majority of its $53.5 million and $104.1 million cash and cash equivalents balance in money market funds which are classified within Level 1.

Note 7: Intangible and Other Assets, Net

Intangible assets and other assets, net consisted of the following (in thousands):

	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
September 30, 2023
Intangible Assets
Toll-free telephone number	Indefinite	$375	$–	$375	Indefinite
Internet domain names	Indefinite	485	–	485	Indefinite
Trade Names - PetCareRx	Indefinite	2,600	–	2,600	Indefinite
Customer Relationships -PetCareRx	7 years	6,700	(479)	6,221	6.75
Developed Technology - PetCareRx	3 years	3,000	(500)	2,500	2.75
		$13,160	$(979)	$12,181
Other Assets
Initial minority interest investment in Vetster	N/A	5,000	–	5,000	N/A

Balance September 30, 2023		$18,160	$(979)	$17,181

March 31, 2023
Intangible Assets
Toll-free telephone number	Indefinite	$375	$–	$375	Indefinite
Internet domain names	Indefinite	485	–	485	Indefinite
		$860	$–	$860
Other Assets
Initial minority interest investment in Vetster	N/A	5,000	–	5,000	N/A

Balance March 31, 2023		$5,860	$–	$5,860

Amortization expense for intangible assets was $0.5 million and for the three months ended September 30, 2023 and 2022, respectively. Amortization expense for intangible assets was $1.0 million and zero for the six months ended September 30, 2023 and 2022, respectively. The indefinite life intangibles are not being amortized and are subject to an annual review for impairment in accordance with the ASC Topic 350 (“Goodwill and Other Intangible Assets”).
On April 19, 2022, the Company engaged in a three-year partnership agreement with Vetster Inc. (“Vetster”), a Canadian veterinary telehealth company. The Company also purchased a 5% minority interest in Vetster in the amount of $5.0 million and received warrants for additional equity in Vetster, which are tied to future performance milestones. Under the terms of the agreement, the Company became the exclusive e-commerce provider for Vetster, and Vetster became the exclusive provider of telehealth and telemedicine services to the Company. The minority interest investment is being valued on the cost basis and the investment will be evaluated periodically for any impairment. In October 2023, the Company purchased additional shares in Vetster in the amount of $0.3 million (see Note 12).

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
Discount Rate and Lease Term
As of September 30, 2023, the weighted average remaining lease term and discount rate for the Company’s operating leases were 3.2 years and 3.8%, respectively. As the rate implicit in the lease is generally not readily determinable for the Company’s operating leases, the Company uses its estimated incremental borrowing rate based on the information available at the date of acquisition, April 3, 2023, in determining the present value of future payments.
Lease Costs and Activity
The Company’s lease costs as recorded in the general and administrative costs and activity for the six months ended September 30, 2023 are as follows (in thousands):

Lease cost	Six Months Ended September 30, 2023
Operating lease cost - fixed	$431
Operating lease costs - variable	28
Total lease cost	$459
Supplemental cash flow information for the six months ended September 30, 2023 are as follows (in thousands):

Six Months Ended September 30, 2023
Cash paid for the amounts included in the measurement of operating lease liabilities	$419
Right-of-use assets obtained in exchange for new operating lease liabilities as a result of acquisition	$2,220
Maturity of Lease Liabilities
The maturity of the Company’s lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on the Company’s unaudited Condensed Consolidated Balance Sheet as of September 30, 2023 were as follows (in thousands):

September 30, 2023
Six months ending March 31, 2024	$412
2025	501
2026	488
2027	502
2028	42
Total lease payments	1,945
Less: Imputed Interest	(108)
Present value of lease liabilities	$1,837
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
Sales Tax
On June 21, 2018, the United States Supreme Court rendered a decision in South Dakota v. Wayfair, Inc., holding that a state may require a remote seller with no physical presence in the state to collect and remit sales tax on goods and services provided to purchasers in the state, overturning certain existing court precedent. The Company has evaluated its state tax filings with respect to the Wayfair decision and currently collects and remits applicable sales taxes in all jurisdictions in which it has a physical presence or it believes nexus exists. During the year ended March 31, 2023, the Company received an assessment for sales tax; based upon this, the Company evaluated the various jurisdictions for additional exposure and recorded an increase of $7.8 million for potential sales tax exposure as of March 31, 2023. As of September 30, 2023, the company paid $0.7 million related to sales tax from prior periods and reversed $0.3 million related to sales tax reserve based on sales tax settlements with states. The Company reported a sales tax reserve as at September 30, 2023 of $6.8 million. The Company included $4.0 million and $3.0 million in the "Accrued expenses and other current liabilities" line item and $3.8 million and $3.8 million in the "Other long-term liabilities" line item in the audited Condensed Consolidated Balance Sheet as of March 31, 2023 and the unaudited Condensed Consolidated Balance Sheet as of September 30, 2023, respectively.

Note 10:     Changes in Shareholders’ Equity:
Changes in Shareholders’ Equity for the six months ended September 30, 2023 is summarized below (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings
Beginning balance at March 31, 2023:	$21	$18,277	$105,488
Share based compensation	—	1,760	—
Dividends declared	—	—	(6,346)
Net loss	—	—	(887)
Ending balance at June 30, 2023:	$21	$20,037	$98,255
Share based compensation	—	1,729	—
Dividends declared	—	—	(6,309)
Net loss	—	—	(70)
Ending balance at September 30, 2023:	$21	$21,766	$91,876
Changes in Shareholders’ Equity for the six months ended September 30, 2022 is summarized below (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings
Beginning balance at March 31, 2022:	$21	$11,660	$130,496
Share based compensation	—	1,536	—
Dividends declared	—	—	(6,297)
Net income	—	—	2,775
Ending balance at June 30, 2022	$21	$13,196	$126,974
Share based compensation	—	1,681	—
Dividends declared	—	—	(6,307)
Net income	—	—	2,579
Ending balance at September 30, 2022	$21	$14,877	$123,246
There were no shares of common stock that were purchased or retired in the six months ended September 30, 2023 or 2022. At September 30, 2023, the Company had approximately $28.7 million remaining under the Company’s share repurchase plan.
Note 11: Income Taxes
For the quarters ended September 30, 2023 and 2022, the Company recorded an income tax provision of approximately $0.5 million and an income tax provision of approximately $1.0 million, respectively, and for the six months ended September 30, 2023 and 2022 the Company recorded an income tax provision of approximately $0.3 million and an income tax provision of approximately $2.1 million, respectively. The decrease in the income tax provision for the three and six months ended September 30, 2023 is related to the utilization of net operating losses available related to the acquisition of PetCareRx. The effective tax rate for the quarter ended September 30, 2023 was approximately 118.3%, compared to approximately 28.6% for the quarter ended September 30, 2022, and the effective tax rate for the six months ended September 30, 2023 was approximately (54.6)% compared to approximately 27.8%. The increase to the effective tax rate for the three months ended September 30, 2023 can be attributed to net operating losses offsetting taxable income, partially offset by an increase in state income tax. The decrease to the effective tax rate for the six months ended September 30, 2023 can be attributed to non-deductible items and an increase in state income tax.
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

As a result of the acquisition, the Company performed a Section 382 analysis to determine if the net operating losses carried forward will have a utilization limitation. Any limitation may result in the expiration of a portion of the federal net operating loss carryforward before utilization, which would reduce the Company's gross deferred tax assets. As of April 3, 2023, and prior to the acquisition, PetCareRx had approximately $96.0 million of net operating losses and $1.9 million of disallowed interest expense. The results of the preliminary Section 382 analysis determined the net operating losses and disallowed interest expense in total, would be limited and reduced to approximately $33.0 million.
Note 12:     Subsequent Events
On October 3, 2023, the Company purchased additional shares in Vetster in the amount of $0.3 million. This increases the minority interest investment disclosed in Note 7 to $5.3 million. Following this round, it will change the Company’s minority ownership to approximately 4.8% of Vetster’s outstanding shares.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, and our Annual Report on Form 10-K for the year ended March 31, 2023.
Certain information in this Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You can identify these forward-looking statements by the words "believes," "intends," "expects," "may," "will," "should," "plans," "projects," "contemplates," "intends," "budgets," "predicts," "estimates," "anticipates," or similar expressions. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2023 under the heading “Risk Factors.” A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

When used in this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise indicates, "PetMed Express," "PetMeds," "PetMed," "the Company," "we," "our," and "us" refers to PetMed Express, Inc. and its direct and indirect wholly owned subsidiaries, taken as a whole.
Executive Summary
PetMed Express, Inc. and subsidiaries, d/b/a PetMeds®, is a leading nationwide direct-to-consumer pet pharmacy and online provider of prescription and non-prescription medications, food, supplements, supplies and vet services for dogs, cats and horses. PetMeds markets and sells directly to consumers through its websites, toll-free numbers, and mobile applications. We offer consumers an attractive option for obtaining pet medications, foods, and supplies in terms of convenience, price, speed of delivery, and valued customer service.
Founded in 1996, our executive headquarters offices are located at 420 South Congress Avenue, Delray Beach, Florida 33445, and our telephone number is (561) 526-4444. We have a March 31 fiscal year end.
Presently, our product line includes approximately 15,000 of the most popular pet medications, health products, food and supplies for dogs, cats, and horses. Approximately 9,000 of these items were part of the April 2023 acquisition of PetCareRx.
We market our products through national advertising campaigns and social media which aim to increase the recognition of the “PetMeds®” brand name, increase traffic on our websites at www.petmeds.com and www.petcarerx.com, acquire new customers, and maximize repeat purchases. Our sales consist of products sold mainly to retail consumers. The average purchase was approximately $94 for the quarter ended September 30, 2023, approximately $93 for the quarter ended September 30, 2022, approximately $95 for the six months ended September 30, 2023 and approximately $94 for the six months ended September 30, 2022.
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

Revenue recognition
We account for revenue under Accounting Standards Codification ("ASC") Topic 606 ("Revenue from Contracts with Customers") and generate revenue by selling pet medication products and pet supplies mainly to retail customers. Certain pet supplies offered on our website are drop shipped to customers. We consider ourself the principal in the arrangement because we control the specified good before it is transferred to the customer. Revenue contracts contain one performance obligation, which is delivery of the product; customer care and support is deemed not to be a material right to the contract. The transaction price is adjusted at the date of sale for any applicable sales discounts and an estimate of product returns, which are estimated based on historical patterns, however this is not considered a key judgment. There are no amounts excluded from the variable consideration. Revenue is recognized when control transfers to the customer at the point in time in which the shipment of the product occurs. This key judgment is determined as the shipping point, which represents the point in time where we have a present right to payment, title has transferred to the customer, and the customer has assumed the risks and rewards of ownership.
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
Membership fees represent the amounts recognized periodically from the PetPlus memberships provided through PetCareRx. In addition to annual membership fees earned under the PetPlus program, we also earns membership fees on a month-to-month basis as earned under our monthly partner program. Memberships provide wholesale pricing, free standard shipping, veterinary telehealth services and local Caremark Pharmacy prescription pickup. The PetPlus membership fee is an annual charge and automatically renews one year from the initial enrollment date. We recognize the revenue ratably over the term of the membership which is generally one year.
We maintain an allowance for doubtful accounts for losses that we estimate will arise from customers’ inability to make required payments, arising from either credit card chargebacks or insufficient funds checks. We determine our estimates of the uncollectibility of accounts receivable by analyzing historical and current bad debts and economic trends in compliance with the provisions of ASC Topic 326 ("Financial Instruments - Credit Losses"). The allowance for doubtful accounts was approximately $44 thousand at September 30, 2023, compared to $35 thousand at March 31, 2023.
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

Acquisition

On April 3, 2023, we acquired 100% of the issued and outstanding equity interests of PetCareRx, Inc. (“PetCareRx”), a New York corporation and a leading supplier of pet food, pet medications, and supplies. The acquisition was completed pursuant to an Agreement and Plan of Merger ("Merger Agreement") by and among us, Harry Merger Sub, Inc., a New York corporation and a wholly-owned subsidiary of the Company ("Merger Sub"), PetCareRx and Jeanette Loeb (as representative of the PetCareRx equity holders). The Merger Agreement provided for our acquisition of PetCareRx pursuant to the merger of Merger Sub with and into PetCareRx, with PetCareRx as the surviving corporation. The aggregate purchase price consideration was $36.1 million and was funded from our cash on hand.

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
As a result of the acquisition, we performed an Internal Revenue Code Section 382 analysis to determine if the net operating losses carried forward will have a utilization limitation. Any limitation may result in the expiration of a portion of the federal net operating loss carryforward before utilization, which would reduce our gross deferred tax assets. As of April 3, 2023, and prior to the acquisition, PetCareRx had approximately $96.0 million of net operating losses and $1.9 million of disallowed interest expense. The results of the Section 382 analysis determined the net operating loss and disallowed interest expense in total, would be limited and reduced to $33.0 million.
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

Results of Operations
The following should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in our unaudited Condensed Consolidated Statements of (Loss) Income:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.7	71.8	71.5	71.7

Gross profit	28.3	28.2	28.5	28.3

Operating expenses:
General and administrative	18.7	16.5	19.4	14.9
Advertising	7.8	5.9	8.6	7.5
Depreciation and amortization	2.4	1.3	2.3	1.2
Total operating expenses	28.9	23.7	30.3	23.6

(Loss) income from operations	(0.6)	4.5	(1.8)	4.7

Total other income	1.2	1.0	1.3	0.7

Income (loss) before provision for income taxes	0.6	5.5	(0.5)	5.4

Provision for income taxes	0.6	1.6	0.2	1.5

Net (loss) income	—%	3.9%	(0.7)%	3.9%
Non-GAAP Financial Measures
Adjusted EBITDA
To provide investors and the market with additional information regarding our financial results, we have disclosed (see below) adjusted EBITDA, a non-GAAP financial measure that we calculate as net income excluding share-based compensation expense, depreciation and amortization, income tax provision, interest income (expense), and other non-operational expenses. We have provided reconciliations below of net income to adjusted EBITDA, the most directly comparable GAAP financial measures.
We have included adjusted EBITDA herein because it is a key measure used by our management and Board of Directors to evaluate our operating performance, generate future operating plans, and make strategic decisions regarding the allocation of capital. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates operating performance comparability across reporting periods by removing the effect of non-cash expenses and other expenses. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors.
We believe it is useful to exclude non-cash charges, such as share-based compensation expense, depreciation and amortization from our adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. We believe it is useful to exclude income tax provision and interest income (expense), as neither are components of our core business operations. We also believe that it is useful to exclude other non-operational expenses, including the investment banking fee related to the Vetster partnership, acquisition costs related to PetCareRx, employee severance and estimated state sales tax accrual as these items are not indicative of our ongoing operations. Adjusted EBITDA has limitations as a financial measure, and these non-GAAP measures should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
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

The following tables present a reconciliation of net income, the most directly comparable GAAP measure, to adjusted EBITDA for each of the periods indicated:

	Three Months Ended		Increase (Decrease)
($ in thousands, except percentages)	September 30, 2023	September 30, 2022	$	%

Consolidated Reconciliation of GAAP Net (Loss) Income to Adjusted EBITDA:

Net (loss) income	$(70)	$2,579	$(2,649)	(103)%

Add (subtract):
Share-based Compensation	1,729	1,682	47	3%
Income Taxes	453	1,031	(578)	(56)%
Depreciation and Amortization	1,713	858	855	100%
Interest Income, net	(570)	(388)	(182)	47%
Acquisition/Partnership Transactions and Other Items	168	–	168	n/m
Employee Severance	15	364	(349)	(96)%
State Sales Tax Accrual	(268)	925	(1,193)	(129)%

Adjusted EBITDA	$3,170	$7,051	$(3,881)	(55)%

	Six Months Ended		Increase (Decrease)
($ in thousands, except percentages)	September 30, 2023	September 30, 2022	$	%

Consolidated Reconciliation of GAAP Net (Loss) Income to Adjusted EBITDA:

Net (loss) income	$(957)	$5,354	$(6,311)	n/m

Add (subtract):
Share-based Compensation	3,489	3,218	271	8%
Income Taxes	338	2,061	(1,723)	(84)%
Depreciation and Amortization	3,391	1,611	1,780	110%
Interest Income, net	(1,190)	(505)	(685)	136%
Acquisition/Partnership Transactions and Other Items	1,294	355	939	265%
Employee Severance	408	364	44	12%
State Sales Tax Accrual	(268)	925	(1,193)	n/m

Adjusted EBITDA	$6,505	$13,383	$(6,878)	(51)%

Three Months Ended September 30, 2023 Compared With Three Months Ended September 30, 2022 and Six Months Ended September 30, 2023 Compared With Six Months Ended September 30, 2022
Sales
Sales increased by approximately $5.6 million, or 8.6%, to approximately $71.0 million for the quarter ended September 30, 2023, compared to approximately $65.4 million for the quarter ended September 30, 2022. Sales increased by approximately $13.7 million, or 10.1%, to approximately $149.2 million for the six months ended September 30, 2023, compared to approximately $135.6 million for the six months ended September 30, 2022. The increase in sales for the three and six months ended September 30, 2023 was due to incremental sales and membership fees from the integration of PetCareRx and growth in PetMeds new customer sales, partially offset by declines in PetMeds reorder sales.
We acquired approximately 76,000 new customers for the quarter ended September 30, 2023 compared to approximately 61,000 new customers for the quarter ended September 30, 2022. We acquired approximately 162,000 new customers for the six months ended September 30, 2023 compared to approximately 130,000 new customers for the six months ended September 30, 2022. The following tables illustrates sales by various sales classifications:

	Three Months Ended September 30,				Increase (Decrease)
Revenue (In thousands)	2023	%	2022	%	$	%

Reorder sales	$62,403	87.9%	$59,729	91.3%	$2,674	4.5%
New order sales	6,172	8.7%	5,665	8.7%	507	8.9%
Membership fees	2,424	3.4%	–	–%	2,424	–%

Total net sales	$70,999	100.0%	$65,394	100.0%	$5,605	8.6%

	Six Months Ended September 30,				Increase (Decrease)
Revenue (In thousands)	2023	%	2022	%	$	%

Reorder sales	$130,441	87.4%	$123,068	90.8%	$7,373	6.0%
New order sales	13,992	9.4%	12,513	9.2%	1,479	11.8%
Membership fees	4,810	3.2%	–	–%	4,810	–%

Total net sales	$149,243	100.0%	$135,581	100.0%	$13,662	10.1%

We remain encouraged by the adoption of our AutoShip program and have seen an increasingly positive trend over the last several quarters since we launched this program. For example, our quarterly AutoShip percentage was 51.0% of net sales for the most recent quarter ended September 30, 2023, up from 38.9% of net sales for the same period last year and up from 48.7% of net sales sequentially in the prior quarter.
Going forward, sales may be adversely affected due to increased competition and consumers giving more consideration to price. The changes in consumer behavior due to macroeconomic factors makes future sales somewhat challenging to predict. No guarantees can be made that sales will grow in the future.
Cost of sales
Cost of sales increased by approximately $4.0 million, or 8.5%, to approximately $50.9 million for the quarter ended September 30, 2023, from approximately $46.9 million for the quarter ended September 30, 2022. Cost of sales increased by approximately $9.5 million, or 9.7%, to approximately $106.7 million, from approximately $97.2 million for the six months ended September 30, 2022. Cost of sales, as a percentage of sales, was essentially flat for the quarter and six months ended September 30, 2023. The cost of sales increases for the quarter and six months ended September 30, 2023 compared to the quarter and six months ended September 30, 2022 was primarily due to higher sales over the same period.

Gross profit
Gross profit increased by approximately $1.6 million, or 8.7%, to approximately $20.1 million for the quarter ended September 30, 2023, from approximately $18.5 million for the quarter ended September 30, 2022. For the six months ended September 30, 2023, gross profit increased by approximately $4.2 million, or 10.9%, to approximately $42.6 million, from approximately $38.4 million for the six months ended September 30, 2022. The gross profit increases for the quarter and six months ended September 30, 2023 compared to the quarter and six months ended September 30, 2022 was primarily due to higher sales and higher profit margins obtained by PetCareRx driven by membership fees.

General and administrative expenses
General and administrative expenses increased by approximately $2.5 million, or 23.5%, to approximately $13.3 million for the quarter ended September 30, 2023, from approximately $10.8 million for the quarter ended September 30, 2022. The increase to general and administrative expenses for the quarter ended September 30, 2023 was due to a $1.4 million increase in payroll expenses, a $0.5 million increase of professional fees, of which $0.2 million were acquisition related costs, a $0.7 million increase of software and systems expense, and a $1.1 million increase of variable and other overhead expenses. The expense increases were partially attributed to the integration of PetCareRx. These increases were offset by $1.2 million related to sales tax settlements with states.
For the six months ended September 30, 2023 general and administrative expenses increased by approximately $8.9 million, or 44.2%, to approximately $29.0 million, from approximately $20.1 million for the six months ended September 30, 2022. The increase to general and administrative expenses for the six months ended September 30, 2023 was due to a $4.7 million increase in payroll expenses, of which $0.3 million is from increased stock compensation, a $2.1 million increase of professional fees, of which $0.9 million were acquisition related costs, a $1.3 million increase of software and systems expense, and a $1.9 million increase of variable and other overhead expenses. The expense increases were partially attributed to the combination of PetCareRx. These increases were offset by $1.2 million related to sales tax settlements with states.
Advertising Expenses
Advertising expenses increased by approximately $1.6 million, or 42.1%, to approximately $5.5 million for the quarter ended September 30, 2023, from approximately $3.9 million for the quarter ended September 30, 2022. The increase for the quarter can be mainly attributed to media spend related to PetCareRx. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $73 for the quarter ended September 30, 2023 compared to $64 for the quarter ended September 30, 2022. The increase to customer acquisition costs for the quarter ended September 30, 2023, was due to a less efficient variable marketing spend. The advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, spending, and price competition. Historically, the advertising environment fluctuates due to supply and demand. A more favorable advertising environment may positively impact future sales, whereas a less favorable advertising environment may negatively impact future sales. As a percentage of sales, advertising expense was 7.8% and 5.9% for the quarters ended September 30, 2023 and 2022, respectively. The advertising percentage may fluctuate quarter to quarter due to seasonality and advertising availability.
For the six months ended September 30, 2023 advertising expenses increased by approximately $2.5 million, or 24.9%, to approximately $12.8 million, from approximately $10.2 million for the six months ended September 30, 2022. The increase was due to media spend related to PetCareRx compared to the same period in the prior year. The advertising costs of acquiring a new customer was flat at $79 and $79 for the six months ended September 30, 2023 and 2022, respectively. As a percentage of sales, advertising expense was 8.6% and 7.5% for the six months ended September 30, 2023 and 2022, respectively.
Depreciation and amortization
Depreciation and amortization expense was $1.7 million and $0.9 million for the quarters ended September 30, 2023 and September 30, 2022, respectively. Depreciation and amortization expense was $3.4 million and $1.6 million for the six months ended September 30, 2023 and 2022, respectively. This increase to depreciation and amortization expense for the quarter and the six months ended September 30, 2023 can be attributed to new property and equipment additions, as well as the intangibles acquired from PetCareRx .
Other income
Other income increased to approximately $0.8 million for the quarter ended September 30, 2023 compared to approximately $0.6 million for the quarter ended September 30, 2022. Other income increased to approximately $2.0 million for the six months ended September 30, 2023 compared to approximately $1.0 million for the six months ended September 30, 2022. The increase to other income for the quarter was due to higher interest rates which more than offset slightly lower invested balances. The increase to other income for the six months was primarily related to additional interest income as a result of higher interest rates, as well as increased rental income from PetCareRx. Interest income may decrease in the future based on several factors, including utilization of our cash balances on future investments or partnerships, on our operating activities, towards quarterly dividend payments, or on our share repurchase plan, which has approximately $28.7 million remaining as of September 30, 2023. Additionally, interest income could increase or decrease if the current interest rate environment changes.
Provision for income taxes
For the quarters ended September 30, 2023 and 2022, the Company recorded an income tax provision of approximately $0.5 million and a tax provision of approximately $1.0 million, respectively, and for the six months ended September 30, 2023 and 2022, the Company recorded an income tax provision of approximately $0.3 million and a tax provision of approximately $2.1 million, respectively. The decrease in the tax provision for the three and six months ended September 30, 2023 is related to the utilization of net operating losses made available due to the acquisition of PetCareRx. The effective tax rate for the quarter ended September 30, 2023 was approximately 118.3%, compared to approximately 28.6% for the quarter ended September 30, 2022, and the effective tax rate for the six months ended September 30, 2023 was approximately (54.6)% compared to approximately 27.8% for the six months ended September 30, 2022. The increase to the effective tax rate for the three months ended September 30, 2023 can be attributed to net operating losses offsetting taxable income partially offset by an increase in state income tax. The decrease to the effective tax rate for the six months ended September 30, 2023 can be attributed to non-deductible items and an increase in state income tax.
Liquidity and Capital Resources
Our working capital at September 30, 2023 and March 31, 2023 was $45.0 million and $95.0 million, respectively. The $50.0 million decrease in working capital was primarily attributable to a decrease in cash used to fund the $36.1 million PetCareRx acquisition, and a $3.2 million increase in inventory in part related to the acquisition of PetCareRx. Net cash used in operating activities was $0.2 million for the six months ended September 30, 2023, compared to cash provided by operating activities of $5.1 million for the six months ended September 30, 2022. This change is primarily due to decreases in net income and accounts payable and an increase in inventory in the six months ended September 30, 2023 compared to the same period in the prior year. Net cash used in investing activities was $38.0 million for the six months ended September 30, 2023, compared to $7.3 million used in investing activities for the six months ended September 30, 2022. The change in net cash used in investing activities is related to the PetCareRx acquisition, and increased property and equipment acquired during the six months ended September 30, 2023. Net cash used in financing activities was $12.4 million and $12.3 million for the six months ended September 30, 2023 and the six months ended September 30, 2022, respectively, due to the payment of an aggregate $0.60 per share dividend .
As of September 30, 2023, we had approximately $28.7 million remaining under our share repurchase plan. On October 30, 2023, our Board of Directors elected to suspend the quarterly dividend. This move is intended to focus use of the Company’s existing cash flow on growth initiatives and other, higher return initiatives. The declaration and payment of future dividends is discretionary and will be subject to the determination by the Board of Directors.
As of September 30, 2023, we had $1.8 million in outstanding lease commitments assumed for the leases on two buildings occupied by PetCareRx. Other than the foregoing leases, we are not currently bound by any material long-term or short-term commitments for the purchase or lease of capital expenditures. Any material amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any future increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Our primary source of working capital is cash from operations. We presently have no alternative sources of working capital and have no commitments.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and cash equivalents. At September 30, 2023, we had $53.5 million in cash and cash equivalents, and the majority of our cash and cash equivalents generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and cash equivalents. It would also impact the market value of our cash and cash equivalents. Our cash and cash equivalents are subject to market risk, primarily interest rate and credit risk. Our cash and cash equivalents are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by maintaining cash in federally-insured bank deposit accounts and restricting cash equivalents to highly-liquid investments with maturities of three months or less. We do not hold any derivative financial instruments that could expose us to significant market risk. At September 30, 2023, we had no debt obligations.
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2023, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date, that our disclosure controls and procedures were effective as of September 30, 2023, subject to external audit testing.
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
We immediately developed a remediation plan that included increasing resources and modifying processes to eliminate the lack of segregation of duties over the preparation, approval and posting of journal entries. This plan has been fully implemented as of the quarter ended June 30, 2023. Subject to external audit testing of such plan, we believe this plan has remediated the material weakness mentioned above. We continue to be committed to maintaining a strong internal control environment and implementing measures designed to ensure a strong control environment.
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

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.
None.
ITEM 1A.    RISK FACTORS.
Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 for additional information concerning these and other uncertainties that could negatively impact the Company. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.    OTHER INFORMATION.
During the three months ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

Date: October 31, 2023

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
SEPTEMBER 30, 2023
________________________
EXHIBITS
________________________