Form 10-K/A
period 2023-03-31
PETMED EXPRESS INC
filed 2024-04-15
CIK 1040130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
The number of shares of the registrant’s Common Stock outstanding as of April 15, 2024, was 21,148,692.
DOCUMENTS INCORPORATED BY REFERENCE
Information set forth in our Proxy Statement filed with the Securities and Exchange Commission on June 20, 2023, relating to our 2023 Annual Meeting of Shareholders held on August 3, 2023, is incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this report.

EXPLANATORY NOTE

PetMed Express, Inc. (“we,” “us,” “our,” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend and restate certain items in its Annual Report on Form 10-K for the fiscal year ended March 31, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 23, 2023 (the “Original Report”).

In filing this Amendment, we are restating our previously issued audited consolidated financial statements as of and for the years ended March 31, 2023, 2022, and 2021, as well as the unaudited consolidated quarterly financial information for the quarterly periods within the fiscal years ended March 31, 2023 and 2022 (collectively, the “Affected Periods”), to correct accounting errors primarily relating to compliance with U.S. GAAP in connection with our historical accounting for sales tax liabilities (the “Misstatements”). As a result of the Misstatements, our previously issued consolidated financial statements for the years ended March 31, 2023, 2022, and 2021, and the quarterly periods included therein should no longer be relied upon. In addition, we intend to file amendments to the unaudited condensed consolidated quarterly financial information previously reported in our Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 2023, originally filed with the SEC on August 2, 2023, and September 30, 2023, originally filed with the SEC on October 31, 2023 (collectively, the “Amended Quarterly Reports,” and together with this Amendment, the “Amended Reports”). We will also restate the three and nine months ended December 31, 2022 to be included in our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023, to account for the Misstatements during the periods to be presented therein. All material restatement information that relates to the Misstatements will be included in the Amended Reports and our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023, and we do not intend to separately amend other filings that we have previously filed with the SEC.

In connection with the Company’s evaluation of the Misstatements, additional errors were identified relating to the valuation of deferred taxes associated with the Company’s acquisition of PetCareRx in April 2023. These errors do not impact the Company’s consolidated financial statements for the Affected Periods and the correction of these errors will be reflected in the restatements included in our Amended Quarterly Reports.

Background and Effects of the Restatement

In the third quarter of fiscal year 2024, we reviewed the accounting treatment related to our previously reported sales tax accruals as well as the accounting treatment related to the valuation of the deferred tax asset associated with the Company’s acquisition of PetCareRx in April 2023. As a result of this review, management determined that we incorrectly applied U.S. GAAP as it relates to the sales tax liability included in our consolidated financial statements for each of the Affected Periods, and that we improperly valued the deferred tax asset and goodwill reported in the first and second quarter of fiscal year 2024. We corrected the Misstatements by recording sales tax accruals as of the end of each of the Affected Periods using a legal liability approach under Accounting Standards Codification Topic 405, Liabilities.

The restated sales tax accrual amounts assume that (i) customers who have not yet provided certificates or other documentation of exemption from sales tax are taxable, (ii) total potential interest and penalty assessments may be imposed, and (iii) we will not receive waivers of interest and penalties or other benefits under agreements we may obtain with jurisdictions from our outreach with voluntary disclosures. We expect to make adjustments to the sales tax liability in future periods as and if we obtain any waivers of interest and penalties or other benefits from our executed voluntary disclosure agreements with states and as and if we obtain additional documentation from customers supporting exemption from sales tax.

This Amendment restates our previously issued consolidated financial statements for each of the Affected Periods and certain other related disclosures that were included in the Original Report. The Misstatements that appeared in our previously issued consolidated financial statements were material. A summary of the impact of the adjustments described above relating to the Misstatements is presented in Note (1) "Restatement of Previously Issued Financial Statements" in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Amendment.

Restatement of Consolidated Financial Statements

This Amendment includes audited restated consolidated financial statements for the Affected Periods. For additional information, see Note 1 to the Consolidated Financial Statements included in Part II, Item 8 of this Amendment.

Internal Control Considerations

Management has reassessed its evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2023, as further described in Part II, Item 9A of this Amendment, and concluded that additional material weaknesses existed and that internal control over financial reporting and disclosure controls and procedures were not effective as of March 31, 2023. Management's Report on Internal Control over Financial Reporting as of March 31, 2023, included in the Original Report, should no longer be relied upon. For a description of the material weaknesses in internal control over financial reporting and actions to be taken, to address the material weaknesses, see Item 9A, "Controls and Procedures" of this Amendment. In addition, RSM US LLP ("RSM"), the Company's independent registered public accounting firm, re-issued its report on the Company's internal control over financial reporting and reissued its adverse opinion on its report on the Company's internal control.

Items Amended in this Filing

This Amendment sets forth our Original Report in its entirety, as amended by the changes related to the Misstatements. This Amendment does not reflect events occurring after the filing of our Original Report, or modify or update those disclosures. Accordingly, forward-looking statements included in this Amendment may represent management’s views as of the filing of the Original Report with the SEC and should not be assumed to be accurate as of any date thereafter.

This Amendment amends and restates the following items of the Original Report as of and for the year ended March 31, 2023:

a.Item 1A. Risk Factors
b.Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
c.Item 8. Financial Statements and Supplementary Data
d.Item 9A. Controls and Procedures
e.Item 15. Exhibits, Financial Statement Schedules

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment includes new certifications specified in Rule 13a-14 under the Exchange Act, from the Company’s Chief Executive Officer and Chief Financial Officer dated as of the date of this Amendment. This Amendment also contains a reissued audit report and opinions of RSM, the Company’s independent registered public accounting firm, on the consolidated financial statements for years ended March 31, 2023, 2022 and 2021, a new report of RSM’s opinion on the effectiveness of our internal control over financial reporting as of March 31, 2023, and a new consent of RSM.

PETMED EXPRESS, INC.
March 31, 2023 Annual Report on Form 10-K/A

PART I
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain information in this Amendment includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Exchange Act. You can identify these forward-looking statements by the words "believes," "intends," "expects," "may," "will," "should," "plan," "projects," "contemplates," "intends," "budgets," "predicts," "estimates," "anticipates," or similar expressions. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Amendment under the heading “Risk Factors.” A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of the filing of the Original Report. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

NOTE REGARDING COMPANY REFERENCES

When used in this Amendment, unless otherwise stated or the context otherwise indicates, "PetMed Express," “PetMeds,” "PetMed," "the Company," "we," "our," and "us" refers collectively to PetMed Express, Inc. and its direct and indirect wholly owned subsidiaries, taken as a whole.
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
Our Customers

Approximately 2.2 million customers have purchased from us within the last two fiscal years, excluding customers acquired in April 2023 as a part of our PetCareRx acquisition. We attracted approximately 274,000 and 325,000 new customers in fiscal 2023 and 2022, respectively. Our customers are located throughout the United States, with approximately 50% of customers residing in California, Florida, Texas, New York, Pennsylvania, North Carolina, Georgia, and Virginia. Our primary focus has been on retail customers and the average purchase remained approximately $93 for both fiscal 2023 and fiscal 2022, respectively. As of the date of the filing of the Original Report, PetCareRx had approximately 286,000 customers who have purchased from them within the last two fiscal years.
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
•Expanded catalog of non-prescription products from the PetCareRx acquisition
•“1-800-PetMeds” brand name with 26 years of experience; consumers know us as the trusted pet medication experts;
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
Available Information
Our website address is www.petmeds.com. The information on our website is not, and shall not be deemed to be, a part of or incorporated into this Amendment or any other filings we make with the "SEC". We file annual, quarterly, and current reports, proxy statements, and other information with the SEC. Our SEC filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to the Exchange Act are available free of charge over the Internet on our website or at the SEC's website at www.sec.gov. Our SEC filings will be available through our website as soon as reasonably practicable after we have electronically filed or furnished them to the SEC.
ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those described below, that could materially and adversely affect our business, financial condition, operating results and the trading price of our common stock. Because of the following factors, as well as other factors affecting the Company’s results of operations and financial condition, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. This discussion of risk factors contains forward-looking statements. This section should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Amendment.
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
Because of the seasonality of our business, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. The majority of our product sales are affected by the seasons, due to the seasonality of mainly flea, tick, and heartworm medications. For the quarters ended June 30, 2022, September 30, 2022, December 31, 2022, and March 31, 2023, Company sales were 27%, 26%, 23%, and 24%, respectively. In addition to the seasonality of our sales, our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, including weather, many of which are out of our control. Any change in one or more of these factors could materially adversely affect our financial condition and results of operations in future periods.
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

The market for pet telemedicine is immature and uncertain. If the telemedicine market does not develop, develops more slowly than we expect, or encounters negative publicity, or if our approach does not achieve a high level of customer acceptance, the growth and results of our partnership with Vetster may be adversely affected which could result in an impairment of our investment.

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
We have identified material weaknesses in our internal controls over financial reporting, and management has determined that our disclosure controls and procedures were not effective as of the end of the period covered by this Amendment. Our business and share price may be adversely affected if we fail to implement and maintain effective disclosure controls and procedures and internal control over financial reporting.

For the period ending March 31, 2023, our management identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses identified in our internal control over financial reporting as of March 31, 2023, as well as our remediation plans, are described in Part II, Item 9A, “Controls and Procedures.” While we believe these efforts will be sufficient to remediate the material weaknesses, we cannot provide assurance that we will be able to complete our evaluation, testing or any required remediation in a timely fashion, or at all. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. Because of the inherent limitations in a cost-effective control system, misstatements in our financial statements due to error or fraud may occur and require restatement, such as those errors that resulted in the restatement of our previously issued consolidated financial statements described herein.

The material weaknesses in our internal control over financial reporting will not be considered remediated until the controls operate for a sufficient period and management has concluded through testing that these controls operate effectively. If we are unable to remediate the material weaknesses or identify additional material weakness in the future, we may be unable to accurately report our financial results, which could cause our financial results to be materially misstated and require restatement. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements. Ineffective disclosure controls and procedures and internal control over financial reporting could also result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, harm to our reputation and financial condition, diversion of financial and management resources from the operation of our business, and the market price of our common stock may decline as a result. We cannot assure you that the remediation measures we have taken to date, or any measures that we may take in the future, will be sufficient to avoid future material weaknesses.

We may face litigation and other risks as a result of the restatement described in the “Explanatory Note” herein and material weaknesses in our internal control over financial reporting.

We have identified material weaknesses in our internal control over financial reporting, including in connection with the restatement described herein. As a result of such material weaknesses and the restatement, we could face regulatory action by the SEC or other regulatory authorities, potential litigation, or other disputes, including claims invoking federal and state securities laws, contractual claims or other claims arising from the restatement and the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. Any such litigation or dispute, whether successful or not, could adversely affect our business, financial condition, and results of operations.

As a result of our failure to timely file a Quarterly Report on Form 10-Q, we are currently ineligible to file new short form registration statements on Form S-3, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.

Form S-3 permits eligible issuers to conduct registered offerings using a short form registration statement that allows the issuer to incorporate by reference its past and future filings and reports made under the Exchange Act. In addition, Form S-3 enables eligible issuers to conduct primary offerings “off the shelf” under Rule 415 of the Securities Act. The shelf registration process, combined with the ability to forward incorporate information, allows issuers to avoid delays and interruptions in the offering process and to access the capital markets in a more expeditious and efficient manner than raising capital in a standard registered offering pursuant to a Registration Statement on Form S-1. The ability to register securities for resale may also be limited as a result of the loss of Form S-3 eligibility.

As a result of our failure to timely file a Quarterly Report on Form 10-Q, we are currently ineligible to file new short form registration statements on Form S-3 until March 2025. Our inability to use Form S-3 may impair our ability to raise necessary capital to fund our operations and execute our strategy. If we seek to access the capital markets through a registered offering during the period of time that we are unable to use Form S-3, we may be required to publicly disclose the proposed offering and the material terms thereof before the offering commences, we may experience delays in the offering process due to SEC review of a Form S-1 registration statement and we may incur increased offering and transaction costs and other considerations. Disclosing a public offering prior to the formal commencement of an offering may result in downward pressure on our share price. If we are unable to raise capital through a registered offering, we would be required to conduct our equity financing transactions on a private placement basis, which may be subject to pricing, size and other limitations imposed under the Nasdaq rules, or seek other sources of capital. The foregoing limitations on our financing approaches could have a material adverse effect on our results of operations, liquidity, and financial position.
Risks Relating to Taxes

Taxing authorities may successfully assert that we should have collected, or in the future should collect, sales and use, value added, or similar taxes, and any such assessments could adversely affect our business, financial condition, and results of operations.

In the past several years, states have adopted laws that attempt to impose tax collection obligations on out-of-state companies. In 2018, the Supreme Court of the United States ("Supreme Court") ruled in South Dakota v. Wayfair, Inc. et al, or Wayfair, that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may adopt, or begin to enforce, laws requiring us to register, calculate, collect, and remit taxes on sales in their jurisdictions. Additionally, states and some local tax jurisdictions have differing rules and regulations governing sales and use taxes, which are subject to varying interpretations that may change over time.

One or more taxing authorities could seek to impose additional sales and use, value added, or similar taxes on us or may determine that such taxes should have, but have not been, paid by us. Any successful action by taxing authorities to compel us to collect and remit such taxes, either retroactively or prospectively, could have a material adverse effect on our business, financial condition and results of operations. The imposition by state governments or local governments of sales tax collection obligations on out-of-state sellers could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors, and decrease our future sales, which could have a material adverse effect on our business and results of operations.

While we believe that we currently collect and remit applicable sales taxes to the extent required in all states in which we sell, a successful assertion by one or more states seeking to tax us on sales that occurred in prior tax years, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. For example, during our 2023 fiscal year, we received a sales tax assessment relating to prior periods, following which, we evaluated, with the assistance of outside consultants, our sales tax positions in various jurisdictions, and related accounting matters, for potential additional sales tax exposure. As a result of that review, we recorded an accrual for additional sales tax liabilities as at March 31, 2023 (the “Additional Sales Tax Liabilities’). During the third quarter of our 2024 fiscal year, with the assistance of outside consultants, we again reviewed our accounting treatment for sales tax liabilities, including the Additional Sales Tax Liabilities, and determined that we should have accounted for sales tax liabilities using a legal liability approach, which required us to record a cumulative sales tax liability of $26 million as of March 31, 2023 reflecting the total potential sales tax liability as of such date and resulted in the restatement of our consolidated financial statements described herein.

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

Changes in tax laws or regulations in the various tax jurisdictions we are subject to could increase our cost of doing business.

We may be subject to additional tax liabilities and penalties resulting from new legislation or regulations; changes in taxing jurisdictions’ administrative interpretations, decisions, policies and positions; results of tax audits, examinations, settlements or judicial decisions; changes in accounting principles, as well as the evaluation of new information that results in a change to a tax position taken in a prior period; and changes to our business operations, including acquisitions. Any resulting increase in our tax obligation or cash taxes paid could adversely affect our cash flows and financial results.
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

Our failure to meet the continued listing requirements of the Nasdaq Global Select Market could result in a delisting of our common stock.

Our common stock is listed on the Nasdaq Global Select Market under the symbol “PETS.” In order to maintain that listing, we must satisfy certain continued listing requirements. Nasdaq Listing Rule 5250(c)(1) requires listed companies to timely file periodic reports with SEC. We were unable to timely file our Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, which resulted in us not being in compliance with Nasdaq Listing Rule 5250(c)(1). We expect to file such Quarterly Report on Form 10-Q within the additional period granted by Nasdaq. However, it is possible that we will be unable to file future periodic reports in a timely manner. If we fail to maintain compliance with Nasdaq’s continued listing requirements, Nasdaq may take steps to delist our common stock. Delisting from Nasdaq could adversely affect our ability to raise capital through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.
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
Restatement
As described in the Explanatory Note above and in Note 1 to our consolidated financial statements, we have restated our consolidated financial statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the years ended March 31, 2023, March 31, 2022, and March 31, 2021 in this Amendment.
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

We disaggregate sales in the following two categories: (1) reorder sales vs new order sales, and (2) internet sales vs call center sales. The following table illustrates sales by various classifications:

Year Ended March 31,
Sales (In thousands)	2023	%	2022	%	$ Variance	% Variance
	(as restated)		(as restated)
Reorder sales	$232,380	90.6%	$243,490	89.4%	$(11,110)	(4.6)%
New order sales	$24,199	9.4%	$28,792	10.6%	$(4,593)	(16.0)%

Total net sales	$256,579	100.0%	$272,282	100.0%	$(15,703)	(5.8)%

Internet sales	$221,653	86.4%	$229,307	84.2%	$(7,654)	(3.3)%
Call center sales	$34,926	13.6%	$42,975	15.8%	$(8,049)	(18.7)%

Total net sales	$256,579	100.0%	$272,282	100.0%	$(15,703)	(5.8)%

Year Ended March 31,
Sales (In thousands)	2022	%	2021	%	$ Variance	% Variance
	(as restated)		(as restated)
Reorder sales	$243,490	89.4%	$258,359	85.1%	$(14,869)	(5.8)%
New order sales	$28,792	10.6%	$45,224	14.9%	$(16,432)	(36.3)%

Total net sales	$272,282	100.0%	$303,583	100.0%	$(31,301)	(10.3)%

Internet sales	$229,307	84.2%	$254,679	83.9%	$(25,372)	(10.0)%
Call center sales	$42,975	15.8%	$48,904	16.1%	$(5,929)	(12.1)%

Total net sales	$272,282	100.0%	$303,583	100.0%	$(31,301)	(10.3)%
Please note that we changed the definition of a new customer on April 1, 2022, to include anyone who has not ordered over the past thirty-six months. The reorder and new order sales amounts for the years ended March 31, 2022, and March 31, 2021 reflect this new customer definition change.
Under the previous definition of a new customer, reorder and new order sales were $249.4 million and $22.9 million, respectively, for the year ended March 31, 2022. Under the previous definition of a new customer, reorder and new order sales were $267.7 million and $35.9 million, respectively, for year ended March 31, 2021.
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

Results of Operations (As Restated)
The following should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in our consolidated statements of income:

	Fiscal Year Ended March 31,

	2023	2022	2021
	(as restated)	(as restated)	(as restated)
Sales	100.0%	100.0%	100.0%
Cost of sales	72.4	71.7	72.2

Gross profit	27.6	28.3	27.8

Operating expenses:
General and administrative	16.3	11.4	9.8
Advertising	7.6	6.9	7.1
Depreciation	1.4	1.0	0.8
Total operating expenses	25.2	19.3	17.7

(Loss) income from operations	2.4	8.9	10.1

Total other income	0.5	—	0.1

Income before provision for income taxes	2.9	8.9	10.2

Provision for income taxes	0.9	2.0	2.3

Net income	2.0%	6.9%	7.9%
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
•Adjusted EBITDA does not reflect certain non operating expenses (income) including sales tax expense (income) relating to recording a liability for sales tax we did not collect from our customers.
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

The following table presents a reconciliation of net income, the most directly comparable GAAP measure to Adjusted EBITDA for each of the periods indicated:

	Reconciliation of Non-GAAP Measures PetMed Express, Inc.

	Three Months Ended
($ in thousands, except percentages)	March 31, 2023	March 31, 2022	$ Change	% Change
	(as restated)	(as restated)
Consolidated Reconciliation of GAAP Net Income to Adjusted EBITDA:

Net Income	$(216)	$5,539	$(5,755)	-104%

Add (subtract):
Share-based Compensation	1,630	1,509	121	8%
Income Taxes	669	1,320	(651)	-49%
Depreciation	994	687	307	45%
Interest (Income) Expense, Net (1)	(439)	290	(729)	(251)%
Acquisition/Partnership Transactions and Other Items	1,010	—	1,010	n/m
Sales Tax Expense (Income)	—	193	(193)	n/m

Adjusted EBITDA	$3,648	$9,538	$(5,890)	-62%
(1) Included in interest income (expense) is $418 thousand of interest expense related to the sales tax liability and $857 thousand of interest income for the three month ended March 31, 2023 and $382 thousand of interest expense related to the sales tax liability and $92 thousand of interest income for the three month ended March 31, 2022.

	Year Ended
($ in thousands, except percentages)	March 31, 2023	March 31, 2022	$ Change	% Change
	(as restated)	(as restated)
Consolidated Reconciliation of GAAP Net Income to Adjusted EBITDA:

Net Income	$5,140	$18,716	$(13,576)	-73%

Add (subtract):
Share-based Compensation	6,617	4,549	2,068	45%
Income Taxes	2,305	5,469	(3,164)	-58%
Depreciation	3,546	2,738	808	30%
Interest (Income) Expense, Net (1)	(450)	1,131	(1,581)	-140%
Acquisition/Partnership Transactions and Other Items	1,904	—	1,904	n/m
Employee Severance	364	—	364	n/m
Sales Tax Expense (Income)	344	1,420	(1,076)	-76%

Adjusted EBITDA	$19,770	$34,023	$(14,253)	-42%

(1) Included in interest income (expense) is $1,620 thousand of interest expense related to the sales tax liability and $2,070 thousand of interest income for the year ended March 31, 2023 and $1,466 thousand of interest expense related to the sales tax liability and $335 thousand of interest income for the year ended March 31, 2022.

Fiscal 2023 Compared to Fiscal 2022
Sales (As Restated)
Sales decreased by approximately $15.7 million, or 5.8%, to $256.6 million for the fiscal year ended March 31, 2023, from approximately $272.3 million for the fiscal year ended March 31, 2022. The decrease in sales for the fiscal year ended March 31, 2023, was primarily due to the increased cost to acquire new customers and competitive pressures. Sales for fiscal year 2023 were impacted by a much more competitive environment, and a crowded advertising market which had substantially higher advertising costs compared to the same period in the prior year.
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

	Year Ended March 31,
Sales (In thousands)	2023	%	2022	%	$ Variance	% Variance
	(as restated)		(as restated)
Reorder sales	$232,380	90.6%	$243,490	89.4%	$(11,110)	-4.6%
New order sales	$24,199	9.4%	$28,792	10.6%	$(4,593)	-16.0%

Total net sales	$256,579	100.0%	$272,282	100.0%	$(15,703)	-5.8%

Internet sales	$221,653	86.4%	$229,307	84.2%	$(7,654)	-3.3%
Call center sales	$34,926	13.6%	$42,975	15.8%	$(8,049)	-18.7%

Total net sales	$256,579	100.0%	$272,282	100.0%	$(15,703)	-5.8%
Please note that we changed the definition of a new customer on April 1, 2022, to include anyone who has not ordered over the past thirty-six months. The reorder and new order sales amounts for the years ended March 31, 2022 reflect this new customer definition change.
Under the previous definition of a new customer, reorder and new order sales were $249.4 million and $22.9 million, respectively, and acquired new customers were approximately 263,000, for the year ended March 31, 2022.
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
Cost of sales (As Restated)
Cost of sales decreased by approximately $9.5 million, or 4.9% to $185.8 million for the fiscal year ended March 31, 2023, from $195.3 million for the fiscal year ended March 31, 2022. The cost of sales decrease can be directly related to the decrease in sales during fiscal year 2023. As a percentage of sales, cost of sales was 72.4% in fiscal year 2023, as compared to 71.7% in fiscal 2022. The cost of sales percentage increase was primarily due to increased per order freight expense.
Gross profit (As Restated)
Gross profit decreased by approximately $6.2 million, or 8.1%, to $70.7 million for the fiscal year ended March 31, 2023, from $76.9 million for the fiscal year ended March 31, 2022. The decrease in gross profit can be directly related to the decrease in sales and an increase in per order freight expense during fiscal 2023. Gross profit as a percentage of sales for fiscal 2023 was 27.6% compared to 28.3% for fiscal 2022. The gross profit and gross profit percentage decreased for the fiscal year ended March 31, 2023 compared to the previous fiscal year.
General and administrative expenses (As Restated)
General and administrative expenses increased by approximately $10.6 million, or 34.1%, to $41.7 million for the fiscal year ended March 31, 2023, from $31.1 million for the fiscal year ended March 31, 2022. The increase in general and administrative expenses for the fiscal year ended March 31, 2023 was due to a $5.8 million increase in payroll expenses, of which $2.1 million is from increased stock compensation and $0.4 million from accrued severance, as well as a $1.9 million increase of professional fees, a $1.0 million increase of software and systems expense, and a $1.9 million of acquisition related expenses. General and administrative expenses as a percentage of sales was 16.3% for the fiscal year ended March 31, 2023, compared to 11.4% for the fiscal year ended March 31, 2022. We currently expect general and administrative expense as a percentage of sales to approximate 17.0%, and expect stock compensation expense to approximate $6.4 million, in fiscal 2024.
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
Other income (As Restated)
Interest income from cash reserves of $2.1 million is offset by $1.6 million of accrued interest expense related to the sales tax liability in the fiscal year ended March 31, 2023. Other income increased by approximately $1.5 million, to $1.4 million for the fiscal year ended March 31, 2023, from $(0.1) million for the fiscal year ended March 31, 2022. The increase was primarily related to additional interest income as a result of higher interest rates. Interest income may decrease in the future as we utilize our cash balances on any quarterly dividend payment, on future investments or partnerships, on our operating activities, if the current interest rate environment changes, or on our share repurchase program, which has approximately $28.7 million remaining as of March 31, 2023.
Provision for income taxes (As Restated)
For the fiscal years ended March 31, 2023 and 2022, we recorded an income tax provision of approximately $2.3 million and $5.5 million, respectively. The decrease to the income tax provision for fiscal 2023 is related to a decrease in operating income compared to fiscal 2022. The effective tax rate for the fiscal year ended March 31, 2023 was approximately 31.0%, compared to approximately 22.6% for the fiscal year ended March 31, 2022. The increase to the effective rate for the fiscal year ended March 31, 2023, can be attributed to one-time non-deductible acquisition costs and non-deductible restricted stock compensation. The state tax rate increased due to continued expansion of operations and associated state income tax filing requirements.
Net income (As Restated)
Net income decreased by approximately $13.6 million, or 72.5%, to approximately $5.1 million for the fiscal year ended March 31, 2023, from approximately $18.7 million for the fiscal year ended March 31, 2022. The decrease to net income was primarily related to a decrease in sales and resulting gross profit, an increase in general and administrative expenses including $1.9 million related to acquisition related expenses and an increase in advertising expenses, during the fiscal year.
Fiscal 2022 Compared to Fiscal 2021
Sales (As Restated)
Sales decreased by approximately $31.3 million, or 10.3%, to $272.3 million for the fiscal year ended March 31, 2022, from approximately $303.6 million for the fiscal year ended March 31, 2021. Sales for fiscal year 2022 were impacted by a much more competitive environment, and a crowded advertising market which had substantially higher advertising costs compared to the same period in the prior year. Veterinary visits increased during fiscal year 2022, compared to being down during the prior year. We believe the increase in veterinary visits was primarily due to pet owners needing to visit their veterinarian for their pets’annual exam in order to renew their prescriptions, as many veterinarians were closed in the prior year due to the pandemic.

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

	Year Ended March 31,
Sales (In thousands)	2022	%	2021	%	$ Variance	% Variance
	(as restated)		(as restated)
Reorder sales	$243,490	89.4%	$258,359	85.1%	$(14,869)	(5.8)%
New order sales	$28,792	10.6%	$45,224	14.9%	$(16,432)	(36.3)%

Total net sales	$272,282	100.0%	$303,583	100.0%	$(31,301)	(10.3)%

Internet sales	$229,307	84.2%	$254,679	83.9%	$(25,372)	(10.0)%
Call center sales	$42,975	15.8%	$48,904	16.1%	$(5,929)	(12.1)%

Total net sales	$272,282	100.0%	$303,583	100.0%	$(31,301)	(10.3)%

Please note that we changed the definition of a new customer on April 1, 2022, to include anyone who has not ordered over the past thirty-six months. The reorder and new order sales amounts for the years ended March 31, 2022 and 2021 reflect this new customer definition change.
Under the previous definition of a new customer, reorder and new order sales were $249.4 million and $22.9 million, respectively, and acquired new customers were approximately 263,000, for the year ended March 31, 2022. Under the previous definition of a new customer, reorder and new order sales were $267.7 million and $35.9 million, respectively, and acquired new customers were approximately 443,000, for the year ended March 31, 2021.
The majority of our product sales are affected by the seasons, due to the seasonality of mainly heartworm, and flea and tick medications. For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2022, our sales were approximately 29%, 25%, 22%, and 24%, respectively. For the quarters ended June 30, September 30, December 31, and March 31 of fiscal 2021, our sales were approximately 31%, 24%, 22%, and 23%, respectively.
Cost of sales (As Restated)
Cost of sales decreased by approximately $23.9 million, or 10.9% to $195.3 million for the fiscal year ended March 31, 2022, from $219.3 million for the fiscal year ended March 31, 2021. The cost of sales decrease can be directly related to the decrease in sales during fiscal 2022. As a percentage of sales, cost of sales was 71.7% in fiscal 2022, as compared to 72.2% in fiscal 2021. The cost of sales percentage decrease was due to an approximate 1% reduction in the cost of sales as a % of revenue due to the change in restated revenue year over year offset by the major manufacturers with whom we have a purchasing relationship, shifting their rebate funding from discounting product costs to more cooperative marketing rebates.
Gross profit (As Restated)
Gross profit decreased by approximately $7.4 million, or 8.7%, to $76.9 million for the fiscal year ended March 31, 2022, from $84.3 million for the fiscal year ended March 31, 2021. The decrease in gross profit can be directly related to the decrease in sales during fiscal 2022. Gross profit as a percentage of sales for fiscal 2022 was 28.3% compared to 27.8% for fiscal 2021. The increase in the gross profit percentage was due to the change in restated revenue year over year.
General and administrative expenses (As Restated)
General and administrative expenses increased by approximately $1.4 million, or 4.7%, to $31.1 million for the fiscal year ended March 31, 2022 from $29.7 million for the fiscal year ended March 31, 2021. The increase in general and administrative expenses for the fiscal year ended March 31, 2022 was primarily due to the following: a $1.4 million increase in payroll expenses, the majority of which related to increased stock compensation expense; a $1.0 million increase in professional fees related to brand and marketing consultation, legal, and investment banking; and a $0.5 million increase in other expenses which include property expenses, travel related expense, insurance expense, and other expenses. Partially offsetting the increase was a decrease of $1.1 million in sales tax penalties expense and $0.4 million primarily related to decreased bank service fees due to the decrease in sales. General and administrative expenses as a percentage of sales was 11.4% for the fiscal year ended March 31, 2022, compared to 9.8% for the fiscal year ended March 31, 2021.
Advertising expenses
Advertising expenses decreased by approximately $2.8 million to $18.8 million for the fiscal year ended March 31, 2022, from $21.6 million for the fiscal year ended March 31, 2021. The decrease in advertising expenses for fiscal 2022 was due to receiving increased cooperative marketing funds from product manufacturers to offset our advertising expenses, within the terms of our contractual relationships. Overall advertising spending was flat compared to fiscal 2021, yet total net advertising expenses decreased due to increased cooperative advertising rebates. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $58 for the fiscal year ended March 31, 2022, compared to $40 for the fiscal year ended March 31, 2021. The increase to customer acquisition costs for the fiscal year ended March 31, 2022, was due to an increase in overall advertising prices and a less efficient variable marketing spend. Advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, advertising spending, and price competition. Historically, the advertising environment fluctuates due to supply and demand. A more favorable advertising environment may positively impact future sales, whereas a less favorable advertising environment may negatively impact future sales. As a percentage of sales, advertising expense was 6.9% and 7.1% for the fiscal years ended March 31, 2022, and 2021, respectively. However, the advertising percentage may fluctuate quarter to quarter due to seasonality and advertising availability.
Depreciation
Depreciation expense for the fiscal year ended March 31, 2022 increased slightly to approximately $2.7 million from $2.4 million for the fiscal year ended March 31, 2021. This increase to depreciation expense for the fiscal year ended March 31, 2022 can be attributed to new property and equipment additions in fiscal 2022.
Other income (As Restated)
Interest income from cash reserves of $0.3 million was offset by $1.5 million of accrued interest expense related to the sales tax liability in the fiscal year ended March 31, 2022. Other income (expense) decreased by approximately $0.5 million to $(0.1) million for the fiscal year ended March 31, 2022, from $0.4 million for the fiscal year ended March 31, 2021. The decrease was due to a $0.3 million reduction in advertising income in fiscal 2022 and a $0.2 million increase in interest expense related to sales tax. Interest income may decrease in the future as we utilize our cash balances on its share repurchase plan, with approximately $28.7 million remaining as of March 31, 2022, on any quarterly dividend payment, on future investment/partnerships, or on its operating activities.
Provision for income taxes (As Restated)
For the fiscal years ended March 31, 2022 and 2021, we recorded an income tax provision of approximately $5.5 million and $7.0 million, respectively. The decrease to the income tax provision for fiscal 2022 is related to a decrease in operating income compared to fiscal 2021. The effective tax rate for the fiscal years ended March 31, 2022 and 2021 were 22.6% and 22.7%, respectively.
Net income (As Restated)
Net income decreased by approximately $5.2 million, or 22%, to approximately $18.7 million for the fiscal year ended March 31, 2022 from approximately $23.9 million for the fiscal year ended March 31, 2021. The decrease to net income was primarily related to a decrease in sales and resulting gross profit, and an increase in general and administrative expenses, partially offset by a decrease in advertising expenses, during the fiscal year.

Liquidity and Capital Resources
Our working capital at March 31, 2023 and 2022 was approximately $72.9 million (as restated) and approximately $94.7 million (as restated), respectively. The $21.8 million decrease in working capital was primarily attributable to a decrease in income generated by operations and the use of cash to fund both the $5 million investment in the Vetster partnership and infrastructure and $5.3 million of property and equipment additions. Net cash provided by operating activities was $27.8 million and $18.5 million for the fiscal years ended March 31, 2023 and 2022, respectively. This change is due to a net increase in accounts payable and accrued expenses, and a decrease in inventory due to changes in our inventory practices in the fiscal year ended March 31, 2023, partially offset by lower net income. Net cash used in investing activities was $10.3 million and $1.8 million for the fiscal years ended March 31, 2023 and 2022, respectively. This change in investing activities is related to the investment in the Vetster partnership and and higher levels of property and equipment additions including web development improvements acquired in fiscal 2023. Net cash used in financing activities was $24.5 million and $24.4 million for the fiscal years ended March 31, 2023 and 2022, respectively, due to the payment of an aggregate $1.20 per share dividend in each fiscal year.
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
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s and subsidiaries' internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated May 23, 2023 (April 15, 2024, as to the effects of the material weakness described in Management’s Annual Report on Internal Control over Financial Reporting (as revised) related to the restatement as described in Note 1 to the consolidated financial statements), expressed an opinion that the Company had not maintained effective internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Restatement of Financial Statements

As discussed in Note 1 to the consolidated financial statements, the 2023, 2022, and 2021 consolidated financial statements have been restated to correct a misstatement.

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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Sales Tax Liability
As described in Note 1 to the consolidated financial statements, the Company restated its financial statements for the fiscal years ended 2023, 2022 and 2021. During the third quarter of fiscal year 2024, the Company reviewed the accounting treatment related to its reported sales tax liability. As a result of the review, it was determined that the Company had incorrectly applied U.S. General Accounting Principles (GAAP) as it relates to the sales tax liability. The Company with assistance of tax advisors and consultants performed an analysis to calculate the sales tax liability by state. The Company recorded a liability of $26.1 million as of March 31, 2023 and a cumulative equity adjustment of $9.7 million as of March 31, 2020.

Significant audit effort was necessary to evaluate the materiality of the errors and the multi-period impact of the misstatements on the financial information of the Company. The audit effort involved the use of professionals with specialized skill and knowledge to assist in understanding tax regulations, performing procedures on historical sales data by state, the applicable state sales tax rates applied including penalties and interest, and evaluating the audit evidence obtained from these procedures. As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, a material weakness was identified related to this matter.
Our audit procedures related to the Company’s sales tax liability included the following, among others:
a.Testing the accuracy and completeness of the sales transactions that were included in the sales tax analysis.
b.Involving internal sales tax professionals to assist in assessing jurisdictional rules, the state sales tax rates utilized and related interest and penalty calculations.
c.Evaluating the process that management used to calculate the sales tax liability by reviewing a sample of underlying documentation analyzed by the Company to support its calculations, including registration documentation for the states where the Company has met the nexus threshold.
d.Testing the mathematical accuracy of the model used by management to calculate the total sales tax liability.

/s/ RSM US LLP

We have served as the Company’s auditor since 2007.

Fort Lauderdale, Florida
May 23, 2023 (April 15, 2024, as to the effects of the restatement discussed in Note 1 of the consolidated financial statements)

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for per share amounts)

	March 31, 2023	March 31, 2022
ASSETS	(as restated)	(as restated)

Current assets:
Cash and cash equivalents	$104,086	$111,080
Accounts receivable, less allowance for doubtful accounts of $35 and $39, respectively	1,740	1,913
Inventories - finished goods	19,023	32,455
Prepaid expenses and other current assets	4,719	4,866
Prepaid income taxes	863	681

Total current assets	130,431	150,995

Noncurrent assets:
Property and equipment, net	26,178	24,464
Intangible and other assets	5,860	860
Deferred tax assets, net	5,009	3,379

Total noncurrent assets	37,047	28,703

Total assets	$167,478	$179,698

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$25,208	$27,500
Sales tax payable	26,113	24,157
Accrued expenses and other current liabilities	6,191	4,591

Total current liabilities	57,512	56,248

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 5,000 shares authorized; 3 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized; 21,084 and 20,979 shares issued and outstanding, respectively	21	21
Additional paid-in capital	18,277	11,660
Retained earnings	91,659	111,760

Total shareholders' equity	109,966	123,450

Total liabilities and shareholders' equity	$167,478	$179,698
See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for per share amounts)

	Year Ended March 31,
	2023	2022	2021
	(as restated)	(as restated)	(as restated)
Sales	$256,579	$272,282	$303,583
Cost of sales	185,844	195,341	219,267

Gross profit	70,735	76,941	84,316

Operating expenses:
General and administrative	41,714	31,114	29,717
Advertising	19,424	18,799	21,641
Depreciation	3,546	2,738	2,427
Total operating expenses	64,684	52,651	53,785

(Loss) income from operations	6,051	24,290	30,531

Other income:
Interest income (expense), net	450	(1,131)	(896)
Other, net	944	1,026	1,315
Total other income	1,394	(105)	419

Income before provision for income taxes	7,445	24,185	30,950

Provision for income taxes	2,305	5,469	7,031

Net income	$5,140	$18,716	$23,919

Net income per common share:
Basic	$0.25	$0.93	$1.19
Diluted	$0.25	$0.92	$1.19

Weighted average number of common shares outstanding:
Basic	20,275	20,176	20,060
Diluted	20,339	20,358	20,119

Cash dividends declared per common share	$1.20	$1.20	$1.12
See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended March 31, 2021, March 31, 2022, and March 31, 2023
(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amounts	Shares	Amounts

Balance, March 31, 2020 as restated	3	$9	20,166	$20	$3,804	$116,509	$120,342

Issuance of restricted stock, net	–	–	103	–	–	–	–

Share based compensation	–	–	–	–	3,307	–	3,307

Dividends declared	–	–	–	–	–	(22,639)	(22,639)

Net income, as restated	–	–	–	–	–	23,919	23,919

Balance, March 31, 2021 as restated	3	9	20,269	20	7,111	117,789	124,929

Issuance of restricted stock, net	–	–	710	1	–	–	1

Share based compensation	–	–	–	–	4,549	–	4,549

Dividends declared	–	–	–	–	–	(24,745)	(24,745)

Net income, as restated	–	–	–	–	–	18,716	18,716

Balance, March 31, 2022 as restated	3	9	20,979	21	11,660	111,760	123,450

Issuance of restricted stock, net	–	–	105	–	–	–	–

Share based compensation	–	–	–	–	6,617	–	6,617

Dividends declared	–	–	–	–	–	(25,241)	(25,241)

Net income, as restated	–	–	–	–	–	5,140	5,140

Balance, March 31, 2023 as restated	3	$9	21,084	$21	$18,277	$91,659	$109,966
See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31,
	2023	2022	2021
	(as restated)	(as restated)	(as restated)
Cash flows from operating activities:
Net income	$5,140	$18,716	$23,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,546	2,738	2,427
Share based compensation	6,617	4,549	3,307
Deferred income taxes	(1,630)	(846)	(1,273)
Bad debt expense	214	165	130
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Accounts receivable	(41)	509	1,126
Inventories - finished goods	13,432	1,965	(16,536)
Prepaid income taxes	(182)	278	(959)
Prepaid expenses and other current assets	147	(363)	(974)
Accounts payable	(2,292)	(12,048)	19,890
Sales tax payable	1,956	2,928	8,268
Accrued expenses and other current liabilities	896	(93)	1,221
Income taxes payable	–	–	(471)
Net cash provided by operating activities	27,803	18,498	40,075

Cash flows from investing activities:
Purchase of minority interest investment in Vetster	(5,000)	–	–
Purchases of property and equipment	(5,260)	(1,752)	(2,432)
Net cash used in investing activities	(10,260)	(1,752)	(2,432)

Cash flows from financing activities:
Dividends paid	(24,537)	(24,384)	(22,687)
Net cash used in financing activities	(24,537)	(24,384)	(22,687)

Net (decrease) increase in cash and cash equivalents	(6,994)	(7,638)	14,956

Cash and cash equivalents, at beginning of year	111,080	118,718	103,762

Cash and cash equivalents, at end of year	$104,086	$111,080	$118,718

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$4,312	$6,085	$10,018

Dividends payable in accrued expenses	$1,262	$558	$198
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Restatement of Previously Issued Financial Statements
The audited financial statements for the years ended March 31, 2023, 2022 and 2021, as well as the unaudited quarterly financial information for the quarterly periods in the fiscal years ended March 31, 2023 and 2022 (collectively, the "Affected Periods") have been restated to correct material misstatements related to the collection of sales taxes on sales of products or goods to customers as further described below (the "Misstatements").
Additional errors were identified relating to the accounting treatment related to the deferred tax asset associated with the Company’s acquisition of PetCareRx in April 2023, reported in the first and second quarter of fiscal year 2024, which does not impact the Affected Periods. The Company also restated all amounts impacted within the notes to the financial statements in this Amendment. A description of the adjustments and their impacts on the previously issued financial statements are included below.
Description of restatement adjustments
In the third quarter of fiscal year 2024, the Company, reviewed the accounting treatment related to its previously reported sales tax accruals as well as the accounting treatment related to the valuation of the deferred tax asset associated with the Company’s acquisition of PetCareRx in April 2023. As a result of this review, management determined that the Company incorrectly applied GAAP as it relates to the sales tax liability included in our consolidated financial statements for each of the Affected Periods, and that it improperly valued the deferred tax asset and goodwill reported in the first and second quarters of fiscal year 2024.
The restated sales tax accrual amounts assume that (i) customers who have not yet provided certificates or other documentation of exemption from sales tax are taxable, (ii) total potential interest and penalty assessments may be imposed, and (iii) the Company will not receive waivers of interest and penalties or other benefits under agreements it may obtain with jurisdictions from its outreach with voluntary disclosures. The Company expects to make adjustments to the sales tax liability in future periods as and if it obtains any waivers of interest and penalties or other benefits from its voluntary disclosures and as and if it obtains additional documentation from customers supporting exemption from sales tax.
In connection with the Company’s evaluation of the Misstatements, additional errors were identified relating to the valuation of deferred taxes associated with the Company’s acquisition of PetCareRx in April 2023. These errors do not impact the Company’s consolidated financial statements for the Affected Periods and the correction of these errors will be reflected in the restatements included in our Amended Quarterly Reports.
A summary of the impact of the adjustments described above relating to the Misstatements as of, and for the fiscal years ended March 31, 2023, 2022 and 2021, is as follows:

	Year ended
	March 31, 2023		March 31, 2022		March 31, 2021
(in thousands)	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Sales	$256,858	$256,579	$273,417	$272,282	$309,215	$303,583
Gross profit	$71,014	$70,735	$78,076	$76,941	$89,948	$84,316
Income (loss) from operations	$(1,430)	$6,051	$25,710	$24,290	$37,587	$30,531
Net income (loss)	$233	$5,140	$21,100	$18,716	$30,603	$23,919

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended
	March 31, 2023		March 31, 2022		March 31, 2021
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Net income (numerator):

Net income	$233	$5,140	$21,100	$18,716	$30,603	$23,919

Shares (denominator):

Weighted average number of common shares outstanding used in basic computation	20,275	20,275	20,176	20,176	20,060	20,060
Common shares issuable upon the vesting of restricted stock	54	54	172	172	49	49
Common shares issuable upon conversion of preferred shares	10	10	10	10	10	10
Shares used in diluted computation	20,339	20,339	20,358	20,358	20,119	20,119

Net income per common share:

Basic	$0.01	$0.25	$1.05	$0.93	$1.53	$1.19
Diluted	$0.01	$0.25	$1.04	$0.92	$1.52	$1.19

We also restated unaudited interim financial information impacted by the Misstatements for the quarterly periods ended June 30, 2022, and 2021, September 30, 2022, and 2021, and December 31, 2022 and 2021.
The categories of restatement adjustments and their impacts on previously reported financial statements are described below and identified in the Restatement Reconciliation Tables in the column entitled "Reference":
a.Sales Tax – Sales tax on sales of services to customers who were subject to sales tax, inclusive of the total potential penalties and interest, that was not previously accrued by the Company is corrected by an increase to sales tax liabilities on the consolidated balance sheets. The effect of the adjustments on the consolidated statements of operations were recorded as a reduction to sales for the amount of tax, an increase to general and administrative expenses for accrued penalties and interest is included in other interest(expense) on the consolidated statements of operations.
b.Tax provision / accrual – Tax provisions, deferred tax assets and liabilities were adjusted based on restated net income.
Consolidated Financial Statements - Restatement Reconciliation Tables
In light of the foregoing, in accordance with ASC 250, Accounting Changes and Error Corrections, we are restating the previously issued consolidated financial statements as of March 31, 2023 and 2022, and for the years ended March 31, 2023, 2022 and 2021, to reflect the effects of the restatement adjustments and to make certain corresponding disclosures. In the following tables, we have presented a reconciliation of our consolidated balance sheets, statements of operations, and cash flows as previously reported for these prior periods to the restated and revised amounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summary of Restatement - Consolidated Balance Sheets

	March 31, 2023				March 31, 2022
	As Previously Reported	Restatement Adjustments	Refer-ence	As Restated	As Previously Reported	Restatement Adjustments	Refer-ence	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$104,086	$—		$104,086	$111,080	$—		$111,080
Accounts receivable, less allowance for doubtful accounts of $35 and $39, respectively	1,740	—		1,740	1,913	—		1,913
Inventories - finished goods	19,023	—		19,023	32,455	—		32,455
Prepaid expenses and other current assets	4,719			4,719	4,866	—		4,866
Prepaid income taxes	1,883	(1,020)	b	863	681	—		681

Total current assets	131,451	(1,020)		130,431	150,995	—		150,995

Noncurrent assets:
Property and equipment, net	26,178	—		26,178	24,464	—		24,464
Intangible and other assets	5,860	—		5,860	860	—		860
Deferred tax assets, net	628	4,381	b	5,009	—	3,379	b	3,379

Total noncurrent assets	32,666	4,381		37,047	25,324	3,379		28,703

Total assets	$164,117	$3,361		$167,478	$176,319	$3,379		$179,698

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2023				March 31, 2022
	As Previously Reported	Restatement Adjustments	Refer-ence	As Restated	As Previously Reported	Restatement Adjustments	Refer-ence	As Restated
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$25,208	$—		$25,208	$27,500	$—		$27,500
Sales tax payable	—	26,113	a	26,113	—	24,157	a	24,157
Accrued expenses and other current liabilities	11,289	(5,098)	a	6,191	5,697	(1,106)	a	4,591
Income taxes payable	—	—		—	—	—		—

Total current liabilities	36,497	21,015		57,512	33,197	23,051		56,248

Deferred tax liabilities	—	—		—	936	(936)	b	—
Other long-term liabilities	3,825	(3,825)	a	—	—	—		—

Total liabilities	40,322	17,190		57,512	34,133	22,115		56,248

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 5,000 shares authorized; 3 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	—		9	9	—		9
Common stock, $.001 par value, 40,000 shares authorized; 21,084 and 20,979 shares issued and outstanding, respectively	21	—		21	21	—		21
Additional paid-in capital	18,277	—		18,277	11,660	—		11,660
Retained earnings	105,488	(13,829)	a, b	91,659	130,496	(18,736)	a, b	111,760

Total shareholders' equity	123,795	(13,829)		109,966	142,186	(18,736)		123,450

Total liabilities and shareholders' equity	$164,117	$3,361		$167,478	$176,319	$3,379		$179,698

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summary of Restatement - Consolidated Statements of Operations

	Year ended March 31, 2023				Year ended March 31, 2022
	As Previously Reported	Restatement Adjustments	Refer-ence	As Restated	As Previously Reported	Restatement Adjustments	Refer-ence	As Restated
Sales	$256,858	$(279)	a	$256,579	$273,417	$(1,135)	a	$272,282
Cost of sales	185,844	—		185,844	195,341	—		195,341

Gross profit	71,014	(279)		70,735	78,076	(1,135)		76,941

Operating expenses:
General and administrative	49,474	(7,760)	a	41,714	30,829	285	a	31,114
Advertising	19,424	—		19,424	18,799	—		18,799
Depreciation	3,546	—		3,546	2,738	—		2,738
Total operating expenses	72,444	(7,760)		64,684	52,366	285		52,651

(Loss) income from operations	(1,430)	7,481		6,051	25,710	(1,420)		24,290

Other income:
Interest income (expense), net	2,070	(1,620)	a	450	335	(1,466)	a	(1,131)
Other, net	944	—		944	1,026	—		1,026
Total other income	3,014	(1,620)		1,394	1,361	(1,466)		(105)

Income before provision for income taxes	1,584	5,861		7,445	27,071	(2,886)		24,185

Provision for income taxes	1,351	954	b	2,305	5,971	(502)	b	5,469

Net income	$233	$4,907		$5,140	$21,100	$(2,384)		$18,716

Net income per common share:
Basic	$0.01	$0.24		$0.25	$1.05	$(0.12)		$0.93
Diluted	$0.01	$0.24		$0.25	$1.04	$(0.12)		$0.92

Weighted average number of common shares outstanding:
Basic	20,275	—		20,275	20,176	—		20,176
Diluted	20,339	—		20,339	20,358	—		20,358

Cash dividends declared per common share	$1.20	$—		$1.20	$1.20	$—		$1.20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended March 31, 2021
	As Previously Reported	Restatement Adjustments	Refer-ence	As Restated
Sales	$309,215	$(5,632)	a	$303,583
Cost of sales	219,267	—		219,267

Gross profit	89,948	(5,632)		84,316

Operating expenses:
General and administrative	28,293	1,424	a	29,717
Advertising	21,641	—		21,641
Depreciation	2,427	—		2,427
Total operating expenses	52,361	1,424		53,785

(Loss) income from operations	37,587	(7,056)		30,531

Other income:
Interest income (expense), net	314	(1,210)	a	(896)
Other, net	1,315	—		1,315
Total other income	1,629	(1,210)		419

Income before provision for income taxes	39,216	(8,266)		30,950

Provision for income taxes	8,613	(1,582)	b	7,031

Net income	$30,603	$(6,684)		$23,919

Net income per common share:
Basic	$1.53	$(0.33)		$1.19
Diluted	$1.52	$(0.33)		$1.19

Weighted average number of common shares outstanding:
Basic	20,060	—		20,060
Diluted	20,119	—		20,119

Cash dividends declared per common share	$1.12	$—		$1.12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summary of Restatement - Consolidated Cash Flow Statement

	Year ended March 31, 2023				Year ended March 31, 2022
	As Previously Reported	Restatement Adjustments	Refer-ence	As Restated	As Previously Reported	Restatement Adjustments	Refer-ence	As Restated
Cash flows from operating activities:
Net income	$233	$4,907	a	$5,140	$21,100	$(2,384)	a	$18,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,546	—		3,546	2,738	—		2,738
Share based compensation	6,617	—		6,617	4,549	—		4,549
Deferred income taxes	(1,564)	(66)	b	(1,630)	(345)	(501)	b	(846)
Bad debt expense	214	—		214	165	—		165
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Accounts receivable	(41)	—		(41)	509	—		509
Inventories - finished goods	13,432	—		13,432	1,965	—		1,965
Prepaid income taxes	(1,202)	1,020	b	(182)	278	—		278
Prepaid expenses and other current assets	147	—		147	(363)	—		(363)
Accounts payable	(2,292)	—		(2,292)	(12,048)	—		(12,048)
Sales tax payable	—	1,956	a	1,956	—	2,928	a	2,928
Accrued expenses and other current liabilities	8,713	(7,817)	a	896	(50)	(43)	a	(93)
Net cash provided by operating activities	27,803	—		27,803	18,498	—		18,498

Cash flows from investing activities:
Purchase of minority interest investment in Vetster	(5,000)	—		(5,000)	—	—		—
Purchases of property and equipment	(5,260)	—		(5,260)	(1,752)	—		(1,752)
Net cash used in investing activities	(10,260)	—		(10,260)	(1,752)	—		(1,752)

Cash flows from financing activities:
Dividends paid	(24,537)	—		(24,537)	(24,384)	—		(24,384)
Net cash used in financing activities	(24,537)	—		(24,537)	(24,384)	—		(24,384)

Net (decrease) increase in cash and cash equivalents	(6,994)	—		(6,994)	(7,638)	—		(7,638)

Cash and cash equivalents, at beginning of year	111,080	—		111,080	118,718	—		118,718

Cash and cash equivalents, at end of year	$104,086	$—		$104,086	$111,080	$—		$111,080

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$4,312	$—		$4,312	$6,085	$—		$6,085

Dividends payable in accrued expenses	$1,262	$—		$1,262	$558	$—		$558

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended March 31, 2021
	As Previously Reported	Restatement Adjustments	Refer-ence	As Restated
Cash flows from operating activities:
Net income	$30,603	$(6,684)	a	$23,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,427	—		2,427
Share based compensation	3,307	—		3,307
Deferred income taxes	311	(1,584)		(1,273)
Bad debt expense	130	—		130
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Accounts receivable	1,126	—		1,126
Inventories - finished goods	(16,536)	—		(16,536)
Prepaid income taxes	(959)	—		(959)
Prepaid expenses and other current assets	(974)	—		(974)
Accounts payable	19,890	—		19,890
Sales tax payable	—	8,268	a	8,268
Accrued expenses and other current liabilities	1,221	—		1,221
Income taxes payable	(471)	—		(471)
Net cash provided by operating activities	40,075	—		40,075

Cash flows from investing activities:
Purchase of minority interest investment in Vetster	—	—		—
Purchases of property and equipment	(2,432)	—		(2,432)
Net cash used in investing activities	(2,432)	—		(2,432)

Cash flows from financing activities:
Dividends paid	(22,687)	—		(22,687)
Net cash used in financing activities	(22,687)	—		(22,687)

Net (decrease) increase in cash and cash equivalents	14,956	—		14,956

Cash and cash equivalents, at beginning of year	103,762	—		103,762

Cash and cash equivalents, at end of year	$118,718	$—		$118,718

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$10,018	$—		$10,018

Dividends payable in accrued expenses	$198	$—		$198

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Quarterly Financial Statements (Unaudited)
The following tables set forth the corrections in each of the individual line items affected in the condensed consolidated statements of income for each respective period:

	Three Months Ended
	June 30, 2021				September 30, 2021
	As Previously Reported	Restatement Adjustments	Refer-ence	As Restated	As Previously Reported	Restatement Adjustments	Refer-ence	As Restated
Sales	$79,312	$(550)	a	$78,762	$67,386	$(289)	a	$67,097
General and administrative	8,041	135	a	8,176	6,958	73	a	7,031
Interest income (expense), net	85	(350)	a	(265)	74	(362)	a	(288)
Provision for income taxes	1,360	(186)	b	1,174	1,982	(149)	b	1,833
Net income	$4,428	$(849)	a, b	$3,579	$6,349	$(575)	a, b	$5,774

	Three Months Ended
	December 31, 2021				March 31, 2022
	As Previously Reported	Restatement Adjustments	Refer-ence	As Restated	As Previously Reported	Restatement Adjustments	Refer-ence	As Restated
Sales	$60,717	$(143)	a	$60,574	$66,002	$(153)	a	$65,849
General and administrative	7,541	37	a	7,578	8,289	40	a	8,329
Interest income (expense), net	84	(373)	a	(289)	92	(381)	a	(289)
Provision for income taxes	1,261	(119)	b	1,142	1,368	(48)	b	1,320
Net income	$4,257	$(434)	a, b	$3,823	$6,066	$(526)	a, b	$5,540
The following tables set forth the corrections in each of the individual line items affected in the condensed consolidated balance sheets for each respective period:

	June 30, 2021				September 30, 2021
	As Previously Reported	Restatement Adjustments	Refer-ence	As Restated	As Previously Reported	Restatement Adjustments	Refer-ence	As Restated
Deferred tax assets	$—	$2,886	b	$2,886	$—	$2,521	b	$2,521
Sales tax payable	—	21,201	a	21,201	—	21,925	a	21,925
Deferred tax liabilities	1,114	(1,114)	b	—	1,627	(1,627)	b	—
Retained earnings	132,489	(17,201)	a, b	115,288	132,746	(17,777)	a, b	114,969

	December 31, 2021				March 31, 2022
	As Previously Reported	Restatement Adjustments	Refer-ence	As Restated	As Previously Reported	Restatement Adjustments	Refer-ence	As Restated
Deferred tax assets	$—	$3,006	b	$3,006	$—	$3,379	b	$3,379
Sales tax payable	—	22,477	a	22,477	—	24,157	a	24,157
Accrued expenses and other current liabilities					5,697	(1,106)	a	4,591
Deferred tax liabilities	1,262	(1,262)	b	—	936	(936)	b	—
Retained earnings	130,721	(18,209)	a, b	112,512	130,496	(18,736)	a, b	111,760

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables set forth the corrections in each of the individual line items affected in the condensed consolidated statements of cash flows for each respective period:

	Three Months Ended				Six Months Ended
	June 30, 2021				September 30, 2021
	As Previously Reported	Restatement Adjustments	Refer-ence	As Restated	As Previously Reported	Restatement Adjustments	Refer-ence	As Restated
Net income	$4,428	$(849)	a, b	$3,579	$10,777	$(1,424)	a, b	$9,353
Deferred income taxes	(167)	(186)	b	(353)	346	(335)	b	11
Sales tax payable	—	1,035	a	1,035	—	1,759	a	1,759

	Nine Months Ended				Twelve Months Ended
	December 31, 2021				March 31, 2022
	As Previously Reported	Restatement Adjustments	Refer-ence	As Restated	As Previously Reported	Restatement Adjustments	Refer-ence	As Restated
Net income	$15,034	$(1,858)	a,b	$13,176	$21,100	$(2,384)	a, b	$18,716
Deferred income taxes	(19)	(454)	b	(473)	(345)	(501)	b	(846)
Sales tax payable	—	2,312	a	2,312	—	2,928	a	2,928
Accrued expenses and other current liabilities					(50)	(43)	a	(93)

Summary of Restatement - Consolidated Statements of Stockholders’ equity
The following table sets forth the corrections in each of the line items affected in the consolidated statements of stockholders' equity and total equity for each respective period:

	As Previously Reported	Restatement Adjustments	As Restated
Retained Earnings, March 31, 2020	126,177	(9,668)	116,509
Dividends Declared	(22,639)	—	(22,639)
Net Income	30,603	(6,684)	23,919
Retained Earnings, March 31, 2021	134,141	(16,352)	117,789
Dividends Declared	(24,745)	—	(24,745)
Net Income	21,100	(2,384)	18,716
Retained Earnings, March 31, 2022	130,496	(18,736)	111,760
Dividends Declared	(25,241)	—	(25,241)
Net Income	233	4,907	5,140
Retained Earnings, March 31, 2023	105,488	(13,829)	91,659

Total Shareholders' Equity, March 31, 2020	130,010	(9,668)	120,342
Total Shareholders' Equity, March 31, 2021	141,281	(16,352)	124,929
Total Shareholders' Equity, March 31, 2022	142,186	(18,736)	123,450
Total Shareholders' Equity, March 31, 2023	123,795	(13,829)	109,966

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2)    Summary of Significant Accounting Policies
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
(2)    Summary of Significant Accounting Policies (Continued)
The Company disaggregates sales in the following two categories: (1) reorder sales vs new order sales, and (2) internet sales vs call center sales. The following table illustrates sales by various classifications:

	Year Ended March 31,
Sales (In thousands) (as restated)	2023	%	2022	%	$ Variance	% Variance

Reorder sales	$232,380	90.6%	$243,490	89.4%	$(11,110)	(4.6)%
New order sales	$24,199	9.4%	$28,792	10.6%	$(4,593)	(16.0)%

Total net sales	$256,579	100.0%	$272,282	100.0%	$(15,703)	(5.8)%

Internet sales	$221,653	86.4%	$229,307	84.2%	$(7,654)	(3.3)%
Call center sales	$34,926	13.6%	$42,975	15.8%	$(8,049)	(18.7)%

Total net sales	$256,579	100.0%	$272,282	100.0%	$(15,703)	(5.8)%

	Year Ended March 31,
Sales (In thousands) (as restated)	2022	%	2021	%	$ Variance	% Variance

Reorder sales	$243,490	89.4%	$258,359	85.1%	$(14,869)	(5.8)%
New order sales	$28,792	10.6%	$45,224	14.9%	$(16,432)	(36.3)%

Total net sales	$272,282	100.0%	$303,583	100.0%	$(31,301)	(10.3)%

Internet sales	$229,307	84.2%	$254,679	83.9%	$(25,372)	(10.0)%
Call center sales	$42,975	15.8%	$48,904	16.1%	$(5,929)	(12.1)%

Total net sales	$272,282	100.0%	$303,583	100.0%	$(31,301)	(10.3)%
The Company changed the definition of a new customer on April 1, 2022, to include anyone who has not ordered over the past thirty-six months. The reorder and new order sales amounts for the years ended March 31, 2022 and March 31, 2021, respectively, reflect this new customer definition change.
Under the previous definition of a new customer, reorder and new order sales were $249.4 million and $22.9 million, respectively, for the year ended March 31, 2022. Under the previous definition of a new customer, reorder and new order sales were $267.7 million and $35.9 million, respectively, for the year ended March 31, 2021.
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
(2)    Summary of Significant Accounting Policies (Continued)
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
Sales tax liability
The Company collects and remits all applicable sales tax, which is recorded on a net basis and excluded from sales. Any sales tax payable, inclusive of interest and penalties, to taxation authorities for prior periods in which the Company did not charge the customer for sales taxes is calculated pursuant to ASC 405, “Liabilities,” and is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2)    Summary of Significant Accounting Policies (Continued)
included in sales tax payable in its consolidated balance sheets. Uncollected, unremitted sales taxes are recorded as a reduction to revenue; penalties on unremitted sales taxes are included in general and administrative expense; interest accrued for unremitted sales taxes is included in interest expense on the Company’s consolidated statement of operations.
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
(2)    Summary of Significant Accounting Policies (Continued)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(4)    Accrued Expenses and Other Current Liabilities (As Restated)
Major classifications of accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,
	2023	2022
	(as restated)	(as restated)
Accrued credit card fees	401	428
Accrued salaries and benefits	1,564	1,134
Accrued merchandise credits / reward program	1,660	1,623
Accrued professional expenses	559	459
Accrued sales return allowance	221	190
Accrued dividends payable	1,262	558
Accrued real estate taxes	118	111
Other accrued liabilities	406	88

Accrued expenses and other current liabilities	$6,191	$4,591
(5)    Income Taxes (As Restated)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	March 31,
	2023	2022
	(as restated)	(as restated)
Deferred tax assets:
Accrued expenses	$5,910	$4,680
Deferred stock compensation	1,605	662
Bad debt and inventory reserves	21	27

Total deferred tax assets	7,536	5,369

Deferred tax liabilities:
Depreciation and amortization	(2,527)	(1,990)

Total net deferred tax assets (liabilities)	$5,009	$3,379
At March 31, 2023, the Company had no federal or state net operating loss carryforwards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(5)    Income Taxes (As Restated) (Continued)
The components of the income tax provision consist of the following (in thousands):

	Year Ended March 31,
	2023	2022	2021
	(as restated)	(as restated)	(as restated)
Current taxes
Federal	$2,623	$5,802	$7,446
State	1,312	514	856
Total current taxes	3,934	6,316	8,302

Deferred taxes
Federal	(453)	(778)	(1,140)
State	(1,176)	(69)	(131)
Total deferred taxes	(1,629)	(847)	(1,271)

Total provision for income taxes	$2,305	$5,469	$7,031
The reconciliation of income tax provision computed at the U.S. federal statutory tax rates to income tax expense is as follows (in thousands):

	Year Ended March 31,
	2023	2022	2021
	(as restated)	(as restated)	(as restated)
Income taxes at U.S. statutory rates	$1,564	$5,078	$6,499
State income taxes, net of federal tax benefit	107	428	557
Permanent differences	340	116	479
Restricted stock shortfall (windfall) adjustment	171	31	(123)
Other	124	(184)	(381)

Total provision for income taxes	$2,305	$5,469	$7,031
In fiscal 2023, the Company recognized a stock compensation shortfall charge of approximately $171 thousand and recognized a one-time charge of approximately $382 thousand related to a return to provision true up of the fiscal 2022 income tax provision. In fiscal 2022, the Company recognized a stock compensation shortfall charge of approximately $31 thousand, and recognized a one-time benefit of approximately $29 thousand, related to a return to provision true up of the fiscal 2021 income tax provision. In fiscal 2021 the Company recognized a stock compensation windfall benefit of approximately $123 thousand, and recognized a one-time benefit of approximately $194 thousand, related to a return to provision true up of the fiscal 2020 income tax provision.
The differences between the effective income tax rate and the statutory U.S. federal income tax rate are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(5)    Income Taxes (As Restated) (Continued)

	Year Ended March 31,
	2023	2022	2021
	(as restated)	(as restated)	(as restated)
Federal rate on income before taxes	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	1.4%	1.8%	1.8%
Permanent differences	4.6%	0.5%	1.5%
Restricted stock shortfall (windfall) adjustments	2.3%	0.1%	(0.3)%
Other	1.7%	(0.7)%	(1.2)%

Total Effective Tax Rate	31.0%	22.7%	22.8%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(6)    Shareholders’ Equity (Continued)
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
The Company records compensation expense associated with restricted stock in accordance with ASC Topic 718 (“Share Based Payment”) (ASU 2016-09). At March 31, 2023, the Company had 960,007 restricted common shares issued under the 2016 Employee Plan and 240,755 restricted common shares issued under the 2015 Director Plan. No shares had been issued under the 2022 Employee Plan as of March 31, 2023. All shares in the 2016 Employee Plan and 2015 Director Plan were issued subject to a restriction or forfeiture period that lapses ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over a one to three-year restriction period, with the exception of performance restricted shares which were issued to the Chief Executive Officer and Chief Financial Officer.
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
For the fiscal years ended March 31, 2023, 2022, and 2021, the Company recognized compensation expense related to the 2016 Employee Plan and the 2015 Director Plan of $6.6 million, $4.5 million, and $3.3 million,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(7)    Restricted Stock (Continued)
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
(9)    Net Income Per Share (As Restated)
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
The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands, except for per share amounts):

	Year Ended March 31,
	2023	2022	2021
	(as restated)	(as restated)	(as restated)
Net income (numerator):

Net income	$5,140	$18,716	$23,919

Shares (denominator):

Weighted average number of common shares outstanding used in basic computation	20,275	20,176	20,060
Common shares issuable upon the vesting of restricted stock	54	172	49
Common shares issuable upon conversion of preferred shares	10	10	10
Shares used in diluted computation	20,339	20,358	20,119

Net income per common share:

Basic	$0.25	$0.93	$1.19
Diluted	$0.25	$0.92	$1.19
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10)    Commitments and Contingencies (Continued)
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
On August 25, 2021, the Board of Directors appointed Mathew N. Hulett ("Mr. Hulett”) as Chief Executive Officer and President of the Company and as a member of the Board of Directors. These appointments and the employment agreement were effective as of August 30, 2021. The employment agreement is for an initial term of three (3) years commencing on August 30, 2021 and will automatically renew for successive one (1) year terms, or for longer periods as mutually agreed upon by the parties, unless the employment agreement is expressly cancelled by either Mr. Hulett or the Company sixty (60) days prior to the end of the then current term, or is otherwise terminated as provided in the agreement. The employment agreement provides that Mr. Hulett will receive an annual base salary of $500 thousand, subject to periodic review for increases with the approval of the Board of Directors, and will be eligible to participate in the standard employee benefit plans generally available to executives and employees of the Company, including health insurance, life and disability insurance, restricted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10)    Commitments and Contingencies (Continued)
stock under the Company’s equity compensation plan(s), 401(k) plan, and paid time off and paid holidays. The employment agreement also provides that the Company will reimburse Mr. Hulett for his documented business expenses incurred in connection with his employment pursuant to the Company's standard reimbursement expense policy and practices. The employment agreement contains certain rights of Mr. Hulett and the Company to terminate Mr. Hulett’s employment, including termination by the Company for “Cause” as defined in the employment agreement, and termination by Mr. Hulett for “Good Reason” as defined in the employment agreement within twelve (12) months of a Change in Control as defined in the employment agreement. Mr. Hulett is also entitled to severance pay equal to twelve (12) months of Mr. Hulett’s current base salary and eighteen (18) months of health insurance benefits in the event of his termination by the Company without Cause, or termination by Mr. Hulett for Good Reason within twelve (12) months of a Change in Control. The foregoing severance benefits are conditioned upon Mr. Hulett’s execution of a release of claims and compliance with certain restrictive covenants. The employment agreement contains customary non-disclosure and non-solicitation provisions as well as a one (1) year non-compete following the termination of the agreement.
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
In connection with Mr. Rosenbloom’s transition services and subsequent separation from employment with the Company, on August 2, 2022 the Company and Mr. Rosenbloom entered into a CFO Transition and Separation Agreement (the "Separation Agreement”) pursuant to which Mr. Rosenbloom remained in his current position as CFO of the Company through and including August 2, 2022, and following the termination of his status as CFO, Mr. Rosenbloom continued to serve as an employee of the Company to provide transition services to the Company through his date of termination. His employment ended on December 31, 2022 ("Separation Date”). While Mr. Rosenbloom served as an employee of the Company, he continued to receive his current base

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10)    Commitments and Contingencies (Continued)
salary and benefits as was in effect. The Separation Agreement provided that Mr. Rosenbloom would be paid two lump-sum severance payments of $182 thousand each, with the first such payment to be paid on the Company’s next payroll date following the Separation Date, and was paid January 13, 2023, and the second to be paid on the Company’s next payroll date six-months following the Separation Date, subject to his compliance with the terms and conditions of his then existing employment agreement, and the Separation Agreement. In exchange for the Company’s agreement to make the severance payments, Mr. Rosenbloom granted the Company a full release of any and all claims that he may have against the Company and its affiliates and related parties.
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
(12)    Minority Interest Investment in Vetster
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
(13)    Subsequent Events
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

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of the Company is responsible for the preparation and integrity of the Consolidated Financial Statements appearing in Amendment No. 1 to our Annual Report on Form 10-K/A. The financial statements were prepared in conformity with generally accepted accounting principles appropriate in the circumstances and, accordingly, include certain amounts based on our best judgments and estimates. Financial information in the Amendment No.1 to Annual Report on Form 10-K/A is consistent with that in the financial statements.
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
Subsequent to our original evaluation, we identified a new material weakness in the design of our controls relating to the review of the appropriate application of GAAP relating to our sales tax liability in our consolidated financial statements. This material weakness resulted in the restatement of our financial statements as of and for the years ended March 31, 2023, 2022 and 2021, the unaudited condensed consolidated quarterly financial information for the quarterly periods within the fiscal years ended March 31, 2023 and 2022, and the unaudited condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2023 and September 30, 2023.
We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weaknesses are remediated as soon as possible. We are developing a remediation plan designed to improve our internal controls over financial reporting to remediate these material weaknesses, including increasing resources and modifying processes to eliminate the lack of segregation of duties over the preparation, approval and posting of journal entries and engaging consultants to assist with complex areas of U.S. GAAP and SEC rules to facilitate accurate and timely financial reporting.

Additionally, in response to the material weakness due to the tax calculations, we have developed and are in the process of implementing a remediation plan. The key elements of the plan include:
1.Enhancing the oversight and review of tax-related accounting estimates and calculations to ensure they are complete and accurate.

2.Providing additional training to personnel involved in tax accounting and financial reporting to enhance their understanding of the relevant accounting standards and requirements.
3.Enhancing the documentation of tax positions and related accounting judgments to ensure they are adequately supported and can withstand external scrutiny.

Management believes that the implementation of these actions will remediate the identified material weaknesses and enhance our internal control over financial reporting related to tax matters. We will continue to monitor the effectiveness of these actions and make any additional improvements that may be necessary.
The Company’s auditors, RSM US LLP, a independent registered public accounting firm, are appointed by the Audit Committee of the Company’s Board of Directors, subject to ratification by our Company’s shareholders. RSM US LLP have audited and reported on the Consolidated Financial Statements of PetMed Express, Inc. and subsidiaries, and issued a report on the Company’s internal control over financial reporting. The reports of the independent auditors are contained in Amendment No.1 to our Annual Report on Form 10-K/A.
/s/ Mathew N. Hulett
Mathew N. Hulett
President, Chief Executive Officer, Director
April 15, 2024
/s/ Christine Chambers
Christine Chambers
Chief Financial Officer and Treasurer
April 15, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and the Board of Directors of PetMed Express, Inc. and subsidiaries
Opinion on the Internal Control Over Financial Reporting
We have audited PetMed Express, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weaknesses described below, the Company has not maintained effective internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated May 23, 2023, (April 15, 2024, as to the restatement described in Note 1 to the consolidated financial statements), expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the restatement.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:
a.The Company has inappropriate segregation of duties over the preparation, approval and posting of manual journal entries.
b.    The Company did not have appropriate design in controls relating to the review of the appropriate application of generally accepted accounting principles for the Company’s sales tax liability resulting in the restatement described in Note 1 to the consolidated financial statements.
These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 financial statements, and this report does not affect our report dated May 23, 2023 (April 15, 2024, as to the restatement described in Note 1 to the consolidated financial statements) on those financial statements.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP
Fort Lauderdale, Florida
May 23, 2023, (April 15, 2024, as to the effects of the material weakness described in the third paragraph above relating to the restatement as described in Note 1 to the consolidated financial statements)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2023, the end of the period covered by this Amendment. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023, due to the material weaknesses in internal control over financial reporting described below.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2023 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was not effective, as of March 31, 2023, as a result of the material weaknesses described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of management's evaluation in connection with the Original Report, we identified a material weakness due to a lack of segregation of duties over the preparation, approval and posting of certain journal entries. Subsequent to our original evaluation, we identified a new material weakness in the design of our controls relating to the review of the appropriate application of GAAP relating to our sales tax liability in our consolidated financial statements. This material weakness resulted in the restatement of our financial statements as of and for the years ended March 31, 2023, 2022 and 2021, the unaudited condensed consolidated quarterly financial information for the quarterly periods in the fiscal years ended March 31, 2023 and 2022, and the unaudited condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2023 and September 30, 2023.

RSM, an independent registered public accounting firm, has audited the consolidated financial statements included in this Amendment and, as part of their audit, has issued a report, included within Part II, Item 8, “Financial Statements and Supplementary Data” of this Amendment, on the effectiveness of our internal control over financial reporting.

Remediation of Material Weaknesses

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weaknesses are remediated as soon as possible. We are developing a remediation plan designed to improve our internal controls over financial reporting to remediate these material weaknesses, including increasing resources and modifying processes to eliminate the lack of segregation of duties over the preparation, approval and posting of journal entries and engaging consultants to assist with complex areas of U.S. GAAP and SEC rules to facilitate accurate and timely financial reporting.

Additionally, in response to the material weakness due to the tax calculations, we have developed and are in the process of implementing a remediation plan. The key elements of the plan include:
1.Enhancing the oversight and review of tax-related accounting estimates and calculations to ensure they are complete and accurate.
2.Providing additional training to personnel involved in tax accounting and financial reporting to enhance their understanding of the relevant accounting standards and requirements.

3.Enhancing the documentation of tax positions and related accounting judgments to ensure they are adequately supported and can withstand external scrutiny.

Management believes that the implementation of these actions will remediate the identified material weaknesses and enhance our internal control over financial reporting related to tax matters. We will continue to monitor the effectiveness of these actions and make any additional improvements that may be necessary.
Changes in Internal Control over Financial Reporting
Other than as described above, there were no changes in our internal control over financial reporting during the fourth quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design and disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgement in evaluating the benefits of possible controls and procedures relative to the their cost.

ITEM 9B. OTHER INFORMATION
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders, which was filed with the SEC on June 20, 2023 (the "2023 Proxy Statement").
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to our 2023 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this item (other than information required by Item 201(d) of Regulation S-K with respect to equity compensation plans, which is set forth under Item 5 in this Amendment is incorporated herein by reference to our 2023 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to our 2023 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to our 2023 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Amendment.
(1)Consolidated Financial Statements – See the Index to Consolidated Financial Statements in Item 8 of this Amendment.
The following exhibits are filed as part of this Amendment or hereby incorporated by reference to exhibits previously filed with the SEC.
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

10.4 +	Executive Employment Agreement with Mathew N. Hulett (incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 30, 2021).
10.5 +	Restricted Stock Agreement with Mathew N. Hulett (incorporated by reference to Exhibit 10.2 to our Form 8-K filed August 30, 2021).
10.6 +	Restricted Performance Stock Agreement with Mathew N. Hulett (incorporated by reference to Exhibit 10.3 to our Form 8-K filed August 30, 2021).
10.7+	2022 Employee Equity Compensation Restricted Stock Plan (incorporated by reference to Exhibit A to our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders filed June 17, 2022).
10.7.1+	Form of Restricted Stock Agreement used for grants of restricted stock under the 2022 Employee Equity Compensation Restricted Stock Plan.*
10.8+	CFO Transition and Separation Agreement with Bruce Rosenbloom (incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 2, 2022).
10.9+	Executive Employment Agreement with Christine Chambers (incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 3, 2022).
10.10+	Restricted Stock Agreement with Christine Chambers (incorporated by reference to Exhibit 10.2 to our Form 8-K filed August 3, 2022).
10.11+	Restricted Performance Stock Agreement with Christine Chambers (incorporated by reference to Exhibit 10.3 to our Form 8-K filed August 3, 2022).
(21)Subsidiaries of Registrant

21.1	Subsidiaries of Registrant*
(23)Consents of Experts and Counsel

23.1	Consent of RSM US LLP**
(31)Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)**
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)**
(32)Certifications

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350***

101.INS**	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________
*Filed as an exhibit in the Original Report
**Filed herewith
***Furnished herewith
+ Indicates a management contract or compensatory plan or arrangement
ITEM 16. FORM 10–K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: April 15, 2024

PETMED EXPRESS, INC.
(the “registrant”)

By:	/s/ Mathew N. Hulett
Mathew N. Hulett
Chief Executive Officer and President
(principal executive officer)