Form 10-Q/A
period 2023-06-30
PETMED EXPRESS INC
filed 2024-04-15
CIK 1040130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,169,327 shares of Common Stock, $.001 par value per share, at August 1, 2023

As of April 15, 2024, 21,148,692 shares of the issuer’s Common Stock, $.001 par value per share, were issued and outstanding.

EXPLANATORY NOTE

PetMed Express, Inc. (“we,” “us,” “our,” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend and restate certain items in our Quarterly Report on Form 10-Q for the three months ended June 30, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 2, 2023 (the “Original Report”).

In filing this Amendment, we are restating our previously issued condensed consolidated financial statements as of and for the three months ended June 30, 2023 and 2022, (the “Affected Periods”) to correct accounting errors primarily relating to compliance with U.S. GAAP in connection with our historical accounting for sales tax liabilities and the valuation of deferred tax assets associated with the Company’s acquisition of PetCareRx in April 2023 (collectively, the "Misstatements"). As a result of the Misstatements, our previously issued condensed consolidated financial statements for the Affected Periods should no longer be relied upon. In addition, we have filed an Amendment No.1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended March 31, 2023 (the "2023 Form 10-K/A") and intend to file an amendment to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023, originally filed with the SEC on October 31, 2023 (together with this Amendment and the 2023 Form 10-K/A, the “Amended Reports”). We will also restate the three and nine months ended December 31, 2022 to be included in our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023 to account for the Misstatements during the 2022 periods to be presented therein. All material restatement information that relates to the Misstatements will be included in the Amended Reports and our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023, and we do not intend to separately amend other filings that we have previously filed with the SEC.

Background and Effects of the Restatement

In the third quarter of fiscal year 2024, we reviewed the accounting treatment related to previously reported sales tax accruals as well as the accounting treatment related to the valuation of the deferred tax asset associated with our acquisition of PetCareRx in April 2023. As a result of this review, management determined that we incorrectly applied U.S. GAAP as it relates to the sales tax liability and improperly valued the deferred tax asset and goodwill included in our consolidated financial statements for each of the Affected Periods.

We corrected the Misstatements relating to sales tax accruals by recording sales tax accruals as of the end of each of the Affected Periods using a legal liability approach under Accounting Standards Codification Topic 405, Liabilities. The restated sales tax accrual amounts assume that (i) customers who have not yet provided certificates or other documentation of exemption from sales tax are taxable, (ii) total potential interest and penalty assessments may be imposed, and (iii) we will not receive waivers of interest and penalties or other benefits under agreements we may obtain with jurisdictions from our outreach with voluntary disclosures. We expect to make adjustments to the sales tax liability in future periods as and if we obtain any waivers of interest and penalties or other benefits from our voluntary disclosures and as and if we obtain additional documentation from customers supporting exemption from sales tax.

In addition, we have corrected Misstatements relating to the deferred tax asset we recognized in connection with our acquisition of PetCareRx on April 3, 2023 (the “Acquisition”). In the accounting for the Acquisition, it was determined that we incorrectly valued deferred tax assets associated with loss carryforwards of PetCareRx under section 382 of the Internal Revenue Code. As a result of this error, the amount of deferred tax assets disclosed in the Original Report was overstated by $5.9 million and the amount of goodwill was understated by $5.9 million.

This Amendment restates our previously issued unaudited condensed consolidated financial statements for each of the Affected Periods and certain other related disclosures that were included in the Original Report. The Misstatements that appeared in the previously issued unaudited condensed consolidated financial statements of the Company were material. A summary of the impact of the adjustments described above, as of and for the three months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended
	June 30, 2023		June 30, 2022
(in thousands)	As previously reported	As restated	As previously reported	As restated
Sales	$78,244	$78,244	$70,187	$70,042
Gross profit	22,526	22,526	19,943	19,798
(Loss) income from operations	(2,128)	(2,128)	3,490	3,311
Net (loss) income	(887)	(1,136)	2,775	2,687

	As of
	June 30, 2023		March 31, 2023
(in thousands)	As previously reported	As restated	As previously reported	As restated
Total assets	$180,737	$184,275	$164,117	$167,478
Total liabilities	62,415	80,031	40,322	57,512
Total shareholders' equity	118,322	104,244	123,795	109,966

Restatement of Condensed Consolidated Financial Statements

This Amendment includes unaudited restated condensed consolidated financial statements for the Affected Periods. For additional information, see Note 1 "Restatement of Previously Issued Financial Statements" in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 in this Amendment.

Internal Control Considerations

Management has reassessed its evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2023, as further described in Part I, Item 4 of this Amendment, and concluded that additional material weaknesses existed and that internal control over financial reporting and disclosure controls and procedures were not effective as of June 30, 2023.

Items Amended in this Filing

This Amendment sets forth our Original Report in its entirety, as amended by the changes related to the Misstatements. This Amendment does not reflect events occurring after the filing of our Original Report, or modify or update those disclosures. Accordingly, forward-looking statements included in this Amendment may represent management’s views as of the Original Report and should not be assumed to be accurate as of any date thereafter.

This Amendment amends and restates the following items of the Original Report as of and for the quarter ended June 30, 2023 :

a.Part I, Item 1. Financial Statements
b.Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
c.Part I, Item 4. Controls and Procedures
d.Part II, Item 1A. Risk Factors
e.Part II, Item 6. Exhibits, Financial Statement Schedules

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment includes new certifications specified in Rule 13a-14 under the Exchange Act, from our Chief Executive Officer and Chief Financial Officer dated as of the date of this Amendment.

PART I - FINANCIAL INFORMATION
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, certain information in this Amendment includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, our results of operations, financial position and our business outlook, business trends and other information, may be forward-looking statements. You can identify these forward-looking statements by the words "believes," "intends," "expects," “might,” "may," "will," "should," "plans," "projects," "contemplates," "intends," "budgets," “potential,” "predicts," "estimates," "anticipates," “future,” “goal,” and variations of such words or similar expressions. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved, and actual future results may differ materially from what is expressed in or indicated by the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A, under the heading “Risk Factors,” in our 2023 Form 10-K/A filed with the “SEC”, and under Part II, Item 1A., Risk Factors in this Amendment, if and as such risk factors may be updated from time to time in our periodic filings with the SEC. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and a reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this Amendment apply only as of the date of the Original Report or as of the date they were made or as otherwise specified herein. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Investors and others should note that we use our websites (https://petmeds.com and https://www.investors.petmeds.com), as well as social media, press releases, SEC filings, public conference calls and webcasts, as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings, public conference calls and webcasts. The contents of our websites and social media posts, however, are not incorporated by reference into this Amendment. Further, our references to website URLs in this filing are intended to be inactive textual references only.

NOTE REGARDING COMPANY REFERENCES

When used in this Amendment, unless otherwise stated or the context otherwise indicates, "PetMed Express," "PetMeds," "PetMed," "the Company," "we," "our," and "us" refers to PetMed Express, Inc. and its direct and indirect wholly owned subsidiaries, taken as a whole.
ITEM 1. CONDENSED FINANCIAL STATEMENTS.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for per share amounts)

	June 30, 2023	March 31, 2023
	(Unaudited)
	(as restated)	(as restated)
ASSETS

Current assets:
Cash and cash equivalents	$61,534	$104,086
Accounts receivable, less allowance for doubtful accounts of $38 and $35, respectively	1,894	1,740
Inventories - finished goods	32,324	19,023
Prepaid expenses and other current assets	8,530	4,719
Prepaid income taxes	528	863
Total current assets	104,810	130,431

Noncurrent assets:
Property and equipment, net	27,207	26,178
Intangible and other assets, net	17,671	5,860
Goodwill	26,657	–
Operating lease right-of-use assets, net	2,024	–
Deferred tax assets, net	5,906	5,009
Total noncurrent assets	79,465	37,047

Total assets	$184,275	$167,478

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$40,037	$25,208
Sales tax payable	26,614	26,113
Accrued expenses and other current liabilities	8,067	6,191
Current lease liabilities	799	–
Deferred revenue	3,246	–
Total current liabilities	78,763	57,512

Long-term lease liabilities	1,268	–

Total liabilities	80,031	57,512

Commitments and contingencies (Note 9)	—	—

Shareholders' equity:
Preferred stock, $.001 par value, 5,000 shares authorized; 3 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized; 21,170 and 21,084 shares issued and outstanding, respectively	21	21
Additional paid-in capital	20,037	18,277
Retained earnings	84,177	91,659

Total shareholders' equity	104,244	109,966

Total liabilities and shareholders' equity	$184,275	$167,478
See accompanying notes to unaudited condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(In thousands, except for per share amounts) (Unaudited)

	Three Months Ended June 30,
	2023	2022
	(as restated)	(as restated)
Sales	$78,244	$70,042
Cost of sales	55,718	50,244

Gross profit	22,526	19,798

Operating expenses:
General and administrative	15,711	9,385
Advertising	7,265	6,349
Depreciation and amortization	1,678	753
Total operating expenses	24,654	16,487

(Loss) income from operations	(2,128)	3,311

Other income (expense):
Interest income (expense), net	194	(274)
Other, net	506	198
Total other income (loss)	700	(76)

(Loss) income before (benefit) provision for income taxes	(1,428)	3,235

(Benefit) provision for income taxes	(292)	548

Net (loss) income	$(1,136)	$2,687

Net (loss) income per common share:
Basic	$(0.06)	$0.13
Diluted	$(0.06)	$0.13

Weighted average number of common shares outstanding:
Basic	20,333	20,208
Diluted	20,333	20,291

Cash dividends declared per common share	$0.30	$0.30
See accompanying notes to unaudited condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended June 30,
	2023	2022
	(as restated)	(as restated)
Cash flows from operating activities:
Net (loss) income	$(1,136)	$2,687
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,678	753
Share based compensation	1,760	1,536
Deferred income taxes	(627)	(776)
Bad debt expense	19	45
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	(46)	86
Inventories - finished goods	(10,185)	9,880
Prepaid income taxes	335	681
Prepaid expenses and other current assets	(2,390)	451
Operating lease right-of-use assets, net	196	–
Accounts payable	9,115	(10,469)
Sales tax payable	500	498
Accrued expenses and other current liabilities	1,295	169
Lease liabilities	(205)	—
Deferred revenue	253	—
Income taxes payable	—	839
Net cash provided by operating activities	$562	$6,380

Cash flows from investing activities:
Purchase of minority interest investment in Vetster	–	(5,000)
Acquisition of PetCareRx, net of cash acquired	(35,859)	—
Purchases of property and equipment	(1,153)	(982)
Net cash used in investing activities	$(37,012)	$(5,982)

Cash flows from financing activities:
Dividends paid	(6,102)	(6,064)
Net cash used in financing activities	$(6,102)	$(6,064)

Net decrease in cash and cash equivalents	(42,552)	(5,666)
Cash and cash equivalents, at beginning of period	104,086	111,080

Cash and cash equivalents, at end of period	$61,534	$105,414

Supplemental disclosure of cash flow information:

Dividends payable in accrued expenses	$1,507	$791
See accompanying notes to unaudited condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Restatement of Previously Issued Financial Statements
The unaudited quarterly financial statements for the quarters ended June 30, 2023 and 2022 (collectively, the "Affected Periods") have been restated to account for material misstatements related to the collection of sales taxes on sales of products and services to customers as further described below and the accounting treatment related to the deferred tax asset associated with the Company’s acquisition of PetCareRx in April 2023 (collectively, the "Misstatements"). The Company also restated all amounts impacted within the notes to the financial statements in this Amendment. A description of the adjustments and their impacts on the previously issued financial statements are included below.
Description of restatement adjustments
In the third quarter of fiscal year 2024, the Company reviewed the accounting treatment related to its previously reported sales tax accruals as well as the accounting treatment related to the valuation of the deferred tax asset associated with the Company’s acquisition of PetCareRx in April 2023. As a result of this review, management determined that the Company incorrectly applied GAAP as it relates to the sales tax liability included in our consolidated financial statements for each of the Affected Periods, and that it improperly valued the deferred tax asset and goodwill reported in the first and second quarter of fiscal year 2024.
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
In addition, the Company has corrected its deferred tax asset recognized in connection with its acquisition of PetCareRx on April 3, 2023 (the “Acquisition”). In the accounting for the Acquisition, it was determined that the Company incorrectly valued deferred tax assets associated with loss carryforwards of PetCareRx under section 382 of the Internal Revenue Code. As a result of this error, the amount of deferred tax assets disclosed in the Original Report was overstated by $5.9 million and the amount of goodwill by was understated by $5.9 million.
A summary of the impact of the adjustments described above relating to the Misstatements for the quarters ended June 30, 2023 and 2022, is as follows:

	Three Months Ended
	June 30, 2023		June 30, 2022
(in thousands)	As previously reported	As restated	As previously reported	As restated
Sales	$78,244	$78,244	$70,187	$70,042
Gross profit	$22,526	$22,526	$19,943	$19,798
(Loss) income from operations	$(2,128)	$(2,128)	$3,490	$3,311
Net (loss) income	$(887)	$(1,136)	$2,775	$2,687

	Three Months Ended
	June 30, 2023		June 30, 2022
	As previously reported	As restated	As previously reported	As restated
Net (loss) income (numerator):
Net (loss) income	$(887)	$(1,136)	$2,775	$2,687

Shares (denominator):

Weighted average number of common shares outstanding used in basic computation	20,333	20,333	20,208	20,208
Common shares issuable upon vesting of restricted stock	—	—	73	73
Common shares issuable upon conversion of preferred shares	—	—	10	10
Shares used in diluted computation	20,333	20,333	20,291	20,291

Net (loss) income per common share:

Basic	$(0.04)	$(0.06)	$0.14	$0.13
Diluted	$(0.04)	$(0.06)	$0.14	$0.13

The restated unaudited interim financial information for the relevant unaudited interim financial statements for the quarterly periods ended June 30, 2023 and 2022 is also included below.
The categories of restatement adjustments and their impacts on previously reported financial statements are described below and identified in the Restatement Reconciliation Tables in the column entitled "Reference":
a.Sales Tax – Sales tax on sales of products and services to customers who were subject to sales tax, inclusive of maximum penalties and interest, that was not previously accrued by the Company is corrected by an increase to sales tax liabilities on the consolidated balance sheets. The effect of the adjustments on the consolidated statements of operations were recorded as a reduction to sales for the amount of tax, an increase to general and administrative expenses for accrued penalties and interest is included in other interest(expense) on the consolidated statements of operations.
b.Tax provision / accrual – Tax provisions, deferred tax assets and liabilities were adjusted based on restated net income and restated deferred assets valuation in connection with the acquisition of PetCareRx.
c.Deferred tax asset adjustment - Deferred tax asset recognized in connection with the acquisition of PetCareRx on April 3, 2023.
Condensed Consolidated Financial Statements - Restatement Reconciliation Tables
In light of the foregoing, in accordance with ASC 250, Accounting Changes and Error Corrections, we are restating the previously issued unaudited condensed consolidated financial statements as of June 30, 2023 and March 31, 2023, and for the three months ended June 30, 2023 and 2022, to reflect the effects of the restatement adjustments and to make certain corresponding disclosures. In the following tables, we have presented a reconciliation of our consolidated balance sheets, statements of operations, and cash flows as previously reported for these prior periods to the restated and revised amounts.

Summary of Restatement - Consolidated Balance Sheets

	June 30, 2023				March 31, 2023
	As Previously Reported	Restatement Adjustments	Refer-ence	As Restated	As Previously Reported	Restatement Adjustments	Refer-ence	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$61,534	$—		$61,534	$104,086	$—		$104,086
Accounts receivable, less allowance for doubtful accounts of $38 and $35, respectively	1,894	—		1,894	1,740	—		1,740
Inventories - finished goods	32,324	—		32,324	19,023	—		19,023
Prepaid expenses and other current assets	8,530	—		8,530	4,719			4,719
Prepaid income taxes	1,548	(1,020)	b	528	1,883	(1,020)	b	863
Total current assets	105,830	(1,020)		104,810	131,451	(1,020)		130,431

Noncurrent assets:
Property and equipment, net	27,207	—		27,207	26,178	—		26,178
Intangible and other assets	17,671	—		17,671	5,860	—		5,860
Goodwill	20,735	5,922	c	26,657	—	—		—
Operating lease right-of-use assets, net	2,024	–		2,024	—	–		–
Deferred tax assets, net	7,270	(1,364)	b, c	5,906	628	4,381	b	5,009
Total noncurrent assets	74,907	4,558		79,465	32,666	4,381		37,047

Total assets	$180,737	$3,538		$184,275	$164,117	$3,361		$167,478

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$40,037	$—		$40,037	$25,208	$—		$25,208
Sales tax payable	—	26,614	a	26,614	—	26,113	a	26,113
Accrued expenses and other current liabilities	13,240	(5,173)	a	8,067	11,289	(5,098)	a	6,191
Current lease liabilities	799	—		799	—	—		—
Deferred revenue	3,246	—		3,246	—	—		—
Total current liabilities	57,322	21,441		78,763	36,497	21,015		57,512

Deferred tax liabilities	—	—		—	—	—		—
Long-term lease liabilities	1,268	—		1,268	—	—		—
Other long-term liabilities	3,825	(3,825)	a	—	3,825	(3,825)	a	—

Total liabilities	62,415	17,616		80,031	40,322	17,190		57,512

Commitments and contingencies	—	—		—	—	—		—

Shareholders' equity:
Preferred stock, $.001 par value, 5,000 shares authorized; 3 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	—		9	9	—		9
Common stock, $.001 par value, 40,000 shares authorized; 21,170 and 21,084 shares issued and outstanding, respectively	21	—		21	21	—		21
Additional paid-in capital	20,037	—		20,037	18,277	—		18,277
Retained earnings	98,255	(14,078)	a, b, c	84,177	105,488	(13,829)	a, b	91,659

Total shareholders' equity	118,322	(14,078)		104,244	123,795	(13,829)		109,966

Total liabilities and shareholders' equity	$180,737	$3,538		$184,275	$164,117	$3,361		$167,478

Summary of Restatement - Consolidated Statements of Operations

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
	As Previously Reported	Restatement Adjustments	Refer-ence	As Restated	As Previously Reported	Restatement Adjustments	Refer-ence	As Restated
Sales	$78,244	$—		$78,244	$70,187	$(145)	a	$70,042
Cost of sales	55,718	—		55,718	50,244	—		50,244

Gross profit	22,526	—		22,526	19,943	(145)		19,798

Operating expenses:
General and administrative	15,711	—		15,711	9,351	34	a	9,385
Advertising	7,265	—		7,265	6,349	—		6,349
Depreciation and amortization	1,678	—		1,678	753	—		753
Total operating expenses	24,654	—		24,654	16,453	34		16,487

(Loss) income from operations	(2,128)	—		(2,128)	3,490	(179)		3,311

Other income (expense):
Interest income (expense), net	620	(426)	a	194	117	(391)	a	(274)
Other, net	506	—		506	198	—		198
Total other income (loss)	1,126	(426)		700	315	(391)		(76)

(Loss) income before (benefit) provision for income taxes	(1,002)	(426)		(1,428)	3,805	(570)		3,235

(Benefit) provision for income taxes	(115)	(177)	b	(292)	1,030	(482)	b	548

Net (loss) income	$(887)	$(249)		$(1,136)	$2,775	$(88)		$2,687

Net (loss) income per common share:
Basic	$(0.04)	$(0.02)		$(0.06)	$0.14	$(0.01)		$0.13
Diluted	$(0.04)	$(0.02)		$(0.06)	$0.14	$(0.01)		$0.13

Weighted average number of common shares outstanding:
Basic	20,333	—		20,333	20,208	—		20,208
Diluted	20,333	—		20,333	20,291	—		20,291

Cash dividends declared per common share	$0.30	$—		$0.30	$0.30	$—		$0.30

Summary of Restatement - Consolidated Cash Flow Statement

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
	As Previously Reported	Restatement Adjustments	Refer-ence	As Restated	As Previously Reported	Restatement Adjustments	Refer-ence	As Restated
Cash flows from operating activities:
Net (loss) income	$(887)	$(249)	a	$(1,136)	$2,775	$(88)	a	$2,687
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,678	—		1,678	753	—		753
Share based compensation	1,760	—		1,760	1,536	—		1,536
Deferred income taxes	(450)	(177)	b	(627)	(294)	(482)	b	(776)
Bad debt expense	19	—		19	45	—		45
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Accounts receivable	(46)	—		(46)	86	—		86
Inventories - finished goods	(10,185)	—		(10,185)	9,880	—		9,880
Prepaid income taxes	335	—		335	681	—		681
Prepaid expenses and other current assets	(2,390)	—		(2,390)	451	—		451
Operating lease right-of-use assets, net	196	—		196	—	—		—
Accounts payable	9,115	—		9,115	(10,469)	—		(10,469)
Sales tax payable	—	500	a	500	—	498	a	498
Accrued expenses and other current liabilities	1,369	(74)	a	1,295	97	72	a	169
Lease liabilities	(205)	—		(205)	—	—		—
Deferred revenue	253	—		253	—	—		—
Income taxes payable	—	—		—	839	—		839
Net cash provided by operating activities	$562	$—		$562	$6,380	$—		$6,380

Cash flows from investing activities:
Purchase of minority interest investment in Vetster	—	—		—	(5,000)	—		(5,000)
Acquisition of PetCareRx, net of cash acquired	(35,859)	—		(35,859)	—	—		—
Purchases of property and equipment	(1,153)	—		(1,153)	(982)	—		(982)
Net cash used in investing activities	$(37,012)	$—		$(37,012)	$(5,982)	$—		$(5,982)

Cash flows from financing activities:
Dividends paid	(6,102)	—		(6,102)	(6,064)	—		(6,064)
Net cash used in financing activities	$(6,102)	$—		$(6,102)	$(6,064)	$—		$(6,064)

Net (decrease) increase in cash and cash equivalents	(42,552)	—		(42,552)	(5,666)	—		(5,666)

Cash and cash equivalents, at beginning of year	104,086	—		104,086	111,080	—		111,080

Cash and cash equivalents, at end of year	$61,534	$—		$61,534	$105,414	$—		$105,414

Supplemental disclosure of cash flow information:

Dividends payable in accrued expenses	$1,507	$—		$1,507	$791	$—		$791

Note 2:    Summary of Significant Accounting Policies
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
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at June 30, 2023, the Statements of (Loss) Income for the three months ended June 30, 2023 and 2022, and Cash Flows for the three months ended June 30, 2023 and 2022. The results of operations for the three months ended June 30, 2023 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2024. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the 2023 Form 10-K/A. The unaudited condensed consolidated financial statements include the accounts of PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
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
Note 3:    Revenue Recognition (As Restated)
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
The Company disaggregates sales in the following categories: reorder sales vs new order sales vs membership fees. The following table illustrates sales in those categories:

	Three Months Ended June 30,
Revenue (In thousands)	2023	%	2022	%	$ Variance	% Variance
			(as restated)
Reorder sales	$68,038	87.0%	$63,208	90.2%	$4,830	7.6%
New order sales	7,820	10.0%	6,834	9.8%	986	14.4%
Membership fees	2,386	3.0%	–	–%	2,386	–%

Total net sales	$78,244	100.0%	$70,042	100.0%	$8,202	11.7%

Note 4: Acquisition (As Restated)

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

The Company recognized preliminary goodwill of approximately $26.7 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of the identifiable assets acquired. Goodwill recognized in the transaction represent synergies or scale achieved by significantly increasing the customer base without adding corresponding levels of additional overhead, the value of additional vendor relationships, including the food manufacturing relationships, a broader product catalog, and an assembled and experienced workforce. These items represent intangible assets that do not qualify for separate recognition. No goodwill is deductible for tax purposes.

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

The table below outlines the purchase price allocation of the purchase for PetCareRx to the acquired identifiable assets, liabilities assumed and goodwill (in thousands):

Cash and cash equivalents	$220
Accounts receivable, net	125
Other receivables	506
Inventory	3,116
Other current assets	835
Property and equipment	1,065
Deferred tax assets	270
Goodwill	26,657
Intangible assets, net	12,300
Right of use assets	2,220
Other assets	80
Total assets	47,394
Accounts payable	5,713
Accrued liabilities	131
Deferred revenue	2,993
Other current liabilities	206
Lease liabilities	2,272
Total liabilities	11,315
Total purchase consideration	$36,079

The Company incurred a total of $1.6 million in acquisition related costs that were expensed as incurred and recorded in general and administrative expenses in the Company’s unaudited Condensed Consolidated Statements of (Loss) Income, of which $0.5 million was recorded in fiscal year 2023. These costs include banking, legal, accounting, and consulting fees related to the acquisition.

Supplemental Pro Forma Information (As Restated)

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

The supplemental pro forma financial information for the prior period first fiscal quarter is as follows (in thousands):

Three Months Ended June 30, 2022
(unaudited)
Revenue	$81,245
Net income	907
Note 5:    Net (Loss) Income Per Share (As Restated)
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

The following is a reconciliation of the numerators and denominators of the basic and diluted net (loss) income per share computations for the periods presented (in thousands, except for per share amounts):

	Three Months Ended June 30,
	2023	2022
Net (loss) income (numerator):
Net (loss) income	$(1,136)	$2,687

Shares (denominator):
Weighted average number of common shares outstanding used in basic computation	20,333	20,208
Common shares issuable upon vesting of restricted stock	–	73
Common shares issuable upon conversion of preferred shares	–	10
Shares used in diluted computation	20,333	20,291

Net (loss) income per common share:
Basic	$(0.06)	$0.13
Diluted	$(0.06)	$0.13
For the three months ended June 30, 2023, 862,519 shares issuable upon vesting of restricted stock and 10,125 shares issuable upon conversion of preferred shares were excluded from the computation of diluted net (loss) income per common share, as their inclusion would have had an anti-dilutive effect on diluted net (loss) income per common share.
Note 6:    Stock-Based Compensation
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

Note 7:    Fair Value
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
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. At June 30, 2023 and March 31, 2023, the Company had invested the majority of its $61.5 million and $104.1 million cash and cash equivalents balance in money market funds which are classified within Level 1.

Note 8: Intangible and Other Assets, Net

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

Note 9: Leases
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
Note 10:    Commitments and Contingencies
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

Note 11:     Changes in Shareholders’ Equity (As Restated):
Changes in Shareholders’ Equity for the three months ended June 30, 2023 is summarized below (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings
Beginning balance at March 31, 2023:	$21	$18,277	$91,659
Share based compensation	—	1,760	—
Dividends declared	—	—	(6,346)
Net loss	—	—	(1,136)
Ending balance at June 30, 2023:	$21	$20,037	$84,177
Changes in Shareholders’ Equity for the three months ended June 30, 2022 is summarized below (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings
Beginning balance at March 31, 2022:	$21	$11,660	$111,760
Share based compensation	—	1,536	—
Dividends declared	—	—	(6,297)
Net income	—	—	2,687
Ending balance at June 30, 2022	$21	$13,196	$108,150
There were no shares of common stock that were purchased or retired in the three months ended June 30, 2023 or 2022. At June 30, 2023, the Company had approximately $28.7 million remaining under the Company’s share repurchase plan.
Note 12: Income Taxes (As Restated)
For the quarters ended June 30, 2023 and 2022, the Company recorded an income tax benefit of approximately $0.3 million and a tax provision of approximately $0.5 million, respectively. The decrease in the tax provision for the three months ended June 30, 2023 is related to the utilization of net operating losses available related to the acquisition of PetCareRx. The effective tax rate for the quarter ended June 30, 2023 was approximately 20.4%, compared to approximately 16.9% for the quarter ended June 30, 2022. The increase to the effective tax rate for the three months ended June 30, 2023 can be attributed to more deductible expenses and net operating losses offsetting taxable income, partially offset by an increase in the state income tax.
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

As a result of the acquisition, the Company performed a Section 382 analysis to determine if the net operating losses carried forward will have a utilization limitation. Any limitation may result in the expiration of a portion of the federal net operating loss carryforward before utilization, which would reduce the Company's gross deferred tax assets. As of April 3, 2023, and prior to the acquisition, PetCareRx had approximately $96.0 million of net operating losses and $1.9 million of disallowed interest expense. The restated results of the Section 382 analysis determined the net operating loss and disallowed interest expense in total, would be limited and reduced to approximately $14.5 million.

Note 13:     Subsequent Events
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Amendment, and our 2023 Form 10-K/A.
Certain information in this Amendment includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the words "believes," "intends," "expects," "may," "will," "should," "plans," "projects," "contemplates," "intends," "budgets," "predicts," "estimates," "anticipates," or similar expressions. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our 2023 Form 10-K/A under the heading “Risk Factors.” A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of the Original Report or as of the date they were made or as otherwise specified herein. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

When used in this Amendment, unless otherwise stated or the context otherwise indicates, "PetMed Express," "PetMeds," "PetMed," "the Company," "we," "our," and "us" refers to PetMed Express, Inc. and its direct and indirect wholly owned subsidiaries, taken as a whole.
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
Restatement
As described in the Explanatory Note above and in Note 1 to our consolidated financial statements, we have restated our consolidated financial statements and Item 2. Management’s Discussion of Financial Condition and Results of Operations for the three months ended June 30, 2023 and June 30, 2022 in this Amendment.
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

Revenue recognition
We account for revenue under ASC Topic 606 ("Revenue from Contracts with Customers") and generate revenue by selling pet medication products and pet supplies mainly to retail customers. Certain pet supplies offered on our website are drop shipped to customers. We consider ourselves the principal in the arrangement because we control the specified good before it is transferred to the customer. Revenue contracts contain one performance obligation, which is delivery of the product; customer care and support is deemed not to be a material right to the contract. The transaction price is adjusted at the date of sale for any applicable sales discounts and an estimate of product returns, which are estimated based on historical patterns, however this is not considered a key judgment. There are no amounts excluded from the variable consideration. Revenue is recognized when control transfers to the customer at the point in time in which the shipment of the product occurs. This key judgment is determined as the shipping point, which represents the point in time where we have a present right to payment, title has transferred to the customer, and the customer has assumed the risks and rewards of ownership.
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

Income taxes (As Restated)
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
As a result of the acquisition, the Company performed a Section 382 analysis to determine if the net operating losses carried forward will have a utilization limitation. Any limitation may result in the expiration of a portion of the federal net operating loss carryforward before utilization, which would reduce the Company's gross deferred tax assets. As of April 3, 2023, and prior to the acquisition, PetCareRx had approximately $96.0 million of net operating losses and $1.9 million of disallowed interest expense. The restated results of the Section 382 analysis determined the net operating loss and disallowed interest expense in total, would be limited and reduced to $14.5 million.
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

Results of Operations (As Restated)
The following should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in our unaudited Condensed Consolidated Statements of (Loss) Income:

	Three Months Ended June 30,
	2023	2022
	(as restated)	(as restated)
Sales	100.0%	100.0%
Cost of sales	71.2	71.7

Gross profit	28.8	28.3

Operating expenses:
General and administrative	20.1	13.4
Advertising	9.3	9.1
Depreciation and amortization	2.1	1.1
Total operating expenses	31.5	23.6

(Loss) income from operations	(2.7)	4.7

Total other income (expense)	0.9	(0.1)

(Loss) income before provision for income taxes	(1.8)	4.6

(Benefit) provision for income taxes	(0.4)	0.8

Net (loss) income	(1.4)%	3.8%
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

The following table presents a reconciliation of net income, the most directly comparable GAAP measure, to adjusted EBITDA for each of the periods indicated:
Reconciliation of Non-GAAP Measures
PetMed Express, Inc.
(Unaudited)

	Three Months Ended
($ in thousands, except percentages)	June 30, 2023	June 30, 2022	$ Change	% Change
	(as restated)	(as restated)
Consolidated Reconciliation of GAAP Net Income to Adjusted EBITDA:

Net (loss) income	$(1,136)	$2,687	$(3,823)	n/m

Add (subtract):
Share-based Compensation	$1,760	$1,536	$224	15%
Income Tax expense (benefit)	$(292)	$548	$(840)	n/m
Depreciation and Amortization	$1,678	$753	$925	123%
Interest (Income) Expense, Net (1)	$(194)	$274	$(468)	n/m
Acquisition/Partnership Transactions and Other Items	$1,126	$355	$771	217%
Employee Severance	$393	$–	$393	n/m
Sales Tax Expense	$–	$179	$(179)	(100)%

Adjusted EBITDA	$3,335	$6,332	$(2,997)	(47)%
(1) Included in interest (income) expense is $426 thousand of interest expense related to the sales tax liability and $620 thousand of interest income for the three months ended June 30, 2023 and $391 thousand of interest expense related to the sales tax liability and $117 thousand of interest income for the three months ended June 30, 2022.
Three Months Ended June 30, 2023 Compared With Three Months Ended June 30, 2022
Sales (As Restated)
Sales increased by approximately $8.2 million, or 11.7%, to approximately $78.2 million for the quarter ended June 30, 2023, compared to approximately $70.0 million for the quarter ended June 30, 2022. The increase in sales for the three months ended June 30, 2023 was due to incremental sales from the combination of PetCareRx, growth in PetMeds new customer sales with an offset by declines in PetMeds reorder sales.
We acquired approximately 86,000 new customers for the quarter ended June 30, 2023 compared to approximately 69,000 new customers for the quarter ended June 30, 2022. The following tables illustrates sales by various sales classifications:

	Three Months Ended June 30,
Revenue (In thousands)	2023	%	2022	%	$ Variance	% Variance
			(as restated)
Reorder sales	$68,038	87.0%	$63,208	90.2%	$4,830	7.6%
New order sales	7,820	10.0%	6,834	9.8%	986	14.4%
Membership fees	2,386	3.0%	–	–%	2,386	–%

Total net sales	$78,244	100.0%	$70,042	100.0%	$8,202	11.7%

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
Cost of sales (As Restated)
Cost of sales increased by approximately $5.5 million, or 10.9%, to approximately $55.7 million for the quarter ended June 30, 2023, from approximately $50.2 million for the quarter ended June 30, 2022. The cost of sales increase was primarily due to higher sales in the current period. As a percentage of sales, cost of sales was 71.2% and 71.7% for the quarters ended June 30, 2023 and 2022, respectively.
Gross profit (As Restated)
Gross profit increased by approximately $2.7 million, or 13.8%, to approximately $22.5 million for the quarter ended June 30, 2023, from approximately $19.8 million for the quarter ended June 30, 2022. Gross profit as a percentage of sales was 28.8% and 28.3% for the quarters ended June 30, 2023 and 2022, respectively. The gross profit and gross profit percentage increase for the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022 was primarily due to favorable rebates from the combination of PetCareRx.
General and administrative expenses (As Restated)
General and administrative expenses increased by approximately $6.3 million, or 67.4%, to approximately $15.7 million for the quarter ended June 30, 2023, from approximately $9.4 million for the quarter ended June 30, 2022. The increase to general and administrative expenses for the quarter ended June 30, 2023 was due to a $3.3 million increase in payroll expenses, of which $0.2 million is from increased stock compensation and $0.4 million from accrued severance, a $1.6 million increase of professional fees, of which $1.1 million were acquisition related costs, as well as a $0.6 million increase of software and systems expense, and a $0.8 million increase of variable and other overhead expenses primarily attributed to the combination of PetCareRx.
Advertising expenses
Advertising expenses increased by approximately $0.9 million, or 14.4%, to approximately $7.3 million for the quarter ended June 30, 2023, from approximately $6.3 million for the quarter ended June 30, 2022. The increase for the quarter can be attributed to higher media spend and increased agency fees. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $84 for the quarter ended June 30, 2023 compared to $91 for the quarter ended June 30, 2022. The decrease to customer acquisition costs for the quarter ended June 30, 2023, was due to more efficient variable marketing spend and a greater diversity of products offered creating economies of scope. The advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, spending, and price competition. Historically, the advertising environment fluctuates due to supply and demand. A more favorable advertising environment may positively impact future sales, whereas a less favorable advertising environment may negatively impact future sales. As a percentage of sales, advertising expense was 9.3% and 9.1% for the quarters ended June 30, 2023 and 2022, respectively. However, the advertising percentage may fluctuate quarter to quarter due to seasonality and advertising availability.
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
Other income (expense) (As Restated)
Other income increased to approximately $0.7 million for the quarter ended June 30, 2023 compared to approximately $0.1 million of other expense for the quarter ended June 30, 2022. The increase to other income for the quarter was primarily related to additional interest income as a result of higher interest rates, as well as increased rental income from PetCareRx. Interest income may decrease in the future based on several factors, including utilization of our cash balances towards quarterly dividend payments, on future investments or partnerships, or on our operating activities. Additionally, interest income could decrease if the current interest rate environment changes, or on our share repurchase plan, which has approximately $28.7 million remaining as of June 30, 2023.
Provision for income taxes (As Restated)
For the quarters ended June 30, 2023 and 2022, the Company recorded an income tax benefit of approximately $0.3 million and a tax provision of approximately $0.5 million, respectively. The decrease in the tax provision for the three months ended June 30, 2023 is related to the utilization of net operating losses available made available due to the acquisition of PetCareRx. The effective tax rate for the quarter ended June 30, 2023 was approximately 20.4%, compared to approximately 16.9% for the quarter ended June 30, 2022. The decrease to the effective tax rate for the three months ended June 30, 2023 can be attributed to deductible expenses and net operating losses offsetting taxable income partially offset by an increase in state income tax.
Liquidity and Capital Resources (As Restated)
Our working capital at June 30, 2023 and March 31, 2023 was $26.0 million and $72.9 million, respectively. The $46.9 million decrease in working capital was primarily attributable to a decrease in cash to fund the $36.1 million PetCareRx acquisition, and a $10.2 million increase in inventory in part related to the acquisition of PetCareRx. Net cash provided by operating activities was $0.6 million for the three months ended June 30, 2023, compared to cash provided by operating activities of $6.4 million for the three months ended June 30, 2022. This change is due to an increase in accounts payable and inventory in the three months ended June 30, 2023 than in the same period the prior year, as well as a decrease to net income. Net cash used in investing activities was $37.0 million for the three months ended June 30, 2023, compared to $6.0 million used in investing activities for the three months ended June 30, 2022. This change in investing activities is related to the PetCareRx acquisition, and increased property and equipment additions acquired in the three months ended June 30, 2023. Net cash used in financing activities was $6.1 million for the three months ended June 30, 2023 and the three months ended June 30, 2022, respectively, due to the payment of an aggregate of $0.30 per share dividend in each quarter.
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
As of June 30, 2023, we had $2.1 million in outstanding lease commitments assumed for the leases on two buildings occupied by PetCareRx. Other than foregoing leases, we are not currently bound by any material long- or short-term commitments for the purchase or lease of capital expenditures. Any material amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any future increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Our primary source of working capital is cash from operations. We presently have no need for alternative sources of working capital and have no commitments.

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
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures (As Restated)

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d-15(e) promulgated under the Exchange Act). Based on such evaluation, at the time the Original Report was filed, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023 to provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Subsequent to the original evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023, due to the material weaknesses described below.
Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Per our 2023 Form 10-K/A, we identified a material weakness due to a lack of segregation of duties over the preparation, approval and posting of certain journal entries. Subsequent to our original evaluation, we identified a new material weakness in the design of our controls relating to the review of the appropriate application of GAAP relating to our sales tax liability in our consolidated financial statements. This material weakness resulted in the restatement of our financial statements as of and for the years ended March 31, 2023, 2022 and 2021, the unaudited condensed consolidated quarterly financial information for the quarterly periods in the fiscal years ended March 31, 2023 and 2022, and the unaudited condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. Subsequent to our original evaluation, we also identified a material weakness in the design of our controls over accurate valuation of our deferred tax asset and goodwill relating to our acquisition of PetCareRx in April 2023. This material weakness resulted in the restatement of our unaudited condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

These material weaknesses remain unremediated as of June 30, 2023. Management is taking steps to remediate these material weaknesses (see “Remediation of Material Weaknesses” for details).
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
2. Providing additional training to personnel involved in tax accounting and financial reporting to enhance their understanding of the relevant accounting standards and requirements.
3. Enhancing the documentation of tax positions and related accounting judgments to ensure they are adequately supported and can withstand external scrutiny.

The material weaknesses will not be remediated until our remediation plan has been fully developed and implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. We are continuing to work on the implementation of our remediation plan, following which we will continue to test and monitor the new and enhanced controls until management has concluded that they are designed and operating effectively. We may conclude that additional measures, including resources, are necessary to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional evaluation and implementation time. We may also modify certain of the remediation efforts described above.
Changes in Internal Control Over Financial Reporting
Other than as described above, there were no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.
None.
ITEM 1A.    RISK FACTORS.
Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our 2023 Form 10-K/A for additional information concerning these and other uncertainties that could negatively impact the Company. There have been no material changes to the risk factors disclosed in our 2023 Form 10-K/A for the fiscal year ended March 31, 2023.
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

Date: April 15, 2024

By:	/s/ Mathew N. Hulett
Mathew N. Hulett

Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Christine Chambers
Christine Chambers

Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
PETMED EXPRESS, INC
________________________
FORM 10-Q/A
(Amendment No. 1)
FOR THE QUARTER ENDED:
JUNE 30, 2023
________________________
EXHIBITS
________________________