Form 10-Q/A
period 2023-09-30
PETMED EXPRESS INC
filed 2024-04-15
CIK 1040130

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

EXPLANATORY NOTE

PetMed Express, Inc. (“we,” “us,” “our,” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend and restate certain items in our Quarterly Report on Form 10-Q for the three months ended September 30, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 31, 2023 (the “Original Report”).

In filing this Amendment, we are restating our previously issued condensed consolidated financial statements as of and for the three and six months ended September 30, 2023 and 2022, (the “Affected Periods”) to correct accounting errors primarily relating to compliance with U.S. GAAP in connection with our historical accounting for sales tax liabilities and the valuation of deferred tax assets associated with the Company’s acquisition of PetCareRx in April 2023 (collectively, the “Misstatements”). As a result of the Misstatements, our previously issued condensed consolidated financial statements for the Affected Periods should no longer be relied upon. In addition, we have filed an Amendment No.1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended March 31, 2023 (the “2023 Form 10-K/A”) and an amendment to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023, originally filed with the SEC on August 2, 2023 (together with this Amendment and the 2023 Form 10-K/A, the “Amended Reports”). We will also restate the three and nine months ended December 31, 2022 to be included in our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023 to account for the Misstatements during the 2022 periods to be presented therein. All material restatement information that relates to the Misstatements will be included in the Amended Reports and our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023, and we do not intend to separately amend other filings that we have previously filed with the SEC.

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

In addition, we have corrected Misstatements relating to the deferred tax asset we recognized in connection with our acquisition of PetCareRx on October 30, 2023 (the “Acquisition”). In the accounting for the Acquisition, it was determined that we incorrectly valued deferred tax assets associated with loss carryforwards of PetCareRx under section 382 of the Internal Revenue Code. As a result of this error, the amount of deferred tax assets disclosed in the Original Report was overstated by $4.2 million and the amount of goodwill was understated by $4.2 million.

This Amendment restates our previously issued unaudited condensed consolidated financial statements for each of the Affected Periods and certain other related disclosures that were included in the Original Report. The Misstatements that appeared in the previously issued unaudited condensed consolidated financial statements of the Company were material. A summary of the impact of the adjustments described above, as of and for the three and six months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended
	September 30, 2023		September 30, 2022
(in thousands)	As previously reported	As restated	As previously reported	As restated
Sales	$70,999	$70,999	$65,394	$65,260
Gross profit	20,062	20,062	18,451	18,317
(Loss) income from operations	(441)	875	2,961	3,721
Net income (loss)	(70)	715	2,579	2,881

	Six Months Ended
	September 30, 2023		September 30, 2022
(in thousands)	As previously reported	As restated	As previously reported	As restated
Sales	$149,243	$149,243	$135,581	$135,302
Gross profit	$42,588	$42,588	$38,394	$38,115
(Loss) income from operations	$(2,569)	$(1,253)	$6,451	$7,032
Net income (loss)	$(957)	$(421)	$5,354	$5,568

	As of
	September 30, 2023		March 31, 2023
(in thousands)	As previously reported	As restated	As previously reported	As restated
Total assets	$159,271	$162,698	$164,117	$167,478
Total liabilities	45,600	62,319	40,322	57,512
Total equity	113,671	100,379	123,795	109,966

Restatement of Condensed Consolidated Financial Statements

This Amendment includes unaudited restated condensed consolidated financial statements for the Affected Periods. For additional information, see Note 1 “Restatement of Previously Issued Financial Statements” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 in this Amendment.

Internal Control Considerations

Management has reassessed its evaluation of the effectiveness of its internal control over financial reporting as of September 30, 2023, as further described in Part I, Item 4 of this Amendment, and concluded that additional material weaknesses existed and that internal control over financial reporting and disclosure controls and procedures were not effective as of September 30, 2023.

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

This Amendment amends and restates the following items of the Original Report as of and for the quarter ended September 30, 2023 :

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

PART I - FINANCIAL INFORMATION
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, certain information in this Amendment includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act") and Section 21E of the Exchange Act, as amended ("Exchange Act"). All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, our results of operations, financial position and our business outlook, business trends and other information, may be forward-looking statements. You can identify these forward-looking statements by the words "believes," "intends," "expects," “might,” "may," "will," "should," "plans," "projects," "contemplates," "intends," "budgets," “potential,” "predicts," "estimates," "anticipates," “future,” “goal,” and variations of such words or similar expressions. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved, and actual future results may differ materially from what is expressed in or indicated by the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A, under the heading “Risk Factors,” in our 2023 Form 10-K/A, filed with the “SEC”, and under Part II, Item 1A., Risk Factors in this Amendment if and as such risk factors may be updated from time to time in our periodic filings with the SEC. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and a reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

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

ITEM 1. CONDENSED FINANCIAL STATEMENTS.
PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	September 30, 2023	March 31, 2023
	(Unaudited)
	(as restated)	(as restated)
ASSETS

Current assets:
Cash and cash equivalents	$53,471	$104,086
Accounts receivable, less allowance for doubtful accounts of $44 and $35, respectively	2,174	1,740
Inventories - finished goods	18,902	19,023
Prepaid expenses and other current assets	9,656	4,719
Prepaid income taxes	437	863
Total current assets	84,640	130,431

Noncurrent assets:
Property and equipment, net	26,968	26,178
Intangible and other assets, net	17,181	5,860
Goodwill	26,657	—
Operating lease right-of-use assets, net	1,826	—
Deferred tax assets, net	5,426	5,009
Total noncurrent assets	78,058	37,047

Total assets	$162,698	$167,478

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$25,379	$25,208
Sales tax payable	24,835	26,113
Accrued expenses and other current liabilities	6,695	6,191
Current lease liabilities	757	—
Deferred revenue	3,573	—
Total current liabilities	61,239	57,512

Long-term lease liabilities	1,080	—

Total liabilities	62,319	57,512

Commitments and contingencies (Note 9)	—	—

Shareholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 2,500 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000,000 shares authorized; 21,147,006 and 21,084,302 shares issued and outstanding, respectively	21	21
Additional paid-in capital	21,765	18,277
Retained earnings	78,584	91,659

Total shareholders' equity	100,379	109,966

Total liabilities and shareholders' equity	$162,698	$167,478
See accompanying notes to unaudited condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(In thousands, except for share and per share amounts) (Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
	(as restated)		(as restated)
Sales	$70,999	$65,260	$149,243	$135,302
Cost of sales	50,937	46,943	106,655	97,187

Gross profit	20,062	18,317	42,588	38,115

Operating expenses:
General and administrative	11,962	9,859	27,673	19,244
Advertising	5,512	3,879	12,777	10,228
Depreciation and amortization	1,713	858	3,391	1,611
Total operating expenses	19,187	14,596	43,841	31,083

Income (loss) from operations	875	3,721	(1,253)	7,032

Other income (expense):
Interest income (expense), net	151	(14)	345	(288)
Other, net	254	261	760	459
Total other income	405	247	1,105	171

Income (loss) before provision for income taxes	1,280	3,968	(148)	7,203

Provision for income taxes	565	1,087	273	1,635

Net income (loss)	$715	$2,881	$(421)	$5,568

Net income (loss) per common share:
Basic	$0.04	$0.14	$(0.02)	$0.28
Diluted	$0.03	$0.14	$(0.02)	$0.27

Weighted average number of common shares outstanding:
Basic	20,382,979	20,261,114	20,357,752	20,234,904
Diluted	20,780,455	20,343,980	20,357,752	20,317,522

Cash dividends declared per common share	$0.30	$0.30	$0.60	$0.60
See accompanying notes to unaudited condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended September 30,
	2023	2022
	(as restated)	(as restated)
Cash flows from operating activities:
Net (loss) income	$(421)	$5,568
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,391	1,611
Share based compensation	3,489	3,217
Deferred income taxes	(146)	(815)
Bad debt expense	36	66
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	(345)	257
Inventories - finished goods	3,237	(1,567)
Prepaid income taxes	426	86
Prepaid expenses and other current assets	(3,516)	(597)
Operating lease right-of-use assets, net	394	—
Accounts payable	(5,542)	(3,520)
Sales tax payable	(1,278)	1,894
Accrued expenses and other current liabilities	(136)	(1,092)
Lease liabilities	(383)	—
Deferred revenue	579	—
Net cash (used in) provided by operating activities	(215)	5,108

Cash flows from investing activities:
Purchase of minority interest investment in Vetster	—	(5,000)
Acquisition of PetCareRx, net of cash acquired	(35,859)	—
Purchases of property and equipment	(2,137)	(2,336)
Net cash used in investing activities	(37,996)	(7,336)

Cash flows from financing activities:
Dividends paid	(12,404)	(12,306)
Net cash used in financing activities	(12,404)	(12,306)

Net decrease in cash and cash equivalents	(50,615)	(14,534)
Cash and cash equivalents, at beginning of period	104,086	111,080

Cash and cash equivalents, at end of period	$53,471	$96,546

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$–	$2,560

Dividends payable in accrued expenses	$1,513	$856
See accompanying notes to unaudited condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Restatement of Previously Issued Financial Statements
The unaudited quarterly financial statements for the quarters ended June 30, 2023 and 2022 and September 30, 2023 and 2022 (collectively, the "Affected Periods") have been restated to account for material misstatements related to the collection of sales taxes on sales of products and services to customers as further described below (collectively, the "Misstatements") and the accounting treatment related to the deferred tax asset associated with the Company’s acquisition of PetCareRx in April 2023. The Company also restated all amounts impacted within the notes to the financial statements in this Amendment. A description of the adjustments and their impacts on the previously issued financial statements are included below.
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
In addition, the Company has corrected its deferred tax asset recognized in connection with its acquisition of PetCareRx on April 3, 2023 (the “Acquisition”). In the accounting for the Acquisition, it was determined that the Company incorrectly valued deferred tax assets associated with loss carryforwards of PetCareRx under section 382 of the Internal Revenue Code. As a result of this error, the amount of the deferred tax assets disclosed in the Original Report was overstated by $4.2 million and the amount of the goodwill was understated by $4.2 million.
A summary of the impact of the adjustments described above relating to the Misstatements for the three and six months ending September 30, 2023 and 2022 is as follows:

	Six Months Ended
	September 30, 2023		September 30, 2022
(in thousands)	As previously reported	As restated	As previously reported	As restated
Sales	$149,243	$149,243	$135,581	$135,302
Gross profit	$42,588	$42,588	$38,394	$38,115
(Loss) income from operations	$(2,569)	$(1,253)	$6,451	$7,032
Net income (loss)	$(957)	$(421)	$5,354	$5,568

	Three Months Ended
	September 30, 2023		September 30, 2022
(in thousands)	As previously reported	As restated	As previously reported	As restated
Sales	$70,999	$70,999	$65,394	$65,260
Gross profit	$20,062	$20,062	$18,451	$18,317
(Loss) income from operations	$(441)	$875	$2,961	$3,721
Net income (loss)	$(70)	$715	$2,579	$2,881

	Six Months Ended
	September 30, 2023		September 30, 2022
	As previously reported	As restated	As previously reported	As restated
Net income (loss) (numerator):
Net income (loss)	$(957)	$(421)	$5,354	$5,568

Shares (denominator):

Weighted average number of common shares outstanding used in basic computation	20,357,752	20,357,752	20,234,904	20,234,904
Common shares issuable upon vesting of restricted stock	—	—	72,493	72,493
Common shares issuable upon conversion of preferred shares	—	—	10,125	10,125
Shares used in diluted computation	20,357,752	20,357,752	20,317,522	20,317,522

Net income (loss) per common share:

Basic	$(0.05)	$(0.02)	$0.26	$0.28
Diluted	$(0.05)	$(0.02)	$0.26	$0.27

	Three Months Ended
	September 30, 2023			September 30, 2022
	As previously reported	As restated		As previously reported	As restated
Net income (loss) (numerator):
Net income (loss)	$(70)	$715		$2,579	$2,881

Shares (denominator):

Weighted average number of common shares outstanding used in basic computation	20,382,979	20,382,979		20,261,114	20,261,114
Common shares issuable upon vesting of restricted stock	—	387,351	d	72,741	72,741
Common shares issuable upon conversion of preferred shares	—	10,125	d	10,125	10,125
Shares used in diluted computation	20,382,979	20,780,455		20,343,980	20,343,980

Net income (loss) per common share:

Basic	$—	$0.04		$0.13	$0.14
Diluted	$—	$0.03		$0.13	$0.14
The restated unaudited interim financial information for the relevant unaudited interim financial statements for the three months and six months ended September 30, 2023 and 2022 is also included below and identified in the Restatement Reconciliation Tables in the column entitled "Reference".
The categories of restatement adjustments and their impacts on previously reported financial statements are described below:
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
d.Diluted shares adjustment - Restated dilution is due to adjustments stemming from a. and b. which now creates income in period.
Condensed Consolidated Financial Statements - Restatement Reconciliation Tables
In light of the foregoing, in accordance with ASC 250, Accounting Changes and Error Corrections, we are restating the previously issued unaudited condensed consolidated financial statements as of September 30, 2023 and March 31, 2023, and for three and six months ended September 30, 2023 and 2022, to reflect the effects of the restatement adjustments and to make certain corresponding disclosures. In the following tables, we have presented a reconciliation of our consolidated balance sheets, statements of operations, and cash flows as previously reported for these prior periods to the restated and revised amounts.

Summary of Restatement - Consolidated Balance Sheets

	September 30, 2023				March 31, 2023
	As Previously Reported	Restatement Adjustments	Refer-ence	As Restated	As Previously Reported	Restatement Adjustments	Refer-ence	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$53,471	$—		$53,471	$104,086	$—		$104,086
Accounts receivable, less allowance for doubtful accounts of $44 and $35, respectively	2,174	—		2,174	1,740	—		1,740
Inventories - finished goods	18,902	—		18,902	19,023	—		19,023
Prepaid expenses and other current assets	9,656	—		9,656	4,719	—		4,719
Prepaid income taxes	1,457	(1,020)	b	437	1,883	(1,020)	b	863
Total current assets	85,660	(1,020)		84,640	131,451	(1,020)		130,431

Noncurrent assets:
Property and equipment, net	26,968	—		26,968	26,178	—		26,178
Intangible and other assets	17,181	—		17,181	5,860	—		5,860
Goodwill	22,451	4,206	c	26,657	—	—		—
Operating lease right-of-use assets, net	1,826	—		1,826	—	—		—
Deferred tax assets	5,185	241	b, c	5,426	628	4,381	b	5,009
Total noncurrent assets	73,611	4,447		78,058	32,666	4,381		37,047

Total assets	$159,271	$3,427		$162,698	$164,117	$3,361		$167,478

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$25,379	$—		$25,379	$25,208	$—		$25,208
Sales tax payable	—	24,835	a	24,835	—	26,113	a	26,113
Accrued expenses and other current liabilities	10,986	(4,291)	a	6,695	11,289	(5,098)	a	6,191
Current lease liabilities	757	—		757	—	—		—
Deferred revenue	3,573	—		3,573	—	—		—
Total current liabilities	40,695	20,544		61,239	36,497	21,015		57,512

Long-term lease liabilities	1,080	—		1,080	—	—		—
Other long-term liabilities	3,825	(3,825)	a	—	3,825	(3,825)	a	—

Total liabilities	45,600	16,719		62,319	40,322	17,190		57,512

Commitments and contingencies	—	—		—	—	—		—

Shareholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 2,500 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	—		9	9	—		9

Common stock, $.001 par value, 40,000,000 shares authorized; 21,147,006 and 21,084,302 shares issued and outstanding, respectively	21	—		21	21	—		21
Additional paid-in capital	21,765	—		21,765	18,277	—		18,277
Retained earnings	91,876	(13,292)	a, b, c	78,584	105,488	(13,829)	a, b	91,659

Total shareholders' equity	113,671	(13,292)		100,379	123,795	(13,829)		109,966

Total liabilities and shareholders' equity	$159,271	$3,427		$162,698	$164,117	$3,361		$167,478
Summary of Restatement - Consolidated Statements of Operation

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
	As Previously Reported	Restatement Adjustments	Refer-ence	As Restated	As Previously Reported	Restatement Adjustments	Refer-ence	As Restated
Sales	$70,999	$—		$70,999	$65,394	$(134)	a	$65,260
Cost of sales	50,937	—		50,937	46,943	—		46,943

Gross profit	20,062	—		20,062	18,451	(134)		18,317

Operating expenses:
General and administrative	13,278	(1,316)	a	11,962	10,753	(894)	a	9,859
Advertising	5,512	—		5,512	3,879	—		3,879
Depreciation and amortization	1,713	—		1,713	858	—		858
Total operating expenses	20,503	(1,316)		19,187	15,490	(894)		14,596

(Loss) income from operations	(441)	1,316		875	2,961	760		3,721

Other income (expense):
Interest income (expense), net	570	(419)	a	151	388	(402)	a	(14)
Other, net	254	—		254	261	—		261
Total other income	824	(419)		405	649	(402)		247

Income (loss) before provision for income taxes	383	897		1,280	3,610	358		3,968

Provision for income taxes	453	112	b	565	1,031	56	b	1,087

Net income (loss)	$(70)	$785		$715	$2,579	$302		$2,881

Net (loss) income per common share:
Basic	$—	$0.04		$0.04	$0.13	$0.01		$0.14
Diluted	$—	$0.04		$0.03	$0.13	$0.01		$0.14

Weighted average number of common shares outstanding:
Basic	20,382,979	—		20,382,979	20,261,114	—		20,261,114
Diluted	20,382,979	397,476	d	20,780,455	20,343,980	—		$20,343,980.00

Cash dividends declared per common share	$0.30	$—		$0.30	$0.30	$—		$0.30

	Six Months Ended September 30, 2023				Six Months Ended September 30, 2022
	As Previously Reported	Restatement Adjustments	Refer-ence	As Restated	As Previously Reported	Restatement Adjustments	Refer-ence	As Restated
Sales	$149,243	$—		$149,243	$135,581	$(279)	a	$135,302
Cost of sales	106,655	—		106,655	97,187	—		97,187

Gross profit	42,588	—		42,588	38,394	(279)		38,115

Operating expenses:
General and administrative	28,989	(1,316)	a	27,673	20,104	(860)	a	19,244
Advertising	12,777	—		12,777	10,228	—		10,228
Depreciation and amortization	3,391	—		3,391	1,611	—		1,611
Total operating expenses	45,157	(1,316)		43,841	31,943	(860)		31,083

(Loss) income from operations	(2,569)	1,316		(1,253)	6,451	581		7,032

Other income (expense):
Interest income (expense), net	1,190	(845)	a	345	505	(793)	a	(288)
Other, net	760	—		760	459	—		459
Total other income	1,950	(845)		1,105	964	(793)		171

Income (loss) before provision for income taxes	(619)	471		(148)	7,415	(212)		7,203

Provision for income taxes	338	(65)	b	273	2,061	(426)	b	1,635

Net (loss) income	$(957)	$536		$(421)	$5,354	$214		$5,568

Net (loss) income per common share:
Basic	$(0.05)	$0.03		$(0.02)	$0.26	$0.02		$0.28
Diluted	$(0.05)	$0.03		$(0.02)	$0.26	$0.01		$0.27

Weighted average number of common shares outstanding:
Basic	20,357,752	—		20,357,752	20,234,904	—		20,234,904
Diluted	20,357,752	—		20,357,752	20,317,522	—		20,317,522

Cash dividends declared per common share	$0.60	$—		$0.60	$0.60	$—		$0.60

Summary of Restatement - Consolidated Cash Flow Statement

	Six Months Ended September 30, 2023				Six Months Ended September 30, 2022
	As Previously Reported	Restatement Adjustments	Refer-ence	As Restated	As Previously Reported	Restatement Adjustments	Refer-ence	As Restated
Cash flows from operating activities:
Net income	$(957)	$536	a	$(421)	$5,354	$214	a	$5,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,391	—		3,391	1,611	—		1,611
Share based compensation	3,489	—		3,489	3,217	—		3,217
Deferred income taxes	(81)	(65)	b	(146)	(389)	(426)	b	(815)
Bad debt expense	36	—		36	66	—		66
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Accounts receivable	(345)	—		(345)	257	—		257
Inventories - finished goods	3,237	—		3,237	(1,567)	—		(1,567)
Prepaid income taxes	426	—		426	86	—		86
Prepaid expenses and other current assets	(3,516)	—		(3,516)	(597)	—		(597)
Operating lease right-of-use assets, net	394	—		394	—	—		—
Accounts payable	(5,542)	—		(5,542)	(3,520)	—		(3,520)
Sales tax payable	—	(1,278)	a	(1,278)	—	1,894	a	1,894
Accrued expenses and other current liabilities	(943)	807	a	(136)	590	(1,682)	a	(1,092)
Lease liabilities	(383)	—		(383)	—	—		—
Deferred revenue	579	—		579	—	—		—
Net cash provided by operating activities	(215)	—		(215)	5,108	—		5,108

Cash flows from investing activities:
Purchase of minority interest investment in Vetster	—	—		—	(5,000)	—		(5,000)
Acquisition of PetCareRx, net of cash acquired	(35,859)	—		(35,859)	—	—		—
Purchases of property and equipment	(2,137)	—		(2,137)	(2,336)	—		(2,336)
Net cash used in investing activities	(37,996)	—		(37,996)	(7,336)	—		(7,336)

Cash flows from financing activities:
Dividends paid	(12,404)	—		(12,404)	(12,306)	—		(12,306)
Net cash used in financing activities	(12,404)	—		(12,404)	(12,306)	—		(12,306)

Net (decrease) increase in cash and cash equivalents	(50,615)	—		(50,615)	(14,534)	—		(14,534)

Cash and cash equivalents, at beginning of year	104,086	—		104,086	111,080	—		111,080

Cash and cash equivalents, at end of year	$53,471	$—		$53,471	$96,546	$—		$96,546

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$—	$—	$—	$2,560	$—	$2,560

Dividends payable in accrued expenses	$1,513	$—	$1,513	$856	$—	$856

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

2023
Deferred revenue, March 31,	$–
Deferred revenue acquired with PetCareRx	3.0
Deferred memberships fees received	2.0
Deferred membership fee revenue recognized	(1.8)
Deferred revenue, June 30,	3.2
Deferred memberships fees received	2.1
Deferred membership fee revenue recognized	(1.7)
Deferred revenue, September 30,	$3.6
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

The Company disaggregates sales in the following categories: reorder sales vs new order sales vs membership fees. The following table illustrates sales in those categories:

	Three Months Ended September 30,				Increase (Decrease)
Revenue (in thousands)	2023	%	2022	%	$	%
			(as restated)
Reorder sales	$62,403	87.9%	$59,607	91.3%	$2,796	4.7%
New order sales	6,172	8.7%	5,653	8.7%	519	9.2%
Membership fees	2,424	3.4%	–	–%	2,424	–%
Total net sales	$70,999	100.0%	$65,260	100.0%	$5,739	8.8%

	Six Months Ended September 30,				Increase (Decrease)
Revenue (in thousands)	2023	%	2022	%	$	%
			(as restated)
Reorder sales	$130,441	87.4%	$122,815	90.8%	$7,626	6.2%
New order sales	13,992	9.4%	12,487	9.2%	1,505	12.1%
Membership fees	4,810	3.2%	–	–%	4,810	–%
Total net sales	$149,243	100.0%	$135,302	100.0%	$13,941	10.3%
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

The Company recognized goodwill of approximately $26.7 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of the identifiable assets acquired. Goodwill recognized in the transaction represent synergies or scale achieved by significantly increasing the customer base without adding corresponding levels of additional overhead, the value of additional vendor relationships, including the food manufacturing relationships, a broader product catalog, and an assembled and experienced workforce. These items represent intangible assets that do not qualify for separate recognition. No goodwill is deductible for tax purposes.

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

The table below outlines the purchase price allocation of the purchase for PetCareRx to the acquired identifiable assets, liabilities assumed and goodwill (in thousands):

Cash and cash equivalents	$220
Accounts receivable, net	125
Other receivables	506
Inventory	3,116
Other current assets	835
Property and equipment	1,065
Deferred tax assets, net	270
Goodwill	26,657
Intangible assets, net	12,300
Right of use assets	2,220
Other assets	80
Total assets	47,394
Accounts payable	5,713
Accrued liabilities	131
Deferred revenue	2,993
Other current liabilities	258
Lease liabilities	2,220
Total liabilities	11,315
Total purchase consideration	$36,079

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

The supplemental pro forma financial information for the prior period six months ended September 30, 2022 is as follows (in thousands):

Six Months Ended September 30, 2022
(unaudited)
Revenue	$157,355
Net income	2,194

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
The following is a reconciliation of the numerators and denominators of the basic and diluted net (loss) income per share computations for the periods presented (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net income (loss) (numerator):
Net income (loss)	$715	$2,881	$(421)	$5,568

Shares (denominator):
Weighted average number of common shares outstanding used in basic computation	20,382,979	20,261,114	20,357,752	20,234,904
Common shares issuable upon vesting of restricted stock	387,351	72,741	—	72,493
Common shares issuable upon conversion of preferred shares	10,125	10,125	—	10,125
Shares used in diluted computation	20,780,455	20,343,980	20,357,752	20,317,522

Net income (loss) per common share:

Basic	$0.04	$0.14	$(0.02)	$0.28
Diluted	$0.03	$0.14	$(0.02)	$0.27
For the quarter ended September 30, 2023 and 2022, 435,558 and 261,228 shares issuable upon vesting of restricted stock and 10,125 and zero shares issuable upon conversion of preferred shares, respectively, were excluded from the computation of diluted net (loss) income per common share, as their inclusion would have had an anti-dilutive effect on diluted net (loss) income per common share. For the six months ended September 30, 2023 and 2022, 842,714 and 261,228 shares issuable upon vesting of restricted stock and 10,125 and zero shares issuable upon conversion of preferred shares, respectively, were excluded from the computation of diluted net (loss) income per common share, as their inclusion would have had an anti-dilutive effect on diluted net (loss) income per common share.
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

Amortization expense for intangible assets was $0.5 million and zero for the three months ended September 30, 2023 and 2022, respectively. Amortization expense for intangible assets was $1.0 million and zero for the six months ended September 30, 2023 and 2022, respectively. The indefinite life intangibles are not being amortized and are subject to an annual review for impairment in accordance with the ASC Topic 350 (“Goodwill and Other Intangible Assets”).
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

Note 11:     Changes in Shareholders’ Equity (As Restated):
Changes in Shareholders’ Equity for the six months ended September 30, 2023 is summarized below (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings
Beginning balance at March 31, 2023:	$21	$18,277	$91,659
Share based compensation	—	1,760	—
Dividends declared	—	—	(6,346)
Net loss	—	—	(1,136)
Ending balance at June 30, 2023:	$21	$20,037	$84,177
Share based compensation	—	1,728	—
Dividends declared	—	—	(6,308)
Net loss	—	—	715
Ending balance at September 30, 2023:	$21	$21,765	$78,584

Changes in Shareholders’ Equity for the six months ended September 30, 2022 is summarized below (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings
Beginning balance at March 31, 2022:	$21	$11,660	$111,760
Share based compensation	—	1,536	—
Dividends declared	—	—	(6,297)
Net income	—	—	2,687
Ending balance at June 30, 2022	$21	$13,196	$108,150
Share based compensation	—	1,681	—
Dividends declared	—	—	(6,307)
Net income	—	—	2,881
Ending balance at September 30, 2022	$21	$14,877	$104,724
There were no shares of common stock that were purchased or retired in the six months ended September 30, 2023 or 2022. At September 30, 2023, the Company had approximately $28.7 million remaining under the Company’s share repurchase plan.
Note 12: Income Taxes (As Restated)
For the quarters ended September 30, 2023 and 2022, the Company recorded an income tax provision of approximately $0.6 million and an income tax provision of approximately $1.1 million, respectively, and for the six months ended September 30, 2023 and 2022 the Company recorded an income tax provision of approximately $0.3 million and an income tax provision of approximately $1.6 million, respectively. The decrease in the income tax provision for the three and six months ended September 30, 2023 is related to the decrease in operating income. The effective tax rate for the quarter ended September 30, 2023 was approximately 44.1%, compared to approximately 27.4% for the quarter ended September 30, 2022, and the effective tax rate for the six months ended September 30, 2023 was approximately (184.5)% compared to approximately 22.7%. The increase to the effective tax rate for the three months ended September 30, 2023 can be attributed to net operating losses offsetting taxable income, partially offset by an increase in state income tax. The decrease to the effective tax rate for the six months ended September 30, 2023 can be attributed to non-deductible items and an increase in state income tax.
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
Certain information in this Amendment includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You can identify these forward-looking statements by the words "believes," "intends," "expects," "may," "will," "should," "plans," "projects," "contemplates," "intends," "budgets," "predicts," "estimates," "anticipates," or similar expressions. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of 2023 Form 10-K/A under the heading “Risk Factors.” A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of the Original Report as of the date they were made or as otherwise specified herein. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

When used in this Amendment, unless otherwise stated or the context otherwise indicates, "PetMed Express," "PetMeds," "PetMed," "the Company," "we," "our," and "us" refers to PetMed Express, Inc. and its direct and indirect wholly owned subsidiaries, taken as a whole.
Restatement
As described in the Explanatory Note above and in Note 1 to our consolidated financial statements, we have restated our unaudited consolidated financial statements and Item 2. Management’s Discussion of Financial Condition and Results of Operations for the three and six months ended September 30, 2023 and September 30, 2022 in this Amendment.
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

Results of Operations (As Restated)
The following should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in our unaudited Condensed Consolidated Statements of (Loss) Income:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
	(as restated)		(as restated)
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.7	71.9	71.5	71.8

Gross profit	28.3	28.1	28.5	28.2

Operating expenses:
General and administrative	16.8	15.1	18.5	14.2
Advertising	7.8	5.9	8.6	7.6
Depreciation and amortization	2.4	1.3	2.3	1.2
Total operating expenses	27.0	22.4	29.4	23.0

(Loss) income from operations	1.3	5.7	(0.9)	5.2

Total other income	0.6	0.4	0.7	0.1

Income (loss) before provision for income taxes	1.9	6.1	(0.2)	5.3

Provision for income taxes	0.8	1.7	0.2	1.2

Net (loss) income	1.1%	4.4%	(0.4)%	4.1%
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

The following tables present a reconciliation of net income, the most directly comparable GAAP measure, to adjusted EBITDA for each of the periods indicated:

	Three Months Ended		Increase (Decrease)
($ in thousands, except percentages)	September 30, 2023	September 30, 2022	$	%
	(as restated)	(as restated)
Consolidated Reconciliation of GAAP Net (Loss) Income to Adjusted EBITDA:

Net Income	$715	$2,881	$(2,166)	(75)%

Add (subtract):
Share-based Compensation	1,728	1,681	47	3%
Income Taxes	565	1,087	(522)	(48)%
Depreciation and Amortization	1,713	858	855	100%
Interest (Income) Expense, Net (1)	(151)	14	(165)	n/m
Acquisition/Partnership Transactions and Other Items	168	–	168	n/m
Employee Severance	15	364	(349)	(96)%
Sales Tax Expense (Income)	(1,316)	165	(1,481)	n/m

Adjusted EBITDA	$3,437	$7,050	$(3,613)	(51)%
(1) Included in interest (income) expense is $419 thousand of interest expense related to the sales tax liability and $570 thousand of interest income for the three months ended September 30, 2023 and $402 thousand of interest expense related to the sales tax liability and $388 thousand of interest income for the three months ended September 30, 2022.

	Six Months Ended		Increase (Decrease)
($ in thousands, except percentages)	September 30, 2023	September 30, 2022	$	%
	(as restated)	(as restated)
Consolidated Reconciliation of GAAP Net (Loss) Income to Adjusted EBITDA:

Net (Loss) Income	$(421)	$5,568	$(5,989)	(108)%

Add (subtract):
Share-based Compensation	3,488	3,217	271	8%
Income Taxes	273	1,635	(1,362)	(83)%
Depreciation and Amortization	3,391	1,611	1,780	110%
Interest (Income) Expense, Net (1)	(345)	288	(633)	(220)%
Acquisition/Partnership Transactions and Other Items	1,294	355	939	265%
Employee Severance	408	364	44	12%
Sales Tax Expense (Income)	(1,316)	344	(1,660)	n/m

Adjusted EBITDA	$6,772	$13,382	$(6,610)	(49)%

(1) Included in interest (income) expense is $845 thousand of interest expense related to the sales tax liability and $1,190 thousand of interest income for the six months ended September 30, 2023 and $793 thousand of interest expense related to the sales tax liability and $505 thousand of interest income for the six months ended September 30, 2022.
Three Months Ended September 30, 2023 Compared With Three Months Ended September 30, 2022 and Six Months Ended September 30, 2023 Compared With Six Months Ended September 30, 2022
Sales (As Restated)
Sales increased by approximately $5.7 million, or 8.8%, to approximately $71.0 million for the quarter ended September 30, 2023, compared to approximately $65.3 million for the quarter ended September 30, 2022. Sales increased by approximately $13.9 million, or 10.3%, to approximately $149.2 million for the six months ended September 30, 2023, compared to approximately $135.3 million for the six months ended September 30, 2022. The increase in sales for the three and six months ended September 30, 2023 was due to incremental sales and membership fees from the integration of PetCareRx and growth in PetMeds new customer sales, partially offset by declines in PetMeds reorder sales.
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

	Three Months Ended September 30,				Increase (Decrease)
Revenue (In thousands)	2023	%	2022	%	$	%
			(as restated)
Reorder sales	$62,403	87.9%	$59,607	91.3%	$2,796	4.7%
New order sales	6,172	8.7%	5,653	8.7%	519	9.2%
Membership fees	2,424	3.4%	–	–%	2,424	–%
Total net sales	$70,999	100.0%	$65,260	100.0%	$5,739	8.8%

	Six Months Ended September 30,				Increase (Decrease)
Revenue (In thousands)	2023	%	2022	%	$	%
			(as restated)
Reorder sales	$130,441	87.4%	$122,815	90.8%	$7,626	6.2%
New order sales	13,992	9.4%	12,487	9.2%	1,505	12.1%
Membership fees	4,810	3.2%	–	–%	4,810	–%
Total net sales	$149,243	100.0%	$135,302	100.0%	$13,941	10.3%
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
Cost of sales (As Restated)
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

Gross profit (As Restated)
Gross profit increased by approximately $1.7 million, or 9.5%, to approximately $20.1 million for the quarter ended September 30, 2023, from approximately $18.3 million for the quarter ended September 30, 2022. For the six months ended September 30, 2023, gross profit increased by approximately $4.5 million, or 11.7%, to approximately $42.6 million, from approximately $38.1 million for the six months ended September 30, 2022. The gross profit increases for the quarter and six months ended September 30, 2023 compared to the quarter and six months ended September 30, 2022 was primarily due to higher sales and higher profit margins obtained by PetCareRx driven by membership fees.
General and administrative expenses (As Restated)
General and administrative expenses increased by approximately $2.1 million, or 21.3%, to approximately $12.0 million for the quarter ended September 30, 2023, from approximately $9.9 million for the quarter ended September 30, 2022. The increase to general and administrative expenses for the quarter ended September 30, 2023 was due to a $1.4 million increase in payroll expenses, a $0.5 million increase of professional fees, of which $0.2 million were acquisition related costs and a $0.7 million increase of software and systems expense, and a $1.1 million increase of variable and other overhead expenses. The expense increases were partially attributed to the integration of PetCareRx. These increases were offset by $1.3 million related to sales tax settlements with states.
For the six months ended September 30, 2023 general and administrative expenses increased by approximately $8.4 million, or 43.8%, to approximately $27.7 million, from approximately $19.2 million for the six months ended September 30, 2022. The increase to general and administrative expenses for the six months ended September 30, 2023 was due to a $4.7 million increase in payroll expenses, of which $0.3 million is from increased stock compensation, a $2.1 million increase of professional fees, of which $0.9 million were acquisition related costs, a $1.3 million increase of software and systems expense, and a $1.9 million increase of variable and other overhead expenses. The expense increases were partially attributed to the combination of PetCareRx. These increases were offset by $1.3 million related to sales tax settlements with states.
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
For the six months ended September 30, 2023 advertising expenses increased by approximately $2.5 million, or 24.9%, to approximately $12.8 million, from approximately $10.2 million for the six months ended September 30, 2022. The increase was due to media spend related to PetCareRx compared to the same period in the prior year. The advertising costs of acquiring a new customer was flat at $79 and $79 for the six months ended September 30, 2023 and 2022, respectively. As a percentage of sales, advertising expense was 8.6% and 7.6% for the six months ended September 30, 2023 and 2022, respectively.
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

Other income (As Restated)
Other income increased to approximately $0.4 million for the quarter ended September 30, 2023 compared to approximately $0.2 million for the quarter ended September 30, 2022. Other income increased to approximately $1.1 million for the six months ended September 30, 2023 compared to approximately $0.2 million for the six months ended September 30, 2022. The increase to other income for the quarter was due to higher interest rates which more than offset slightly lower invested balances. The increase to other income for the six months was primarily related to additional interest income as a result of higher interest rates, as well as increased rental income from PetCareRx. Interest income may decrease in the future based on several factors, including utilization of our cash balances on future investments or partnerships, on our operating activities, towards quarterly dividend payments, or on our share repurchase plan, which has approximately $28.7 million remaining as of September 30, 2023. Additionally, interest income could increase or decrease if the current interest rate environment changes.
Provision for income taxes (As Restated)
For the quarters ended September 30, 2023 and 2022, the Company recorded an income tax provision of approximately $0.6 million and a tax provision of approximately $1.1 million, respectively, and for the six months ended September 30, 2023 and 2022, the Company recorded an income tax provision of approximately $0.3 million and a tax provision of approximately $1.6 million, respectively. The decrease in the tax provision for the three and six months ended September 30, 2023 is related to the decrease in operating income. The effective tax rate for the quarter ended September 30, 2023 was approximately 44.1%, compared to approximately 27.4% for the quarter ended September 30, 2022, and the effective tax rate for the six months ended September 30, 2023 was approximately (184.5)% compared to approximately 22.7% for the six months ended September 30, 2022. The increase to the effective tax rate for the three months ended September 30, 2023 can be attributed to net operating losses offsetting taxable income partially offset by an increase in state income tax. The decrease to the effective tax rate for the six months ended September 30, 2023 can be attributed to non-deductible items and an increase in state income tax.
Liquidity and Capital Resources
Our working capital at September 30, 2023 and March 31, 2023 was $23.4 million and $72.9 million, respectively. The $49.5 million decrease in working capital was primarily attributable to a decrease in cash used to fund the $36.1 million PetCareRx acquisition, and a $3.2 million increase in inventory in part related to the acquisition of PetCareRx. Net cash used in operating activities was $0.2 million for the six months ended September 30, 2023, compared to cash provided by operating activities of $5.1 million for the six months ended September 30, 2022. This change is primarily due to decreases in net income and accounts payable and an increase in inventory in the six months ended September 30, 2023 compared to the same period in the prior year. Net cash used in investing activities was $38.0 million for the six months ended September 30, 2023, compared to $7.3 million used in investing activities for the six months ended September 30, 2022. The change in net cash used in investing activities is related to the PetCareRx acquisition, and increased property and equipment acquired during the six months ended September 30, 2023. Net cash used in financing activities was $12.4 million and $12.3 million for the six months ended September 30, 2023 and the six months ended September 30, 2022, respectively, due to the payment of an aggregate $0.60 per share dividend .
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
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d-15(e) promulgated under the Exchange Act). Based on such evaluation, at the time the Original Report was filed, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 to provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Subsequent to the original evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023, due to the material weaknesses described below.
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Per the 2023 Form 10-K/A we identified a material weakness due to a lack of segregation of duties over the preparation, approval and posting of certain journal entries. Subsequent to our original evaluation, we identified a new material weakness in the design of our controls relating to the review of the appropriate application of GAAP relating to our sales tax liability in our consolidated financial statements. This material weakness resulted in the restatement of our financial statements as of and for the years ended March 31, 2023, 2022 and 2021, the unaudited condensed consolidated quarterly financial information for the quarterly periods in the fiscal years ended March 31, 2023 and 2022, and the unaudited condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2023 and September 30, 2023. Subsequent to our original evaluation, we also identified a material weakness in the design of our controls over accurate valuation of our deferred tax asset and goodwill relating to our acquisition of PetCareRx in April 2023. This material weakness resulted in the restatement of our unaudited condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2023 and September 30, 2023.

These material weaknesses remain unremediated as of September 30, 2023. Management is taking steps to remediate these material weaknesses (see “Remediation of Material Weaknesses” for details).

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
Changes in Internal Control Over Financial Reporting
Other than as described above, there were no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.
None.
ITEM 1A.    RISK FACTORS.
Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our 2023 Form 10-K/A for additional information concerning these and other uncertainties that could negatively impact the Company. There have been no material changes to the risk factors disclosed in our 2023 Form 10-K/A.
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
SEPTEMBER 30, 2023
________________________
EXHIBITS
________________________