Form 10-Q
period 2023-12-31
PETMED EXPRESS INC
filed 2024-04-15
CIK 1040130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
or
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,148,692 shares of Common Stock, $.001 par value per share, at April 15, 2024.

PART I - FINANCIAL INFORMATION
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, certain information in this Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, our results of operations, financial position and our business outlook, business trends and other information, may be forward-looking statements. You can identify these forward-looking statements by the words "believes," "intends," "expects," “might,” "may," "will," "should," "plans," "projects," "contemplates," "intends," "budgets," “potential,” "predicts," "estimates," "anticipates," “future,” “goal,” and variations of such words or similar expressions. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved, and actual future results may differ materially from what is expressed in or indicated by the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A, under the heading “Risk Factors,” in our Amendment No.1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended March 31, 2023 (the “2023 Form 10-K/A”) filed with the Securities and Exchange Commission (“SEC”) on April 15, 2024, and under “Part II, Item 1A., Risk Factors” in this Quarterly Report on Form 10-Q. Such risk factors may be updated from time to time in our periodic filings with the SEC. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and a reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

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

ITEM 1. FINANCIAL STATEMENTS.
PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	December 31, 2023	March 31, 2023
	(Unaudited)	(as restated)
ASSETS

Current assets:
Cash and cash equivalents	$49,440	$104,086
Accounts receivable, less allowance for doubtful accounts of $39 and $35, respectively	1,930	1,740
Inventories - finished goods, net	34,577	19,023
Prepaid expenses and other current assets	8,804	4,719
Prepaid income taxes	798	863
Total current assets	95,549	130,431

Noncurrent assets:
Property and equipment, net	26,811	26,178
Intangible and other assets, net	16,992	5,860
Goodwill	26,657	—
Operating lease right-of-use assets, net	1,626	—
Deferred tax assets, net	5,715	5,009
Total noncurrent assets	77,801	37,047

Total assets	$173,350	$167,478

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$38,851	$25,208
Sales tax payable	24,172	26,113
Accrued expenses and other current liabilities	5,557	6,191
Current lease liabilities	752	—
Deferred revenue	3,068	—
Total current liabilities	72,400	57,512

Long-term lease liabilities	890	—

Total liabilities	73,290	57,512

Commitments and contingencies (Note 9)

Shareholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 2,500 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000,000 shares authorized; 21,160,739 and 21,084,302 shares issued and outstanding, respectively	21	21
Additional paid-in capital	23,473	18,277
Retained earnings	76,557	91,659

Total shareholders' equity	100,060	109,966

Total liabilities and shareholders' equity	$173,350	$167,478
See accompanying notes to unaudited condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(In thousands, except for share and per share amounts) (Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
		(as restated)		(as restated)
Sales	$65,317	$58,870	$214,560	$194,172
Cost of sales	47,434	43,632	154,089	140,819

Gross profit	17,883	15,238	60,471	53,353

Operating expenses:
General and administrative	13,425	10,425	41,098	29,669
Advertising	5,762	4,641	18,539	14,869
Depreciation and amortization	1,770	941	5,161	2,552
Total operating expenses	20,957	16,007	64,798	47,090

(Loss) income from operations	(3,074)	(769)	(4,327)	6,263

Other income:
Interest income, net	136	299	481	11
Other, net	293	259	1,053	718
Total other income	429	558	1,534	729

(Loss) income before provision for income taxes	(2,645)	(211)	(2,793)	6,992

(Benefit) provision for income taxes	(618)	1	(345)	1,636

Net (loss) income	$(2,027)	$(212)	$(2,448)	$5,356

Net (loss) income per common share:
Basic	$(0.10)	$(0.01)	$(0.12)	$0.26
Diluted	$(0.10)	$(0.01)	$(0.12)	$0.26

Weighted average number of common shares outstanding:
Basic	20,425,282	20,301,384	20,380,262	20,257,145
Diluted	20,425,282	20,301,384	20,380,262	20,339,064

Cash dividends declared per common share	$—	$0.30	$0.60	$0.90
See accompanying notes to unaudited condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended December 31,
	2023	2022
		(as restated)
Cash flows from operating activities:
Net (loss) income	$(2,448)	$5,356
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,161	2,552
Share based compensation	5,196	4,987
Deferred income taxes	(436)	(1,114)
Bad debt expense	53	292
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	(119)	(324)
Inventories - finished goods	(12,438)	10,053
Prepaid income taxes	65	(927)
Prepaid expenses and other current assets	(2,664)	(771)
Operating lease right-of-use assets, net	594	–
Accounts payable	7,929	(3,183)
Sales tax payable	(1,942)	2,291
Accrued expenses and other current liabilities	(1,258)	(1,133)
Lease liabilities	(577)	—
Deferred revenue	75	—
Net cash (used in) provided by operating activities	(2,808)	18,079

Cash flows from investing activities:
Purchase of minority interest investment in Vetster	(300)	(5,000)
Acquisition of PetCareRx, net of cash acquired	(35,859)	–
Purchases of property and equipment	(3,260)	(3,329)
Net cash used in investing activities	(39,419)	(8,329)

Cash flows from financing activities:
Dividends paid	(12,419)	(18,402)
Net cash used in financing activities	(12,419)	(18,402)

Net decrease in cash and cash equivalents	(54,646)	(8,652)
Cash and cash equivalents, at beginning of period	104,086	111,080

Cash and cash equivalents, at end of period	$49,440	$102,428

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$43	$3,870

Dividends payable in accrued expenses and other current liabilities	$1,498	$1,079
See accompanying notes to unaudited condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Restatement of Previously Issued Financial Statements

The unaudited condensed consolidated financial statements for the three and nine months ended December 31, 2022 (collectively, the "Affected Periods") have been restated to account for material misstatements related to the collection of sales taxes on sales of products and services to customers as further described below and the accounting treatment related to the deferred tax asset associated with the Company’s acquisition of PetCareRx in April 2023 (collectively, the “Misstatements”). The Company also restated all amounts impacted within the notes to the financial statements. A description of the adjustments and their impacts on the previously issued financial statements for each of the Affected Periods are included below. As a result of the Misstatements, our previously issued condensed consolidated financial statements for the Affected Periods should no longer be relied upon. In addition, we have filed our 2023 Form 10-K/A and an Amendment No. 1 to our Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 2023 and September 30, 2023, to reflect the correction of the Misstatements.
Description of restatement adjustments
In the third quarter of fiscal year 2024, the Company, reviewed the accounting treatment related to its previously reported sales tax accruals as well as the accounting treatment related to the valuation of the deferred tax asset associated with the Company’s acquisition of PetCareRx in April 2023. As a result of this review, management determined that the Company incorrectly applied U.S. GAAP as it relates to the sales tax liability and improperly valued the deferred tax asset and goodwill included in its unaudited condensed consolidated financial statements for each of the Affected Periods.

We corrected the Misstatements relating to sales tax accruals by recording sales tax accruals as of the end of each of the Affected Periods using a legal liability approach under Accounting Standards Codification Topic 405, Liabilities. The sales tax accrual amounts assume that (i) customers who have not yet provided certificates or other documentation of exemption from sales tax are taxable, (ii) total potential interest and penalty assessments may be imposed, and (iii) the Company will not receive waivers of interest and penalties or other benefits under agreements it may obtain with jurisdictions from its outreach with voluntary disclosures. The Company expects to make adjustments to the sales tax liability in future periods as and if it obtains any waivers of interest and penalties or other benefits from its voluntary disclosures and as and if it obtains additional documentation from customers supporting exemption from sales tax.

In addition, we have corrected Misstatements relating to the deferred tax asset we recognized in connection with our acquisition of PetCareRx on April 3, 2023 (the “Acquisition”) as of the end of each of the Affected Periods. In the accounting for the Acquisition, it was determined that we incorrectly valued deferred tax assets associated with loss carryforwards of PetCareRx under section 382 of the Internal Revenue Code.
A summary of the impact of the adjustments described above relating to the Misstatements in each of the Affected Periods, is as follows:

	December 31, 2022
	Three Months Ended		Nine Months Ended
(in thousands)	As previously reported	As restated	As previously reported	As restated
Sales	$58,870	$58,870	$194,451	$194,172
Gross profit	$15,238	$15,238	$53,632	$53,353
(Loss) income from operations	$(769)	$(769)	$5,682	$6,263
Net (loss) income	$(19)	$(212)	$5,335	$5,356

	December 31, 2022
	Three Months Ended		Nine Months Ended
	As previously reported	As restated	As previously reported	As restated
Net (loss) income (numerator):
Net (loss) income	$(19)	$(212)	$5,335	$5,356

Shares (denominator):

Weighted average number of common shares outstanding used in basic computation	20,301,384	20,301,384	20,257,145	20,257,145
Common shares issuable upon vesting of restricted stock	—	—	71,794	71,794
Common shares issuable upon conversion of preferred shares	—	—	10,125	10,125
Shares used in diluted computation	20,301,384	20,301,384	20,339,064	20,339,064

Net (loss) income per common share:

Basic	$—	$(0.01)	$0.26	$0.26
Diluted	$—	$(0.01)	$0.26	$0.26
The restated unaudited interim financial information for the relevant unaudited interim financial statements for the quarterly period ended December 31, 2022 is also included below and identified in the Restatement Reconciliation Tables in the column entitled "Reference".
The categories of restatement adjustments and their impacts on previously reported financial statements are described below:
a.Sales Tax – Sales tax on sales of services to customers who were subject to sales tax, inclusive of total potential penalties and interest, that was not previously accrued by the Company is corrected by an increase to sales tax liabilities on the consolidated balance sheets. The effect of the adjustments on the consolidated statements of operations were recorded as a reduction to sales for the amount of tax, an increase to general and administrative expenses for accrued penalties and interest is included in other interest(expense) on the consolidated statements of operations.
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
Consolidated Financial Statements - Restatement Reconciliation Tables
In light of the foregoing, in accordance with ASC 250, Accounting Changes and Error Corrections, we are restating the previously issued unaudited consolidated financial statements as of, and for the three and nine months ended December 31, 2022, to reflect the effects of the restatement adjustments and to make certain corresponding disclosures. In the following tables, we have presented a reconciliation of our consolidated balance sheets, statements of operations, and cash flows as previously reported for these prior periods to the restated and revised amounts.

Summary of Restatement - Consolidated Balance Sheets

	December 31, 2022
	As Previously Reported	Restatement Adjustments	Reference	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$102,428	$—		$102,428
Accounts receivable, less allowance for doubtful accounts of $40	1,944	—		1,944
Inventories - finished goods	22,402	—		22,402
Prepaid expenses and other current assets	5,637	—		5,637
Prepaid income taxes	1,608	—		1,608
Total current assets	134,019	—		134,019

Noncurrent assets:
Property and equipment, net	25,242	—		25,242
Intangible and other assets	5,860	—		5,860
Deferred tax assets	—	4,493	b, c	4,493
Total noncurrent assets	31,102	4,493		35,595

Total assets	$165,121	$4,493		$169,614

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$24,317	$—		$24,317
Sales tax payable	—	26,448	a	26,448
Accrued expenses and other current liabilities	6,754	(2,775)	a	3,979
Total current liabilities	31,071	23,673		54,744

Deferred tax liabilities	465	(465)	c	—

Total liabilities	31,536	23,208		54,744

Commitments and contingencies	—	—		—

Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 2,500 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	—		9
Common stock, $0.001 par value, 40,000,000 shares authorized; 21,077,077 shares issued and outstanding	21	—		21
Additional paid-in capital	16,647	—		16,647
Retained earnings	116,908	(18,715)	a, b, c	98,193

Total shareholders' equity	133,585	(18,715)		114,870

Total liabilities and shareholders' equity	$165,121	$4,493		$169,614

Summary of Restatement - Consolidated Statements of Operations

	Three Months Ended December 31, 2022				Nine Months Ended December 31, 2022
	As Previously Reported	Restatement Adjustments	Refer-ence	As Restated	As Previously Reported	Restatement Adjustments	Refer-ence	As Restated
Sales	$58,870	$—		$58,870	$194,451	$(279)	a	$194,172
Cost of sales	43,632	—		43,632	140,819	—		140,819

Gross profit	15,238	—		15,238	53,632	(279)		53,353

Operating expenses:
General and administrative	10,425	—		10,425	30,529	(860)	a	29,669
Advertising	4,641	—		4,641	14,869	—		14,869
Depreciation	941	—		941	2,552	—		2,552
Total operating expenses	16,007	—		16,007	47,950	(860)		47,090

(Loss) income from operations	(769)	—		(769)	5,682	581		6,263

Other income:
Interest income, net	708	(409)	a	299	1,213	(1,202)	a	11
Other, net	259	—		259	718	—		718
Total other income	967	(409)		558	1,931	(1,202)		729

Income (loss) before provision for income taxes	198	(409)		(211)	7,613	(621)		6,992

Provision for income taxes	217	(216)	b	1	2,278	(642)	b	1,636

Net (loss) income	$(19)	$(193)		$(212)	$5,335	$21		$5,356

Net (loss) income per common share:
Basic	$—	$(0.01)		$(0.01)	$0.26	$—		$0.26
Diluted	$—	$(0.01)		$(0.01)	$0.26	$—		$0.26

Weighted average number of common shares outstanding:
Basic	20,301,384	—		20,301,384	20,257,145	—		20,257,145
Diluted	20,301,384	—		20,301,384	20,339,064	—		20,339,064

Cash dividends declared per common share	$0.30	$—		$0.30	$0.90	$—		$0.90

Summary of Restatement - Consolidated Cash Flow Statement

	Nine Months Ended December 31, 2022
	As Previously Reported	Restatement Adjustments	Reference	As Restated
Cash flows from operating activities:
Net income	$5,335	$21	a	$5,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,552	—		2,552
Share based compensation	4,987	—		4,987
Deferred income taxes	(471)	(643)	b	(1,114)
Bad debt expense	292	—		292
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Accounts receivable	(324)	—		(324)
Inventories - finished goods	10,053	—		10,053
Prepaid income taxes	(927)	—		(927)
Prepaid expenses and other current assets	(771)	—		(771)
Accounts payable	(3,183)	—		(3,183)
Sales tax payable	—	2,291	a	2,291
Accrued expenses and other current liabilities	536	(1,669)	a	(1,133)
Net cash provided by operating activities	18,079	—		18,079

Cash flows from investing activities:
Purchase of minority interest investment in Vetster	(5,000)	—		(5,000)
Purchases of property and equipment	(3,329)	—		(3,329)
Net cash used in investing activities	(8,329)	—		(8,329)

Cash flows from financing activities:
Dividends paid	(18,402)	—		(18,402)
Net cash used in financing activities	(18,402)	—		(18,402)

Net (decrease) increase in cash and cash equivalents	(8,652)	—		(8,652)

Cash and cash equivalents, at beginning of year	111,080	—		111,080

Cash and cash equivalents, at end of year	$102,428	$—		$102,428

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$3,870	$—		$3,870

Dividends payable in accrued expenses	$1,079	$—		$1,079

Note 2:    Summary of Significant Accounting Policies
Organization
PetMed Express, Inc. and subsidiaries, d/b/a PetMeds®, is a leading direct-to-consumer pet pharmacy and online provider of prescription and non-prescription medications, food, supplements, supplies and vet services for dogs, cats, and horses. The Company markets and sells directly to consumers through its websites, toll-free number, and mobile applications. The Company offers consumers an attractive option for obtaining pet medications, food, and supplies in terms of convenience, price, speed of delivery, and valued customer service.
Founded in 1996, the Company’s executive headquarters offices are located in Delray Beach, Florida. The Company’s fiscal year end is March 31, and references herein to fiscal 2024 or fiscal 2023 refer to the Company's fiscal years ending March 31, 2024 and 2023, respectively.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at December 31, 2023, the Statements of (Loss) Income for the three and nine months ended December 31, 2023 and 2022, and Cash Flows for the nine months ended December 31, 2023 and 2022. The results of operations for the three and nine months ended December 31, 2023 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2024. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our 2023 Form 10-K/A. The unaudited condensed consolidated financial statements include the accounts of PetMed Express, Inc. and its direct and indirect wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
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

Deferred Revenue
Deferred revenue is recorded when payments are received or due in advance of performing our service obligations and revenue is recognized over the service period. Deferred revenue represents prepayments of PetPlus memberships with PetCareRx, Inc. (“PetCareRx”). The total deferred revenue as of December 31, 2023 for these memberships was $3.1 million. Memberships provide discounted pricing, free standard shipping, veterinary telehealth services and local Caremark Pharmacy prescription pickup. The membership fee is an annual charge and automatically renews one year from the initial enrollment date. The Company generally recognizes the revenue ratably over the term of the membership.
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
Membership fees represent the amounts recognized periodically from two membership models. The first is the PetPlus membership for PetCareRx customers, the second is a partner membership provided through PetCareRx. These memberships provide discounted pricing, free standard shipping, veterinary telehealth services and local Caremark Pharmacy prescription pickup which represent a single stand-ready performance obligation to provide these benefits. The PetPlus membership fee is an upfront annual charge and automatically renews one year from the initial enrollment date. The Company recognizes the revenue ratably over the term of the PetPlus membership which is generally one year. As shown in the following table, under the PetPlus program, the Company recognized $1.8 million and $5.3 million of previously deferred annual membership fees in the three and nine months ended December 31, 2023, respectively, and had $3.1 million of deferred revenue as of the quarter ended December 31, 2023 (amounts in millions).

2023
Deferred revenue, March 31,	$–
Deferred revenue acquired with PetCareRx	3.0
Deferred memberships fees received	2.0
Deferred membership fee revenue recognized	(1.8)
Deferred revenue, June 30,	3.2
Deferred memberships fees received	2.1
Deferred membership fee revenue recognized	(1.7)
Deferred revenue, September 30,	3.6
Deferred memberships fees received	1.3
Deferred membership fee revenue recognized	(1.8)
Deferred revenue, December 31,	$3.1
In addition to annual membership fees earned under the PetPlus program, the Company also earns membership fees on a month-to-month basis under its PetCareRx partner membership program. For the three and nine months ended December 31, 2023, membership fees earned under the partner program were $0.7 million and $2.0 million, respectively.
The Company has no material contract asset or liability balances at December 31, 2023 and March 31, 2023, respectively.
The Company disaggregates sales in the following categories: reorder sales vs new order sales vs membership fees. The following table illustrates sales in those categories:

	Three Months Ended December 31,				Increase (Decrease)
Revenue (in thousands)	2023	%	2022	%	$	%

Reorder sales	$57,682	88.3%	$53,316	90.6%	$4,366	8.2%
New order sales	5,189	7.9%	5,554	9.4%	(365)	-6.6%
Membership fees	2,446	3.7%	–	–%	2,446	–%

Total net sales	$65,317	100.0%	$58,870	100.0%	$6,447	11.0%

	Nine Months Ended December 31,				Increase (Decrease)
Revenue (in thousands)	2023	%	2022	%	$	%
			(as restated)
Reorder sales	$188,123	87.7%	$176,131	90.7%	$11,992	6.8%
New order sales	19,181	8.9%	18,041	9.3%	1,140	6.3%
Membership fees	7,256	3.4%	–	–%	7,256	–%

Total net sales	$214,560	100.0%	$194,172	100.0%	$20,388	10.5%

Note 4: Acquisition

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

The Company recognized goodwill of approximately $26.7 million, which is calculated as the excess of the consideration exchanged and liabilities assumed as compared to the fair value of the identifiable assets acquired. Goodwill recognized in the transaction represents synergies or scale achieved by significantly increasing the customer base without adding corresponding levels of additional overhead, the value of additional vendor relationships, including the food manufacturing relationships, a broader product catalog, and an assembled and experienced workforce. These items represent intangible assets that do not qualify for separate recognition. No goodwill is deductible for tax purposes.

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

The Company incurred a total of $1.8 million in acquisition related costs that were expensed as incurred and recorded in general and administrative expenses in the Company’s unaudited Condensed Consolidated Statements of (Loss) Income, of which $0.5 million was recorded in fiscal year 2023, and $1.3 million was recorded for the nine months ended December 31, 2023 These costs include banking, legal, accounting, and consulting fees related to the acquisition.

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

The supplemental pro forma financial information for the prior period nine months ended December 31, 2022 is as follows (in thousands):

Nine Months Ended December 31, 2022
(unaudited)
Revenue	$226,713
Net income	407

Note 5:    Net (Loss) Income Per Share
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
The following is a reconciliation of the numerators and denominators of the basic and diluted net (loss) income per share computations for the periods presented (in thousands, except for share and per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
		(as restated)		(as restated)
Net (loss) income (numerator):
Net (loss) income	$(2,027)	$(212)	$(2,448)	$5,356

Shares (denominator):
Weighted average number of common shares outstanding used in basic computation	20,425,282	20,301,384	20,380,262	20,257,145
Common shares issuable upon vesting of restricted stock	—	—	—	71,794
Common shares issuable upon conversion of preferred shares	—	—	—	10,125
Shares used in diluted computation	20,425,282	20,301,384	20,380,262	20,339,064

Net (loss) income per common share:

Basic	$(0.10)	$(0.01)	$(0.12)	$0.26
Diluted	$(0.10)	$(0.01)	$(0.12)	$0.26
For the three months ended December 31, 2023 and 2022, 825,825 and 243,604 shares issuable upon vesting of restricted stock and 10,125 and zero shares issuable upon conversion of preferred shares, respectively, were excluded from the computation of diluted net (loss) income per common share, as their inclusion would have had an anti-dilutive effect on diluted net (loss) income per common share. For the nine months ended December 31, 2023 and 2022, 837,084 and 243,604 shares issuable upon vesting of restricted stock and 10,125 and zero shares issuable upon conversion of preferred shares, respectively, were excluded from the computation of diluted net (loss) income per common share, as their inclusion would have had an anti-dilutive effect on diluted net (loss) income per common share.
Note 6:    Stock-Based Compensation
The Company records compensation expense associated with restricted stock in accordance with ASC Topic 718 (“Compensation - Stock Compensation”). The Company had 961,973 common shares issued under the 2016 Employee Equity Compensation Restricted Stock Plan (the “2016 Employee Plan”) (which 2016 Employee Plan was succeeded by the 2022 Employee Plan in April 2023, and no further awards will be granted under the 2016 Employee Plan), 89,742 common shares issued under the 2022 Employee Equity Compensation Plan (as amended) (the “2022 Employee Plan”), and 225,251 common shares issued under the 2015 Outside Director Equity Compensation Plan (as amended) (the “2015 Director Plan”). At December 31, 2023, all shares were issued with service-based vesting conditions which vest subject to the employee's continued employment with the Company or the director’s continued directorship with the Company through the applicable vesting date. The Company records stock-based compensation expense for these awards on a straight-line basis over the requisite service period. The Company reverses stock-based compensation expense previously recorded upon forfeiture of unvested awards except for performance restricted shares with a market condition issued to the Chief Executive Officer (“CEO”) and performance stock units (“PSUs”) with a market condition issued to the Chief

Financial Officer (“CFO”) as described in the following paragraphs. Stock-based compensation expense previously recorded for these awards will not be reversed if the awards are forfeited.
In June 2023, the Board of Directors amended and restated the 2015 Director Plan and the 2022 Employee Plan (collectively, the "Plans") to include the ability to grant restricted stock units ("RSUs") and performance stock units ("PSUs") under the Plans. The amendments and restatement of the Plans did not increase the maximum number of shares of common stock that may be awarded under the Plans. At December 31, 2023, the Company had 55,380 RSUs and 12,000 PSUs granted under the 2022 Employee Plan and 30,000 RSUs granted under the 2015 Director Plan.

In August 2021, the Company issued 90,000 restricted shares and 510,000 restricted shares with a market condition to the Company’s CEO, in accordance with the CEO’s employment agreement, under the 2016 Employee Plan. The restricted shares with a market condition vest based on achieving absolute stock hurdles within the three-year period from the grant date. If the shares meet the absolute stock price hurdle, they will only vest on the third anniversary of the date of grant subject to the CEO’s continued employment with the Company through such date. As of December 31, 2023, none of the performance stock hurdles were met.
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
The Company issued 14,000 shares of restricted stock to employees under the 2022 Employee Plan during the three months ended December 31, 2023. The Company issued zero shares of restricted stock and zero RSUs to board members under the 2015 Director Plan during the quarter ended December 31, 2023. For the quarters ended December 31, 2023 and 2022, the Company recognized $1.7 million and $1.8 million, respectively, of compensation expense related to the 2016 Employee Plan, 2022 Employee Plan, and 2015 Director Plan. For the nine months ended December 31, 2023 and 2022, the Company recognized $5.2 million and $5.0 million, respectively, of compensation expense related to the 2016 Employee Plan, 2022 Employee Plan, and 2015 Director Plan. At December 31, 2023 and 2022 there was $6.1 million and $10.6 million of unrecognized compensation cost related to the non-vested restricted stock awards, respectively, which is expected to be recognized over the next one to three years. All stock-based compensation expense is recognized as a payroll-related expense and it is included within the general and administrative expenses line item within the Company’s unaudited Consolidated Statements of (Loss) Income, and the offset is included in the additional paid-in capital line item of the Company’s unaudited Condensed Consolidated Balance Sheets. As of December 31, 2023 and March 31, 2023, there were 728,446 and 752,829 non-vested restricted shares issued and outstanding, respectively.
Restricted Stock Awards
The fair value assigned to restricted stock awards is the market price of the Company’s stock at the grant date. The vesting period range from one to three years. Restricted stock award activity under the 2016 Employee Plan, 2022 Employee Plan, and 2015 Director Plan was as follows:

	2015 Director Plan	2016 Employee Plan	2022 Employee Plan	Total	Weighted-Average Grant Date Fair Value
Non-vested restricted stock outstanding at March 31, 2023	68,629	684,200	–	752,829	$27.73
Granted and issued	1,623	12,400	89,742	103,765	$14.75
Vested	(28,585)	(72,235)	–	(100,820)	$26.57
Forfeited	(17,127)	(10,201)	–	(27,328)	$24.67
Balance at December 31, 2023	24,540	614,164	89,742	728,446	$26.16
Restricted Stock Units
The fair value assigned to RSUs is the market price of the Company’s stock on the grant date. The vesting period for employees and members of the Board of Directors ranges from one to three years.

RSU activity under the Plans was as follows:

	RSUs	Weighted-Average Grant Date Fair Value Per RSU
Balance at March 31, 2023	–	$–
Granted	85,380	$12.58
Vested and issued	–	$–
Forfeited	(300)	$–
Balance at December 31, 2023	85,080	$12.57

The total grant-date fair value of RSUs granted during the three months ended December 31, 2023 and 2022 was zero for both periods. The total grant-date fair value of RSUs granted during the nine months ended December 31, 2023 and 2022 was $1.1 million and zero, respectively.

For the three months ended December 31, 2023 and 2022, the Company recorded stock-based compensation related to RSUs of $0.1 million and zero, respectively. For the nine months ended December 31, 2023 and 2022, the Company recorded stock-based compensation related to RSUs of $0.2 million and zero, respectively.

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

PSU activity under the Plans was as follows:

	PSUs	Weighted-Average Grant Date Fair Value Per PSU
Balance at March 31, 2023	–	$–
Granted	12,000	$11.35
Vested and issued	–	$–
Forfeited	–	$–
Performance adjustment	–	$–
Balance at December 31, 2023	12,000	$11.35

The total grant-date fair value of PSUs granted during the three months ended December 31, 2023 and 2022 was zero for both periods. The total grant-date fair value of PSUs granted during the nine months ended December 31, 2023 and 2022 was $0.1 million and zero, respectively.

For the three months ended December 31, 2023 and 2022, the Company recorded stock-based compensation related to PSUs of zero for both periods. For the nine months ended December 31, 2023 and 2022, the Company recorded stock-based compensation related to PSUs of zero for both periods.

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
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. At December 31, 2023 and March 31, 2023, the Company had invested the majority of its $49.4 million and $104.1 million cash and cash equivalents balance in money market funds which are classified within Level 1.

Note 8: Intangible and Other Assets, Net

Intangible assets and other assets, net consisted of the following (in thousands):

	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
December 31, 2023
Intangible Assets
Toll-free telephone number	Indefinite	$375	$–	$375	Indefinite
Internet domain names	Indefinite	485	–	485	Indefinite
Trade Names - PetCareRx	Indefinite	2,600	–	2,600	Indefinite
Customer Relationships -PetCareRx	7 years	6,700	(718)	5,982	6.25
Developed Technology - PetCareRx	3 years	3,000	(750)	2,250	2.25
		$13,160	$(1,468)	$11,692
Other Assets
Initial minority interest investment in Vetster	N/A	5,300	–	5,300	N/A

Balance December 31, 2023		$18,460	$(1,468)	$16,992

March 31, 2023
Intangible Assets
Toll-free telephone number	Indefinite	$375	$–	$375	Indefinite
Internet domain names	Indefinite	485	–	485	Indefinite
		$860	$–	$860
Other Assets
Initial minority interest investment in Vetster	N/A	5,000	–	5,000	N/A

Balance March 31, 2023		$5,860	$–	$5,860

Amortization expense for intangible assets was $0.5 million and zero for the three months ended December 31, 2023 and 2022, respectively. Amortization expense for intangible assets was $1.5 million and zero for the nine months ended December 31, 2023 and 2022, respectively. The indefinite life intangibles are not being amortized and are subject to an annual review for impairment in accordance with the ASC Topic 350 (“Goodwill and Other Intangible Assets”).
On April 19, 2022, the Company engaged in a three-year partnership agreement with Vetster Inc. (“Vetster”), a Canadian veterinary telehealth company. The Company also purchased a 5% minority interest in Vetster in the amount of $5.0 million and received warrants for additional equity in Vetster, which are tied to future performance milestones. Under the terms of the agreement, the Company became the exclusive e-commerce provider for Vetster, and Vetster became the exclusive provider of telehealth and telemedicine services to the Company. The minority interest investment is being valued on the cost basis and the investment will be evaluated periodically for any impairment. On October 3, 2023, the Company purchased additional shares in Vetster in the amount of $0.3 million. This increases the minority interest investment disclosed in Note 7 to $5.3 million. Following this round, the Company’s minority ownership changed to approximately 4.8% of Vetster’s outstanding shares.

Note 9: Leases
The Company’s leasing activities primarily consist of real estate leases acquired during the acquisition of PetCareRx for use in the business operations. The leases had initial terms ranging from 5 years to 10 years. Some of the initial lease terms have already matured and the remaining leases have maturity dates ranging from fiscal year 2024 to 2028. The Company assesses whether each lease is an operating lease or a finance lease at the lease commencement date. The Company does not have any material leases, individually or in the aggregate, classified as a finance lease.

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
Discount Rate and Lease Term
As of December 31, 2023, the weighted average remaining lease term and discount rate for the Company’s operating leases were 3.1 years and 3.8%, respectively. As the rate implicit in the lease is generally not readily determinable for the Company’s operating leases, the Company uses its estimated incremental borrowing rate based on the information available at the date of acquisition, April 3, 2023, in determining the present value of future payments.
Lease Costs and Activity
The Company’s lease costs as recorded in the general and administrative costs and activity for the three and nine months ended are as follows (in thousands):

Lease cost	Three months ended December 31, 2023	Nine Months Ended December 31, 2023
Operating lease cost - fixed	$215	$646
Operating lease costs - variable	15	43
Total lease cost	$230	$689
Supplemental cash flow information for the three and nine months ended are as follows (in thousands):

	Three months ended December 31, 2023	Nine Months Ended December 31, 2023
Cash paid for the amounts included in the measurement of operating lease liabilities	$211	$630
Right-of-use assets obtained in exchange for new operating lease liabilities as a result of acquisition	$2,220	$2,220
Maturity of Lease Liabilities
The maturity of the Company’s lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on the Company’s unaudited Condensed Consolidated Balance Sheet as of December 31, 2023 were as follows (in thousands):

December 31, 2023
Three months ending March 31, 2024	$202
2025	501
2026	488
2027	502
2028	42
Total lease payments	1,735
Less: Imputed Interest	(92)
Present value of lease liabilities	$1,643
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

Note 11:     Changes in Shareholders’ Equity (As Restated):
Changes in Shareholders’ Equity for the nine months ended December 31, 2023 is summarized below (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings

Beginning balance at March 31, 2023 (as restated):	$21	$18,277	$91,659
Share based compensation	—	1,760	—
Dividends declared	—	—	(6,346)
Net loss	—	—	(1,136)
Ending balance at June 30, 2023 (as restated):	$21	$20,037	$84,177
Share based compensation	—	1,728	—
Dividends declared	—	—	(6,308)
Net loss	—	—	715
Ending balance at September 30, 2023 (as restated):	$21	$21,765	$78,584
Share based compensation	—	1,708	—
Net loss	—	—	(2,027)
Ending balance at December 31, 2023:	$21	$23,473	$76,557
Changes in Shareholders’ Equity for the nine months ended December 31, 2022 is summarized below (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings

Beginning balance at March 31, 2022 (as restated):	$21	$11,660	$111,760
Share based compensation	—	1,536	—
Dividends declared	—	—	(6,297)
Net income	—	—	2,687
Ending balance at June 30, 2022 (as restated):	$21	$13,196	$108,150
Share based compensation	—	1,681	—
Dividends declared	—	—	(6,307)
Net income	—	—	2,881
Ending balance at September 30, 2022 (as restated):	$21	$14,877	$104,724
Share based compensation	—	1,770	—
Dividends declared	—	—	(6,319)
Net loss	—	—	(212)
Ending balance at December 31, 2022 (as restated):	$21	$16,647	$98,193
There were no shares of common stock that were purchased or retired in the nine months ended December 31, 2023 or 2022. At December 31, 2023, the Company had approximately $28.7 million remaining under the Company’s share repurchase plan.
Note 12: Income Taxes (As Restated)
For the three months ended December 31, 2023 and 2022, the Company recorded an income tax benefit of approximately $0.6 million and an income tax provision of approximately $1.0 thousand, respectively, and for the nine months ended December 31, 2023 and 2022 the Company recorded an income tax benefit of approximately $0.3 million and an income tax provision of approximately $1.6 million, respectively. The decrease in the income tax provision for the three and nine months ended December 31, 2023 is related to the gain on settlement of sales tax liability cases. The effective tax rate for the three months ended December 31, 2023 was approximately 23.4%, compared to approximately (0.5)% for the three months ended December 31, 2022, and the effective tax rate for the nine months ended December 31, 2023 was approximately 12.4% compared to approximately 23.4% for the nine months ended December 31, 2022. The decrease in the effective tax rate for the three and nine months ended December 31,2023 is related to the deduction of permanent differences from the gain on settlement of sales tax liability cases.
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2023, and our 2023 Form 10-K/A.
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
We market our products through national advertising campaigns and social media which aim to increase the recognition of the “PetMeds®” brand name, increase traffic on our websites at www.petmeds.com and www.petcarerx.com, acquire new customers, and maximize repeat purchases. Our sales consist of products sold mainly to retail consumers. The average purchase was approximately $93 for the quarter ended December 31, 2023, approximately $90 for the quarter ended December 31, 2022, approximately $95 for the nine months ended December 31, 2023 and approximately $93 for the nine months ended December 31, 2022.

Restatement

As described in the Note 1 of “Notes to Condensed Consolidated Financial Statements,” we have restated our consolidated financial statements and Item 2. Management’s Discussion of Financial Condition and Results of Operations for the three and nine months ended December 31, 2022.
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
Revenue recognition
We account for revenue under Accounting Standards Codification ("ASC") Topic 606 ("Revenue from Contracts with Customers"). The Company generates revenue by selling prescription and non-prescription pet medication products, pet food, supplements, supplies, membership fees, and veterinary services. Certain pet supplies offered on our website are drop shipped to customers. We consider ourself the principal in the arrangement because we control the specified good before it is transferred to the customer. Revenue contracts contain one performance obligation, which is delivery of the product; customer care and support is deemed not to be a material right to the contract. The transaction price is adjusted at the date of sale for any applicable sales discounts and an estimate of product returns, which are estimated based on historical patterns, however this is not considered a key judgment. There are no amounts excluded from the variable consideration. Revenue is recognized when control transfers to the customer at the point in time in which the shipment of the product occurs. This key judgment is determined as the shipping point, which represents the point in time where we have a present right to payment, title has transferred to the customer, and the customer has assumed the risks and rewards of ownership.
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
We maintain an allowance for doubtful accounts for losses that we estimate will arise from customers’ inability to make required payments, arising from either credit card chargebacks or insufficient funds checks. We determine our estimates of the uncollectibility of accounts receivable by analyzing historical and current bad debts and economic trends in compliance with the provisions of ASC Topic 326 ("Financial Instruments - Credit Losses"). The allowance for doubtful accounts was approximately $39 thousand at December 31, 2023, compared to $35 thousand at March 31, 2023.
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

Results of Operations
The following should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in our unaudited Condensed Consolidated Statements of (Loss) Income:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
		(as restated)		(as restated)
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.6	74.1	71.8	72.5

Gross profit	27.4	25.9	28.2	27.5

Operating expenses:
General and administrative	20.6	17.7	19.2	15.3
Advertising	8.8	7.9	8.6	7.7
Depreciation and amortization	2.7	1.6	2.4	1.3
Total operating expenses	32.1	27.2	30.2	24.3

(Loss) income from operations	(4.7)	(1.3)	(2.0)	3.2

Total other income	0.7	0.9	0.7	0.4

Income (loss) before provision for income taxes	(4.0)	(0.4)	(1.3)	3.6

(Benefit) provision for income taxes	(0.9)	—	(0.2)	0.8

Net (loss) income	(3.1)%	(0.4)%	(1.1)%	2.8%
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
The following tables present a reconciliation of net income, the most directly comparable GAAP measure, to adjusted EBITDA for each of the periods indicated:

	Three Months Ended		Increase (Decrease)
($ in thousands, except percentages)	December 31, 2023	December 31, 2022	$	%
		(as restated)
Consolidated Reconciliation of GAAP Net (Loss) Income to Adjusted EBITDA:

Net loss	$(2,027)	$(212)	$(1,815)	856%

Add (subtract):
Share-based Compensation	1,707	1,770	(63)	(4)%
Income Taxes	(618)	1	(619)	n/m
Depreciation and Amortization	1,770	941	829	88%
Interest (Income) Expense, Net (1)	(136)	(299)	163	(55)%
Acquisition/Partnership Transactions and Other Items	–	539	(539)	(100)%
Sales Tax Expense (Income)	228	–	228	n/m
Adjusted EBITDA	$924	$2,740	$(1,816)	(66)%

(1) Included in interest (income) expense is $423 thousand of interest expense related to the sales tax liability and $559 thousand of interest income for the three months ended December 31, 2023 and $409 thousand of interest expense related to the sales tax liability and $708 thousand of interest income for the three months ended December 31, 2022.

	Nine Months Ended		Increase (Decrease)
($ in thousands, except percentages)	December 31, 2023	December 31, 2022	$	%
		(as restated)
Consolidated Reconciliation of GAAP Net (Loss) Income to Adjusted EBITDA:

Net (loss) income	$(2,448)	$5,356	$(7,804)	(146)%

Add (subtract):
Share-based Compensation	5,196	4,987	209	4%
Income Taxes	(345)	1,636	(1,981)	(121)%
Depreciation and Amortization	5,161	2,552	2,609	102%
Interest (Income) Expense, Net (1)	(481)	(11)	(470)	4273%
Acquisition/Partnership Transactions and Other Items	1,294	894	400	45%
Employee Severance	408	364	44	12%
Sales Tax Expense (Income)	(1,088)	344	(1,432)	(416)%

Adjusted EBITDA	$7,697	$16,122	$(8,425)	(52)%
(1) Included in interest (income) expense is $1,268 thousand of interest expense related to the sales tax liability and $1,749 thousand of interest income for the nine months ended December 31, 2023 and $1,202 thousand of interest expense related to the sales tax liability and $1,213 thousand of interest income for the nine months ended December 31, 2022.

Three Months Ended December 31, 2023 Compared With Three Months Ended December 31, 2022 and Nine Months Ended December 31, 2023 Compared With Nine Months Ended December 31, 2022
Sales (As Restated)
Sales increased by approximately $6.4 million, or 11.0%, to approximately $65.3 million for the quarter ended December 31, 2023, compared to approximately $58.9 million for the quarter ended December 31, 2022. The increase in sales for the quarter ended December 31, 2023 was due to incremental sales and membership fees from the integration of PetCareRx, partially offset by declines in PetMeds new customer and reorder sales.
New order sales decreased by approximately $0.4 million or 6.6%, to approximately $5.2 million for the quarter ended December 31, 2023, compared to $5.6 million for the quarter ended December 31, 2022. The decrease in new order sales is primarily due to one time promotions in the same quarter last year that we did not repeat, partially offset by incremental new order sales from the integration of PetCareRx.
Sales increased by approximately $20.4 million, or 10.5%, to approximately $214.6 million for the nine months ended December 31, 2023, compared to approximately $194.2 million for the nine months ended December 31, 2022. The increase in sales for the nine months ended December 31, 2023 was due to incremental sales and membership fees from the integration of PetCareRx, partially offset by declines in PetMeds reorder sales.
We acquired approximately 67,000 new customers for the quarter ended December 31, 2023 compared to approximately 72,000 new customers for the quarter ended December 31, 2022. We acquired approximately 229,000 new customers for the nine months ended December 31, 2023 compared to approximately 202,000 new customers for the nine months ended December 31, 2022. The following tables illustrates sales by various sales classifications:

	Three Months Ended December 31,				Increase (Decrease)
Revenue (In thousands)	2023	%	2022	%	$	%

Reorder sales	$57,682	88.3%	$53,316	90.6%	$4,366	8.2%
New order sales	5,189	7.9%	5,554	9.4%	(365)	(6.6)%
Membership fees	2,446	3.7%	–	–%	2,446	–%

Total net sales	$65,317	100.0%	$58,870	100.0%	$6,447	11.0%

	Nine Months Ended December 31,				Increase (Decrease)
Revenue (In thousands)	2023	%	2022	%	$	%
			(as restated)
Reorder sales	$188,123	87.7%	$176,131	90.7%	$11,992	6.8%
New order sales	19,181	8.9%	18,041	9.3%	1,140	6.3%
Membership fees	7,256	3.4%	–	–%	7,256	–%

Total net sales	$214,560	100.0%	$194,172	100.0%	$20,388	10.5%
We remain encouraged by the adoption of our AutoShip program and have seen an increasingly positive trend since we launched this program. For example, our quarterly AutoShip percentage was 52.2% of net sales for the most recent quarter ended December 31, 2023, up from 42.3% of net sales for the same period last year and up from 51.0% of net sales sequentially in the prior quarter.
Going forward, sales may be adversely affected due to increased competition and consumers giving more consideration to price. The changes in consumer behavior due to macroeconomic factors makes future sales somewhat challenging to predict. No guarantees can be made that sales will grow in the future.
Cost of sales (As Restated)
Cost of sales increased by approximately $3.8 million, or 8.7%, to approximately $47.4 million for the quarter ended December 31, 2023, from approximately $43.6 million for the quarter ended December 31, 2022. Cost of sales, as a percentage of sales, was 72.6% for the quarter ended December 31, 2023, compared to 74.1% for the quarter ended December 31, 2022. Cost of sales increased by approximately $13.3 million, or 9.4%, to approximately $154.1 million for the nine months ended December 31, 2023, from approximately $140.8 million for the nine months ended December 31, 2022. Cost of sales, as a percentage of sales, was 71.8% for the nine months ended December 31, 2023, and 72.5% for the the nine months ended December 31, 2022. The cost of sales increased for the three and nine months ended December 31, 2023 compared to the three and nine months ended December 31, 2022 was primarily due to higher sales over the same period. The cost of sales, as a percentage of sales, decreased for the three and nine months ended December 31, 2023 compared to the three and nine months ended December 31, 2022 primarily due to lower promotional activity in the most recent period and higher profit margins obtained by PetCareRx driven by membership fees.
Gross profit (As Restated)
Gross profit increased by approximately $2.6 million, or 17.4%, to approximately $17.9 million for the quarter ended December 31, 2023, from approximately $15.2 million for the quarter ended December 31, 2022. For the nine months ended December 31, 2023, gross profit increased by approximately $7.1 million, or 13.3%, to approximately $60.5 million, from approximately $53.4 million for the nine months ended December 31, 2022. The gross profit increases for the quarter and nine months ended December 31, 2023 compared to the quarter and nine months ended December 31, 2022 was primarily due to higher sales and higher profit margins obtained by PetCareRx driven by membership fees.
General and administrative expenses (As Restated)
General and administrative expenses increased by approximately $3.0 million, or 28.8%, to approximately $13.4 million for the quarter ended December 31, 2023, from approximately $10.4 million for the quarter ended December 31, 2022. The increase to general and administrative expenses for the quarter ended December 31, 2023 was due to a $2.0 million increase in payroll expenses, a $0.2 million increase of software and systems expense, and a $1.0 million increase of variable and other overhead expenses. The expense increases were partially attributed to the integration of PetCareRx. These increases were offset by $0.4 million lower professional fees, as the quarter ended December 31, 2022 had $0.5 million of acquisition related costs.
For the nine months ended December 31, 2023 general and administrative expenses increased by approximately $11.4 million, or 38.5%, to approximately $41.1 million, from approximately $29.7 million for the nine months ended December 31, 2022. The increase to general and administrative expenses for the nine months ended December 31, 2023 was due to a $6.6 million increase in payroll expenses, of which $0.2 million is from increased stock compensation, a $1.4 million increase of professional fees, of which $0.4 million were acquisition related costs, a $1.1 million increase of software and systems expense, and a $3.7 million increase of variable and other overhead expenses. The expense increases were partially attributed to the combination of PetCareRx. These increases were offset by $1.3 million related to sales tax settlements with states.
Advertising expenses
Advertising expenses increased by approximately $1.1 million, or 24.2%, to approximately $5.8 million for the quarter ended December 31, 2023, from approximately $4.6 million for the quarter ended December 31, 2022. The increase for the quarter can be mainly attributed to media spend related to PetCareRx. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $86 for the quarter ended December 31, 2023 and includes PetCareRx compared to $64 for the quarter ended December 31, 2022. The increase to customer acquisition costs for the quarter ended December 31, 2023, was due to a less efficient variable marketing spend. The advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, spending, and price competition. Historically, the advertising environment fluctuates due to supply and demand. A more favorable advertising environment may positively impact future sales, whereas a less favorable advertising environment may negatively impact future sales. As a percentage of sales, advertising expense was 8.8% and 7.9% for the quarters ended December 31, 2023 and 2022, respectively. The advertising percentage may fluctuate quarter to quarter due to seasonality and advertising availability.
For the nine months ended December 31, 2023 advertising expenses increased by approximately $3.7 million, or 24.7%, to approximately $18.5 million, from approximately $14.9 million for the nine months ended December 31, 2022. The increase was due to media spend related to PetCareRx compared to the same period in the prior year. The advertising costs of acquiring a new customer was $81 for the nine months ended December 31, 2023 and includes PetCareRx compared to $74 for the nine months ended December 31, 2023, respectively. As a percentage of sales, advertising expense was 8.6% and 7.7% for the nine months ended December 31, 2023 and 2022, respectively.
Depreciation and amortization
Depreciation and amortization expense was $1.8 million and $0.9 million for the quarters ended December 31, 2023 and December 31, 2022, respectively. Depreciation and amortization expense was $5.2 million and $2.6 million for the nine months ended December 31, 2023 and 2022, respectively. This increase to depreciation and amortization expense for the quarter and the nine months ended December 31, 2023 can be attributed to new property and equipment additions, as well as the intangibles acquired from PetCareRx.
Other income (As Restated)
Other income decreased to approximately $0.4 million for the quarter ended December 31, 2023 compared to approximately $0.6 million for the quarter ended December 31, 2022. Other income increased to approximately $1.5 million for the nine months ended December 31, 2023 compared to approximately $0.7 million for the nine months ended December 31, 2022. The decrease to other income for the quarter was due to slightly lower invested balances. The increase to other income for the nine months was primarily related to additional interest income as a result of higher interest rates, as well as increased rental income from PetCareRx. Interest income may decrease in the future based on several factors, including utilization of our cash balances on future investments or partnerships, on our operating activities, towards quarterly dividend payments, or on our share repurchase plan, which has approximately $28.7 million remaining as of December 31, 2023. Additionally, interest income could increase or decrease if the current interest rate environment changes.
Provision for income taxes (As Restated)
For the quarters ended December 31, 2023 and 2022, the Company recorded an income tax benefit of approximately $0.6 million and a tax provision of approximately $1.0 thousand, respectively, and for the nine months ended December 31, 2023 and 2022, the Company recorded an income tax benefit of approximately $0.3 million and a tax provision of approximately $1.6 million, respectively. The decrease in the tax provision for the three and nine months ended December 31, 2023 is related to the gain on settlement of sales tax liability cases. The effective tax rate for the quarter ended December 31, 2023 was approximately 23.4%, compared to approximately (0.5)% for the quarter ended December 31, 2022, and the effective tax rate for the nine months ended December 31, 2023 was approximately 12.4% compared to approximately 23.4% for the nine months ended December 31, 2022. The decrease in the effective tax rate for the three and nine months ended December 31, 2023 is related to the deduction of permanent differences from the gain on settlement of sales tax liability cases.
Liquidity and Capital Resources
Our working capital at December 31, 2023 and March 31, 2023 was $23.1 million and $72.9 million, respectively. The $49.8 million decrease in working capital was primarily attributable to a decrease in cash used to fund the $36.1 million PetCareRx acquisition, and a $12.4 million increase in inventory in part related to the acquisition of PetCareRx. Net cash used in operating activities was $2.8 million for the nine months ended December 31, 2023, compared to cash provided by operating activities of $18.1 million for the nine months ended December 31, 2022. This change is primarily due to decreases in net income and accounts payable and an increase in inventory in the nine months ended December 31, 2023 compared to the same period in the prior year. Net cash used in investing activities was $39.4 million for the nine months ended December 31, 2023, compared to $8.3 million used in investing activities for the nine months ended December 31, 2022. The change in net cash used in investing activities is related to the PetCareRx acquisition, an additional investment in Vetster, and increased property and equipment acquired during the nine months ended December 31, 2023. Net cash used in financing activities was $12.4 million and $18.4 million for the nine months ended December 31, 2023 and the nine months ended December 31, 2022, respectively, due to the payment of an aggregate $0.60 per share dividend for the nine months ended December 31, 2023, and an aggregate $0.90 per share dividend for the nine months ended December 31, 2022.
As of December 31, 2023, we had approximately $28.7 million remaining under our share repurchase plan. On February 1, 2024, our Board of Directors elected to suspend the quarterly dividend indefinitely. This move is intended to focus use of the Company’s existing cash flow on growth initiatives and other, higher return initiatives. The board reviews and discusses the capital allocation needs of the Company on a quarterly basis and as part of that review, has determined to suspend the dividend indefinitely.The declaration and payment of future dividends is discretionary and will be subject to a determination by the Board of Directors.
As of December 31, 2023, we had $1.6 million in outstanding lease commitments assumed in the PetCarerRx acquisition for the leases on two buildings. Other than the foregoing leases, we are not currently bound by any material long-term or short-term commitments for the purchase or lease of capital expenditures. Any material amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any future increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Our primary source of working capital is cash from operations. We presently have no alternative sources of working capital and have no commitments.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and cash equivalents. At December 31, 2023, we had $49.4 million in cash and cash equivalents, and the majority of our cash and cash equivalents generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and cash equivalents. It would also impact the market value of our cash and cash equivalents. Our cash and cash equivalents are subject to market risk, primarily interest rate and credit risk. Our cash and cash equivalents are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by maintaining cash in federally-insured bank deposit accounts and restricting cash equivalents to highly-liquid investments with maturities of three months or less. We do not hold any derivative financial instruments that could expose us to significant market risk. At December 31, 2023, we had no debt obligations.
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2023, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date, that our disclosure controls and procedures were not effective as of December 31, 2023, due to material weaknesses described below.
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

The material weakness due to a lack of segregation of duties over the preparation, approval and posting of certain journal entries has been remediated and the material weaknesses in the design of our controls over accurate recording of our sales tax liability and our controls over accurate valuation of our deferred tax asset and goodwill relating to our acquisition of PetCareRx remain unremediated as of December 31, 2023. Management is taking steps to remediate these material weaknesses (see “Remediation of Material Weaknesses” for details).

Remediation of Material Weaknesses

In response to the material weakness due to a lack of segregation of duties over the preparation, approval and posting of certain journal entries, we increased resources and modified processes to eliminate the lack of segregation of duties over the preparation, approval and posting of journal entries.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.    OTHER INFORMATION.
During the three months ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6.    EXHIBITS.

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
Christine Chambers

Chief Financial Officer, Treasurer, and Secretary
(Principal Financial and Accounting Officer)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
PETMED EXPRESS, INC
________________________
FORM 10-Q
FOR THE QUARTER ENDED:
DECEMBER 31, 2023
________________________
EXHIBITS
________________________