Form 10-K
period 2024-03-31
PETMED EXPRESS INC
filed 2024-06-14
CIK 1040130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of September 29, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $209.2 million based on the closing sales price of the registrant’s Common Stock on that date, as reported on the NASDAQ Global Select Market.
The number of shares of the registrant’s Common Stock outstanding as of June 14, 2024, was 20,606,692.
DOCUMENTS INCORPORATED BY REFERENCE
Information to be set forth in our proxy statement relating to our 2024 Annual Meeting of Shareholders is incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended March 31, 2024.

PETMED EXPRESS, INC.
March 31, 2024 Annual Report on Form 10-K

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

NOTE REGARDING COMPANY REFERENCES

When used in this Annual Report on Form 10-K, unless otherwise stated or the context otherwise indicates, "PetMed Express," “PetMeds,” "PetMed," "the Company," "we," "our," and "us" refers collectively to PetMed Express, Inc. and its direct and indirect wholly owned subsidiaries, taken as a whole. "PetCareRx" refers to PetCareRx, Inc., a wholly owned subsidiary of PetMed Express, Inc..
ITEM 1. BUSINESS
GENERAL

Since 1996, PetMeds has been a pioneer in digital retail, serving as a trusted source for pet medicines across North America. Similarly, since 1998, PetCareRx has been providing pet healthcare products directly to consumers. Together, our brands are dedicated to delivering exceptional quality wellness products from innovative suppliers, making it easier for families to address preventive and chronic health needs in order to support the longevity of their companion animals.

We are deeply committed to the mission and purpose that has driven our business from the start. The support of millions of customers nationwide has been the cornerstone of our success. Honoring our combined legacy, we bring our core values to every role we undertake. Our primary goal is to empower pet families, ensuring they can provide the best possible care for their dogs, cats, and horses and help them lead long, healthy lives.

PetMed Express, Inc. and subsidiaries, d/b/a PetMeds®, and as parent company of PetCareRx®, is a leading nationwide direct-to-consumer pet pharmacy and online provider of prescription and non-prescription medications, food, supplements, and supplies and has veterinary and pet insurance service partnerships for dogs, cats, and horses. PetMeds and PetCareRx market and sell directly to consumers through their websites, toll-free numbers, and employer benefits partnerships. Through thousands of veterinary partners and a loyal customer base who rely on our services, our in-house pharmacies and extended pet healthcare partnerships seek to offer unparalleled value and convenience to families at every stage of their pets' lives. Over the years, our organization has made significant investments in our pharmacies to ensure compliance. By employing licensed pharmacists who specialize in veterinary medicine, it allows us to provide focused and specialized care. Additionally, we have implemented a rigorous 5-point verification process from order to shipment to ensure quality control. We continuously monitor and update our regulatory licenses in every state, including the U.S. Virgin Islands. Our pharmacies are accredited by the NABP.Com and LegitScript and are focused on excelling in meeting all federal and state regulatory requirements

As a premier service to our customers, our in-house pet health specialists in our call center support over 100,000 pet parents each month. Pet owners have the ability to contact our agents and pharmacists for assistance with their animals' wellness needs via telephone, chat, and email. We offer extended services, including pet insurance, telehealth, and employee benefits programs, through our core partners.

The Company's executive headquarters offices are currently located at 420 South Congress Avenue, Delray Beach, Florida 33445, and our telephone number is (561) 526-4444. The Company has a March 31 fiscal year.

OUR INDUSTRY

Our business focuses on a specific segment of the pet industry: pet wellness for dogs, cats, and horses. Within this segment, our merchandise categories include prescription medications, over-the-counter (OTC) medications, supplements, prescription food, non-prescription food, and a comprehensive assortment of pet supplies. The total addressable market for pet medications, foods, and health products and services is vast and continuously expanding. According to the American Pet Products Association, pet spending in the United States increased by 7% to $147.0 billion in 2023, with veterinary care and prescription medications accounting for $38.3 billion or 26% of that total. The increasing demand for pet wellness products presents significant potential for us to expand our footprint and capture a larger share of this thriving market.

THE PET CONSUMER

According to a Mintel Services report in 2023:
•Eighty-six percent of the total pet customers prefer maintaining a routine pet care regimen.
◦To support this, we offer auto-ship options for our core products, ensuring convenient and consistent care for their pets.
•Eighty-one percent of customers believe that investing more in pet products and services is worthwhile for their pet's well-being.
◦Our core products address the most common preventive and acute pet care needs. To cater to a diverse range of budgets, we offer a tiered pricing strategy ensuring that every customer can find products that meet their needs and preferences.
•Thirty-five percent of pet owners rely on social media to guide their choices in pet products and services.
◦Ensuring we effectively engage our pet families through social platforms, we have a wellness guide which will be further developed utilizing an integrated marketing approach through our five social media channels inclusive of Instagram, TikTok, Facebook, YouTube and X,

More than 2.0 million customers have purchased from us within the last three fiscal years, including customers acquired in April 2023 as a part of our PetCareRx acquisition. We attracted approximately 302,000 and 274,000 new customers in fiscal 2024 and 2023, respectively. Our customers are located throughout the United States, with approximately 49% of customers residing in California, Florida, Texas, New York, Pennsylvania, North Carolina, Georgia, and Virginia. The average order value increased slightly year over year and was approximately $94 for fiscal 2024 and $93 for fiscal 2023.
PRODUCTS AND SERVICES
We offer a broad selection of products and services for dogs, cats, and horses. Our current product line contains more than 15,000 SKUs of popular pet medications, health products, foods, and supplies. This includes a majority of well-known brands of pet medications. With our April 2023 acquisition of PetCareRx, we have expanded our product catalog beyond medications to include a wider assortment of pet products. Additionally, we offer various pet supplies on our websites, some of which are drop-shipped to customers by third parties. These supplies include beds, crates, stairs, and other popular items. We periodically assess and adjust our merchandise categories based on seasonal and industry trends. Designed for flexibility, our websites allow us to change featured products or promotions. This approach provides customers with a wide variety of selections across the most popular health categories for dogs, cats, and horses. Through robust partnerships with our vendors, our current products include:
Prescription Medications (Rx): Heartworm and flea and tick preventatives, arthritis, dermatitis, thyroid, diabetes, pain medications, heart/blood pressure, and other specialty medications, as well as generic substitutes.
Non-Prescription Medications (OTC) and supplies: Flea and tick control products, bone and joint care products, vitamins, treats, nutritional supplements, hygiene products, and household pet supplies.

Pet Foods: Premium and non Premium Pet Foods, including Veterinary Prescription Rx Diets

Private Label: Our exclusive range of private label products offers exceptional value and affordability. From shampoos and flea collars to joint enhancers, vitachews, and soft toys, our proprietary line provides high-quality, cost-effective solutions for pet care.

Holistic Wellness Services:
Pet Telemedicine: Our VetLive service, powered by Vetster, provides pet owners with the convenience of consultations, diagnoses, and in some states, prescriptions from board-certified veterinarians— all from the comfort of their homes. This service saves time and ensures expert care without the need to visit a clinic. Additionally, AI-assisted remote veterinary technicians, through our partnership with AskVet, provide a wide range of telehealth services, from dietary advice to training.

Pet Insurance: We partner with Pumpkin Insurance, a premium provider owned by JAB Holding Company, to offer our customers discounted premium pet insurance options.

Employee Pet Benefits: Our partnership with PetAssure (Synergy Pet Group) allows us to be part of their employer bundled service, offering discounted pet care solutions that provide employees with access to our PetPlus membership. This membership includes a variety of exclusive perks, discounts, and valuable services that significantly enhance the well-being of pets.

OUR EXPERT VETERINARY ADVISORY BOARD

To further our commitment to connecting with customers through education and professional credibility, the Company recently launched its Veterinary Advisory Board (VAB) with the goal of ensuring that all of our initiatives result in improved patient care. This esteemed board currently consists of five expert veterinarians across the country, each with decades of experience in private practice and academia, shaping the future of veterinary medicine.

Dr. Lori Teller, DMV, DABVP (Canine/Feline), CVJ, and Clinical Professor in the Department of Small Animal Clinical Sciences at Texas A&M University’s School of Veterinary Medicine and Biomedical Sciences, serves as the Chair of the VAB and the liaison between the Company and the VAB. We believe that Dr. Teller and her fellow VAB colleagues bring a wealth of knowledge and experience to our company.

RECENT DEVELOPMENTS AND STRATEGIC TRANSACTIONS

ACQUISITION OF PetCareRx

In April 2023, we acquired PetCareRx, Inc. (“PetCareRx”), an online supplier of pet medications, foods, and supplies based in New York. This acquisition added a catalog of food and supplies and approximately 286,000 new and renewal customers to our company, allowing us to rapidly expand beyond our core offering of pet prescriptions. We now provide a more extensive selection of premium food, supplements, treats, and other pet supplies as a result of this acquisition.

PetCareRx boasts a thriving membership program, which constitutes two-thirds of their customer base, enhancing customer loyalty and engagement. The collaboration between PetCareRx and PetAssure is being expanded across both brands in fiscal 2025, significantly increasing the number of members within our platform. Their telehealth services,, powered by AI-driven AskVet, are being expanded across the organization, further enriching our member service offerings.

PET INSURANCE PARTNERSHIP

In February 2023, we announced a strategic partnership with Pumpkin Insurance Services, Inc. (“Pumpkin”), a leading provider of premium pet insurance plans. Through this collaboration, we offer our customers access to high-quality health and wellness pet insurance benefits as part of our holistic wellness ecosystem. This partnership enables our customers to purchase co-branded insurance plans, developed in conjunction with Pumpkin and their underwriters, and offered by our subsidiary, PetMeds Insurance Services, LLC. These innovative insurance products became available for purchase in October 2023, providing pet owners with peace of mind as they navigate all stages of their pets' lives.

PET TELEHEALTH PARTNERSHIP

In April 2022, we announced a multi-year exclusive partnership with Vetster Inc., a veterinary telehealth startup based in Canada. This strategic alliance provides pet owners in the United States with seamless online access to veterinary services through Vetster’s innovative platform. Customers have the option to purchase any prescriptions or OTC products that have been uploaded from the PetMeds catalog.

We invested approximately $5.0 million in Vetster as part of their Series B financing round in April 2022, followed by a $0.3 million investment in a Series B extension round in September 2023. These investments underscore our commitment to complementing the vet/patient relationship with telehealth and expanding access to high-quality care for pets as part of our holistic wellness ecosystem.
STRATEGY AND KEY BUSINESS PRIORITIES

PetMeds is committed to a long-term vision of becoming a leading digital-first pet wellness company. The Company is incorporating new leadership and new strategic opportunities to make progress against initiatives that support this vision, while balancing the near-term challenges and business headwinds.

Short-Term Strategy Fiscal 2025

● Consolidate our brands: We believe that our primary brands, namely “PetMeds,” and "PetCareRx" are known as being credible experts among pet owners and are synonymous with pet health and well-being.The consolidation of our brands into a single united company is driven by our commitment to streamline operations, enhance efficiency, and provide a more cohesive customer experience. By bringing together brands that have the same mission and value proposition, we can leverage our combined strengths, reduce redundancies, and offer a unified, stronger presence in the market. This strategic move allows us to unite our resources and expertise, better serve our customers with an expanded product range, improve service quality, and add greater value, ultimately fostering growth and innovation within our sector. The consolidation allows us to capitalize on the distinct strengths of each brand, ensuring that our customers benefit from enhanced capabilities and a superior overall experience.This approach not only strengthens our position in the market but also drives growth and sets new industry standards for excellence. This strategic move also enables us to integrate the best practices and unique attributes of each organization, fostering innovation and excellence.

● Preserve Cash While Preserving Key Partnerships and Investing in Growth: The Company entered fiscal 2025 with a healthy liquidity position and will continue to monitor and manage cash flow as we right-size our operations through the consolidation of our two brands. To preserve liquidity and maximize cash flows during fiscal 2025, we will undertake the following actions:

•Partnering with key suppliers to optimize supply chain availability with corresponding discounts and co-op/rebates, along with payment terms thus improving gross margin.
•Manage future inventory through properly forecasting supply with expected demand for improved product availability, ensuring that customers can find the products they need when they need them.
•Reduce expenses to better align operating costs with sales through elimination of duplicative resources including agency and vendor consolidation.
•Focusing on operational efficiency and reducing order processing time through our warehouse fulfillment centers, pharmacy, and call centers through tech enablement and automation.

● Focus on Customer Retention, Loyalty, and Frequency of Visits:
At the heart of our marketing strategy is a commitment to reinvigorate our growth and deepen our engagement with customers. In today’s competitive market, a multi-faceted approach is essential in order to thrive. This includes:
•Enhancing the technology supporting our Auto-ship program that drives ease and repeat purchases.
•Personalizing the customer journey through customer segmentation optimization.
•Bundling and cross-selling opportunities across merchandise categories.
•Enrichment of our digital content library.

● Investment in Modern Technology: To enhance our customer experience and drive growth, we are making technology investments to consolidate our two websites into a single, integrated platform and improve our veterinary portal experience. This new tech stack is designed to increase engagement, improve conversion rates, and provide a seamless customer journey. Investments and initiatives include:
•Integration of PetMeds and PCRx as one destination.
•Enhancement of Pharmacy Software for increased digitization.
•Fulfillment logic to optimize operations across enterprise.
•Digital analytics/Business Intelligence tools revamp to enable faster decision making that drive growth and profitability.
•Consolidation of in-house customer health specialist phone, chat, email systems within our customer call center for seamless communication with our customers and veterinary partners.

Long Term Strategy

Our ultimate goal is to position our company as the go-to resource for high quality pet health and wellness products, services, and experiences through our 360 ecosystem, ensuring sustained growth and a thriving customer community.To achieve this, we will focus on the following strategic initiatives:

•Create best-in-class customer experiences across channels through modern technology that incorporates AI, automation, and product management that drives personalized journeys across all touchpoints.
•Improve the speed and efficiency from order to customer's doorstep.
•Develop mission-first, purposeful marketing campaigns that are authentic in order to improve customer engagement while increasing brand awareness.
•Leverage data analytics to gain timely customer insights that will accelerate responsiveness to customer demands.
•Innovate product offerings, increasing high-margin private label assortments.
•Enhance and curate strategic partnerships that further promote the health and wellness during all life stages for dogs, cats, and horses.
DISTRIBUTION CHANNELS
We offer our products through three main sales channels: (1) the Internet, through our websites, (2) our health specialist customer support center through our toll-free numbers and (3) through PetAssure's broker network for employer benefits. We have a roadmap for fiscal 2025 that will optimize our websites, and provide a convenient and personalized shopping experience. Our customer service pet health specialists support more than 100,000 calls per month, a testament to the pet owner's need for, and our ability to deliver, a personalized experience.
Internet
The Company’s digital operations across various brands have consistently catered to our customers on multiple platforms. To create a more seamless shopping experience, we will continue to invest in our digital infrastructure. Currently, each brand operates separate desktop and mobile websites, but we plan to integrate these into a unified environment in fiscal 2025. Additionally, we are revitalizing our mobile applications in fiscal 2025 to offer improved features and enhanced quality, further developing our mobile capabilities as mobile engagement continues to grow.

In fiscal 2024, we attracted approximately 36 million visits to our websites, with about 5% of these visits converting to orders. Through our websites, pet owners have access to comprehensive health information covering pet behavior, illnesses, and both natural and pharmaceutical remedies tailored to their pets’ needs. Our PetMeds.com website's pet education content is periodically updated with the latest research for pet owners.

As part of our multichannel strategy, we offer mobile versions of our websites (www.petmeds.com and www.petcarerx.com) and will have an optimized mobile application compatible with mobile phones, tablets, and other devices in fiscal 2025. Key features of our websites include AutoShip subscriptions (Approximately 54% of our sales were generated via our AutoShip program in our fourth quarter ended March 31, 2024), "ask-the-vet" services, VetLive consultations, live web chat, easy refill medication reminders, a local veterinarian finder, and express checkout options.
Pet Health Specialists - Customer Support Center
We believe that a high level of customer care and support is critical in retaining and expanding our customer base. We provide ongoing training programs under the supervision of our training managers that include a variety of topics such as product knowledge, computer usage, customer service tips, and the relationship between our Company and veterinarians. Our customer support center agents respond to customers’ e-mails, calls, and live web chats that are related to products, order status, prices, and shipping. Consolidating our two branded teams and incorporating the best-in-class tech provider, our specialists will be fully equipped with advanced telephone systems so that we can maximize our representatives’ time, ensuring top-tier customer care, service, and support. Managing over 100,000 calls per month, our team of 150 in-house agents consistently delivers outstanding assistance to our valued customers.

Marketing
The goal of our fiscal 2025 marketing strategy aims to integrate our two brands (Petmeds and PetCareRX) into a customer centric relevant brand which resonates with our mission and provides direct value to our customers. This includes establishing and building brand recognition to increase customer traffic, better align with current customer needs and wants, add new customers, build strong lifetime customer loyalty, that ultimately will maximize reorders, and develop incremental revenue opportunities. We have built, and will deliver, an integrated marketing campaign that includes digital marketing and direct mail/print and e-mail. Our campaigns strive to convey our dedicated focus on the well-being of pets and our commitment to accompanying our customers on their pet's wellness journey, which includes both preventative and chronic solutions for cats, dogs and equines across diverse breeds, sizes, ages and conditions.
We currently utilize digital marketing through performance and acquisition marketing strategies, deliver content via streaming channels, direct mail, and email. The Company aims to create a best-in-class marketing operation through a continuous test-and-learn approach as we progress into fiscal 2025. This will be visible across all customer touchpoints.
OVERVIEW OF PHARMACY OPERATIONS
The following information is needed to process prescription orders: pet information, prescription information, and the veterinarian’s name and phone number. This information is entered into our order processing system. Then our pharmacists and pharmacy technicians verify all prescriptions. The order processing system checks for the verification for prescription medication orders and a valid payment method for all orders. Verified orders are then sent to our fulfillment centers, where items are picked, and then shipped via the United States Postal Service, United Parcel Service, and Federal Ex.
SOURCING OF MERCHANDISE INVENTORY

We source our products from a diverse array of vendors, including manufacturers and domestic distributors. In fiscal 2024, approximately 78.1% of all products were purchased from seven key suppliers. We believe that deepening our relationships with manufacturers and distributors is crucial to ensuring a reliable supply of the products our customers need.

As part of our growth strategy, we prioritize maintaining direct relationships with leading pharmaceutical manufacturers, providing both popular prescription and non-prescription medications. These direct relationships not only help us secure an adequate volume of products but also enable us to offer the latest and most trusted pet health solutions. Our continued partnerships with these major manufacturers are a testament to our commitment to quality and reliability in serving our customers.
DISTRIBUTION OF MERCHANDISE INVENTORY

The Company implements rigorous quality control measures to guarantee the authenticity and safety of all medications. We efficiently manage our inventory and fulfill customer orders from our corporate headquarters in Delray Beach, Florida, and our Northeast warehouse location in Lynbrook, New York while conducting thorough checks on every order received for veterinary approval and prescription labeling accuracy. Our in-house pharmacy, fulfillment and distribution operations oversee the entire supply chain—from order placement and processing to fulfillment and shipping. Our pharmacists oversee the processing of every order and follow a regimented 5-step verification process which is the cornerstone of our credibility. For prescription medications, we strive to ship immediately upon authorization by the customer’s veterinarian. During fiscal 2025, we will be adding third party logistics locations that allow us closer proximity to our customers, which should result in lower shipping costs and higher product margins.
INFORMATION SYSTEMS
Our Company-owned and third-party-operated management information systems consist of a full range of retail, merchandising, human resource and financial systems. These systems include applications related to digital operations, inventory management, supply chain, planning, sourcing, merchandising, payroll, scheduling and financial reporting. The Company continues to invest in technology to upgrade its core systems to create efficiencies and to support its digital operations, pharmacy operations, fulfillment center effectiveness, customer relationship management tools and loyalty programs.

DIGITAL TECHNOLOGY SYSTEMS

During fiscal 2025, we will invest in our digital technology platforms in order to seamlessly integrate advanced technologies across various facets of our operations. Our call centers, e-commerce, order entry systems, order management system (OMS) and inventory control/fulfillment processes will benefit from simplified, custom-configured solutions. Our ongoing efforts will focus on unifying talent, technology frameworks, and business operations in order to drive growth and profitability.
COMPETITION
The Company operates in a rapidly evolving, highly competitive, and fragmented business environment. Our competitors include veterinarians, local and national chain specialty retailers, and vendors' own e-commerce stores. Additionally, consumers' discretionary spending on pets extends to categories like apparel, grooming, boarding, and dog-walking. Operating in a highly competitive industry environment can cause the Company to engage in greater than expected promotional activity at times, which would result in pressure on average unit retail and gross profit.

Our distinct advantage lies in our commitment to high-quality products and our team of highly qualified pharmacists and technicians with specialized training in veterinary pharmacology that are licensed across all fifty states. Our teams execute a rigorous 5-point verification process and are compliant with all federal regulations set by the FDA and DEA. PetMeds and PetCareRx's pharmacies are accredited by the National Association of Boards of Pharmacy and LegitScripts. This combination of quality, expertise, and efficiency sets us apart in the marketplace.
INTELLECTUAL PROPERTY
We conduct our business under the trade names “PetMeds” and "PetCareRx" and use a family of trade names all containing the terms “PetMeds”, “PetMed” or "PetCareRx" in some form. We believe the “PetMeds” and "PetCareRx" family of trademarks, have added significant value and are important factors in the marketing of our products. We have also obtained the right to use and control the Internet addresses which include but are not limited to www.1800petmeds.com, www.1888petmeds.com, www.petmedexpress.com, www.petmed.com, www.petmeds.com, and www.petcarerx.com.

We also obtained the right to use and control the Internet addresses www.petmeds.pharmacy, www.petmed.pharmacy, www.1800petmeds.pharmacy, petcare.pharmacy, and petcarerx.pharmacy, through a National Association of Boards of Pharmacy® initiative to ensure high standards for online pharmacies. We do not expect to lose the ability to use the Internet addresses; however, there can be no assurance in this regard and the loss of these addresses may have a material adverse effect on our financial position and results of operations. We are the exclusive owners of United States trademark registrations for “America’s Largest Pet Pharmacy®,” “America’s Most Trusted Pet Pharmacy®,” “Trusted Pet Medication Experts®,” “PetMed Express, Inc.®,”1-800-PetMeds and Design®,” 1-800-PetMeds®,” “PetMeds®,” “Your Trusted Pet Health Expert®," "PetPlus®," "PetCareRx®," "Nose to Tail®," "Nose to Tail Health®," and "Nose to Tail Savings®," among numerous others. We have also applied for trademark protection for "VetLiveTM."
GOVERNMENT REGULATION
We are subject to a broad range of federal, state, and local laws and regulations that relate to our business. Dispensing prescription medications is governed at the state level by Boards of Pharmacy, or similar regulatory agencies, of each state where prescription medications are dispensed. PetMeds is subject to regulation by the State of Florida and is licensed as a community pharmacy by the Florida Board of Pharmacy, and PetCareRx is subject to regulation by the State of New York and is licensed as a community pharmacy by the New York Pharmacy Board.

Our pharmacy practices are also licensed and/or regulated by 49 other state pharmacy boards, the District of Columbia Board of Pharmacy, the U.S. Virgin Islands Board of Pharmacy, and the United States Drug Enforcement Administration ("DEA"), and with respect to our products, by other regulatory authorities including, but not necessarily limited to, the United States Food and Drug Administration (“FDA”) and the United States Environmental Protection Agency ("EPA"). Our registration with the DEA, and state registrations/permits as required, permit us to dispense Schedule IV and Schedule V controlled substances. As a licensed pharmacy in the State of Florida, we are subject to the Florida Pharmacy Act and regulations promulgated thereunder. If we fail to maintain our licenses with the Florida Board of Pharmacy, or if we do not maintain the licenses/registrations/permits from other state pharmacy boards (including our home state pharmacy license in New York for PetCareRx), or if we face actions from the DEA, FDA EPA, or other enforcement regulators, our ability to dispense prescription medications to pet owners could be halted, which could have a material adverse effect on our financial condition and operations.

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

Our distribution of pet insurance products under our strategic partnership with Pumpkin also subjects us to state laws and regulations relating to the sale of insurance products, including registering as an insurance distributor in states in which we offer and sell the Pumpkin co-branded pet insurance products and otherwise complying with state and federal laws relating to the sale and distribution of insurance products.

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
HUMAN CAPITAL

The Company is committed to fostering a culture that not only advances strategic and key business priorities but also empowers employees to make a positive impact in their communities. We believe that attracting, retaining, and managing a diverse and talented workforce is crucial to our success. Our commitment to diversity, equity, and inclusion encompasses individuals of different ages, colors, disabilities, ethnicities, family or marital statuses, gender identities or expressions, languages, national origins, physical and mental abilities, political affiliations, races, religions, sexual orientations, socio-economic statuses, veteran statuses, and other characteristics.

To ensure our employees have the opportunity to develop and excel, human capital management is a top priority for our executives and Board of Directors, as evidenced by the recent expansion of the Compensation Committee to the Compensation and Human Capital Committee. We are dedicated to identifying and nurturing the talent necessary for our long-term success. Our employees have access to a wide range of resources to enhance their skills and advance their careers, including internal leadership development classes, online development resources, mentorship programs, individual development opportunities, and key projects.

Additionally, we offer functional management training, learning management systems-based educational opportunities, certification programs, and educational assistance to support our future leaders in their professional growth.

We pride ourselves on maintaining a strong corporate culture that upholds high standards of ethics and compliance. Our Code of Business Conduct and Ethics outlines the principles that guide the behavior of our employees, officers, directors, and vendors. To ensure adherence to these standards, we have implemented a whistleblower policy and an anonymous hotline for confidential reporting of any suspected policy violations or unethical conduct. Furthermore, all staff members are required to complete anti-harassment training.

By fostering a supportive and inclusive environment, we empower our employees to thrive both professionally and personally, driving our company forward and making a meaningful impact in our communities.

As of June 14, 2024 we had 287 full time employees. None of our employees are represented by a labor union or governed by any collective bargaining agreements. We consider relations with our employees to be good. The majority of our employees are connected to our Delray Beach, Florida headquarters and distribution center, and approximately 78 employees work at the office and distribution center and are connected to our New York location that we acquired as a part of the PetCareRx acquisition. Many of our personnel are currently working remotely or in a hybrid work model with the exception of essential on-site workers. Similar to many companies, we are exploring the benefits of bringing teams back into the office.

We offer our employees a wide array and highly competitive benefits such as life and health (medical, dental, and vision) insurance, medical and dependent care flexible spending accounts, legal services provider network, paid time off (including gender neutral parental leave) and retirement benefits, as well as emotional well-being services through our health insurance program.
Available Information
Our website addresses are www.petmeds.com and www.petcarerx.com. The information on our websites is not, and shall not be deemed to be, a part of or incorporated into this Annual Report on Form 10-K or any other filings we make with the Securities and Exchange Commission ("SEC"). We file annual, quarterly, and current reports, proxy statements, and other information with the SEC. Our SEC filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to the Exchange Act are available free of charge over the Internet on our website at www.petmeds.com or at the SEC's website at www.sec.gov. Our SEC filings will be available through our website at www.petmeds.com as soon as reasonably practicable after we have electronically filed or furnished them to the SEC.
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
Regulatory Risks

Any failure to comply with various state or federal regulations covering our pet health business, including the dispensing of prescription pet medications may subject us to reprimands, sanctions, probations, fines, suspensions, or the loss of one or more of our pharmacy licenses.

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

The expansion of our business into the offer and sale of pet insurance products also subjects us to additional laws and regulations regarding those activities, including as a registered insurance distributor in states in which we offer and sell the Pumpkin co-branded pet insurance products and otherwise complying with state and federal laws relating to the sale and distribution of insurance products.

The Company is a party to routine litigation and administrative complaints incidental to its business. Management does not believe that the resolution of any or all of such routine litigation and administrative complaints is likely to have a material adverse effect on the Company’s financial condition or results of operations. While we make every effort to fully comply with all applicable state rules, laws, and regulations, from time to time we have been the subject of administrative complaints regarding the authorization of prescriptions prior to shipment. We cannot assure you that we will not be the subject of administrative complaints in the future. We cannot guarantee you that we will not be subject to reprimands, sanctions, probations, or fines, or that one or more of our pharmacy licenses will not be suspended or revoked. If we were unable to maintain our license as a community pharmacy in the States of Florida or New York, or if we are not granted licensure in a state that begins to require licensure, or if one or more of the licenses granted by other state boards should be suspended or revoked, our ability to continue to sell prescription medications and to continue our business as it is presently conducted could be in jeopardy.
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
While we ship pet medications to customers in all 50 states, approximately 49% of our sales for the fiscal year ended March 31, 2024, were made to customers located in the states of California, Florida, Texas, New York, Pennsylvania, North Carolina, Georgia, and Virginia. If for any reason our license to operate a pharmacy in one or more of those states should be suspended or revoked, or if it is not renewed, our ability to sell prescription medications to residents of those states would cease and our financial condition and results of operations in future periods would be materially adversely affected.

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
We currently rely on third-party national, regional, and local logistics providers to deliver the products we offer on our websites. If we are not able to negotiate acceptable pricing and other terms with these providers, or if these providers experience performance problems or other difficulties in processing our orders or delivering our products to customers, it could negatively impact our results of operations and our customers’ experience. In addition, our ability to receive inbound inventory efficiently and ship merchandise to customers may be negatively affected by factors beyond our and these providers’ control, including inclement weather, fire, flood, power loss, earthquakes, acts of war or terrorism or other events, such as labor shortages and disputes, financial difficulties, volatility in the prices of fuel, gasoline and commodities such as paper and packing supplies, system failures and other disruptions to the operations of the shipping companies on which we rely. We are also subject to risks of damage or loss during delivery by our shipping vendors. If the products ordered by our customers are not delivered in a timely fashion or are damaged or lost during the delivery process, our customers could become dissatisfied and cease buying products through our websites and mobile application, which would adversely affect our business, financial condition, and results of operations.

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

The content of our websites could expose us to various kinds of liability, which, if prosecuted successfully, could negatively impact our business.
Because we post product and pet health information and other content on our websites, we face potential liability for negligence, copyright infringement, patent infringement, trademark infringement, defamation, and/or other claims based on the nature and content of the materials we post. Various claims have been brought, and sometimes successfully prosecuted, against Internet content distributors. We could be exposed to liability with respect to the unauthorized duplication of content or unauthorized use of other parties’ proprietary technology. Although we maintain general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance, or is in excess of insurance coverage, could materially adversely affect our financial condition and results of operations.
We may not be able to protect our intellectual property rights, and/or we may be found to infringe on the proprietary rights of others.
We rely on a combination of trademarks, trade secrets, copyright laws, and contractual restrictions to protect our intellectual property rights. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our proprietary property, including our non-prescription private label or generic equivalents, when and if developed, as well as aspects of our sales formats, or to obtain and use information that we regard as proprietary, including the technology used to operate our websites and our content, and our trademarks. Litigation or proceedings before the United States Patent and Trademark Office or other bodies may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain names, or to determine the validity and scope of the proprietary rights of others. Any litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business and operating results. Third parties may also claim infringement by us with respect to past, current, or future technologies or intellectual property. We expect that participants in our market will be increasingly involved in infringement claims as the number of services and competitors in our industry segment grows. Any claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays, or require us to enter into royalty or licensing agreements. These royalty or licensing agreements might not be available on terms acceptable to us or at all.
If we are unable to protect our Internet addresses or to prevent others from using Internet addresses that are confusingly similar, our business may be adversely impacted.
Our Internet addresses, including; www.1800petmeds.com, www.1888petmeds.com, www.petmedexpress.com, www.petmed.com, www.petmeds.com, www.petmeds.pharmacy, www.petmed.pharmacy, www.1800petmeds.pharmacy, and petcarerx.com, are critical to our brand recognition and our overall success. If we are unable to protect these Internet addresses, our competitors could capitalize on our brand recognition. There may be similar Internet addresses used by competitors. Governmental agencies and their designees generally regulate the acquisition and maintenance of Internet addresses. The regulation of Internet addresses in the United States and in foreign countries has changed and may undergo further change in the near future. Furthermore, the relationship between regulations governing Internet addresses and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may not be able to protect our own Internet addresses or prevent third parties from acquiring Internet addresses that are confusingly similar to, infringe upon, or otherwise decrease the value of our Internet addresses.

Since most of our operations are housed in a single location, we are more susceptible to a business interruption in the event of damage to, or disruptions in, our facility, particularly with respect to extreme weather events.

The PetMeds headquarters and principal distribution center are currently located in one location in South Florida, and most of our shipments of products to our customers are made from this primary distribution center. Our PetcareRx principal distribution center is located in one location in New York. Because we consolidate our operations for each brand in one location, we are more susceptible to power and equipment failures, and business interruptions in the event of fires, floods, and other natural disasters than if we had additional locations. Furthermore, because our largest distribution center is located in South Florida, which is a hurricane-sensitive area and is susceptible to sea-level rise, we are particularly susceptible to the risk of damage to, or total destruction of, our headquarters and distribution center and surrounding transportation infrastructure caused by a hurricane or rising sea levels. Additionally, intense weather conditions may cause property insurance premiums to significantly increase in the future. We recognize that the frequency and intensity of extreme weather events, sea-level rise, and other climatic changes may continue to increase and, as a result, our exposure to these events may increase.

We cannot assure you that we are adequately insured to cover the amount of any losses relating to any of these potential events, including business interruptions resulting from damage to or destruction of our headquarters and distribution centers, or power and equipment failures relating to our call center or websites, or interruptions or disruptions to major transportation infrastructure, or other events that do not occur on our premises. The occurrence of one or more of these events could adversely impact our ability to generate revenues in future periods.
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
Through our information technology, we are able to provide an improved overall shopping and interconnected retail experience that empowers our customers to shop and interact with us from computers, tablets, smartphones and other mobile devices. We use our websites and our mobile application both as sales channels for our products and also as methods of providing product and other relevant information to our customers to drive online sales. Our online programs, communities and knowledge center allow us to inform, assist and interact with our customers. We also continually seek to enhance all of our online properties to provide an attractive user-friendly interface for our customers. Disruptions, failures or other performance issues with these customer-facing technology systems could impair the benefits that they provide to our online business and negatively affect our relationship with our customers.

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

Our failure or the failure of third-party service providers to protect our websites, networks, and systems against cybersecurity incidents, or otherwise to protect our confidential information, could damage our reputation and brands and substantially harm our business, financial condition, and results of operations.

As a result of our services being web based, we collect, process, transmit and store large amounts of data about our customers, employees, suppliers and others, including credit card information and personally identifiable information, as well as other confidential and proprietary information. We also employ third-party service providers for a variety of reasons, including storing, processing and transmitting proprietary, personal and confidential information on our behalf. While we rely on tokenization solutions licensed from third parties in an effort to securely transmit confidential and sensitive information, including credit card numbers, advances in computer capabilities, new technological discoveries or other developments may result in the whole or partial failure of these solutions to protect confidential and sensitive information from being breached or compromised. Similarly, our security measures, and those of our third-party service providers, may not detect or prevent all attempts to hack our systems or those of our third-party service providers. Distributed Denial-of-Service ("DDoS") attacks, viruses, malicious software, break-ins, phishing attacks, ransomware, social engineering, security breaches or other cybersecurity incidents and similar disruptions that may jeopardize the security of information stored in or transmitted by our websites, networks and systems or that we or our third-party service providers otherwise maintain, including payment card systems, may subject us to fines or higher transaction fees or limit or terminate our access to certain payment methods. We and our service providers may not anticipate or prevent all types of attacks until after they have already been launched, and techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers. In addition, cybersecurity incidents can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships.

Breaches of our security measures or those of our third-party service providers or any cybersecurity incident could result in unauthorized access to our websites, networks and systems; unauthorized access to and misappropriation of consumer and/or employee information, including personally identifiable information, or other confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our websites, networks or systems; deletion or modification of content or the display of unauthorized content on our websites; interruption, disruption or malfunction of operations; costs relating to cybersecurity incident remediation, deployment of additional personnel and protection technologies, response to governmental investigations and media inquiries and coverage; engagement of third party experts and consultants; litigation, regulatory action and other potential liabilities. If any of these cybersecurity incidents occur, or there is a public perception that we, or our third-party service providers, have suffered such a breach, or we are unable to determine materiality within a reasonable timeframe under the new Cybersecurity rules, our reputation and brands could also be damaged and we could be required to expend significant capital and other resources to alleviate problems caused by such cybersecurity incidents. As a consequence, our business could be materially and adversely affected and we could also be exposed to litigation and regulatory action and possible liability. In addition, any party who is able to illicitly obtain a customer’s password could access the customer’s transaction data or personal information. Any compromise or breach of our security measures, or those of our third-party service providers, or our failure to protect our customer's confidential information and data, could violate applicable privacy, data security and other laws, and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition, and results of operations.

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

We do not currently carry cyber insurance, which may expose us to certain potential losses for damages or result in penalization with fines in an amount exceeding our resources.However, we are actively working to obtain coverage.

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
•Our ability to increase the number of visitors to our websites, or our ability to convert visitors to our websites into customers;
•The mix of medications and other pet products sold by us;
•Our ability to manage inventory levels or obtain an adequate supply of products;
•Our ability to adequately maintain, upgrade, and develop our websites, the systems that we use to process customers’ orders and payments, or our computer network;
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

During the past two years, we acquired one company (PetCareRx) and entered into two strategic partnerships to enable us to offer telehealth services and pet insurance to our customers. We expect that we may in the future consider additional opportunities to acquire or make investments in new or complementary businesses, facilities, technologies, offerings, or products, or enter into other strategic alliances, which may enhance our capabilities, complement our current products and services or expand the breadth of our markets. Acquisitions, investments and other strategic alliances, including our acquisition of PetCareRx, involve numerous risks, including:
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

Our ability to successfully grow through strategic transactions depends upon our ability to identify, negotiate, complete and integrate suitable target businesses, facilities, technologies, products and services. These efforts could be expensive and time-consuming and may disrupt our ongoing business and prevent management from focusing on our operations. Also, our acquisitions may not result in the benefits or growth originally anticipated from such acquisitions. As a result of future strategic transactions, we might need to issue additional equity securities, spend our cash, or incur debt (which may only be available on unfavorable terms, if at all) or contingent liabilities, any of which could reduce our profitability and harm our business. If we are unable to identify suitable acquisitions, investments or strategic relationships, or if we are unable to integrate any acquired businesses, facilities, technologies, offerings and products effectively, our business, financial condition, and results of operations could be materially and adversely affected. Also, while we employ several different methodologies to assess potential business opportunities, the new businesses or investments may not meet or exceed our expectations or desired objectives in the timeframe expected.

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
We accept payments using a variety of methods, including credit and debit cards, PayPal, and Apple Pay, and we may offer new payment options over time. Acceptance of these payment options subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements may change over time or be reinterpreted, making compliance more difficult or costly. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs.
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

We have identified material weaknesses in our internal controls over financial reporting, and management has determined that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K. Our business and share price may be adversely affected if we fail to implement and maintain effective disclosure controls and procedures and internal control over financial reporting.

For the periods ending March 31, 2023 and 2024, our management identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses identified in our internal control over financial reporting as of March 31, 2024, as well as our remediation plans, are described in Part II, Item 9A, “Controls and Procedures.” While we believe these efforts will be sufficient to remediate the material weaknesses, we cannot provide assurance that we will be able to complete our evaluation, testing or any required remediation in a timely fashion, or at all. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. Because of the inherent limitations in a cost-effective control system, misstatements in our financial statements due to error or fraud may occur and require restatement, such as those errors that resulted in the restatement of our previously issued audited consolidated financial statements described in Amendment No.1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended March 31, 2023 (the “2023 Form 10-K/A”), and the restatement of our previously issued unaudited condensed consolidated financial statements described in Amendment No.1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (the “2024 Q1 Form 10-Q/A”) and Amendment No.1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (the “2024 Q2 Form 10-Q/A”, and together with the 2024 Q1 Form 10-Q/A and 2023 Form 10-K/A, the “Amended Reports”) as well as fiscal 2023 amounts restated in our Quarterly Report on Form 10-Q for the three and nine months ended December 31, 2023.

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

We may face litigation and other risks as a result of the restatements described in the Amended Reports and material weaknesses in our internal control over financial reporting.

We have identified material weaknesses in our internal control over financial reporting, including in connection with the restatements described in the Amended Reports. As a result of such material weaknesses and the restatement, we could face regulatory action by the SEC or other regulatory authorities, potential litigation, or other disputes, including claims invoking federal and state securities laws, contractual claims or other claims arising from the restatement and the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. Any such litigation or dispute, whether successful or not, could adversely affect our business, financial condition, and results of operations.

As a result of our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, we are currently ineligible to file new short form registration statements on Form S-3, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.

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

As a result of our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, we are currently ineligible to file new short form registration statements on Form S-3 until March 2025. Our inability to use Form S-3 may impair our ability to raise necessary capital to fund our operations and execute our strategy. If we seek to access the capital markets through a registered offering during the period of time that we are unable to use Form S-3, we may be required to publicly disclose the proposed offering and the material terms thereof before the offering commences, we may experience delays in the offering process due to SEC review of a Form S-1 registration statement and we may incur increased offering and transaction costs and other considerations. Disclosing a public offering prior to the formal commencement of an offering may result in downward pressure on our share price. If we are unable to raise capital through a registered offering, we would be required to conduct our equity financing transactions on a private placement basis, which may be subject to pricing, size and other limitations imposed under the Nasdaq rules, or seek other sources of capital. The foregoing limitations on our financing approaches could have a material adverse effect on our results of operations, liquidity, and financial position.

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

While we believe that we currently collect and remit applicable sales taxes to the extent required in all states in which we sell, a successful assertion by one or more states seeking to tax us on sales that occurred in prior tax years, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. For example, during our 2023 fiscal year, we received a sales tax assessment relating to prior periods, following which, we evaluated, with the assistance of outside consultants, our sales tax positions in various jurisdictions, and related accounting matters, for potential additional sales tax exposure. As a result of that review, we recorded an accrual for additional sales tax liabilities as at March 31, 2023 (the “Additional Sales Tax Liabilities’). During the third quarter of our 2024 fiscal year, with the assistance of outside consultants, we again reviewed our accounting treatment for sales tax liabilities, including the Additional Sales Tax Liabilities, and determined that we should have accounted for sales tax liabilities using a legal liability approach, which required us to record a cumulative sales tax liability of approximately $26.0 million as of March 31, 2023 reflecting the total potential sales tax liability as of such date and resulted in the restatement of our consolidated financial statements described in our 2023 Form 10-K/A.

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

We are subject to laws and regulations by various federal and state regulatory authorities regarding the safety and quality of the pet products that we sell. We purchase products from various suppliers, one or more of which might not adhere to product safety requirements or our quality control standards, and we may not be able to identify the deficiency before merchandise ships to our customers. All of our suppliers are required to comply with applicable product safety laws, and we are dependent upon them to ensure such compliance. Any issues of product safety or allegations that the products we sell are in violation of governmental regulations, including, but not limited to, issues involving products manufactured in foreign countries or issues of mislabeling or adulteration, could cause those products to be recalled. If our suppliers fail to manufacture or import merchandise that adheres to our quality control standards, product safety requirements, or applicable governmental regulations, our reputation and brands could be damaged, potentially leading to decreased sales or increases in customer litigation against us. If consumers lose confidence in the safety and quality of the food or other products that we sell or in the suppliers that provide such products, then our sales could be adversely affected. Adverse publicity about these types of concerns, even if not valid, may discourage consumers from buying the products we offer, and such publicity cause disruptions with suppliers. The real or perceived sale of contaminated food products by us could result in product liability claims against our suppliers or us, expose us or our suppliers to governmental enforcement action or private litigation, or lead to costly recalls and a loss of consumer confidence, any of which could have an adverse effect on our business, financial condition, and results of operations. We may also in the future voluntarily recall or withdraw products that we consider do not meet our standards in order to protect our brands and reputation. While we carry product liability insurance, our insurance may not be adequate to cover all liabilities that we may incur in connection with product liability claims. In addition, we may be unable to continue to maintain our existing insurance coverage or obtain comparable insurance at a reasonable cost, if at all, or secure additional coverage, which may result in future product liability claims being uninsured. Any of these factors could negatively impact our business, financial condition, and results of operations.

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
We paid regular dividends to our shareholders from 2009 to August 2023, and on February 1, 2024, our Board of Directors elected to suspend the quarterly dividend indefinitely. The Board of Directors determined to reserve and/or utilize cash resources that would otherwise be available for distributions in order to fund additional strategic transactions or investments in our business. The determination to pay dividends and the amounts thereof in the future will be at the discretion of the Board and will be dependent on then-existing conditions, including our financial condition, income, legal requirements, including limitations under Florida law, and other factors the Board deems relevant. For these reasons, shareholders should not rely on dividends to receive a return on investment. Accordingly, and for the foreseeable future, realization of any gain on shares of our common stock will depend solely on the appreciation of the price of our common stock, which may not occur.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY

We have an enterprise-wide information security program designed to assess, identify, and manage the Company’s information security risks and identify, evaluate, respond to and resolve information security incidents. To protect our information systems from information security incidents, we use various processes and tools to identify, prevent, detect, escalate, investigate, resolve and recover from identified vulnerabilities and threats. These include, but are not limited to, reporting, monitoring and detection tools that are widely used in the industry, and internal solutions. We have an enterprise-wide Incident Response Policy and Incident Response Procedure, which outlines the various points and detailed processes and procedures to be followed when a suspected incident is identified. The overall Incident Response Objectives are to:
a.Accurately investigate and validate the incident
b.Minimize damage or loss of data and services for the Company, our clients, users,employees, and other potentially affected individual data subjects, as appropriate
c.Preserve and/or collect evidence pursuant to the incident in a legally sound manner
d.Quickly restore data and services
e.Review evidence to determine next steps, including notifications where necessary or advisable

f.Document and implement post incident actionable recommendations to prevent incident reoccurrence and improve the incident response process

We assess our cybersecurity maturity and readiness utilizing the CIS (Center for Internet Security) Critical Security Controls, and measure our ongoing progress against this framework to identify areas of opportunity for improvement to our overall cybersecurity readiness.

We continually evaluate cybersecurity threats and our ability to monitor for or mitigate against these threats based on information from our vendors, partners, and our own internal research and exposures. As we are undergoing multiple system upgrades and digital transformation efforts, we will be further evaluating and implementing security measures and best practices in our new systems as we phase out legacy systems. We conduct regular scans, penetration, and vulnerability testing as part of our overall security practice, and as part of our Payment Card Industry Digital Security Standard (PCI-DSS) compliance. Our auditors perform an independent analysis on parts of our information security practices, predominantly in their assessment of our PCI compliance. We regularly conduct cybersecurity training for our employees, including training for some of the most common breach vectors seen in the industry. For our key partners who help develop or key vendors who provide information systems or have access to our information systems, we require security training or review their information security practices.

We from time to time use our Incident Response Procedures to respond to potential cybersecurity incidents and threats, as our systems and users identify areas of potential incidents during the course of normal operations, none of which to date we believe have been material. We cannot provide assurance that there will not be future incidents that may materially impact us, our financials, our strategy, or our operations. For more cybersecurity risks, see “Our failure or the failure of third-party service providers to protect our websites, networks, and systems against cybersecurity incidents, or otherwise to protect our confidential information, could damage our reputation and brands and substantially harm our business, financial condition, and results of operations” under Item 1A “Risk Factors.”

The Company’s Board of Directors, as a whole, has oversight responsibility for our strategic and operational risks. The Audit Committee of the Board of Directors is responsible for board-level oversight of cybersecurity risk, and the Audit Committee regularly reports risks and compliance actions to the Board. As part of its’ oversight role, the Audit Committee receives reporting about the Company’s strategy, programs, incidents and threats, and other developments and action items. These action items include receiving updates on the status of remediation efforts for any non-compliance or risk items related to cybersecurity regularly throughout the year, including through periodic updates from management.
ITEM 2. PROPERTIES
We own our principal executive offices and distribution center, which are located at 420 South Congress Avenue, Delray Beach, Florida 33445 (the “Delray Beach Property”). The Delray Beach Property consists of approximately 634,000 square feet of land or 14.6 acres with two building complexes totaling approximately 185,000 square feet, with additional land for future use. The first building complex consists of approximately 125,000 square feet and the second building complex consists of approximately 60,000 square feet each consisting of both office and warehouse space. The Company occupies approximately 97,000 square feet of the first building for its principal offices and distribution center. As of March 31, 2024, 48% of the Delray Beach Property was leased to two tenants with a remaining weighted average lease term of 1 year, and we are currently in the process of renegotiating both leases. We believe that our facilities are sufficient for our current needs and are in good condition in all material respects.

In connection with our acquisition of PetCareRx, in April 2023 we assumed the leases of two buildings occupied by PetCareRx located in Lynbrook, New York. These facilities, which aggregate approximately 32,000 square feet, are used by PetCareRx as a shipping and fulfillment center and as an executive office. The leases expire in April 2027 and include the option to renew for an additional five years. We also assumed a PetCareRx lease for office space in Brooklyn, NY that PetCareRx did not occupy and was subleased. This lease expired in April 2024.
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

On April 18, 2024, Plaintiff Timothy Fitchett (“Plaintiff”) filed an action in the Court of Common Pleas of Allegheny County, Pennsylvania, on behalf of himself and purportedly on behalf of a class of others similarly situated. Plaintiff alleges that the Company violated Pennsylvania’s Unfair Trade Practices and Consumer Protection Law by representing “reg.” prices for products which the Company allegedly never charged for those products. On May 13, 2024, the Company removed the matter to the U.S. District Court for the Western District of Pennsylvania in Pittsburgh, and Plaintiff moved to remand the case back to state court on June 11, 2024. The Company's deadline to respond to the motion to remand is June 25, 2024. On the face of the Complaint, Plaintiff is seeking damages for himself in the amount of the allegedly illusory discounts he allegedly believed he was receiving when purchasing products from the Company or, in the alternative, a complete refund of amounts he paid to the Company, and he is also seeking a liability determination for members of the proposed class. The Company denies liability in this matter and intends to defend the action accordingly, and the Company cannot determine materiality or estimate a range of potential liability, if any, at this time if the Company were determined to be liable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “PETS.”
Holders
There were 109 holders of record of our common stock on June 12, 2024.
Dividend Policy

We have paid cash dividends on a quarterly basis from August 2009 to August 2023. For the fiscal years ended March 31, 2024 and 2023, we declared and paid cash dividends totaling $12.7 million (an aggregate of $0.60 per share for the year ended March 31, 2024) and $25.3 million (an aggregate of $1.20 per share for the year ended March 31, 2023), respectively.

On October 26, 2023, our Board of Directors elected to suspend the quarterly dividend for the second quarter of fiscal year 2024, and on February 1, 2024, our Board of Directors elected to suspend the quarterly dividend indefinitely. This move is intended to focus use of the Company’s existing cash flow on growth initiatives and other higher return initiatives. The Board of Directors reviews and discusses the capital allocation needs of the Company, at a minimum, on a quarterly basis. The declaration and payment of future dividends is discretionary and will be subject to a determination by the Board of Directors. When considering whether to declare a dividend, our Board of Directors will take into account:

• General economic and business conditions;
• Our financial condition and operating results;
• Our available cash and current and anticipated cash needs;
• Our capital requirements;
• Strategic uses of cash for growth initiatives;
• Contractual, legal, tax and regulatory restrictions on the payment of dividends by us; and
• Such other factors as our Board of Directors may deem relevant.
Performance Graph
Set forth below is a line graph comparing the five-year cumulative performance of our common stock with the NASDAQ Composite, the Russell 2000, and S&P 500 from March 31, 2019 to March 31, 2024. The graph assumes that $100 was invested on March 31, 2019, in each of our Common Stock, the NASDAQ Composite, the Russell 2000, and the S&P 500. Because we have historically paid dividends on a quarterly basis, the graph assumes that dividends were reinvested. The performance graph and related information below shall not be deemed “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

300.00
250.00
200.00
150.00
100.00
50.00
0.00
Value of $100 Investment made March 31, 2019
3/31/2019
3/31/2020
3/31/2021
3/31/2022
3/31/2023
3/31/2024
PetMed Express, Inc.
NASDAQ Composite
S&P 500
Russell 2000

Performance graph data:

	Fiscal Year Ended March 31,
	2019	2020	2021	2022	2023	2024
PetMed Express, Inc.	100.00	133.16	168.44	128.99	86.10	26.52
NASDAQ Composite	100.00	99.62	171.38	183.98	158.12	211.91
S&P 500	100.00	91.19	140.17	159.84	144.98	185.38
Russell 2000	100.00	74.89	144.21	134.45	117.06	137.98

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
PetMed Express, Inc. and subsidiaries, d/b/a PetMeds® (the "Company") is a leading nationwide direct-to-consumer pet pharmacy and online provider of prescription and non-prescription medications, foods, supplements, supplies and vet services for dogs, cats, and horses. PetMeds markets and sells directly to consumers through its websites, toll-free numbers, and mobile application. The Company offers consumers an attractive alternative for obtaining pet medications, foods, and supplies in terms of convenience, price, speed of delivery, and valued customer service.
Founded in 1996, the Company's executive headquarters offices are currently located at 420 South Congress Avenue, Delray Beach, Florida 33445, and our telephone number is (561) 526-4444. The Company has a March 31 fiscal year.
Presently, our product line includes approximately 15,000 of the most popular pet medications, health products, and supplies for dogs, cats, and horses.
We market our products through national advertising campaigns which aim to increase the recognition of the “PetMeds” brand name and "PetCareRx" brand name, increase traffic on our websites at www.petmeds.com and www.petcarerx.com, acquire new customers, and maximize repeat purchases. Our sales consist of products sold mainly to retail consumers. The twelve-month average purchase remained at approximately $94 and $93 per order for the fiscal years ended March 31, 2024, and March 31, 2023, respectively.
Restatement
As described in the Note 1 of “Notes to Condensed Consolidated Financial Statements,” we have restated our consolidated financial statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the years ended March 31, 2023 and March 31, 2022.
Critical Accounting Policies
Our discussion and analysis of our financial condition and the results of our operations contained herein are based upon our consolidated financial statements and the data used to prepare them. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. On an ongoing basis we re-evaluate our judgments and estimates including those related to product returns, bad debts, inventories, and income taxes. We base our estimates and judgments on our historical experience, knowledge of current conditions, and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. Our estimates are guided by observing the following critical accounting policies. See Note (2) - Summary of Significant Accounting Policies, in the "Notes to Consolidated Financial Statements" included in Part II, Item 8, Financial Statements and Supplementary Data, of this 10-K Report for a description of our significant accounting policies as well as a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this 10-K Report.
We believe that the estimates, assumptions and judgments involved in the accounting policies described below involve a significant level of estimation uncertainty and have the greatest potential impact on our financial condition and results of operations and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates, assumptions, and judgments on an ongoing basis. Our actual results may differ from these estimates under different assumptions, judgments, and conditions.
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
Membership fees represent the amounts recognized periodically from two membership models. The first is the PetPlus membership for PetCareRx customers, and the second is a partner membership provided through PetCareRx. These memberships provide discounted pricing, free standard shipping, veterinary telehealth services and local Caremark Pharmacy prescription pickup which represent a single stand-ready performance obligation to provide these benefits. The PetPlus membership fee is an upfront annual charge and automatically renews one year from the initial enrollment date. The Company recognizes the revenue ratably over the term of the PetPlus membership which is generally one year
We disaggregate sales in the following two categories: reorder sales vs new order sales vs membership sales. The following table illustrates sales by various classifications:

	Year Ended March 31,				Increase (Decrease)
Net Sales (In thousands)	2024	%	2023	%	$	%

Reorder sales	$246,977	87.9%	$232,380	90.6%	$14,597	6.3%
New order sales	24,304	8.6%	24,199	9.4%	105	0.4%
Membership fees	9,783	3.5%	—	—%	9,783	n/m

Total net sales	$281,064	100.0%	$256,579	100.0%	$24,485	9.5%

	Year Ended March 31,				Increase (Decrease)
Net Sales (In thousands)	2023	%	2022	%	$	%

Reorder sales	$232,380	90.6%	$243,490	89.4%	$(11,110)	(4.6)%
New order sales	24,199	9.4%	28,792	10.6%	(4,593)	(16.0)%

Total net sales	$256,579	100.0%	$272,282	100.0%	$(15,703)	(5.8)%
On April 1, 2022, we changed the definition of a new customer to include anyone who has not ordered over the past thirty-six months. The reorder and new order sales amounts for the years ended March 31, 2022 reflect this revised customer definition.
Under the previous definition of a new customer, reorder and new order sales were $249.4 million and $22.9 million, respectively, for year ended March 31, 2022.
Virtually all of our sales are paid by credit cards and we usually receive the cash settlement in two to three banking days. Credit card sales minimize accounts receivable balances relative to sales. We had no material contract asset or contract liability balances as of March 31, 2024, or March 31, 2023.
We maintain an allowance for credit losses that we estimate will arise from customers’ inability to make required payments, arising from either credit card chargebacks or insufficient funds checks. We determine our estimates of the uncollectability of accounts receivable by analyzing historical bad debts and current economic trends. The allowance for credit losses was approximately $273 thousand and $35 thousand at March 31, 2024 and 2023, respectively.

Business Combination
We account for our business combinations using the acquisition method of accounting in accordance with Accounting Standards Codification ("ASC") Topic 805 ("Business Combinations"). The purchase price is allocated to the fair value of the assets acquired and liabilities assumed. Transaction costs directly attributable to the acquisition are expensed as incurred. Identifiable assets and liabilities acquired or assumed are measured separately at their fair values as of the acquisition date. The excess of the purchase price of acquisition over the fair value of the identifiable net assets of the acquiree is recorded as goodwill. The results of businesses acquired in a business combination are included in our unaudited condensed consolidated financial statements from the date of acquisition.

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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is not amortized but instead is tested for impairment annually on January 1, or more frequently if events or changes in circumstances indicate goodwill might be impaired. When testing goodwill for impairment, we have the option to choose whether we will apply a qualitative assessment first and then a quantitative assessment, if necessary, or to apply the quantitative assessment directly. We have concluded that we have one reporting unit and have assigned the entire balance of goodwill to this reporting unit.

The Company performed its annual goodwill impairment testing as of January 1, 2024 using a quantitative assessment and at that time concluded there was no impairment. Since then, the Company’s stock price decreased from $7.56 at December 31, 2023 to $4.79 at March 31, 2024. The Company considered the decrease in its stock price to be indicative of a risk that the carrying amount of goodwill may not be recoverable. Therefore, the Company performed a quantitative impairment assessment as of March 31, 2024.

Based on the assessment, the Company concluded that goodwill was not impaired because the estimated fair value of the reporting unit exceeded its carrying value by approximately 27%. We estimated fair value using discounted cash flow and public company market approaches with a 70% and 30% weighting, respectively. A key assumption under the cash flow approach was a 27% weighted average cost of capital. A key assumption under the public company market approach was a 10% control premium.
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
The Company applies “Accounting for Uncertainty in Income Taxes” guidance to all tax positions for which the statute of limitations remains open. The Company had no liabilities for uncertain tax positions for either fiscal 2024 or fiscal 2023. The Company files tax returns in the U.S. federal jurisdiction and Florida, Arizona, California, Connecticut, Idaho, Maryland, Michigan, Oklahoma, South Carolina, Virginia, Wisconsin, New Jersey, Georgia, Indiana, New York and the District of Columbia. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years ending March 31, 2020, or earlier. Any interest and penalties related to income taxes will be recorded to other income (expenses).

COVID-19 and Other Macroeconomic Factors

The COVID-19 pandemic had a significant impact around the world and has created significant volatility, uncertainty, and economic disruption. It prompted governments and businesses to take unprecedented measures in response. While economies of various countries have rebounded from the global COVID-19 economic shutdown that began in the late first quarter and early second quarter 2020, the impact of the COVID-19 pandemic continued, to varying degrees, in 2022 and 2023, and continues, to varying degrees, in 2024 due to mounting inflationary cost pressures and potential recession indicators that have now negatively impacted the global economy. We continue to monitor the effects of the pandemic and macroeconomic environment and take appropriate steps to mitigate the impact on our business, employees and financial condition; however, the nature and extent of this impact in future periods remains difficult to predict due to numerous uncertainties outside our control.
Results of Operations
The following should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in our consolidated statements of income:

	Fiscal Year Ended March 31,
	2024	2023	2022
Sales	100.0%	100.0%	100.0%
Cost of sales	72.0	72.4	71.7

Gross profit	28.0	27.6	28.3

Operating expenses:
General and administrative	19.7	16.3	11.4
Advertising	8.7	7.6	6.9
Depreciation	2.5	1.4	1.0
Total operating expenses	30.9	25.2	19.3

(Loss) income from operations	(2.9)	2.4	8.9

Total other income	0.7	0.5	—

Income (loss) before provision for income taxes	(2.2)	2.9	8.9

Provision for income taxes	0.4	0.9	2.0

Net (loss) income	(2.6)%	2.0%	6.9%
Non-GAAP Financial Measures
Adjusted EBITDA
To provide investors and the market with additional information regarding our financial results, we have disclosed (see below) adjusted EBITDA, a non-GAAP financial measure that we calculate as net income excluding share-based compensation expense; depreciation; income tax provision; interest income (expense); and other non-operational expenses. We have provided reconciliations below of adjusted EBITDA to net (loss) income, the most directly comparable GAAP financial measures.

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
We believe it is useful to exclude non-cash charges, such as share-based compensation expense and depreciation from our adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. We believe it is useful to exclude income tax provision and interest income (expense), as neither are components of our core business operations. We also believe that it is useful to exclude other expenses, including the investment banking fee related to the Vetster partnership, acquisition costs related to PetCareRx, employee severance and an estimated unremitted prior period state sales tax accrual as these items are not indicative of our ongoing operations. Adjusted EBITDA has limitations as a financial measure, and these non-GAAP measures should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
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
•Adjusted EBITDA does not reflect non operating expenses (income) including sales tax expense (income) relating to recording a liability for sales tax we did not collect from our customers or recognizing a gain on settlement from settling a state liability for less than recorded.
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

The following table presents a reconciliation of net (loss) income, the most directly comparable GAAP measure to Adjusted EBITDA for each of the periods indicated:

	Reconciliation of Non-GAAP Measures PetMed Express, Inc.
	Three Months Ended
($ in thousands, except percentages)	March 31, 2024	March 31, 2023	$ Change	% Change

Consolidated Reconciliation of GAAP Net Loss to Adjusted EBITDA:

Net loss	$(5,016)	$(216)	$(4,800)	2222%

Add (subtract):
Share-based Compensation	1,674	1,630	44	3%
Income Taxes	1,536	669	867	130%
Depreciation and amortization	1,895	994	901	91%
Interest Income	(30)	(439)	409	(93)%
Acquisition/Partnership Transactions and Other Items	385	1,010	(625)	(62)%
Employee Severance	104	—	104	n/m

Adjusted EBITDA	$548	$3,648	$(3,100)	(85)%

	Year Ended
($ in thousands, except percentages)	March 31, 2024	March 31, 2023	$ Change	% Change

Consolidated Reconciliation of GAAP Net (Loss) Income to Adjusted EBITDA:

Net (loss) income	$(7,464)	$5,140	$(12,604)	n/m

Add (subtract):
Share-based Compensation	6,870	6,617	253	4%
Income Taxes	1,191	2,305	(1,114)	(48)%
Depreciation and amortization	7,056	3,546	3,510	99%
Interest Income	(511)	(450)	(61)	14%
Acquisition/Partnership Transactions and Other Items	1,679	1,904	(225)	(12)%
Employee Severance	512	364	148	41%
Sales Tax Expense (Income)	(1,088)	344	(1,432)	-416%

Adjusted EBITDA	$8,245	$19,770	$(11,525)	(58)%

Fiscal 2024 Compared to Fiscal 2023
Sales
Sales increased by approximately $24.5 million, or 9.5%, to $281.1 million for the fiscal year ended March 31, 2024, from approximately $256.6 million for the fiscal year ended March 31, 2023. The increase in sales for the fiscal year ended March 31, 2024 was due to incremental sales and membership fees from the acquisition of PetCareRx, partially offset by declines in PetMeds new customer and reorder sales.
We acquired approximately 302,000 new customers for the fiscal year ended March 31, 2024, compared to approximately 274,000 new customers for the same period in the prior year. The following chart illustrates sales by various sales classifications:

	Year Ended March 31,				Increase (Decrease)
Net Sales (In thousands)	2024	%	2023	%	$	%

Reorder sales	$246,977	87.9%	$232,380	90.6%	$14,597	6.3%
New order sales	24,304	8.6%	24,199	9.4%	105	0.4%
Membership fees	9,783	3.5%	—	—%	9,783	n/m
Total net sales	$281,064	100.0%	$256,579	100.0%	$24,485	9.5%
In July 2021 we launched AutoShip & Save subscription program (“AutoShip”) on our website. AutoShip is a convenient way for our loyal customer base to have future pet medication orders delivered directly to them without the need to place an order each time. During the quarter ended June 30, 2022 we made a change to the methodology on how we calculate the percentage of our revenue that was generated by our AutoShip program. We now report AutoShip sales, as a percent of sales, net of discounts and credits for the entire quarter. Previously, we reported AutoShip sales as a percent of total sales on the last month in the quarter. This change to the calculation resulted in a decrease to the AutoShip percentage that was previously reported by only a few percentage points. We believe that this change reflects a more accurate representation of our subscription business for stakeholders to gauge our performance.
We are encouraged by the adoption of our AutoShip program and have seen an increasingly positive trend since we launched this program. For example, our quarterly AutoShip percentage was 53.5% of net sales for the most recent quarter ended March 31, 2024, up from 44.4% of net sales for the same period last year and up from 52.2% of net sales sequentially in the prior quarter.
Going forward sales may be adversely affected due to increased competition and consumers giving more consideration to price. The changes in consumer behavior post pandemic makes future sales somewhat challenging to predict. No guarantees can be made that sales will continue to grow in the future.
Cost of sales
Cost of sales increased by approximately $16.6 million, or 8.9% to $202.4 million for the fiscal year ended March 31, 2024, from $185.8 million for the fiscal year ended March 31, 2023. The cost of sales increase can be directly related to the increase in sales during fiscal year 2024. As a percentage of sales, cost of sales was 72.0% in fiscal year 2024, as compared to 72.4% in fiscal 2023. The cost of sales percentage decrease was primarily due to higher profit margins driven by membership fees from the acquisition of PetCareRx.
Gross profit
Gross profit increased by approximately $7.9 million, or 11.2%, to $78.6 million for the fiscal year ended March 31, 2024, from $70.7 million for the fiscal year ended March 31, 2023. The increase in gross profit can be directly related to the increase in sales and and higher profit margins during fiscal 2024. Gross profit as a percentage of sales for fiscal 2024 was 28.0% compared to 27.6% for fiscal 2023. The gross profit and gross profit percentage increased for the fiscal year ended March 31, 2024 compared to the previous fiscal year.

General and administrative expenses
General and administrative expenses increased by approximately $13.5 million, or 32.4%, to $55.2 million for the fiscal year ended March 31, 2024, from $41.7 million for the fiscal year ended March 31, 2023. The increase in general and administrative expenses for the fiscal year ended March 31, 2024 was due to a $8.4 million increase in payroll expenses, of which $0.3 million is from increased stock compensation and $0.1 million from accrued severance, as well as a $0.7 million increase of professional fees, a $1.0 million increase of software and systems expense, and a $4.9 million increase of variable and other overhead expenses. The expense increases were partially attributed to the combination of PetCareRx. These increases were offset by $1.4 million related to sales tax settlements with states.. General and administrative expenses as a percentage of sales was 19.7% for the fiscal year ended March 31, 2024, compared to 16.3% for the fiscal year ended March 31, 2023.
Advertising expenses
Advertising expenses, which is net of manufacturer funded advertising COOP, increased by approximately $5.1 million to $24.5 million for the fiscal year ended March 31, 2024, from $19.4 million for the fiscal year ended March 31, 2023. This increase for the fiscal year ended March 31, 2024, can be mainly attributed to media spend related to PetCareRx, partially offset by increased advertising COOP. Advertising COOP increased by $1.5 million over the same period, of which $0.9 million of the increase can be attributed to the combination of PetCareRx. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $81 for the fiscal year ended March 31, 2024, compared to $71 for the fiscal year ended March 31, 2023, per the new definition of new customers. The increase to customer acquisition costs for the fiscal year ended March 31, 2024, the advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, spending, and price competition. Historically, the advertising environment fluctuates due to supply and demand. A more favorable advertising environment may positively impact future sales, whereas a less favorable advertising environment may negatively impact future sales. As a percentage of sales, advertising expense was 8.7% and 7.6% for the fiscal years ended March 31, 2024, and 2023, respectively.
Depreciation and amortization
Depreciation and amortization expense for the fiscal year ended March 31, 2024, increased to approximately $7.1 million from $3.5 million for the fiscal year ended March 31, 2023. This increase to depreciation and amortization expense for the fiscal year ended March 31, 2024 can be attributed to new property and equipment additions in fiscal 2024, as well as a $2.0 million amortization expense for the intangibles acquired from PetCareRx.
Other income
Other income increased by approximately $0.5 million, to $1.9 million for the fiscal year ended March 31, 2024, from $1.4 million for the fiscal year ended March 31, 2023. The increase was primarily related to additional interest income as a result of higher interest rates. Interest income may decrease in the future as we utilize our cash balances on future investments or partnerships, on our operating activities, enter a credit facility or if the current interest rate environment changes.
Provision for income taxes
For the fiscal years ended March 31, 2024 and 2023, we recorded an income tax provision of approximately $1.2 million and $2.3 million, respectively. The decrease to the income tax provision for fiscal 2024 is related to a decrease in operating income compared to fiscal 2023. The effective tax rate for the fiscal year ended March 31, 2024 was approximately (19.0)%, compared to approximately 31.0% for the fiscal year ended March 31, 2023. The pre-tax loss in fiscal 2024 caused unfavorable items to decrease the rate instead of increase it. The primary driver is related to the non-deductible executive compensation under Sec. 162(m). This limits deductions for compensation of covered executives to $1 million per individual.
Net income
Net (loss) income decreased by approximately $12.6 million, to a loss of approximately $7.5 million for the fiscal year ended March 31, 2024, from income of approximately $5.1 million for the fiscal year ended March 31, 2023. The decrease to net income was primarily related to increases in general and administrative expenses, and increased advertising expenses, partially offset by higher gross profit margins during the fiscal year.
Liquidity and Capital Resources
Our working capital at March 31, 2024 and 2023 was approximately $21.5 million and approximately $72.9 million, respectively. The $51.4 million decrease in working capital was primarily attributable to $36 million paid in fiscal year 2024 to acquire PetCareRx along with a decrease in income generated by operations and the use of cash to fund both the $5.3 million investments in the Vetster partnership and infrastructure and $4.5 million of property and equipment additions separate from the PetCareRx acquisition. Net cash provided by operating activities was $4.3 million and $27.8 million for the fiscal years ended March 31, 2024 and 2023, respectively. This change is primarily due to the loss from operations, partially offset by higher non-cash expenses combined with a net increase in accounts payable, and an increase in inventory separate from inventory acquired in the PetCareRx acquisition in the fiscal year ended March 31, 2024. Net cash used in investing activities was $40.7 million and $10.3 million for the fiscal years ended March 31, 2024 and 2023, respectively. This change in investing activities is related to the acquisition of PetCareRx, partially offset by lower investments in the Vetster partnership year-over-year. Net cash used in financing activities was $12.4 million and $24.5 million for the fiscal years ended March 31, 2024 and 2023, respectively, due to the payment of an aggregate $0.60 per share dividend in fiscal year 2024 and an aggregate $1.20 per share dividend in fiscal year 2023.
We have paid cash dividends quarterly from August 2009 to August 2023. On February 1, 2024, our Board of Directors elected to suspend the quarterly dividend indefinitely. This move is intended to focus use of the Company’s cash flow on growth initiatives and other higher return initiatives. The Board of Directors reviews and discusses the capital allocation needs of the Company, at a minimum, on a quarterly basis. The declaration and payment of future dividends is discretionary and will be subject to a determination by the Board of Directors. When considering whether to declare a dividend, our Board of Directors will take into account:

• General economic and business conditions;
• Our financial condition and operating results;
• Our available cash and current and anticipated cash needs;
• Our capital requirements;
• Strategic uses of cash for growth initiatives;
• Contractual, legal, tax and regulatory restrictions on the payment of dividends by us; and
• Such other factors as our Board of Directors may deem relevant.
On April 3, 2023, we closed on our acquisition of PetCareRx for aggregate cash consideration of approximately $36.0 million. At March 31, 2024 we had no material outstanding purchase or lease commitments. We are not currently bound by any long- or short-term agreements for the purchase or lease of property and equipment. Any material amounts expended for property and equipment would be the result of an increase in the capacity needed to adequately provide for any future increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Our primary source of working capital is cash from operations. We presently have no need for alternative sources of working capital and have no commitments.

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and cash equivalents. At March 31, 2024, we had $55.3 million in cash and cash equivalents, and the majority of our cash and cash equivalents generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and cash equivalents. It would also impact the market value of our cash and cash equivalents. Our cash and cash equivalents are subject to market risk, primarily interest rate and credit risk. Our cash and cash equivalents are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by maintaining cash in federally-insured bank deposit accounts and restricting cash equivalents to highly-liquid investments with a maturities of three months or less. We do not hold any derivative financial instruments that could expose us to significant market risk. At March 31, 2024, we had no debt obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PETMED EXPRESS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and the Board of Directors of PetMed Express, Inc. and subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PetMed Express, Inc. and its subsidiaries (the Company) as of March 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated June 13, 2024, expressed an opinion that the Company had not maintained effective internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Certain Identifiable Intangible Assets Acquired in a Business Combination
As described in Note 4 to the consolidated financial statements, on April 3, 2023, the Company acquired 100% of the issued and outstanding equity interests of PetCareRx for total consideration of $36.1 million. The transaction was accounted for as a business combination using the acquisition method of accounting. The fair values of intangible assets acquired consisted primarily of a trade name, customer relationships, and developed technology, which were estimated by applying various discounted cash flow models such as the relief from royalty rate for the trade name, the multi-period excess earnings method for the customer relationships, and the cost to replace method for the developed technology.

We identified valuation of certain identifiable intangible assets acquired in the business combination as a critical audit matter because of the significant assumptions management used in estimating their fair values. Auditing management’s assumptions used in the estimates of fair value, including projections of revenue and operating margins, and the selection of discount rates and a royalty rate, involved a high degree of auditor judgment and increased audit effort, including the use of our valuation specialists, due to the impact these assumptions have on the estimates of fair value.

Our audit procedures related to the Company’s identifiable intangible assets acquired in the business combination included the following, among others:

•We tested the reasonableness of management’s projections of revenue and operating margins, by comparing them to current industry and market trends, historical results of the acquired business and to other relevant factors.

•We utilized our valuation specialists to assist in the following procedures, among others:

–Evaluating the reasonableness of the discount rates and royalty rate by comparing the inputs used by management to publicly available market data.

–Evaluating the appropriateness of the valuation models used by management and testing their mathematical accuracy.

Goodwill Impairment Testing
As discussed in Notes 2 and 4 to the consolidated financial statements, the Company’s goodwill balance was $26.7 million as of March 31, 2024. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of its reporting unit to its carrying value. The Company determines the fair value of its reporting unit using a combination of an income (discounted cash flow) approach and the market approach. The determination of the fair value using the income approach requires management to make significant assumptions related to terminal value growth rates and weighted-average cost of capital. The determination of the fair value using the market approach requires management to make significant assumptions related to the selection of comparable publicly traded companies and cash flow multiples to determine the fair value.

We identified the Company’s annual goodwill impairment test as a critical audit matter because of the significant assumptions management used in its annual impairment test This required a high degree of auditor judgment and an increased extent of effort, including the need to include our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the terminal value growth rate, weighted-average cost of capital, comparable publicly traded companies, and cash flow multiples.

Our audit procedures related to the Company’s annual goodwill impairment test included the following, among others:

•We evaluated the appropriateness of the model used by management to determine the market capitalization of the Company’s reporting unit and tested its mathematical accuracy.

•We tested the underlying data, such as the number of shares and the quoted market prices used by management in its model for completeness and accuracy.

•With the assistance of our valuation specialists, we evaluated the reasonableness of the Company’s estimated fair value of its reporting unit by performing the following:

–Tested the accuracy of the market data referenced by management in determining the selected control premium by agreeing such market data to independently sourced information.

–We evaluated the terminal value growth rate and weighted-average cost of capital, including testing the underlying source information and the mathematical accuracy of the calculations, and developing ranges of independent estimates and comparing those to the terminal value growth rate and weighted-average cost of capital selected by management.

–We evaluated the selected comparable publicly traded companies and cash flow multiples, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to its comparable publicly traded companies.

/s/ RSM US LLP

We have served as the Company’s auditor since 2007.

Fort Lauderdale, Florida
June 13, 2024

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except for share and per share amounts)

	March 31, 2024	March 31, 2023
ASSETS

Current assets:
Cash and cash equivalents	$55,296	$104,086
Accounts receivable, less allowance for credit losses of $273 and $35, respectively	3,283	1,740
Inventories	28,556	19,023
Prepaid expenses and other current assets	6,325	4,719
Prepaid income taxes	188	863

Total current assets	93,648	130,431

Noncurrent assets:
Property and equipment, net	26,657	26,178
Intangible and other assets, net	16,503	5,860
Goodwill	26,658	—
Operating lease right-of-use assets, net	1,432	—
Deferred tax assets, net	4,986	5,009
Total noncurrent assets	76,236	37,047

Total assets	$169,884	$167,478

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$37,024	$25,208
Sales tax payable	25,012	26,113
Accrued expenses and other current liabilities	7,060	6,191
Current operating lease liabilities	459	—
Deferred revenue	2,603	—
Total current liabilities	72,158	57,512

Long-term operating lease liabilities	995	—

Total liabilities	73,153	57,512

Commitments and contingencies (Note 14)

Shareholders' equity:
Preferred stock, $.001 par value, 5,000 shares authorized; 3 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000 shares authorized; 21,149 and 21,084 shares issued and outstanding, respectively	21	21
Additional paid-in capital	25,146	18,277
Retained earnings	71,555	91,659

Total shareholders' equity	96,731	109,966

Total liabilities and shareholders' equity	$169,884	$167,478

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share amounts)

	Year Ended March 31,
	2024	2023	2022

Net sales	$281,064	$256,579	$272,282
Cost of sales	202,416	185,844	195,341

Gross profit	78,648	70,735	76,941

Operating expenses:
General and administrative	55,246	41,714	31,114
Advertising	24,508	19,424	18,799
Depreciation and amortization	7,056	3,546	2,738
Total operating expenses	86,810	64,684	52,651

(Loss) income from operations	(8,162)	6,051	24,290

Other income:
Interest income (expense), net	511	450	(1,131)
Other, net	1,378	944	1,026
Total other income (expense)	1,889	1,394	(105)

(Loss) Income before provision for income taxes	(6,273)	7,445	24,185

Provision for income taxes	1,191	2,305	5,469

Net (loss) income	$(7,464)	$5,140	$18,716

Net (loss) income per common share:
Basic	$(0.37)	$0.25	$0.93
Diluted	$(0.37)	$0.25	$0.92

Weighted average number of common shares outstanding:
Basic	20,395,959	20,274,786	20,175,930
Diluted	20,395,959	20,339,002	20,357,820

Cash dividends declared per common share	$0.60	$1.20	$1.20
See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended March 31, 2022, March 31, 2023, and March 31, 2024
(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amounts	Shares	Amounts

Balance, March 31, 2021	3	$9	20,269	$20	$7,111	$117,789	$124,929

Issuance of restricted stock, net	–	–	710	1	–	–	1

Share based compensation	–	–	–	–	4,549	–	4,549

Dividends declared	–	–	–	–	–	(24,745)	(24,745)

Net income	–	–	–	–	–	18,716	18,716

Balance, March 31, 2022	3	9	20,979	21	11,660	111,760	123,450

Issuance of restricted stock, net	–	–	105	–	–	–	–

Share based compensation	–	–	–	–	6,617	–	6,617

Dividends declared	–	–	–	–	–	(25,241)	(25,241)

Net income	–	–	–	–	–	5,140	5,140

Balance, March 31, 2023	3	9	21,084	21	18,277	91,659	109,966

Issuance of restricted stock, net	–	–	64	–	–	–	–

Share based compensation	–	–	–	–	6,869	–	6,869

Dividends declared	–	–	–	–	–	(12,640)	(12,640)

Net loss	–	–	–	–	–	(7,464)	(7,464)

Balance, March 31, 2024	3	$9	21,148	$21	$25,146	$71,555	$96,731
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended March 31,
	2024	2023	2022
Cash flows from operating activities:
Net (loss) income	$(7,464)	$5,140	$18,716
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7,056	3,546	2,738
Share based compensation	6,869	6,617	4,549
Deferred income taxes	292	(1,630)	(846)
Bad debt expense	324	214	165
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Accounts receivable	(1,742)	(41)	509
Inventories	(6,417)	13,432	1,965
Prepaid income taxes	675	(182)	278
Prepaid expenses and other current assets	(185)	147	(363)
Operating lease right-of-use assets, net	788	—	—
Accounts payable	6,102	(2,292)	(12,048)
Sales tax payable	(1,101)	1,956	2,928
Accrued expenses and other current liabilities	276	896	(93)
Operating lease liabilities	(766)	—	—
Deferred revenue	(390)	—	—
Net cash provided by operating activities	4,317	27,803	18,498

Cash flows from investing activities:
Purchase of minority interest investment in Vetster	(300)	(5,000)	—
Acquisition of PetCareRx, net of cash acquired	(35,859)	—	—
Purchases of property and equipment	(4,511)	(5,260)	(1,752)
Net cash used in investing activities	(40,670)	(10,260)	(1,752)

Cash flows from financing activities:
Dividends paid	(12,437)	(24,537)	(24,384)
Net cash used in financing activities	(12,437)	(24,537)	(24,384)

Net decrease in cash and cash equivalents	(48,790)	(6,994)	(7,638)

Cash and cash equivalents, at beginning of fiscal year	104,086	111,080	118,718

Cash and cash equivalents, at end of fiscal year	$55,296	$104,086	$111,080

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$130	$4,312	$6,085

Dividends payable in accrued expenses	$1,466	$1,262	$558

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)    Restatement of Previously Issued Financial Statements

In the third quarter of fiscal year 2024, we reviewed the accounting treatment related to previously reported sales tax accruals as well as the accounting treatment related to the valuation of the deferred tax asset associated with our acquisition of PetCareRx in April 2023. As a result of this review, management determined that we incorrectly applied United States Generally Accepted Accounting Principles (U.S. GAAP) as it relates to the sales tax liability and improperly valued the deferred tax asset and goodwill included in our consolidated financial statements.

We corrected the misstatements relating to sales tax accruals by recording sales tax accruals as of the end of each of the affected periods using a legal liability approach under Accounting Standards Codification Topic 405, Liabilities. The restated sales tax accrual amounts assume that (i) customers who have not yet provided certificates or other documentation of exemption from sales tax are taxable, (ii) total potential interest and penalty assessments may be imposed, and (iii) we will not receive waivers of interest and penalties or other benefits under agreements we may obtain with jurisdictions from our outreach with voluntary disclosures. We will continue to accrue interest on any outstanding liabilities until the voluntary disclosure agreements are settled. These accrual amounts have been, and will continue to be, adjusted in future periods as and if we obtain any waivers of interest and penalties or other benefits from our voluntary disclosures and as and if we obtain additional documentation from customers supporting exemption from sales tax.

In addition, we have corrected misstatements relating to the deferred tax asset we recognized in connection with our acquisition of PetCareRx on April 3, 2023. In the accounting for that acquisition, it was determined that we incorrectly valued deferred tax assets associated with loss carryforwards of PetCareRx under section 382 of the Internal Revenue Code. As a result of this error, we recorded a decrease in the amount of our deferred tax assets and a corresponding increase in the amount of goodwill in each of the affected periods.

The misstatements that appeared in our previously issued financial statements were material, and we also corrected other immaterial errors.

As described in additional detail in the Explanatory Note in our Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended March 31, 2023, originally filed with the SEC on May 23, 2023, we restated our audited consolidated financial statements as of and for the years ended March 31, 2023, 2022 and 2021, as well as our unaudited condensed consolidated quarterly financial information for the quarterly periods within the fiscal years ended March 31, 2023 and 2022, to reflect the correction of the misstatements relating to sales tax accruals and other immaterial adjustments, and to make corresponding disclosures. We also filed with the SEC (i) an Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the three months ended June 30, 2023, originally filed with the SEC on August 2, 2023, to restate our unaudited condensed consolidated financial statements as of and for the three months ended June 30, 2023 and 2022 and (ii) an Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the three months ended September 30, 2023, originally filed with the SEC on October 31, 2023, to restate our unaudited condensed consolidated financial statements as of and for the three and six months ended September 30, 2023 and 2022, in each case to reflect the correction of the misstatements relating to sales tax accruals and the valuation of deferred tax assets associated with our acquisition of PetCareRx in April 2023.

The restated prior-year results are reflected in the consolidated financial results disclosed within this Annual Report on Form 10-K.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2)    Summary of Significant Accounting Policies
Organization
PetMed Express, Inc. and subsidiaries, d/b/a PetMeds® (collectively, the "Company"), is a leading nationwide direct-to-consumer pet pharmacy and online provider of prescription and non-prescription medications, food, supplements, supplies and vet services for dogs, cats, and horses. The Company markets and sells directly to consumers through its websites, toll-free numbers, and mobile application. The Company offers consumers an attractive alternative for obtaining pet medications, foods, and supplies in terms of convenience, price, speed of delivery, and valued customer service.
Founded in 1996, the Company's executive headquarters offices are currently located in Delray Beach, Florida. The Company has a March 31 fiscal year and references herein to fiscal 2024, 2023, or 2022 refer to the Company's fiscal years ended March 31, 2024, 2023, and 2022, respectively.
Principles of Consolidation
The Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and include PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2024 and 2023 consisted of the Company’s cash accounts and money market accounts with a maturity of three months or less. The carrying amount of cash equivalents approximates fair value. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2)    Summary of Significant Accounting Policies
Inventories
Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or net realizable value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. The inventory reserve was approximately $72 thousand and $48 thousand at March 31, 2024 and 2023, respectively.
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
Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is not amortized but instead is tested for impairment annually on January 1, or more frequently if events or changes in circumstances indicate goodwill might be impaired. When testing goodwill for impairment, the Company has the option to choose whether it will apply a qualitative assessment first and then a quantitative assessment, if necessary, or to apply the quantitative assessment directly. The Company has concluded that it has one reporting unit and has assigned the entire balance of goodwill to this reporting unit

The Company performed its annual goodwill impairment testing as of January 1, 2024 using a quantitative assessment and at that time concluded there was no impairment. Since then, the Company’s stock price decreased from $7.56 at December 31, 2023 to $4.79 at March 31, 2024. The Company considered the decrease in its stock price to be indicative of a risk that the carrying amount of goodwill may not be recoverable. Therefore, the Company performed a quantitative impairment assessment as of March 31, 2024.

Based on the assessment, the Company concluded that goodwill was not impaired because the estimated fair value of the reporting unit exceeded its carrying value by approximately 27%. We estimated fair value using discounted cash flow and public company market approaches with a 70% and 30% weighting, respectively. A key assumption under the cash flow approach was a 27% weighted average cost of capital. A key assumption under the public company market approach was a 10% control premium.
Intangible Assets
The Company acquired definite-lived intangible assets in the acquisition (see Note 4) that will be amortized based on their estimated useful lives in accordance with ASC Topic 350 (“Goodwill and Other Intangible Assets”). These definite-lived intangible assets are being amortized over periods ranging from three to seven years. Acquired trade name is not being amortized and is subject to an annual review for impairment consistent with the existing intangible assets in fiscal 2024. Following the Company's annual impairment testing in fiscal 2024, it concluded there was no impairment of its intangible assets.
Other Assets
Other assets consist of the initial minority interest investment in Vetster. Details can be found in Note 16 below.
Fair Value of Financial Instruments
The carrying amounts of the Company's cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2)    Summary of Significant Accounting Policies
Advertising
The Company's advertising expense consists primarily of Internet marketing and direct mail/print, . Internet costs are expensed in the month incurred and direct mail/print advertising costs are expensed when the related catalogs, brochures, and postcards are produced, distributed, or superseded.
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
Approximately 48% of our Delray Beach property, or approximately 88,000 square feet was leased to two tenants. At March 31, 2024, the leases with these two tenants had a remaining weighted average lease term of one year. The Company recorded approximately $1.2 million , $0.7 million and $0.7 million in rental revenue in fiscal 2024, 2023 and 2022, respectively, which was included in other income. In 2024, the Company recorded $0.5 million of rental revenue associated with a PetCareRx lease which expired in April 2024. The Company expects to receive the following future lease payments, under the current lease agreements, over the next five years: $617 thousand in fiscal 2025; $112 thousand in fiscal 2026, and $0 thousand in fiscal 2027, 2028 and 2029. As of March 31, 2024, both leases were being negotiated.
Comprehensive Income
The Company applies ASC Topic 220 (“Reporting Comprehensive Income”) which requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. For the fiscal years ended March 31, 2024, 2023 and 2022, the Company had no components of comprehensive income and therefore does not report comprehensive income or Consolidated Statements of Comprehensive Income.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2)    Summary of Significant Accounting Policies
recognized in the Consolidated Financial Statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.
The Company applies “Accounting for Uncertainty in Income Taxes” guidance to all tax positions for which the statute of limitations remains open. The Company had no liabilities for uncertain tax positions for either fiscal 2024 or fiscal 2023. The Company files tax returns in the U.S. federal jurisdiction and Florida, Arizona, California, Connecticut, Idaho, Maryland, Michigan, Oklahoma, South Carolina, Virginia, Wisconsin, New Jersey, Georgia, Indiana, New York and the District of Columbia. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years ending March 31, 2020, or earlier. Any interest and penalties related to income taxes will be recorded to other income (expenses).
Business Concentrations
The Company purchases its products from a variety of sources, including certain manufacturers, domestic distributors, and wholesalers. We have multiple suppliers for each of our product lines to obtain the lowest cost. There were seven and six suppliers from which we purchased approximately 78% and 69% of all products in fiscal 2024 and 2023, respectively.
Accounting for Share Based Compensation
The Company records compensation expense associated with restricted stock in accordance with ASC Topic 718 (“Share Based Payments”). The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of general and administrative expenses.
Recent Accounting Pronouncements
The Company does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3) Revenue Recognition
In accordance with ASC Topic 606 ("Revenue from Contracts with Customers"), the Company generates revenue by selling prescription and non-prescription pet medication products, pet food, supplements, supplies, membership fees, and veterinary services. Certain pet supplies offered on the Company’s website are drop shipped to customers. The Company considers itself the principal in the arrangement because the Company controls the specified good before it is transferred to the customer. Revenue contracts contain one performance obligation, which is delivery of the product. Customer care and support is deemed not to be a material right to the contract. The transaction price is adjusted at the date of sale for any applicable sales discounts and an estimate of product returns, which are based on historical patterns, however this is not considered a key judgment. Revenue is recognized when control transfers to the customer at the point in time at which the shipment of the product occurs. This key judgment is determined as the shipping point, which represents the point in time when the Company has a present right to payment, title has transferred to the customer, and the customer has assumed the risks and rewards of ownership. Virtually all the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize the accounts receivable balances relative to sales. Revenue is recorded net of sales tax, discounts and return allowances. Return allowances are estimated using historical experience and not material.
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
Membership fees represent the amounts recognized periodically from two membership models. The first is the PetPlus membership for PetCareRx customers, the second is a partner membership provided through PetCareRx. These memberships provide discounted pricing, free standard shipping, veterinary telehealth services and local Caremark Pharmacy prescription pickup which represent a single stand-ready performance obligation to provide these benefits. The PetPlus membership fee is an upfront annual charge and automatically renews one year from the initial enrollment date. The Company recognizes the revenue ratably over the term of the PetPlus membership which is generally one year. As shown in the following table, under the PetPlus program, the Company recognized $7.0 million deferred annual membership fees in the twelve months ended March 31, 2024, and had $2.6 million of deferred revenue as of the year ended March 31, 2024.

( amounts in millions)
Deferred revenue, March 31, 2023	$–
Deferred revenue acquired with PetCareRx	3.0
Deferred memberships fees received	6.6
Deferred membership fee revenue recognized	(7.0)
Deferred revenue, March 31, 2024	2.6
In addition to annual membership fees earned under the PetPlus program, the Company also earns membership fees on a month-to-month basis under its PetCareRx partner membership program. For the twelve months ended March 31, 2024, membership fees earned under the partner program were $2.8 million.
The Company has no material contract asset or liability balances at March 31, 2024 and March 31, 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company disaggregates sales in the following two categories: reorder sales vs new order sales vs membership fees. The following table illustrates sales by various classifications:

	Year Ended March 31,				Increase (Decrease)
Net Sales (In thousands)	2024	%	2023	%	$	%

Reorder sales	$246,977	87.9%	$232,380	90.6%	$14,597	6.3%
New order sales	$24,304	8.6%	$24,199	9.4%	$105	0.4%
Membership fees	$9,783	3.5%	$—	—%	$9,783	n/m

Total net sales	$281,064	100.0%	$256,579	100.0%	$24,485	9.5%

	Year Ended March 31,				Increase (Decrease)
Net Sales (In thousands)	2023	%	2022	%	$	%

Reorder sales	$232,380	90.6%	$243,490	89.4%	$(11,110)	(4.6)%
New order sales	$24,199	9.4%	$28,792	10.6%	$(4,593)	(16.0)%

Total net sales	$256,579	100.0%	$272,282	100.0%	$(15,703)	(5.8)%
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
The Company maintains an allowance for credit losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card chargebacks or insufficient funds checks. The Company determines its estimates of the uncollectability of accounts receivable by analyzing historical bad debts and current economic trends in compliance with the provisions of ASC Topic 326 ("Financial Instruments - Credit Losses"). The allowance for credit losses was approximately $273 thousand and $35 thousand at March 31, 2024 and March 31, 2023, respectively.

(4) Acquisition

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

The acquisition of PetCareRx allowed the Company to significantly expand its product catalog, most notably in non-medication products, including food. In addition, PetCareRx brings increased distribution capability and experience, geographic diversity, technology enhancements, additional vendor relationships and a long-tenured and experienced staff.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

As a result of the acquisition, the Company performed an Internal Revenue Code Section 382 analysis to determine if the net operating losses carried forward will have a utilization limitation. Refer to Note 9 for further discussion.

The table below outlines the purchase price allocation of the purchase for PetCareRx to the acquired identifiable assets, liabilities assumed and goodwill (in thousands):

Cash and cash equivalents	$220
Accounts receivable, net	125
Other receivables	506
Inventory	3,116
Other current assets	835
Property and equipment	1,065
Deferred tax assets, net	270
Goodwill	26,657
Intangible assets, net	12,300
Right of use assets	2,220
Other assets	80
Total assets	47,394
Accounts payable	5,713
Accrued liabilities	131
Deferred revenue	2,993
Other current liabilities	258
Operating lease liabilities	2,220
Total liabilities	11,315
Total purchase consideration	$36,079

The Company incurred a total of $1.7 million in acquisition related costs that were expensed as incurred and recorded in general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations, of which $0.5 million was recorded in fiscal year 2023, and $1.2 million was recorded for the twelve months ended March 31, 2024. These costs include banking, legal, accounting, and consulting fees related to the acquisition.

Supplemental Pro Forma Information (As Restated)

The supplemental pro forma financial information presented below is for illustrative purposes only, does not include the pro forma adjustments that would be required under Regulation S-X of the Exchange Act for pro forma financial information, is not necessarily indicative of the financial position or results of operations that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
would have been realized if the PetCareRx acquisition had been completed on April 1, 2022, does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position. The pro forma adjustments are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances.

The supplemental pro forma financial information reflects pro forma adjustments to present the combined pro forma results of operations as if the PetCareRx acquisition had occurred on April 1, 2021 to give effect to certain events that the Company believes to be directly attributable to the acquisition. These pro forma adjustments primarily include:
a.A decrease in depreciation expense that would have been recognized due to acquired identifiable fixed assets;
b.A decrease in amortization expense that would have been recognized due to acquired identifiable intangible assets; and
c.A decrease in payroll costs and benefits.

The supplemental pro forma financial information for the prior period twelve months ended March 31, 2023 and 2022 is as follows (in thousands):

	Twelve Months Ended March 31, 2023	Twelve Months Ended March 31, 2022
	(unaudited)	(unaudited)
Revenue	$300,230	$311,480
Net (loss) income	(261)	13,613

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(5)    Property and Equipment, Net
Major classifications of property and equipment consist of the following (in thousands):

	March 31,
	2024	2023

Building	$14,999	$14,997
Land	3,700	3,700
Building Improvements	4,511	3,917
Computer Software	14,246	9,391
Furniture, fixtures and equipment	9,329	9,404
	46,785	41,409
Less: accumulated depreciation	(20,128)	(15,231)

Property and equipment, net	$26,657	$26,178
Depreciation expense was $5.1 million, $3.5 million and $2.7 million for the twelve months ended March 31, 2024, 2023 and 2022, respectively.
The Company evaluated its tangible property and equipment for indicators of impairment as of March 31, 2024 and concluded that no impairment existed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6: Intangible and Other Assets, Net

Intangible assets and other assets, net consisted of the following (in thousands):

	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
March 31, 2024
Intangible Assets
Toll-free telephone number	Indefinite	$375	$—	$375	Indefinite
Internet domain names	Indefinite	485	$—	485	Indefinite
Trade Names - PetCareRx	Indefinite	2,600	$—	2,600	Indefinite
Customer Relationships -PetCareRx	7 years	6,700	(957)	5,743	6.25
Developed Technology - PetCareRx	3 years	3,000	(1,000)	2,000	2.25
		$13,160	$(1,957)	$11,203
Other Assets
Minority interest investment in Vetster	N/A	5,300	—	5,300	N/A

Balance March 31, 2024		$18,460	$(1,957)	$16,503

March 31, 2023
Intangible Assets
Toll-free telephone number	Indefinite	$375	$—	$375	Indefinite
Internet domain names	Indefinite	485	$—	485	Indefinite
Balance March 31, 2023		$860	$—	$860

Other Assets
Minority interest investment in Vetster	N/A	$5,000	$—	$5,000	N/A
Balance March 31, 2023		$5,860	$—	$5,860

The Company evaluated its intangible assets for indicators of impairment as of March 31, 2024 and concluded that no impairment existed.

Amortization expense for intangible assets was $2.0 million for the twelve months ended March 31, 2024 and zero for the twelve months ended March 31, 2023 and 2022, respectively. The indefinite life intangibles are not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
being amortized and are subject to an annual review for impairment in accordance with the ASC Topic 350 (“Goodwill and Other Intangible Assets”).

The following table summarizes expected amortization of our intangible assets at March 31, 2024 (in thousands):

Year Ending March 31,
2025	$1,957
2026	1,957
2027	957
2028	957
2029	957
Thereafter	957
Total	$7,743

On April 19, 2022, the Company engaged in a three-year partnership agreement with Vetster Inc. (“Vetster”), a Canadian veterinary telehealth company. The Company also purchased a 5% minority interest in Vetster in the amount of $5.0 million and received warrants for additional equity in Vetster, which are tied to future performance milestones. Under the terms of the agreement, the Company became the exclusive e-commerce provider for Vetster, and Vetster became the exclusive provider of telehealth and telemedicine services to the Company. The minority interest investment is being valued on the cost basis and the investment will be evaluated periodically for any impairment. On October 3, 2023, the Company purchased additional shares in Vetster in the amount of $0.3 million. This increased the minority interest investment to $5.3 million. Following this round, the Company’s minority ownership changed to approximately 4.8% of Vetster’s outstanding shares. The minority interest investment is being valued on the cost basis. At March 31, 2024, we evaluated the investment in accordance with ASC Topic 321 (Accounting for Equity Interests) and determined it was not impaired.
Under the terms of the agreement, Vetster earns from 10% to 20% of revenue generated from its customers on orders fulfilled by the Company. For the years ended March 31, 2024 and 2023, the Company earned approximately $0.8 million and $0.4 million in net sales for orders placed through Vetster and incurred fees to Vetster of approximately $153 thousand and $80 thousand, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(7)    Accrued Expenses and Other Current Liabilities
Major classifications of accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,
	2024	2023

Accrued credit card fees	397	401
Accrued salaries and benefits	1,530	1,564
Accrued merchandise credits / reward program	1,849	1,660
Accrued professional expenses	222	559
Accrued sales return allowance	318	221
Accrued dividends payable	1,466	1,262
Accrued real estate taxes	142	118
Other accrued liabilities	1,136	406

Accrued expenses and other current liabilities	$7,060	$6,191

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(8) Leases
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
The Company's operating leases are included in operating lease right-of-use assets, other current liabilities, and operating lease liabilities on the accompanying Consolidated Balance Sheets.
Discount Rate and Lease Term
As of March 31, 2024, the weighted average remaining lease term and discount rate for the Company’s operating leases were 3 years and 3.6%, respectively. As the rate implicit in the lease is generally not readily determinable for the Company’s operating leases, the Company uses its estimated incremental borrowing rate based on the information available at the date of acquisition, April 3, 2023, in determining the present value of future payments.
Lease Costs and Activity
The Company’s lease costs as recorded in the general and administrative costs and activity for the twelve months ended March 31, 2024 are as follows (in thousands):

Lease cost	Twelve months ended March 31, 2024
Operating lease cost - fixed	$853
Operating lease costs - variable	65
Total lease cost	$918
Supplemental cash flow information for the twelve months ended March 31, 2024 are as follows (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Twelve months ended March 31, 2024
Cash paid for the amounts included in the measurement of operating lease liabilities	$832
Right-of-use assets obtained in exchange for new operating lease liabilities as a result of acquisition	$2,220
Maturity of Lease Liabilities
The maturity of the Company’s lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2024 were as follows (in thousands):

March 31, 2024
2025	501
2026	488
2027	502
2028	42
Total lease payments	1,533
Less: Imputed Interest	(79)
Present value of lease liabilities	$1,454

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9)    Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	March 31,
	2024	2023
Deferred tax assets:
Accrued sales tax liability	$5,126	$5,910
Other accrued expenses	225	—
Deferred stock compensation	680	1,605
Deferred revenue	31	—
Bad debt and inventory reserves	440	21
Capitalized research and development costs	317	—
Lease liabilities	376	—
Net operating loss carryforward	3,001	—
Total deferred tax assets	10,195	7,536

Deferred tax liabilities:
Tax accounting method change	(541)	—
Intangible assets	(2,627)	—
Property and equipment	(1,041)	(2,527)
Right of use assets	(376)	—
Total deferred tax liabilities	(4,585)	(2,527)

Valuation allowance	(624)	—

Total net deferred tax assets	$4,986	$5,009
At March 31, 2024, the Company had $11.3 million of federal net operating loss carryforwards which begin to expire in fiscal 2024. The Company also had $9.0 million in state net operating loss carryforwards which begin to expire in fiscal 2026. In fiscal 2024 the Company acquired PetCareRx, a loss corporation. The tax attributes acquired are subject to Internal Revenue Code Section 382 which limits the utilization annually. The Company has determined the utilization of the state loss carryforwards is not likely to be realized. As a result, the Company has recorded a valuation allowance of $0.6 million for the tax effected value of these state losses. Outlined below are the tax attributes acquired and the balances remaining as of March 31, 2024 (in thousands).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9)    Income Taxes (Continued)

PetCareRx Tax Attributes Acquired	Total	Sec. 382 limited utilization	Attributes for which a deferred tax asset is recorded	Expiration
Federal net operating losses - limited carryover	85,454	83,300	2,154	Beginning in FY 2024
Federal net operating losses - unlimited carryover	10,501	—	10,501	None
Disallowed business interest expense carryover	1,855	—	1,855	None
State net operating losses	11,040	2,066	8,974	Beginning in FY 2026

Tax Attribute as of March 31, 2024	Total	Sec. 382 limited utilization	Attributes for which a deferred tax asset is recorded	Expiration
Federal net operating losses - limited carryover	84,114	83,300	814	Beginning in FY 2025
Federal net operating losses - unlimited carryover	10,501	—	10,501	None
Disallowed business interest expense carryover	—	—	0	None
State net operating losses	11,040	2,066	8,974	Beginning in FY 2026
The components of the income tax provision consist of the following (in thousands):

	Year Ended March 31,
	2024	2023	2022

Current taxes
Federal	$490	$2,623	$5,802
State	408	1,312	514
Total current income tax provision	898	3,934	6,316

Deferred income tax provision (benefit)
Federal	412	(453)	(778)
State	(119)	(1,176)	(69)
Total deferred taxes	293	(1,629)	(847)

Total income tax provision	$1,191	$2,305	$5,469

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9)    Income Taxes (Continued)
The reconciliation of income tax provision computed at the U.S. federal statutory tax rates to income tax expense is as follows (in thousands):

	Year Ended March 31,
	2024	2023	2022

Income taxes at federal statutory rates	$(1,317)	$1,564	$5,078
State income taxes, net of federal tax benefit	304	107	428
Non-deductible executive compensation	1,771	—	—
Other permanent differences	105	340	116
Restricted stock shortfall adjustment	281	171	31
Deferred tax adjustments	47	—	—
Other	—	124	(184)

Total income tax provision	$1,191	$2,305	$5,469
In fiscal 2024, the Company recognized non-deductible executive stock compensation of approximately $1.8 million. This includes adjusting the deferred tax assets by a cumulative $1.0 million to account for future limitations under Sec. 162(m). This limits deductions for compensation of covered executives to $1.0 million per individual. In fiscal 2023, the Company recognized a stock compensation shortfall charge of approximately $171 thousand, and recognized a one-time charge of approximately $124 thousand, related to a return to provision true up from the fiscal 2022 income tax provision. In fiscal 2022, the Company recognized a stock compensation shortfall charge of approximately $31 thousand, and recognized a one-time benefit of approximately $184 thousand, related to a return to provision true up from the fiscal 2021 income tax provision.
The differences between the effective income tax rate and the statutory U.S. federal income tax rate are as follows:

	Year Ended March 31,
	2024	2023	2022

Federal rate on income before taxes	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	(4.9)%	1.4%	1.8%
Non-deductible executive compensation	(28.2)%	—%	—%
Other permanent differences	(1.7)%	4.6%	0.5%
Restricted stock shortfall adjustment	(4.5)%	2.3%	0.1%
Deferred tax adjustments	(0.8)%	—%	—%
Other	—%	1.7%	(0.8)%

Total Effective Tax Rate	(19.0)%	31.0%	22.6%
The pre-tax loss in fiscal 2024 caused unfavorable items to decrease the rate instead of increase it. The primary driver is related to the non-deductible executive compensation. The primary drivers for the increase in effective tax rate for the fiscal 2023 is due to the recognition of permanent differences related to one-time acquisition costs and a non-deductible portion of restricted stock compensation.

(10)    Shareholders’ Equity
Preferred Stock
In April 1998, the Company issued 250,000 shares of its $.001 par value preferred stock at a price of $4.00 per share, less issuance costs of $112 thousand. Each share of the preferred stock is convertible into approximately 4.05 shares of common stock at the election of the shareholder. The shares have a liquidation value of $4.00 per share and may pay dividends at the sole discretion of the Company. The Company does not anticipate paying dividends to the preferred shareholders in the foreseeable future. Each share of preferred stock is entitled to one vote on all matters submitted to a vote of shareholders of the Company. At March 31, 2024 and 2023, 2,500 shares of the convertible preferred stock remained unconverted and outstanding.
Dividends
The declaration and payment of future dividends is discretionary and will be subject to a determination by the Board of Directors each quarter following its review of the Company’s financial performance. During fiscal 2024, our Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount (In thousands)	Payment Date

May 22, 2023	$0.30	June 6, 2023	$6,352	June 12, 2023
July 31, 2023	$0.30	August 14, 2023	$6,344	August 18, 2023
(11)    Restricted Stock
In July 2015, the Company’s 2015 Outside Director Equity Compensation Restricted Stock Plan (“2015 Director Plan”) became effective upon the approval of the plan by the Company’s shareholders. The 2015 Director Plan authorized 400,000 shares of the Company's common stock available for issuance under the plan and provides for an automatic increase every year in the amount of shares available for issuance under the plan of 10% of the shares authorized under the plan. In July 2016, the Company’s 2016 Employee Equity Compensation Restricted Stock Plan (“2016 Employee Plan”) became effective upon the approval of the plan by the Company’s shareholders. The 2016 Employee Plan authorized 1,000,000 shares of the Company's Common stock available for issuance under the plan. In July 2022, the Company’s 2022 Employee Equity Compensation Restricted Stock Plan (“2022 Employee Plan”) became effective upon the approval of the plan by the Company’s shareholders. The 2022 Employee Plan replaced the 2016 Employee Plan, and as of April 2023 no further awards were granted, or will be granted, under the 2016 Employee Plan. The 2022 Employee Plan authorized 1,000,000 shares of the Company's common stock available for issuance.The value of the restricted stock is determined based on the market value of the stock at the issuance date. The restriction period or forfeiture period is determined by the Company’s Compensation and Human Capital Committee and is to be no less than 1 year and no more than ten years unless otherwise specified by the Compensation and Human Capital Committee.
The Company records compensation expense associated with restricted stock in accordance with ASC Topic 718 (“Share Based Payments”) (ASU 2016-09). At March 31, 2024, the Company had 957,260 common shares issued under the 2016 Employee Plan, 255,251 common shares issued under the 2015 Director Plan and 149,488 common shares issued under the 2022 Employee Plan. As of March 31, 2024, all shares in the 2022 Employee Plan, 2016 Employee Plan and 2015 Director Plan were issued subject to a restriction or forfeiture or vesting period that lapses ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over a one to three-year restriction period, with the exception of performance restricted shares which were issued to the Company's former Chief Executive Officer and the Company's Chief Financial Officer.
In August 2021, the Company issued 90,000 restricted shares and 510,000 performance restricted shares to the Company’s former CEO, in accordance with the former CEO’s employment agreement, under the 2016 Employee Plan. The performance restricted shares were based on achieving absolute stock hurdles within the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(11)    Restricted Stock (Continued)
three-year period from the grant date. If the shares met the absolute stock price hurdle, they would have only been released from restrictions on the third anniversary of the date of grant. As of March 31, 2024, none of the performance stock hurdles were met, and subsequent to March 31, 2024 the performance restricted shares were forfeited and cancelled as a result of the former CEO's cessation of employment with the Company.
In August 2022, the Company issued 13,000 restricted shares and 3,000 performance restricted shares to the Company's CFO, in accordance with the CFO's employment agreement, under the 2016 Employee Plan. One-third of the restricted shares will vest on each of the first three anniversaries of the date of grant, subject to the CFO’s continued employment with the Company through the applicable vesting date, with any unvested RSUs being forfeited upon the CFO ceasing to be an employee of the Company. The performance restricted shares were based on the attainment of performance criteria equally weighted between adjusted EBITDA and revenue, and on June 8, 2023 the Company determined that the performance criteria was not attained over the applicable performance period and the performance restricted shares were forfeited.
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

Subsequent to March 31, 2024, 3,917 of the RSUs granted in June 2023 and all PSUs granted granted in June 2023 were forfeited and cancelled in connection with the CFO's Transition and Separation Agreement - see Note 16, Subsequent Events.
For the fiscal years ended March 31, 2024, 2023, and 2022, the Company recognized compensation expense related to the 2016 and 2022 Employee Plan and the 2015 Director Plan of $6.9 million, $6.6 million, and $4.5 million, respectively. All stock-based compensation expense is recognized as a payroll-related expense and it is included within the general and administrative expenses line item within the Company’s Consolidated Statements of (Loss) Income, and the offset is included in the additional paid-in capital line item of the Company’s Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(11)    Restricted Stock (Continued)
Restricted Stock Awards
For the year ended March 31, 2024, restricted stock award ("RSA") activity under the Plans was as follows:

	2016 Employee Plan Number of Shares	2015 Director Plan Number of Shares	2022 Employee Plan Number of Shares	All Plans Number of Shares

Non-vested restricted stock outstanding at March 31, 2023	684,200	68,629	0	752,829
Granted and issued	12,400	1,623	89,742	103,765
Vested	(76,343)	(29,418)	(8,332)	(114,093)
Forfeited	(14,914)	(17,127)	(7,334)	(39,375)
Non-vested restricted stock outstanding at March 31, 2024	605,343	23,707	74,076	703,126
At March 31, 2024 and 2023, there were 703,126 and 752,829, restricted shares subject to restriction and forfeiture outstanding, respectively. During the fiscal years ended March 31, 2024 and 2023, the Company released from restrictions, net of forfeitures, 64,390 and 99,390 restricted shares, respectively. The weighted-average grant date fair value of restricted shares was $14.75 and $21.57 for fiscal years 2024 and 2023, respectively. The total fair value of restricted shares released from restrictions was $1.4 million and $2.4 million for fiscal years 2024 and 2023, respectively. At March 31, 2024 and 2023, there were $3.2 million and $9.1 million of unrecognized compensation costs related to the restricted stock subject to restriction and forfeiture awards, respectively, which is expected to be recognized over the remaining weighted average restriction and forfeiture period of 7 months and 1.6 years for fiscal 2024 and 2023, respectively.
Restricted Stock Units
The Company first granted restricted stock units ("RSUs") in the year ended March 31, 2024. The fair value assigned to RSUs is the market price of the Company’s stock on the grant date. The vesting period for employees and members of the Board of Directors ranges from one to three years.

For the year ended March 31, 2024, RSU activity under the Plans was as follows:

	RSUs	Weighted-Average Grant Date Fair Value Per RSU
Non-vested RSUs outstanding at March 31, 2023	–	$–
Granted	88,880	$12.78
Vested and issued	–	$–
Forfeited	(3,800)	$13.35
Non-vested RSUs outstanding at March 31, 2024	85,080	$12.75

The total grant-date fair value of RSUs granted during the twelve months ended March 31, 2024 and 2023 was $1.1 million and zero, respectively. For the twelve months ended March 31, 2024 and 2023, the Company recorded stock-based compensation related to RSUs of $0.3 million and zero, respectively. At March 31, 2024 and 2023, there were $0.8 million and zero of unrecognized compensation costs related to RSUs subject to restriction and forfeiture awards, respectively, which is expected to be recognized over the remaining weighted average restriction and forfeiture period of 2.3 years and 0 years for fiscal 2024 and 2023, respectively.
Performance Stock Units

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(11)    Restricted Stock (Continued)
The Company first granted performance stock units ("PSUs") in the year ended March 31, 2024. The fair value assigned to PSUs is determined using the market price of the Company’s stock on the grant date for awards with a performance condition, and by using a Monte Carlo simulation for awards with a market condition. Existing PSUs with a performance condition vest over one year. Existing PSUs with a market condition vest over three years. Stock-based compensation costs associated with PSUs with a performance condition are re-assessed each reporting period based upon the estimated performance attainment on the reporting date until the performance conditions are met. The ultimate number of shares of common stock that are issued to an employee is the result of the actual performance of the Company at the end of the performance period compared to the performance targets and generally ranges from 0% to 200% of the initial PSU grant.

For the year ended March 31, 2024, PSU activity under the Plans was as follows:

	PSUs	Weighted-Average Grant Date Fair Value Per PSU
Non-vested PSUs outstanding at March 31, 2023	–	$–
Granted	12,000	$10.48
Vested and issued	–	$–
Forfeited	–	$–
Performance adjustment	–	$–
Non-vested RSUs outstanding at March 31, 2024	12,000	$10.48

The total grant-date fair value of PSUs granted during the twelve months ended March 31, 2024 and 2023 was $126 thousand and zero, respectively. For the twelve months ended March 31, 2024 and 2023, the Company recorded stock-based compensation related to PSUs of $64 thousand and zero, respectively. At March 31, 2024 and 2023, there were $62 thousand and zero of unrecognized compensation costs related to PSUs subject to restriction and forfeiture awards, respectively, which is expected to be recognized over the remaining weighted average restriction and forfeiture period of 1.6 years and 0 years for fiscal 2024 and 2023, respectively

(12)    Fair Value Measurements
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
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. At March 31, 2024 and 2023 the Company had invested the majority of its $55.3 million and $104.1 million cash and cash equivalents balance in money market funds which are classified within Level 1.
(13)    Net (Loss) Income Per Share
In accordance with the provisions of ASC Topic 260 (“Earnings Per Share”) basic net (loss) income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per common share includes the dilutive

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(12)    Net Income Per Share (Continued)
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
The following is a reconciliation of the numerators and denominators of the basic and diluted net (loss) income per share computations for the periods presented (in thousands, except for per share amounts):

	Year Ended March 31,
	2024	2023	2022
Net (loss) income (numerator):

Net (loss) income	$(7,464)	$5,140	$18,716

Shares (denominator)

Weighted average number of common shares outstanding used in basic computation	20,395,959	20,274,786	20,175,930
Common shares issuable upon the vesting of restricted stock	—	54,091	171,765
Common shares issuable upon conversion of preferred shares	—	10,125	10,125
Shares used in diluted computation	20,395,959	20,339,002	20,357,820

Net (loss) income per common share:

Basic	$(0.37)	$0.25	$0.93
Diluted	$(0.37)	$0.25	$0.92
At March 31, 2024, 2023, and 2022, 827,863, 745,854, and 220,727 shares of common restricted stock, respectively, were excluded from the computations of diluted net income per common share, as their inclusion would have had an anti-dilutive effect on diluted (net loss)/net income per common share.
(14)    Commitments and Contingencies
Legal Matters and Routine Proceedings
The Company has settled complaints that had been filed with various states’ pharmacy boards in the past. There can be no assurances made that other states will not attempt to take similar actions against the Company in the future. The Company also intends to vigorously defend its trade or service marks. There can be no assurance that the Company will be successful in protecting its trade or service marks. Legal costs related to the above matters are expensed as incurred. From time to time, the Company may be involved in and subject to disputes and legal proceedings, as well as demands, claims and threatened litigation that arise in the ordinary course of its business. These proceedings may include allegations involving business practices, infringement of intellectual property, employment or other matters. The ultimate outcome of any legal proceeding is often uncertain, there can be no assurance that the Company will be successful in any legal proceeding, and unfavorable outcomes could have a negative impact on our results of operations and financial condition. In accordance with ASC Topic 450-20 ("Loss Contingencies"), the Company records a liability in its financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews the status of each significant matter each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amounts of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss to the extent necessary to make the financial statements not misleading. If the loss is not probable and cannot be reasonably estimated, a liability is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(14)    Commitments and Contingencies (Continued)
not recorded in the Company’s financial statements. Gain contingencies are not recorded until they are realized. Legal costs related to any legal matters are expensed as incurred.
Employment Agreements
On August 25, 2021, the Board of Directors appointed Mathew N. Hulett ("Mr. Hulett”) as Chief Executive Officer and President of the Company and as a member of the Board of Directors. These appointments and the employment agreement were effective as of August 30, 2021. The employment agreement was for an initial term of three (3) years commencing on August 30, 2021 and automatically renewed for successive one (1) year terms, or for longer periods as mutually agreed upon by the parties, unless the employment agreement was expressly cancelled by either Mr. Hulett or the Company sixty (60) days prior to the end of the then current term, or was otherwise terminated as provided in the agreement. The employment agreement provided that Mr. Hulett received an annual base salary of $500 thousand, subject to periodic review for increases with the approval of the Board of Directors, and was be eligible to participate in the standard employee benefit plans generally available to executives and employees of the Company, including health insurance, life and disability insurance, restricted stock under the Company’s equity compensation plan(s), 401(k) plan, and paid time off and paid holidays. The employment agreement also provided that the Company will reimburse Mr. Hulett for his documented business expenses incurred in connection with his employment pursuant to the Company's standard reimbursement expense policy and practices. The employment agreement contained certain rights of Mr. Hulett and the Company to terminate Mr. Hulett’s employment, including termination by the Company for “Cause” as defined in the employment agreement, and termination by Mr. Hulett for “Good Reason” as defined in the employment agreement within twelve (12) months of a Change in Control as defined in the employment agreement. Mr. Hulett was also entitled to severance pay equal to twelve (12) months of Mr. Hulett’s current base salary and eighteen (18) months of health insurance benefits in the event of his termination by the Company without Cause, or termination by Mr. Hulett for Good Reason within twelve (12) months of a Change in Control. The foregoing severance benefits are conditioned upon Mr. Hulett’s execution of a release of claims and compliance with certain restrictive covenants. The employment agreement contains customary non-disclosure and non-solicitation provisions as well as a one (1) year non-compete following the termination of the agreement. Subsequent to March 31, 2024 the employment agreement with Mr. Hulett was terminated (See Note 16 - Subsequent Events, for a description of the Transition and Separation Agreement with Mr. Hulett).
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
Should none of the absolute stock price hurdles be met during the three-year period from the date of grant, no shares would vest (as defined in the performance restricted stock agreement). Once the absolute stock price hurdle is achieved, it will be considered to have met the absolute stock price hurdle, regardless of the stock price on the third anniversary of the date of grant. The absolute stock price hurdle would be considered to have been met if the average closing stock price of the Company is at or above the absolute stock price hurdle for a period of ninety (90) consecutive trading days. If the shares would be considered to have met the absolute stock price hurdle, they will only vest on the third anniversary of date of grant, subject to Mr. Hulett’s continued employment through the performance period of three years from the date of grant (except as provided in the performance restricted stock agreement). As of March 31, 2024, none of the performance restricted stock vested, as no performance stock price hurdles were met.
On July 14, 2022, the Board of Directors appointed Christine Chambers ("Ms. Chambers") to serve as the Company’s Chief Financial Officer and to assume the duties of principal financial officer and principal accounting officer effective August 3, 2022 (“Effective Date”). The Company entered into an offer letter with Ms. Chambers

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(14)    Commitments and Contingencies (Continued)
to set the terms and conditions of Ms. Chambers’ employment as Chief Financial Officer of the Company. Ms. Chambers will receive an annual base salary of $375 thousand and received a one-time sign-on bonus in the amount of $50 thousand, subject to pro rata repayment if Ms. Chambers terminated employment with the Company within the first twelve months of employment. Ms. Chambers received an initial equity award under the 2016 Employee Plan consisting of (i) an award of 13,000 restricted shares, and (ii) 3,000 performance restricted shares, which performance restricted shares will be based on the attainment of performance criteria equally weighted between adjusted EBITDA and revenue as of the fiscal year ended March 31, 2024. The shares for each grant will be released from restriction equally over a three (3) year period on the anniversary of the grant date, subject to the attainment of performance criteria in the case of the performance restricted shares.
In connection with Mr. Rosenbloom’s transition services and subsequent separation from employment with the Company, on August 2, 2022 the Company and Mr. Rosenbloom entered into a CFO Transition and Separation Agreement (the "Separation Agreement”) pursuant to which Mr. Rosenbloom remained in his current position as CFO of the Company through and including August 2, 2022, and following the termination of his status as CFO, Mr. Rosenbloom continued to serve as an employee of the Company to provide transition services to the Company through his date of termination. His employment ended on December 31, 2022 ("Separation Date”). While Mr. Rosenbloom served as an employee of the Company, he continued to receive his current base salary and benefits as was in effect. The Separation Agreement provided that Mr. Rosenbloom would be paid two lump-sum severance payments of $182 thousand each, with the first such payment to be paid on the Company’s next payroll date following the Separation Date, and was paid January 13, 2023, and the second paid on the Company’s next payroll date six-months following the Separation Date, subject to his compliance with the terms and conditions of his then existing employment agreement, and the Separation Agreement. In exchange for the Company’s agreement to make the severance payments, Mr. Rosenbloom granted the Company a full release of any and all claims that he may have against the Company and its affiliates and related parties.
In addition, as a part of the Separation Agreement, the Company confirmed that the 13,275 restricted shares held by Mr. Rosenbloom under the 2016 Employee Plan were released from restriction and forfeiture on December 31, 2022, Under the Separation Agreement, Mr. Rosenbloom’s existing non-compete obligation was reduced to a period of twelve (12) months.
In connection with the separation of the Company's former Chief Financial Officer, the Company paid the remaining $182 thousand payment with respect to the severance, pursuant to the Separation Agreement in fiscal year 2024.

(15)    Employee Benefit Plan
The Company maintains a 401(k) Savings Plan for eligible employees. The plan is a defined contribution plan that is administered by the Company. All regular, full-time employees are eligible for voluntary participation upon completing 90 days of service and having attained the age of 21. The plan provides for growth in savings through contributions and income from investments. It is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Plan participants are allowed to contribute a specified percentage of their base salary. The Company matches 100% of the first 4% of the employee's contribution. The matching contribution is funded subsequent to the calendar year. During the fiscal years ended March 31, 2024, 2023, and 2022, the Company recorded $350 thousand, $289 thousand, and $238 thousand, respectively, of 401(k) matching contribution and administration expense to general and administrative expenses.
(16)    Subsequent Events
Transition and Separation Agreement with Matthew Hulett
On April 29, 2024, the Company and Mathew Hulett entered into a Transition and Separation Agreement pursuant to which Mr. Hulett resigned as President and Chief Executive Officer, and also as a director, of the Company effective April 29, 2024 (the “Hulett Agreement”). Under the terms of the Hulett Agreement, Mr. Hulett remained employed by the Company through May 10, 2024 to assist the Company in transition matters, and the Company will pay Mr. Hulett severance compensation thereafter in the form of the continuation of his base salary and reimbursement of COBRA premiums through August 30, 2024, which was the scheduled expiration date of his employment agreement. The Hulett Agreement also provided that the Company cancelled the 510,000 performance restricted shares granted in August 2021, and accelerated the vesting of Mr. Hulett’s remaining unvested shares of restricted common stock (consisting of 30,000 shares) previously granted under a Restricted Stock Agreement between the Company and Mr. Hulett which would have otherwise vested on August 30, 2024.
Appointment of Sandra Campos as Chief Executive Officer
On April 29, 2024, the Company appointed Sandra Campos, an existing director of the Company, as the Company’s new Chief Executive Officer and President. On the same date, the Company and Ms. Campos entered into an Executive Employment Agreement setting forth the terms under which Ms. Campos was employed by the Company as Chief Executive Officer and President (the “Employment Agreement”). Ms. Campos will continue to serve as a director of the Company for so long as she remains Chief Executive Officer and President.
Ms. Campos’ Employment Agreement provides for an initial employment term of 3 years and for automatic renewal for successive 1-year terms thereafter unless either party provides notice of non renewal at least 60 days prior to the end of the then-current term. As provided in the Employment Agreement, Ms. Campos will serve the Company on a full-time basis and will receive an annual base salary of $550,000, which may be increased in the discretion of the board of directors (but may not be decreased other than as part of a proportionate reduction in management salaries and wages applicable to all senior management). Ms. Campos will receive a signing bonus of $120,000, which is subject to repayment if Ms. Campos leaves the Company within one year under circumstances detailed in the Employment Agreement. Ms. Campos will also receive customary expense reimbursement (in accordance with the Company’s standard policies), and will receive the medical, health, and other benefits provided to Company employees generally, including participation in the Company’s 401(k) plan on the same basis as other employees generally. The Employment Agreement provides that Ms. Campos will be eligible to receive an annual performance bonus based on annual performance goals determined by the Company’s board of directors, with a target annual bonus of 100% of Ms. Campos’ base salary and a maximum bonus of 200% of base salary. The agreement includes customary restrictive covenants, including confidentiality and non-solicitation covenants and a one-year post-employment non-compete restriction.
Under the Employment Agreement, Ms. Campos will be entitled to equity grants under the Company’s current or future equity plan, as follows: On April 29, 2024, Ms. Campos received a grant of restricted stock units (“RSUs”) under the Company’s 2022 Employee Equity Compensation Plan for a number of RSUs equal to $2.0 million divided by the closing price of the Company’s common stock on the Nasdaq Stock Market on the date of grant. Such RSUs will vest in one-third increments on each of the first 3 anniversaries of the date of grant so long as Ms. Campos continues to be employed by the Company on each vesting date, and such RSUs will otherwise contain the standard provisions for RSU grants by the Company. Thereafter, Ms. Campos will be entitled to annual grants of RSUs and performance stock units (“PSUs”) having an aggregate value per grant of $750,000 for the annual RSU grant and $750,000 for the annual PSU grant, with such value being calculated based on the closing price of the Company’s common stock on the date of grant but subject to a floor of $4.00 per share. The RSUs included in any such annual grants will vest in the same manner as the initial RSU grant, and the PSUs will have a 3-year performance period and such performance goals and other terms as shall be determined by the Company’s board of directors.
Appointment of Justin L. Mennen as a Director
On May 16, 2024, the Board of Directors (the “Board”) of PetMed Express, Inc. (the “Company”), appointed Justin L. Mennen to serve as a director of the Company beginning June 3, 2024. Mr. Mennen will hold this position until the 2024 annual meeting of the Company’s stockholders or until his successor is elected and qualified, subject to his earlier resignation or removal. Mr. Mennen has been appointed to serve on the Board’s Audit Committee and Corporate Governance and Nominating Committee. In connection with his appointment to the Board, Mr. Mennen will receive compensation in accordance with the Company’s Non-Employee Director Compensation Program.

Transition and Separation Agreement with Christine Chambers
On May 31, 2024, PetMed Express, Inc. (the “Company”) entered into a Transition and Separation Agreement (the “Chambers Agreement”) with Christine Chambers, the Company’s Chief Financial Officer, Treasurer, and Secretary, pursuant to which the Company and Ms. Chambers agreed to the mutual termination of Ms. Chambers’ employment with the Company following a transition period. Under the terms of the Agreement, the Company and Ms. Chambers mutually agreed to terminate the Executive Employment Agreement, dated August 3, 2022, between the Company and Ms. Chambers effective immediately (notwithstanding the scheduled expiration date of August 3, 2024), provided that Ms. Chambers will continue to serve as the Company’s Chief Financial Officer, Secretary, and Treasurer on a full-time basis for a transition period (the “Transition Period”) that will end on the fifth business day after the Company files its Quarterly Report on Form 10-Q for the Company’s fiscal quarter ending June 30, 2024, or, if earlier, upon the fifteenth day after written notice by the Company of the earlier termination of the Transition Period. Ms. Chambers will work with and cooperate with the Company in transitioning her duties and responsibilities to such successor.
The Chambers Agreement provides that, during the Transition Period, Ms. Chambers will continue to receive her current base salary and benefits, and upon the completion of the Transition Period and contingent on Ms. Chambers’ complying with the terms of the Chambers Agreement, the Company will accelerate the vesting of all unvested restricted shares and restricted stock units that were originally scheduled to vest on or before August 3, 2025. Ms. Chambers has agreed to a customary general release and waiver of claims against the Company in exchange for the Company’s covenants and agreements set forth in the Chambers Agreement.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework - 2013. Based on our assessment, management believes that the Company did not maintain effective internal control over financial reporting as of March 31, 2024 due to the material weaknesses described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As identified in the Form 10-K/A filed on April 15, 2024, we identified the following material weaknesses;
1.A lack of segregation of duties over the preparation, approval and posting of certain journal entries. As mentioned below, this material weakness has been remediated at March 31, 2024; and
2. A material weakness in the design of our controls over the review of appropriate application of GAAP relating to our sales tax liability in our consolidated financial statements.
At the time the 10-K/A was filed, we also identified a material weakness in the design of our controls over accurate valuation of our deferred tax asset and goodwill relating to our acquisition of PetCareRx. In April 2023, this material weakness resulted in the restatement of our unaudited condensed consolidated financial statements included in our
Quarterly Reports on Form 10-Q for the quarters ended June 30, 2023 and September 30, 2023, as well as an additional tax error in the year ending March 31, 2024 relating the misapplication of Internal Revenue Code 162(m) which limits the deductibility of executive compensation.

The material weakness due to a lack of segregation of duties over the preparation, approval and posting of certain journal entries has been remediated and the material weaknesses in the design of our controls over accurate recording of our sales tax liability and our controls over accurate valuation of our deferred tax asset and goodwill relating to our acquisition of PetCareRx remain unremediated as of March 31, 2024. Management is taking steps to remediate these material weaknesses (see “Remediation of Material Weaknesses” below for details).
During the year ending March 31, 2024, we identified a new material weakness in internal controls relating to our information technology general controls (“ITGCs”) in the areas of user access, change management and service organizations over information technology (“IT”) systems that support the Company’s financial reporting processes. This material weakness may impact revenue and other business process controls and automated controls reliant opinion these ITGCs. We believe that these control deficiencies were a result of lack of documentation created and retained to evidence management's procedures. The individual deficiencies identified to preventative and detective controls resulted in an aggregate material weakness related to ITGCs. This material weakness did not result in any identified misstatements to the financial statements or any change in previously released financial results.

Remediation of Material Weaknesses
As mentioned above, we have remediated the material weakness relating to segregation of duties. In response to the material weakness due to a lack of segregation of duties over the preparation, approval and posting of certain journal entries, we have increased resources and modified processes to eliminate the lack of segregation of duties over the preparation, approval and posting of journal entries.
While not yet remediated, in response to the material weakness due to the tax calculations, we have developed and are in the process of implementing a remediation plan. The key elements of the plan include:
1. Enhancing the oversight and review of tax-related accounting estimates and calculations to ensure they are complete and accurate,
2. Providing additional training to personnel involved in tax accounting and financial reporting to enhance their understanding of the relevant accounting standards and requirements, and
3. Enhancing the documentation of tax positions and related accounting judgments to ensure they are adequately supported and can withstand external scrutiny.

While our remediation plan related to the material weakness in internal controls relating to our information technology general controls (“ITGCs”) may evolve and expand, management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) developing and maintaining documentation underlying ITGCs; (ii) implementing an IT management review, bringing in new management and revising the testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes; and (iii) enhanced quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors.

While the material weakness around segregation of duties has been remediated, the other material weaknesses described herein will not be remediated until our remediation plan has been fully developed and implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. We are continuing to work on the implementation of our remediation plan, following which we will continue to test and monitor the new and enhanced controls until management has concluded that they are designed and operating effectively. We may conclude that additional measures, including resources, are necessary to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional evaluation and implementation time. We may also modify certain of the remediation efforts described above.
The Company’s auditors, RSM US LLP, an independent registered public accounting firm, are appointed by the Audit Committee of the Company’s Board of Directors, subject to ratification by our Company’s shareholders. RSM US LLP have audited and reported on the Consolidated Financial Statements of PetMed Express, Inc. and subsidiaries, and issued a report on the Company’s internal control over financial reporting. The reports of the independent auditors are contained in our Annual Report on Form 10-K.
/s/ Sandra Y. Campos

Sandra Y. Campos
Chief Executive Officer,President, Director
June 14, 2024
/s/ Christine Chambers
Christine Chambers
Chief Financial Officer, Treasurer and Secretary
June 14, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and the Board of Directors of PetMed Express, Inc. and subsidiaries

Opinion on the Internal Control Over Financial Reporting
We have audited PetMed Express, Inc. and its subsidiaries’ (the Company) internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weaknesses described below, the Company has not maintained effective internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated June 13, 2024, expressed an unqualified opinion on those consolidated financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded PetCareRx, Inc. from its assessment of internal control over financial reporting as of March 31, 2024, because it was acquired by the Company in a purchase business combination in the first quarter of 2024. We have also excluded PetCareRX, Inc. from our audit of internal control over financial reporting. PetCareRx, Inc. is a wholly owned subsidiary whose total assets and net loss represent approximately 26% and 50%, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2024.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

a.There were deficiencies in the design and implementation of information technology general controls (ITGCs) in the areas of user access, change management and service organizations that are relevant to preparation of the financial statements and impacts all business processes including revenue. As a result, IT-dependent manual and automated controls that rely on the affected ITGCs, or information from the IT systems with affected ITGCs, were also ineffective.

b.The Company did not have appropriate design and operating effectiveness in controls over the review of income taxes and the valuation of goodwill.

c.The Company’s prior-year material weakness relating to the review of appropriate application of generally accepted accounting principles for the Company’s sales tax liability remained unremediated as of March 31, 2024.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated June 13, 2024, on those consolidated financial statements.

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
June 13, 2024

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2024, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date, that our disclosure controls and procedures were not effective as of March 31, 2024, due to the material weaknesses in internal control over financial reporting described below.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2024 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was not effective, as of March 31, 2024, as a result of the material weaknesses described below.
Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As identified in the Form 10-K/A filed on April 15, 2024, we identified the following material weaknesses;
1.A lack of segregation of duties over the preparation, approval and posting of certain journal entries. As mentioned below, this material weakness has been remediated at March 31, 2024; and
2. A material weakness in the design of our controls over the review of appropriate application of GAAP relating to our sales tax liability in our consolidated financial statements.
At the time the 10-K/A was filed, we also identified a material weakness in the design of our controls over accurate valuation of our deferred tax asset and goodwill relating to our acquisition of PetCareRx. In April 2023, this material weakness resulted in the restatement of our unaudited condensed consolidated financial statements included in our
Quarterly Reports on Form 10-Q for the quarters ended June 30, 2023 and September 30, 2023, as well as an additional tax error in the year ending March 31, 2024 relating the misapplication of Internal Revenue Code 162(m) which limits the deductibility of executive compensation.
The material weakness due to a lack of segregation of duties over the preparation, approval and posting of certain journal entries has been remediated and the material weaknesses in the design of our controls over accurate recording of our sales tax liability and our controls over accurate valuation of our deferred tax asset and goodwill relating to our acquisition of PetCareRx remain unremediated as of March 31, 2024. Management is taking steps to remediate these material weaknesses (see “Remediation of Material Weaknesses” below for details).
During the year ending March 31, 2024, we identified a new material weakness in internal controls relating to our information technology general controls (“ITGCs”) in the areas of user access, change management and service organizations over information technology (“IT”) systems that support the Company’s financial reporting processes. This material weakness may impact revenue and other business process controls and automated controls reliant opinion these

ITGCs. We believe that these control deficiencies were a result of lack of documentation created and retained to evidence management's procedures. The individual deficiencies identified to preventative and detective controls resulted in an aggregate material weakness related to ITGCs. This material weakness did not result in any identified misstatements to the financial statements or any change in previously released financial results.

Remediation of Material Weaknesses
As mentioned above, we have remediated the material weakness relating to segregation of duties. In response to the material weakness due to a lack of segregation of duties over the preparation, approval and posting of certain journal entries, we have increased resources and modified processes to eliminate the lack of segregation of duties over the preparation, approval and posting of journal entries.
While not yet remediated, in response to the material weakness due to the tax calculations, we have developed and are in the process of implementing a remediation plan. The key elements of the plan include:
1. Enhancing the oversight and review of tax-related accounting estimates and calculations to ensure they are complete and accurate,
2. Providing additional training to personnel involved in tax accounting and financial reporting to enhance their understanding of the relevant accounting standards and requirements, and
3. Enhancing the documentation of tax positions and related accounting judgments to ensure they are adequately supported and can withstand external scrutiny.

While our remediation plan related to the material weakness in internal controls relating to our information technology general controls (“ITGCs”) may evolve and expand, management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) developing and maintaining documentation underlying ITGCs; (ii) implementing an IT management review, bringing in new management and revising the testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes; and (iii) enhanced quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors.

While the material weakness around segregation of duties has been remediated, the other material weaknesses described herein will not be remediated until our remediation plan has been fully developed and implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. We are continuing to work on the implementation of our remediation plan, following which we will continue to test and monitor the new and enhanced controls until management has concluded that they are designed and operating effectively. We may conclude that additional measures, including resources, are necessary to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional evaluation and implementation time. We may also modify certain of the remediation efforts described above.
Changes in Internal Control over Financial Reporting
Other than as described above, there were no changes in our internal control over financial reporting during the fourth quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION

Trading Arrangements

During the fourth quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item will be set forth in our proxy statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2024, relating to our 2024 Annual Meeting of Shareholders to be held on August 8, 2024, and is incorporated herein by reference.
We have a Corporate Code of Business Conduct and Ethics ("Code") applicable to all officers, directors, and employees. The Code is available on our website at www.petmeds.com under “Investors - Governance”. You may also obtain a copy of our Code free of charge by contacting Investor Relations at 1-800-738-6337. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of this Code by posting such information on the website address and location specified above.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be set forth in our proxy statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2024, relating to our 2024 Annual Meeting of Shareholders to be held on August 8, 2024, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this item (other than information required by Item 201(d) of Regulation S-K with respect to equity compensation plans, which is set forth under Item 5 in this Annual Report on Form 10-K) will be set forth in our proxy statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2024, relating to our 2024 Annual Meeting of Shareholders to be held on August 8, 2024, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in our proxy statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2024, relating to our 2024 Annual Meeting of Shareholders to be held on August 8, 2024, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be set forth in our proxy statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2024, relating to our 2024 Annual Meeting of Shareholders to be held on August 8, 2024, and is incorporated herein by reference.

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

10.1+
2016 Employee Equity Compensation Restricted Stock Plan, including form of Restricted Stock Agreement used for grants of restricted stock (incorporated by reference to Exhibit A to our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders filed June 13, 2016).

10.2 +
Form of Indemnification Agreement entered into with the Directors and Executive Officers of the Company (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2019, filed July 30, 2019).

10.3 +	Executive Employment Agreement, dated August 25, 2021, between the Company and Mathew N. Hulett (incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 30, 2021).
10.7+	Executive Employment Agreement, dated August 3, 2022, between the Company and Christine Chambers (incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 3, 2022).
10.8+	2022 Employee Equity Compensation Plan (as amended and restated) (incorporated by reference to Exhibit 10.1 to our Form 8-K filed June 20, 2023).
10.8.1+	Form of Restricted Stock Unit Agreement under 2022 Employee Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to our Form 8-K filed June 20, 2023).
10.8.2+	Form of Performance Stock Unit Agreement under 2022 Employee Equity Compensation Plan (incorporated by reference to Exhibit 10.4 to our Form 8-K filed June 20, 2023).
10.9+	2015 Outside Director Equity Compensation Plan (as amended and restated) (incorporated by reference to Exhibit 10.5 to our Form 8-K filed June 20, 2023).
10.9.1+	Form of Restricted Stock Unit Agreement under 2015 Outside Director Equity Compensation Plan (incorporated by reference to Exhibit 10.7 to our Form 8-K filed June 20, 2023).
10.9.2+
Form of Restricted Stock Agreement under the 2015 Outside Director Equity Compensation Plan (incorporated by reference to Exhibit 10.10.1 to our Form 10-K for the year ended March 31, 2017 filed May 23, 2017).

10.9.3+	Transition and Separation Agreement, dated April 29, 2024, between the Company and Mathew Hulett (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on April 29, 2024).
10.9.4+	Executive Employment Agreement, dated April 29, 2024, between the Company and Sandra Campos (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on April 29,2024).
10.9.5+	Transition and Separation Agreement, dated May 31, 2024, between the Company and Christine Chambers.
(19)     Insider trading policies and procedures

19.1    Statement of Policy Regarding Insider Trading*
(21)Subsidiaries of Registrant

21.1	Subsidiaries of Registrant*
(23)Consents of Experts and Counsel

23.1	Consent of RSM US LLP*
(31)Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*
(32)Certifications

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350**

(97)    Policy Relating to Recovery of Erroneously Awarded Compensation

97.1    Executive Compensation Recovery Policy*

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition LInkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Dated: June 14, 2024

PETMED EXPRESS, INC.
(the “registrant”)

By:	/s/ Sandra Y. Campos
Sandra Y. Campos
Chief Executive Officer and President
(principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 14, 2024.

SIGNATURE	TITLE

/s/ Sandra Y. Campos	Chief Executive Officer, President and Director (principal executive officer)
Sandra Y. Campos

/s/ Christine Chambers	Chief Financial Officer and Treasurer (principal financial and accounting officer)
Christine Chambers

/s/ Leslie C.G. Campbell	Chair of the Board and Director
Leslie C.G. Campbell

/s/ Gian M. Fulgoni	Director
Gian M. Fulgoni

/s/ Diana Garvis Purcel	Director
Diana Garvis Purcel

/s/ Justin Mennen	Director
Justin Mennen