Form 10-Q
period 2024-06-30
PETMED EXPRESS INC
filed 2024-08-07
CIK 1040130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,600,652 shares of Common Stock, $.001 par value per share, at August 7, 2024.

PART I - FINANCIAL INFORMATION
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, certain information in this Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, our results of operations, financial position and our business outlook, business trends and other information, may be forward-looking statements. You can identify these forward-looking statements by the words "believes," "intends," "expects," “might,” "may," "will," "should," "plans," "projects," "contemplates," "intends," "budgets," “potential,” "predicts," "estimates," "anticipates," “future,” “goal,” and variations of such words or similar expressions. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved, and actual future results may differ materially from what is expressed in or indicated by the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A, under the heading “Risk Factors,” in our Annual Report on Form 10-K for the year ended March 31, 2024 (the “2024 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on June 14, 2024, and under “Part II, Item 1A., Risk Factors” in this Quarterly Report on Form 10-Q, if and as such risk factors may be updated from time to time in our periodic filings with the SEC. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and a reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

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

ITEM 1. FINANCIAL STATEMENTS.
PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	June 30, 2024	March 31, 2024
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$45,992	$55,296
Accounts receivable, less allowance for doubtful accounts of $109 and $273, respectively	2,261	3,283
Inventories	25,520	28,556
Prepaid expenses and other current assets	3,851	6,325
Prepaid income taxes	–	188
Total current assets	77,624	93,648

Noncurrent assets:
Property and equipment, net	26,109	26,657
Intangible and other assets, net	16,014	16,503
Goodwill	26,658	26,658
Operating lease right-of-use assets, net	1,297	1,432
Deferred tax assets, net	5,012	4,986
Total noncurrent assets	75,090	76,236

Total assets	$152,714	$169,884

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$24,467	$37,024
Sales tax payable	25,331	25,012
Accrued expenses and other current liabilities	5,201	7,060
Current operating lease liabilities	438	459
Deferred revenue	2,146	2,603
Income taxes payable	717	—
Total current liabilities	58,300	72,158

Long-term operating lease liabilities	883	995

Total liabilities	59,183	73,153

Commitments and contingencies (Note 9)

Shareholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 2,500 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000,000 shares authorized; 20,600,652 and 21,148,692 shares issued and outstanding, respectively	21	21
Additional paid-in capital	16,942	25,146
Retained earnings	76,559	71,555

Total shareholders' equity	93,531	96,731

Total liabilities and shareholders' equity	$152,714	$169,884
See accompanying notes to unaudited condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share amounts) (Unaudited)

	Three Months Ended June 30,
	2024	2023

Sales	$67,952	$78,244
Cost of sales	49,981	55,718

Gross profit	17,971	22,526

Operating expenses:
General and administrative (including stock compensation of $(8,204) and $1,760, respectively)	4,874	15,711
Advertising	6,990	7,265
Depreciation and amortization	1,721	1,678
Total operating expenses	13,585	24,654

Income (loss) from operations	4,386	(2,128)

Other income:
Interest income, net	95	194
Other, net	231	506
Total other income	326	700

Income (loss) before provision for income taxes	4,712	(1,428)

Provision (benefit) for income taxes	958	(292)

Net income (loss)	$3,754	$(1,136)

Net income (loss) per common share:
Basic	$0.18	$(0.06)
Diluted	$0.18	$(0.06)

Weighted average number of common shares outstanding:
Basic	20,513,281	20,332,526
Diluted	20,941,505	20,332,526

Cash dividends declared per common share	$—	$0.30
See accompanying notes to unaudited condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended June 30,
	2024	2023

Cash flows from operating activities:
Net income (loss)	$3,754	$(1,136)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,721	1,678
Share based compensation	(8,204)	1,760
Deferred income taxes	(26)	(627)
Bad debt expense	142	19
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	880	(46)
Inventories - finished goods	3,036	(10,185)
Prepaid income taxes	188	335
Prepaid expenses and other current assets	2,474	(2,390)
Operating lease right-of-use assets, net	135	196
Accounts payable	(12,558)	9,115
Sales tax payable	319	500
Accrued expenses and other current liabilities	(505)	1,295
Lease liabilities	(133)	(205)
Deferred revenue	(457)	253
Income taxes payable	717	–
Net cash (used in) provided by operating activities	(8,517)	562

Cash flows from investing activities:
Acquisition of PetCareRx, net of cash acquired	–	(35,859)
Purchases of property and equipment	(683)	(1,153)
Net cash used in investing activities	(683)	(37,012)

Cash flows from financing activities:
Dividends paid	(104)	(6,102)
Net cash used in financing activities	(104)	(6,102)

Net decrease in cash and cash equivalents	(9,304)	(42,552)
Cash and cash equivalents, at beginning of period	55,296	104,086

Cash and cash equivalents, at end of period	$45,992	$61,534

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$81	$–

Dividends payable in accrued expenses and other current liabilities	$112	$1,507
See accompanying notes to unaudited condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1:    Summary of Significant Accounting Policies
Organization
PetMed Express, Inc. and subsidiaries, d/b/a PetMeds® (collectively, the “Company”), is a leading nationwide direct-to-consumer pet pharmacy and online provider of prescription and non-prescription medications, food, supplements, supplies and vet services for dogs, cats, and horses. The Company markets and sells directly to consumers through its websites, toll-free numbers, and mobile application. The Company offers consumers an attractive alternative for obtaining pet medications, foods, and supplies in terms of convenience, price, speed of delivery, and valued customer service.
Founded in 1996, the Company’s executive headquarters offices are currently located in Delray Beach, Florida. The Company’s fiscal year end is March 31, and references herein to fiscal 2025 or fiscal 2024 refer to the Company's fiscal years ending March 31, 2025 and 2024, respectively.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at June 30, 2024, the Statements of Operations for the three months ended June 30, 2024 and 2023, and Cash Flows for the three months ended June 30, 2024 and 2023. The results of operations for the three months ended June 30, 2024 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2025. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our 2024 Form 10-K. The unaudited condensed consolidated financial statements include the accounts of PetMed Express, Inc. and its direct and indirect wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
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
Deferred Revenue
Deferred revenue is recorded when payments are received or due in advance of performing our service obligations and revenue is recognized over the service period. Deferred revenue represents prepayments of PetPlus memberships with PetCareRx, Inc. (“PetCareRx”). The total deferred revenue as of June 30, 2024 for these memberships was $2.1 million. Memberships provide discounted pricing, free standard shipping, veterinary telehealth services and local Caremark Pharmacy prescription pickup. The membership fee is an annual charge and automatically renews one year from the initial enrollment date. The Company generally recognizes the revenue ratably over the term of the membership.
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
Intangible Assets
The Company acquired definite-lived intangible assets in the acquisition (see Note 3) that will be amortized based on their estimated useful lives in accordance with ASC Topic 350 (“Goodwill and Other Intangible Assets”). These definite-lived intangible assets are being amortized over periods ranging from three to seven years. Acquired trade name is not being amortized and is subject to an annual review for impairment.
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
Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. The operating lease ROU asset also includes any upfront lease payments made and excludes lease incentives and initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with a term of 12 months or less are not recorded on the balance sheet, but rather are expensed as incurred. The Company’s lease agreements do not contain any residual value guarantees.
Recent Accounting Pronouncements
The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's consolidated financial position, results of operations, or cash flows.
Restatement of Previously Issued Financial Statements
The unaudited condensed consolidated financial statements for the three months ended June 30, 2023 (the "Affected Period") has been restated to account for material misstatements related to sales tax obligations as further described below and the accounting treatment related to the deferred tax asset associated with the Company’s acquisition of PetCareRx in April 2023 (collectively, the “Misstatements”).
Description of restatement adjustments
In the third quarter of fiscal year 2024, the Company, reviewed the accounting treatment related to its previously reported sales tax accruals as well as the accounting treatment related to the valuation of the deferred tax asset associated with the Company’s acquisition of PetCareRx in April 2023. As a result of this review, management determined that the Company incorrectly applied U.S. GAAP as it relates to the sales tax liability and improperly valued the deferred tax asset and goodwill included in its unaudited condensed consolidated financial statements for the Affected Period.

We corrected the Misstatements relating to sales tax accruals by recording sales tax accruals as of the end of the Affected Period using a legal liability approach under Accounting Standards Codification Topic 405, Liabilities. Amounts reported in our Statement of Operations for the three months ended June 30, 2024 reflect additional accrued interest on the previously-recorded sales tax liability.

In addition, we have corrected the Misstatements relating to the deferred tax asset we recognized in connection with our acquisition of PetCareRx on April 3, 2023 (the “Acquisition”) as of the end of the Affected Period. In the accounting for the Acquisition, it was determined that we incorrectly valued deferred tax assets associated with loss carryforwards of PetCareRx under section 382 of the Internal Revenue Code.
Note 2:    Revenue Recognition
In accordance with ASC Topic 606 ("Revenue from Contracts with Customers"), the Company generates revenue by selling prescription and non-prescription pet medication products, pet food, supplements, supplies, membership fees, and veterinary services. Certain pet supplies offered on the Company’s websites are drop shipped to customers. The Company considers itself the principal in the arrangement because the Company controls the specified good before it is transferred to the customer. Revenue contracts contain one performance obligation, which is delivery of the product. Customer care and support is deemed not to be a material right to the contract. The transaction price is adjusted at the date of sale for any applicable sales discounts and an estimate of product returns, which are based on historical patterns, however this is not considered a key judgment. Revenue is recognized when control transfers to the customer at the point in time at which the shipment of the product occurs. This key judgment is determined as the shipping point, which represents the point in time when the Company has a present right to payment, title has transferred to the customer, and the customer has assumed the risks and rewards of ownership. Virtually all the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize the accounts receivable balances relative to sales.
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
Membership fees represent the amounts recognized periodically from two membership models. The first is the PetPlus membership for PetCareRx customers, the second is a partner membership provided through PetCareRx. These memberships provide discounted pricing, free standard shipping, veterinary telehealth services and local Caremark Pharmacy prescription pickup which represent a single stand-ready performance obligation to provide these benefits. The PetPlus membership fee is an upfront annual charge and automatically renews one year from the initial enrollment date. The Company recognizes the revenue ratably over the term of the PetPlus membership which is generally one year. As shown in the following table, under the PetPlus program, the Company recognized $1.5 million of previously deferred annual membership fees in the three months ended June 30, 2024, and had $2.1 million of deferred revenue as of the quarter ended June 30, 2024.

(amounts in millions)
Deferred revenue, March 31, 2024	$2.6
Deferred revenue acquired with PetCareRx	—
Deferred memberships fees and others received	1.1
Deferred membership fee revenue and others recognized	(1.5)
Deferred revenue, June 30, 2024	2.1

In addition to annual membership fees earned under the PetPlus program, the Company also earns membership fees on a month-to-month basis under its PetCareRx partner membership program. For the three months ended June 30, 2024 and June 30, 2023, membership fees earned under the partner program were $0.9 million and $0.6 million, respectively.
The Company has no material contract asset or liability balances at June 30, 2024 and March 31, 2024, respectively.
The Company disaggregates sales in the following categories: reorder sales vs new order sales vs membership fees. The following table illustrates sales in those categories:

	Three Months Ended June 30,				Increase (Decrease)
Revenue (in thousands)	2024	%	2023	%	$	%

Reorder sales	$60,025	88.3%	$68,038	87.0%	$(8,013)	(11.8)%
New order sales	5,603	8.2%	7,820	10.0%	(2,217)	(28.4)%
Membership fees	2,324	3.4%	2,386	3.0%	(62)	(2.6)%

Total net sales	$67,952	100.0%	$78,244	100.0%	$(10,292)	(13.2)%

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

The Company incurred a total of $1.7 million in acquisition related costs that were expensed as incurred and recorded in general and administrative expenses in the Company’s unaudited Condensed Consolidated Statements of Operations, of which $0.5 million was recorded in fiscal year 2023, and $1.2 million was recorded in fiscal year 2024. These costs included banking, legal, accounting, and consulting fees related to the acquisition.

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

The supplemental pro forma financial information for the prior period three months ended June 30, 2023 is as follows (in thousands):

Three Months Ended June 30, 2023
(unaudited)
Revenue	$78,244
Net loss	(1,136)

Note 4:    Net Income (Loss) Per Share
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
The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented (in thousands, except for share and per share amounts):

	Three Months Ended June 30,
	2024	2023
		(as restated)
Net income (loss) (numerator):
Net income (loss)	$3,754	$(1,136)

Shares (denominator):
Weighted average number of common shares outstanding used in basic computation	20,513,281	20,332,526
Common shares issuable upon vesting of restricted stock	418,099	—
Common shares issuable upon conversion of preferred shares	10,125	—
Shares used in diluted computation	20,941,505	20,332,526

Net income (loss) per common share:

Basic	$0.18	$(0.06)
Diluted	$0.18	$(0.06)
For the three months ended June 30, 2024 and 2023, zero and 862,519 shares issuable upon vesting of restricted stock and zero and 10,125 shares issuable upon conversion of preferred shares, respectively, were excluded from the computation of diluted net income (loss) per common share, as their inclusion would have had an anti-dilutive effect on diluted net income (loss) per common share.
Note 5:    Stock-Based Compensation
The Company records compensation expense associated with restricted stock in accordance with ASC Topic 718 (“Compensation - Stock Compensation”). The Company had 428,137 common shares issued under the 2016 Employee Equity Compensation Restricted Stock Plan (the “2016 Employee Plan”) (which 2016 Employee Plan was succeeded by the 2022 Employee Plan in April 2023, and no further awards will be granted under the 2016 Employee Plan), 59,074 common shares issued under the 2022 Employee Equity Compensation Plan (as amended) (the “2022 Employee Plan”), and 256,624 common shares issued under the 2015 Outside Director Equity Compensation Plan (as amended) (the “2015 Director Plan”). At June 30, 2024, all shares were issued with service-based vesting conditions with the exception of 2,000 performance stock units which vest subject to the employee's continued employment with the Company or the director’s continued directorship with the Company through the applicable vesting date. The Company records stock-based compensation expense for these awards on a straight-line basis over the requisite service period. The Company reverses stock-based compensation expense previously recorded upon forfeiture of unvested awards except for the performance restricted shares with a market condition issued to the former Chief Executive Officer (“CEO”) and performance stock units (“PSUs”) with a market condition issued to the Chief Financial Officer (“CFO”) as described in the following paragraphs.
In June 2023, the Board of Directors amended and restated the 2015 Director Plan and the 2022 Employee Plan (collectively, the "Plans") to include the ability to grant restricted stock units ("RSUs") and performance stock units

("PSUs") under the Plans. The amendments and restatement of the Plans did not increase the maximum number of shares of common stock that may be awarded under the Plans. At June 30, 2024, the Company had 664,889 RSUs outstanding and 2,000 PSUs outstanding under the 2022 Employee Plan and 31,373 RSUs outstanding under the 2015 Director Plan.

In August 2021, the Company issued 90,000 shares of restricted stock and 510,000 performance restricted shares with a market condition to the Company’s former CEO, in accordance with the former CEO’s employment agreement, under the 2016 Employee Plan. In April 2024, the Company and former CEO entered into a Transition and Separation Agreement pursuant to which the Company cancelled the 510,000 performance restricted shares and accelerated vesting on 30,000 remaining unvested restricted shares which otherwise would not have vested. Cancellation of the 510,000 shares resulted in an $8.8 million reduction of compensation expense, offset by $0.1 million of compensation expense from the accelerated vesting of the 30,000 shares in the three months ended June 30, 2024.

On April 29, 2024, the new CEO received a grant of RSUs under the Company’s 2022 Employee Equity Compensation Plan for a number of RSUs equal to $2.0 million divided by the closing price of the Company’s common stock on the Nasdaq Stock Market on the date of grant. Such RSUs will vest in one-third increments on each of the first three anniversaries of the date of grant so long as the CEO continues to be employed by the Company on each vesting date, and such RSUs will otherwise contain the standard provisions for RSU grants by the Company.
In August 2022, the Company issued 13,000 restricted shares and 3,000 performance restricted shares to the Company's CFO, in accordance with the CFO's employment agreement, under the 2016 Employee Plan. One-third of the restricted shares were scheduled to vest on each of the first three anniversaries of the date of grant, subject to the CFO’s continued employment with the Company through the applicable vesting date, with any unvested RSUs being forfeited upon the CFO ceasing to be an employee of the Company. The performance restricted shares were based on the attainment of performance criteria equally weighted between adjusted EBITDA and revenue, and on June 8, 2023 the Company determined that the performance criteria was not attained over the applicable performance period and the performance restricted shares were cancelled.
In June 2023, the Company granted the Company's CFO 11,750 RSUs under the 2022 Employee Plan, of which 3,750 RSUs were awarded in recognition of the CFO’s contributions during fiscal year 2023 and the remaining 8,000 awarded as a part of the equity award cycle for fiscal year 2024. One-third of the RSUs vest on each of the first three anniversaries of the date of grant, subject to the CFO’s continued employment with the Company through the applicable vesting date, with any unvested RSUs being forfeited upon the CFO ceasing to be an employee of the Company. Also in June 2023, the CFO was awarded 8,000 PSUs with a market condition.
On May 16, 2024, the Company granted the CFO 74,850 RSUs of which 14,970 would vest on June 30, 2024, 22,455 would vest August 31, 2024 and 37,425 would vest on August 31, 2025. On May 31, 2024, the Company and CFO entered into a Transition and Separation Agreement pursuant to which the CFO will leave the Company following a transition period. Upon the completion of the transition period and contingent on the CFO’s complying with the terms of the Agreement, the Company will accelerate the vesting of all unvested restricted shares and RSUs that were originally scheduled to vest on or before August 3, 2025. Under the Agreement, PSUs with a market condition were cancelled. Acceleration and cancellation of the CFO’s restricted shares, RSUs and PSUs resulted in net additional compensation expense of $0.2 million in the three months ended June 30, 2024.
All stock-based compensation expense is recognized as a payroll-related expense and it is included within the general and administrative expenses line item within the Company’s unaudited Condensed Consolidated Statements of Operations, and the offset is included in the additional paid-in capital line item of the Company’s unaudited Condensed Consolidated Balance Sheets.
Restricted Stock Awards
The fair value assigned to restricted stock awards is the market price of the Company’s stock at the grant date. The vesting period range from one to three years. Restricted stock award activity under the 2016 Employee Plan, 2022 Employee Plan, and 2015 Director Plan was as follows:

	2015 Director Plan	2016 Employee Plan	2022 Employee Plan	Total	Weighted-Average Grant Date Fair Value
Non-vested restricted stock outstanding at March 31, 2024	23,707	605,343	74,076	703,126	$19.39
Granted and issued	–	–	–	–	$–
Vested	(1,166)	(34,500)	(46,742)	(82,408)	$20.93
Forfeited	–	(529,123)	(23,334)	(552,457)	$18.71
Balance at June 30, 2024	22,541	41,720	4,000	68,261	$23.02
At June 30, 2024 and 2023, there were 68,261 and 837,269 restricted stock awards subject to restriction and forfeiture outstanding, respectively. During the three months ended June 30, 2024 and 2023, 552,457 restricted shares were forfeited and 86,025 restricted shares were issued, net of forfeitures, respectively. For the three months ended June 30, 2024 and 2023, the Company recorded stock-based compensation related to restricted stock awards of $(8.5) million and $1.6 million, respectively.
Restricted Stock Units
The Company first granted restricted stock units ("RSUs") in the year ended March 31, 2024. The fair value assigned to RSUs is the market price of the Company’s stock on the grant date. The vesting period for employees and members of the Board of Directors ranges from one to three years. For the quarter ended June 30, 2024, RSU activity under the Plans was as follows:

	RSUs	Weighted-Average Grant Date Fair Value Per RSU
Balance at March 31, 2024	85,080	$12.75
Granted	661,315	$4.22
Vested and issued	(4,416)	$13.95
Forfeited	(45,717)	$5.95
Balance at June 30, 2024	696,262	$5.09

The total grant-date fair value of RSUs granted during the three months ended June 30, 2024 and 2023 was $2.8 million and $0.2 million, respectively. For the three months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense related to RSUs of $0.4 million and $5 thousand, respectively.
Performance Stock Units

The fair value assigned to PSUs is determined using the market price of the Company’s stock on the grant date for awards with a performance condition, and by using a Monte Carlo simulation for awards with a market condition. PSUs with a performance condition generally vest over one year. PSUs with a market condition generally vest over three years. Stock-based compensation expense associated with PSUs with a performance condition are re-assessed each reporting period based upon the estimated performance attainment on the reporting date until the performance conditions are met. The ultimate number of shares of common stock that are issued to an employee is the result of the actual performance of the Company or individual at the end of the performance period compared to the performance targets.

PSU activity under the Plans was as follows:

	PSUs	Weighted-Average Grant Date Fair Value Per PSU
Balance at March 31, 2024	12,000	$10.48
Granted	–	$–
Vested and issued	–	$–
Forfeited	(10,000)	$9.79
Performance adjustment	–	$–
Balance at June 30, 2024	2,000	$13.95

In the three months ended June 30, 2024, 10,000 PSUs were forfeited. The total grant-date fair value of PSUs granted during the three months ended June 30, 2024 and 2023 was zero and $0.1 million, respectively. For the three months ended June 30, 2024 and 2023, the Company recorded stock-based compensation (reversal) expense, net of forfeitures, related to PSUs of $(36) thousand and $5 thousand, respectively.

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
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. At June 30, 2024 and March 31, 2024, the Company had invested the majority of its $46.0 million and $55.3 million cash and cash equivalents balance in money market funds which are classified within Level 1.

Note 7: Intangible and Other Assets, Net

Intangible assets and other assets, net consisted of the following (in thousands):

	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
June 30, 2024
Intangible Assets
Toll-free telephone number	Indefinite	$375	$–	$375	Indefinite
Internet domain names	Indefinite	485	–	485	Indefinite
Trade Names - PetCareRx	Indefinite	2,600	–	2,600	Indefinite
Customer Relationships -PetCareRx	7 years	6,700	(1,196)	5,504	5.75 years
Developed Technology - PetCareRx	3 years	3,000	(1,250)	1,750	1.75 years
		$13,160	$(2,446)	$10,714
Other Assets
Initial minority interest investment in Vetster	N/A	5,300	–	5,300	N/A

Balance June 30, 2024		$18,460	$(2,446)	$16,014

March 31, 2024
Intangible Assets
Toll-free telephone number	Indefinite	$375	$–	$375	Indefinite
Internet domain names	Indefinite	485	–	485	Indefinite
Trade Names - PetCareRx	Indefinite	2,600		2,600	Indefinite
Customer Relationships -PetCareRx	7 years	6,700	(957)	$5,743	6 years
Developed Technology - PetCareRx	3 years	3,000	(1,000)	$2,000	2 years
		$13,160	$(1,957)	$11,203
Other Assets
Initial minority interest investment in Vetster	N/A	5,300	–	5,300	N/A

Balance March 31, 2024		$18,460	$(1,957)	$16,503

Amortization expense for intangible assets was $0.5 million and $0.5 million for the three months ended June 30, 2024 and 2023, respectively. The indefinite life intangibles are not being amortized and are subject to an annual review for impairment in accordance with the ASC Topic 350 (“Goodwill and Other Intangible Assets”).
On April 19, 2022, the Company engaged in a three-year partnership agreement with Vetster Inc. (“Vetster”), a Canadian veterinary telehealth company. The Company also purchased a 5% minority interest in Vetster in the amount of $5.0 million and received warrants for additional equity in Vetster, which are tied to future performance milestones. Under the terms of the agreement, Vetster became the exclusive provider of telehealth and telemedicine services to the Company. The minority interest investment is being valued on the cost basis and the investment will be evaluated periodically for any impairment. On October 3, 2023, the Company purchased additional shares in Vetster in the amount of $0.3 million. This increases the minority interest investment to $5.3 million. Following this round, the Company’s minority ownership changed to approximately 4.8% of Vetster’s outstanding shares.

Note 8: Leases
The Company’s leasing activities primarily consist of real estate leases acquired during the acquisition of PetCareRx for use in the business operations. The leases had initial terms ranging from 5 years to 10 years. One of the initial lease terms has already matured and the remaining lease has a maturity date in fiscal year 2028. The Company assesses whether each lease is an operating lease or a finance lease at the lease commencement date. The Company does not have any material leases, individually or in the aggregate, classified as a finance lease.

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
Discount Rate and Lease Term
As of June 30, 2024, the weighted average remaining lease term and discount rate for the Company’s operating leases were 2.8 years and 3.6%, respectively. As the rate implicit in the lease is generally not readily determinable for the Company’s operating leases, the Company uses its estimated incremental borrowing rate based on the information available at the date of acquisition, April 3, 2023, in determining the present value of future payments.
Lease Costs and Activity
The Company’s lease costs as recorded in the general and administrative costs and activity for the three months ended are as follows (in thousands):

Lease cost	Three months ended June 30, 2024
Operating lease cost - fixed	$148
Operating lease costs - variable	14
Total lease cost	$162
Supplemental cash flow information for the three months ended are as follows (in thousands):

Three months ended June 30, 2024
Cash paid for the amounts included in the measurement of operating lease liabilities	$145
Right-of-use assets obtained in exchange for new operating lease liabilities as a result of acquisition	$2,220
Maturity of Lease Liabilities
The maturity of the Company’s lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on the Company’s unaudited Condensed Consolidated Balance Sheet as of June 30, 2024 were as follows (in thousands):

June 30, 2024
2025	501
2026	488
2027	502
2028	42
Total lease payments	1,533
Less: Imputed Interest	(212)
Present value of lease liabilities	$1,321
Note 9:    Commitments and Contingencies
Legal Matters and Routine Proceedings
On April 18, 2024, Plaintiff Timothy Fitchett (“Plaintiff”) filed an action against the Company in the Court of Common Pleas of Allegheny County, Pennsylvania, on behalf of himself and purportedly on behalf of a class of others similarly situated. Plaintiff alleges that the Company violated Pennsylvania’s Unfair Trade Practices and Consumer Protection Law by representing “reg.” prices for products which the Company allegedly never charged for those products. On May 13, 2024, the Company removed the matter to the U.S. District Court for the Western District of Pennsylvania in Pittsburgh, and Plaintiff moved to remand the case back to state court on June 11, 2024, which the Company opposed. Plaintiff's motion to remand is now fully briefed and awaiting the Court's ruling. On the face of the Complaint, Plaintiff is seeking damages for himself in the amount of the allegedly illusory discounts he allegedly believed he was receiving when purchasing products from the Company or, in the alternative, a complete refund of amounts he paid to the Company, and he is also seeking a liability determination for members of the proposed class. The Company denies liability in this matter and intends to defend the action accordingly, and the Company cannot determine materiality or estimate a range of potential liability, if any, at this time if the Company were determined to be liable.
The Company may from time to time be involved in various other claims and lawsuits in the ordinary course of business, including claims related to products, product warranties, contracts, employment, intellectual property, consumer protection, pharmacy and other regulatory matters. The Company has settled complaints that had been filed with various states’ pharmacy boards in the past. There can be no assurances made that other states will not attempt to take similar actions against the Company in the future. The Company also intends to vigorously defend its trade or service marks. There can be no assurance that the Company will be successful in protecting its trade or service marks. Legal costs related to the above matters are expensed as incurred. From time to time, the Company may be involved in and subject to disputes and legal proceedings, as well as demands, claims and threatened litigation that arise in the ordinary course of its business. These proceedings may include allegations involving business practices, infringement of intellectual property, employment or other matters. The ultimate outcome of any legal proceeding is often uncertain, there can be no assurance that the Company will be successful in any legal proceeding, and unfavorable outcomes could have a negative impact on our results of operations and financial condition. In accordance with ASC Topic 450-20 ("Loss Contingencies"), the Company records a liability in its financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews the status of each significant matter each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amounts of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss to the extent necessary to make the financial statements not misleading. If the loss is not probable and cannot be reasonably estimated, a liability is not recorded in the Company’s financial statements. Gain contingencies are not recorded until they are realized. Legal costs related to any legal matters are expensed as incurred.

Note 10:     Changes in Shareholders’ Equity (As Restated):
Changes in Shareholders’ Equity for the three months ended June 30, 2024 is summarized below (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings

Beginning balance at March 31, 2024:	$21	$25,146	$71,555
Share based compensation (reversal) expense	—	(8,204)	—
Dividends forfeited	—	—	1,250
Net income	—	—	3,754
Ending balance at June 30, 2024:	$21	$16,942	$76,559
Changes in Shareholders’ Equity for the three months ended June 30, 2023 is summarized below (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings

Beginning balance at March 31, 2023 (as restated):	$21	$18,277	$91,659
Share based compensation expense	—	1,760	—
Dividends declared	—	—	(6,346)
Net loss	—	—	(1,136)
Ending balance at June 30, 2023 (as restated):	$21	$20,037	$84,177
There were no shares of common stock that were purchased or retired in the three months ended June 30, 2024 or 2023.
Note 11: Income Taxes (As Restated)

For the three months ended June 30, 2024 and 2023, the Company recorded an income tax provision of approximately $1.0 million and an income tax benefit of approximately $0.3 million, respectively. The increase in the income tax provision for the three months ended June 30, 2024 is related to the cancellation of the former CEO’s performance stock units resulting in additional $8.7 million of increased income during the quarter. The effective tax rate for the three months ended June 30, 2024 was approximately 20.3%, compared to approximately 20.4% for the three months ended June 30, 2023. The projected full-year effective tax rate used for purposes of the income tax provision for the three month ended June 30, 2024 reflects the $1.8 million impact of a favorable permanent difference associated with the cancellation of the former CEO’s performance restricted shares. No tax benefit was recorded for the original compensation expense due to expected limitation under Sec. 162 (m) and therefore, there is no tax benefit to reverse upon cancellation of the stock. The impact of this favorable permanent difference is partially offset by the tax impacts of stock compensation shortfalls.
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

As a result of the acquisition, the Company performed a Section 382 analysis to determine if the net operating losses carried forward would have a utilization limitation. Any limitation could result in the expiration of a portion of the federal net operating loss carryforward before utilization, which would reduce the Company's gross deferred tax assets. As of April 3, 2023, and prior to the acquisition, PetCareRx had approximately $96.0 million of net operating losses and $1.9 million of disallowed interest expense. The results of the Section 382 analysis determined the net operating losses and disallowed interest expense in total, would be limited and reduced to approximately $14.5 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, and our 2024 Form 10-K.
Certain information in this Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You can identify these forward-looking statements by the words "believes," "intends," "expects," "may," "will," "should," "plans," "projects," "contemplates," "intends," "budgets," "predicts," "estimates," "anticipates," or similar expressions. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our 2024 Form 10-K under the heading “Risk Factors.” A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

When used in this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise indicates, "PetMed Express," "PetMeds," "PetMed," "the Company," "we," "our," and "us" refers to PetMed Express, Inc. and its direct and indirect wholly owned subsidiaries, taken as a whole.
Executive Summary
PetMed Express, Inc. and subsidiaries, d/b/a PetMeds®, is a leading nationwide direct-to-consumer pet pharmacy and online provider of prescription and non-prescription medications, foods, supplements, supplies and vet services for dogs, cats and horses. PetMeds markets and sells directly to consumers through its websites, toll-free numbers, and mobile application. We offer consumers an attractive alternative for obtaining pet medications, foods, and supplies in terms of convenience, price, speed of delivery, and valued customer service.
Founded in 1996, our executive headquarters offices are currently located at 420 South Congress Avenue, Delray Beach, Florida 33445, and our telephone number is (561) 526-4444. We have a March 31 fiscal year end.
Presently, our product line includes approximately 15,000 of the most popular pet medications, health products, food and supplies for dogs, cats, and horses.
We market our products through national advertising campaigns which aim to increase the recognition of the “PetMeds®” brand name, and "PetCareRx" brand name, increase traffic on our websites at www.petmeds.com and www.petcarerx.com, acquire new customers, and maximize repeat purchases. Our sales consist of products sold mainly to retail consumers. The average purchase was approximately $97 for the quarters ended June 30, 2024, and June 30, 2023.

Restatement

As described in the Note 1 of “Notes to Condensed Consolidated Financial Statements,” we have restated our consolidated financial statements and Item 2. Management’s Discussion of Financial Condition and Results of Operations for the three months ended June 30, 2023.
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

Revenue recognition
We account for revenue under Accounting Standards Codification ("ASC") Topic 606 ("Revenue from Contracts with Customers"). The Company generates revenue by selling prescription and non-prescription pet medication products, pet food, supplements, supplies, membership fees, and veterinary services. Certain pet supplies offered on our websites are drop shipped to customers. We consider ourself the principal in the arrangement because we control the specified good before it is transferred to the customer. Revenue contracts contain one performance obligation, which is delivery of the product; customer care and support is deemed not to be a material right to the contract. The transaction price is adjusted at the date of sale for any applicable sales discounts and an estimate of product returns, which are estimated based on historical patterns, however this is not considered a key judgment. There are no amounts excluded from the variable consideration. Revenue is recognized when control transfers to the customer at the point in time in which the shipment of the product occurs. This key judgment is determined as the shipping point, which represents the point in time where we have a present right to payment, title has transferred to the customer, and the customer has assumed the risks and rewards of ownership.
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
We maintain an allowance for doubtful accounts for losses that we estimate will arise from customers’ inability to make required payments, arising from either credit card chargebacks or insufficient funds checks. We determine our estimates of the uncollectibility of accounts receivable by analyzing historical and current bad debts and economic trends in compliance with the provisions of ASC Topic 326 ("Financial Instruments - Credit Losses"). The allowance for doubtful accounts was approximately $109 thousand at June 30, 2024, compared to $273 thousand at March 31, 2024.
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
Economic Conditions, Challenges, and Risks

Macroeconomic factors, including inflation, increased interest rates, significant capital market and supply chain volatility, and global economic and geopolitical developments, have direct and indirect impacts on our results of operations that are difficult to isolate and quantify. In addition, rising fuel, utility, and food costs, rising interest rates, and recessionary fears may impact customer demand and our ability to forecast consumer spending patterns. We also expect the current macroeconomic environment and enterprise customer cost optimization efforts to impact our revenue growth rates. We expect some or all of these factors to continue to impact our operations for the remainder of fiscal 2025.

Results of Operations
The following should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in our unaudited Condensed Consolidated Statements of Income (Loss):

	Three Months Ended June 30,
	2024	2023

Sales	100.0%	100.0%
Cost of sales	73.6	71.2

Gross profit	26.4	28.8

Operating expenses:
General and administrative	7.2	20.1
Advertising	10.3	9.3
Depreciation and amortization	2.5	2.1
Total operating expenses	20.0	31.5

Income (loss) from operations	6.4	(2.7)

Total other income	0.5	0.9

Income (loss) before provision for income taxes	6.9	(1.8)

Provision (benefit) for income taxes	1.4	(0.4)

Net income (loss)	5.5%	(1.4)%
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
We believe it is useful to exclude non-cash charges, such as net share-based compensation expense, depreciation and amortization from our adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. We believe it is useful to exclude income tax provision and interest income (expense), as neither are components of our core business operations. We also believe that it is useful to exclude other non-operational expenses, including acquisition costs related to PetCareRx, employee severance and estimated state sales tax accrual as these items are not indicative of our ongoing operations. Adjusted EBITDA has limitations as a financial measure, and these non-GAAP measures should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
•Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future and adjusted EBITDA does not reflect capital expenditure requirements for such replacements or for new capital expenditures;
•Adjusted EBITDA does not reflect net share-based compensation. Share-based compensation has been, and will continue to be for the foreseeable future, a material recurring expense in our business and an important part of our compensation strategy;
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
The following tables present a reconciliation of net income (loss), the most directly comparable GAAP measure, to adjusted EBITDA for each of the periods indicated:

	Three Months Ended		Increase (Decrease)
($ in thousands, except percentages)	June 30, 2024	June 30, 2023	$	%

Consolidated Reconciliation of GAAP Net Income (Loss) to Adjusted EBITDA:

Net income ( loss)	$3,754	$(1,136)	$4,890	(430)%

Add (subtract):
Share-based Compensation (1)	(8,204)	1,760	(9,964)	(566)%
Income Taxes	958	(292)	1,250	n/m
Depreciation and Amortization	1,721	1,678	43	3%
Interest Income, Net (2)	(95)	(194)	99	(51)%
Acquisition/Partnership Transactions and Other Items	180	1,126	(946)	(84)%
Employee Severance	149	393	(244)	(62)%
Adjusted EBITDA	$(1,537)	$3,335	$(4,872)	(146)%

(1) In April 2024, the Company and its former CEO entered into a Transition and Separation Agreement pursuant to which the Company cancelled the 510,000 restricted shares with a market condition and accelerated vesting on the 30,000 remaining unvested time-restricted shares which otherwise would not have vested. Cancellation and acceleration of these shares resulted in an $8.7 million reduction of compensation expense in the three months ended June 30, 2024.
(2) Included in interest income, net is $410 thousand of interest expense related to the sales tax liability and $505 thousand of interest income for the three months ended June 30, 2024. This compares to $426 thousand of interest expense related to the sales tax liability and $620 thousand of interest income for the three months ended June 30, 2023.

Three Months Ended June 30, 2024 Compared With Three Months Ended June 30, 2023
Sales
Sales decreased by approximately $10.3 million, or 13.2%, to approximately $68.0 million for the quarter ended June 30, 2024, compared to approximately $78.2 million for the quarter ended June 30, 2023. The decrease in sales for the quarter ended June 30, 2024 reflects both broader macroeconomic factors, higher consumer promotional usage and specific internal challenges.
Reorder sales decreased by approximately $8.0 million, or 11.8%, to approximately $60.0 million for the three months ended June 30, 2024, compared to approximately $68.0 million for the three months ended June 30, 2023. The decrease in reorder sales is primarily due to a decline in prescription medication sales.
New order sales decreased by approximately $2.2 million or 28.4%, to approximately $5.6 million for the quarter ended June 30, 2024, compared to $7.8 million for the quarter ended June 30, 2023. The decrease in new order sales is primarily due to the combination of lower gross media spend resulting in a decrease in new customers acquired.
We acquired approximately 75,000 new customers for the quarter ended June 30, 2024 compared to approximately 86,000 new customers for the quarter ended June 30, 2023. The following tables illustrates sales by various sales classifications:

	Three Months Ended June 30,				Increase (Decrease)
Revenue (In thousands)	2024	%	2023	%	$	%

Reorder sales	$60,025	88.3%	$68,038	87.0%	$(8,013)	(11.8)%
New order sales	5,603	8.2%	7,820	10.0%	(2,217)	(28.4)%
Membership fees	2,324	3.4%	2,386	3.0%	(62)	(2.6)%

Total net sales	$67,952	100.0%	$78,244	100.0%	$(10,292)	(13.2)%
AutoShip & Save subscription sales as a percentage of total sales was 52.5% of net sales for the most recent quarter ended June 30, 2024, up from 48.7% of net sales for the same period last year and down from 53.5% of net sales sequentially in the prior quarter.
Going forward, sales may be adversely affected due to increased competition and consumers giving more consideration to price. The changes in consumer behavior due to macroeconomic factors makes future sales somewhat challenging to predict. No guarantees can be made that sales will grow in the future.
Cost of sales
Cost of sales decreased by approximately $5.7 million, or 10.3%, to approximately $50.0 million for the quarter ended June 30, 2024, from approximately $55.7 million for the quarter ended June 30, 2023. Cost of sales, as a percentage of sales, was 73.6% for the quarter ended June 30, 2024, compared to 71.2% for the quarter ended June 30, 2023. The cost of sales, as a percentage of sales, increased for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to an increase in discount activity in the most recent period.

Gross profit
Gross profit decreased by approximately $4.6 million, or 20.2%, to approximately $18.0 million for the quarter ended June 30, 2024, from approximately $22.5 million for the quarter ended June 30, 2023. The gross profit decreases for the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023 were primarily due to lower sales and a lower gross margin over the same period due to an increase in discount activity in the most recent quarter.
General and administrative expenses
General and administrative expenses decreased by approximately $10.8 million, or 69.0%, to approximately $4.9 million for the quarter ended June 30, 2024, from approximately $15.7 million for the quarter ended June 30, 2023. The decrease to general and administrative expenses for the quarter ended June 30, 2024 was primarily due to a $10.0 million decrease in stock compensation expense, of which $8.7 million was from the stock compensation reversal associated with an executive departure, a $0.2 million decrease in payroll expenses of which $0.2 million was due to higher severance in the previous year, $0.2 million lower professional fees of which $0.9 million was from higher acquisition/ partnership transaction on other items in the previous year, and a $0.5 million decrease of variable and other overhead expenses.
Advertising expenses
Advertising expenses decreased by approximately $0.3 million, or 3.8%, to approximately $7.0 million for the quarter ended June 30, 2024, from approximately $7.3 million for the quarter ended June 30, 2023. The decrease for the quarter can be mainly attributed to lower gross media spend partially offset by lower marketing funded by manufacturers. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $93 for the quarter ended June 30, 2024 compared to $84 for the quarter ended June 30, 2023. The increase to customer acquisition costs for the quarter ended June 30, 2024, was due to a less efficient variable marketing spend. The advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, spending, and price competition. Historically, the advertising environment fluctuates due to supply and demand. A more favorable advertising environment may positively impact future sales, whereas a less favorable advertising environment may negatively impact future sales. As a percentage of sales, advertising expense was 10.3% and 9.3% for the quarters ended June 30, 2024 and 2023, respectively. The advertising percentage may fluctuate quarter to quarter due to seasonality and advertising availability.
Depreciation and amortization
Depreciation and amortization expense was $1.7 million and $1.7 million for the quarters ended June 30, 2024 and June 30, 2023, respectively.
Other income (As Restated)
Other income decreased to approximately $0.3 million for the quarter ended June 30, 2024 compared to approximately $0.7 million for the quarter ended June 30, 2023. The decrease to other income for the quarter was due to slightly lower invested balances, and a one time payment received in prior year. Interest income may decrease in the future based on several factors, including utilization of our cash balances on future investments or partnerships, or on our operating activities. Additionally, interest income could increase or decrease if the current interest rate environment changes.
Provision for income taxes (As Restated)

For the quarters ended June 30, 2024 and 2023, the Company recorded an income tax provision of approximately $1.0 million and a tax benefit of approximately $0.3 million, respectively. The increase in the tax provision for the three months ended June 30, 2024 is related to the cancellation of the former CEO’s performance stock units resulting in additional $8.7 million of income during the quarter. The effective tax rate for the quarter ended June 30, 2024 was approximately 20.3%, compared to approximately 20.4% for the quarter ended June 30, 2023.
Liquidity and Capital Resources
Our working capital at June 30, 2024 and March 31, 2024 was $19.3 million and $21.5 million, respectively. The $2.2 million decrease in working capital was attributable to the $13.8 million decrease in current liabilities, primarily accounts payable, offset by the $16.0 million decrease in current assets, primarily cash and inventory. Net cash used in operating activities was $8.5 million for the three months ended June 30, 2024, compared to cash provided by operating activities of $0.6 million for the three months ended June 30, 2023. The $9.1 million decrease in cash provided by operating activities is due to the $4.9 million increase in net income reduced by $9.2 million of non-cash operating adjustments and offset by the $4.8 million increase in current liabilities net of current assets excluding cash. Net cash used in investing activities was $0.7 million for the three months ended June 30, 2024, compared to $37.0 million used in investing activities for the three months ended June 30, 2023. The change in net cash used in investing activities is primarily related to the PetCareRx acquisition and an additional investment in Vetster in the prior year. Net cash used in financing activities was $0.1 million and $6.1 million for the three months ended June 30, 2024 and the three months ended June 30, 2023, respectively, due to the payment of an aggregate $0.00 per share dividend for the three months ended June 30, 2024, and an aggregate $0.30 per share dividend for the three months ended June 30, 2023.
On October 26, 2023, our Board of Directors elected to suspend the quarterly dividend indefinitely. This move is intended to focus use of the Company’s existing cash flow on growth initiatives and other, higher return initiatives. The board reviews and discusses the capital allocation needs of the Company on a quarterly basis and as part of that review, has determined to suspend the dividend indefinitely.The declaration and payment of future dividends is discretionary and will be subject to a determination by the Board of Directors.
As of June 30, 2024, we had $1.3 million in outstanding lease commitments assumed in the PetCarerRx acquisition for the leases on two buildings. Other than the foregoing leases, we are not currently bound by any material long-term or short-term commitments for the purchase or lease of capital expenditures. Any material amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any future increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Our primary source of working capital is cash from operations. We presently have no alternative sources of working capital and have no commitments.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and cash equivalents. At June 30, 2024, we had $46.0 million in cash and cash equivalents, and the majority of our cash and cash equivalents generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and cash equivalents. It would also impact the market value of our cash and cash equivalents. Our cash and cash equivalents are subject to market risk, primarily interest rate and credit risk. Our cash and cash equivalents are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by maintaining cash in federally-insured bank deposit accounts and restricting cash equivalents to highly-liquid investments with maturities of three months or less. We do not hold any derivative financial instruments that could expose us to significant market risk. At June 30, 2024, we had no debt obligations.
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2024, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date, that our disclosure controls and procedures were not effective as of June 30, 2024, due to material weaknesses described below.
Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As identified in our 2024 Form 10-K, we identified the following material weaknesses:

1.A material weakness in the design of our controls over the review of appropriate application of GAAP relating to our sales tax liability as well as an additional tax error relating the misapplication of Internal Revenue Code 162(m) which limits the deductibility of executive compensation in our consolidated financial statements. We also identified a material weakness in the design of our controls over accurate valuation of our deferred tax asset and goodwill relating to our acquisition of PetCareRx .
2.A material weakness in internal controls relating to our information technology general controls (“ITGCs”) in the areas of user access, change management and service organizations over information technology (“IT”) systems that support the Company’s financial reporting processes. This material weakness may impact revenue and other business process controls and automated controls reliant upon these ITGCs. We believe these control deficiencies have been influenced by insufficient documentation to support management's procedures. The individual deficiencies identified to preventative and detective controls resulted in an aggregate material weakness related to ITGCs. This material weakness did not result in any identified misstatements to the financial statements or any change in previously released financial results.
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

The material weaknesses will be addressed once our remediation plan is fully developed and implemented. We will need to allow the updated controls to operate for an adequate period of time, after which we will conduct thorough testing to ensure the new and improved controls are operating effectively. We are actively working on implementing our remediation plan. Once this is in place, we will continue to test and monitor the new and improved controls to ensure they are operating as intended. It's possible that we may find additional steps, including adding more resources, are needed to fully address the material weaknesses in our internal control over financial reporting. This could require more time for evaluation and implementation. Additionally, we might make adjustments to the remediation efforts as we proceed.
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

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.
For a description of our legal proceedings, see “Note 9: Commitments and Contingencies — Legal Matters and Routine Proceedings” to our condensed consolidated financial statements, which is incorporated by reference.
ITEM 1A.    RISK FACTORS.
Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our 2024 Form 10-K for additional information concerning these and other uncertainties that could negatively impact the Company. There have been no material changes to the risk factors disclosed in our 2024 Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.    OTHER INFORMATION.
During the three months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

Date: August 7, 2024

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
JUNE 30, 2024
________________________
EXHIBITS
________________________