Form 10-Q
period 2024-09-30
PETMED EXPRESS INC
filed 2024-11-07
CIK 1040130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,663,218 shares of Common Stock, $.001 par value per share, at November 7, 2024.

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

ITEM 1. FINANCIAL STATEMENTS.
PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	September 30, 2024	March 31, 2024
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$52,045	$55,296
Accounts receivable, less allowance for credit losses of $27 and $273, respectively	1,620	3,283
Inventories, net	13,092	28,556
Prepaid expenses and other current assets	3,655	6,325
Prepaid income taxes	367	188
Total current assets	70,779	93,648

Noncurrent assets:
Property and equipment, net	26,204	26,657
Intangible and other assets, net	15,524	16,503
Goodwill	26,658	26,658
Operating lease right-of-use assets	1,188	1,432
Deferred tax assets, net	5,681	4,986
Total noncurrent assets	75,255	76,236

Total assets	$146,034	$169,884

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$16,951	$37,024
Sales tax payable	24,373	25,012
Accrued expenses and other current liabilities	5,412	7,060
Current operating lease liabilities	446	459
Deferred revenue	1,650	2,603
Total current liabilities	48,832	72,158

Operating lease liabilities, net of current lease liabilities	768	995

Total liabilities	49,600	73,153

Commitments and contingencies (Note 7)

Shareholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 2,500 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000,000 shares authorized; 20,663,218 and 21,148,692 shares issued and outstanding, respectively	21	21
Additional paid-in capital	17,515	25,146
Retained earnings	78,889	71,555

Total shareholders' equity	96,434	96,731

Total liabilities and shareholders' equity	$146,034	$169,884
See accompanying notes to unaudited condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share amounts) (Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023

Net sales	$59,570	$70,999	$127,522	$149,243
Cost of sales	42,259	50,937	92,240	106,655

Gross profit	17,311	20,062	35,282	42,588

Operating expenses:
General and administrative	10,493	11,962	15,367	27,673
Advertising	4,606	5,512	11,596	12,777
Depreciation and amortization	1,658	1,713	3,379	3,391
Total operating expenses	16,757	19,187	30,342	43,841

Income (loss) from operations	554	875	4,940	(1,253)

Other income:
Interest income, net	185	151	280	345
Other, net	186	254	417	760
Total other income	371	405	697	1,105

Income (loss) before (benefit) provision for income taxes	925	1,280	5,637	(148)

(Benefit) provision for income taxes	(1,401)	565	(443)	273

Net income (loss)	$2,326	$715	$6,080	$(421)

Net income (loss) per common share:
Basic	$0.11	$0.04	$0.30	$(0.02)
Diluted	$0.11	$0.03	$0.29	$(0.02)

Weighted average number of common shares outstanding:
Basic	20,597,807	20,382,979	20,555,544	20,357,752
Diluted	20,938,817	20,780,455	20,940,161	20,357,752

Cash dividends declared per common share	$—	$0.30	$—	$0.60
See accompanying notes to unaudited condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended September 30,
	2024	2023

Cash flows from operating activities:
Net income (loss)	$6,080	$(421)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	3,379	3,391
Share based compensation	(7,631)	3,489
Deferred income taxes	(696)	(146)
Bad debt expense	176	36
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	1,488	(345)
Inventories, net	15,464	3,237
Prepaid income taxes	(179)	426
Prepaid expenses and other current assets	2,670	(3,516)
Operating lease right-of-use assets, net	245	394
Accounts payable	(20,071)	(5,542)
Sales tax payable	(639)	(1,278)
Accrued expenses and other current liabilities	(221)	(136)
Lease liabilities	(240)	(383)
Deferred revenue	(953)	579
Net cash (used in) provided by operating activities	(1,128)	(215)

Cash flows from investing activities:
Acquisition of PetCareRx, net of cash acquired	–	(35,859)
Purchases of property and equipment	(1,948)	(2,137)
Net cash used in investing activities	(1,948)	(37,996)

Cash flows from financing activities:
Dividends paid	(175)	(12,404)
Net cash used in financing activities	(175)	(12,404)

Net decrease in cash and cash equivalents	(3,251)	(50,615)
Cash and cash equivalents, at beginning of period	55,296	104,086

Cash and cash equivalents, at end of period	$52,045	$53,471

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$466	$–

Dividends payable in accrued expenses and other current liabilities	$39	$1,513
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
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at September 30, 2024, the Statements of Operations for the three and six months ended September 30, 2024 and 2023, and Cash Flows for the six months ended September 30, 2024 and 2023. The results of operations for the three and six months ended September 30, 2024 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2025. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our 2024 Form 10-K. The unaudited condensed consolidated financial statements include the accounts of PetMed Express, Inc. and its direct and indirect wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
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
Deferred Revenue
Deferred revenue is recorded when payments are received or due in advance of performing our service obligations and revenue is recognized over the service period. Deferred revenue represents prepayments of PetPlus memberships with PetCareRx, Inc. (“PetCareRx”). The total deferred revenue as of September 30, 2024 and March 31, 2024 for these memberships was $1.6 million and $2.6 million, respectively. Memberships provide discounted pricing, free standard shipping, veterinary telehealth services and local Caremark Pharmacy prescription pickup. The membership fee is an annual charge and automatically renews one year from the initial enrollment date. The Company generally recognizes the revenue ratably over the term of the membership.
Long-lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of the asset to the undiscounted cash flows expected to be generated from the asset. Management determined that no impairment of long-lived assets existed as of September 30, 2024.

Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. The Company is required to assess goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs its annual impairment assessment in the fourth quarter of each year. The Company has concluded that it has one reporting unit and has assigned the entire balance of goodwill to this reporting unit. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
The Company performed a goodwill impairment test as of September 30, 2024 initially using a qualitative assessment. The Company considered its share price decreases as well as the decrease in its quarterly sales from the three months ended June 30, 2024 to be indicative of a risk that the carrying amount of goodwill may not be recoverable. Based on these and other qualitative factors, the Company determined a triggering event occurred that required an interim goodwill impairment test. The Company performed a quantitative impairment test and valuation to identify the fair value of its reporting unit.

Based on the quantitative assessment, the Company concluded that goodwill was not impaired because the estimated fair value of the reporting unit exceeded its carrying value by approximately $44.8 million. The Company estimated the fair value of its reporting unit using a combination of a discounted cash flow and public company market approach with a 70% and 30% weighting, respectively. A key assumption under the cash flow approach was a 30% weighted average cost of capital. A key assumption under the public company market approach was a 10% control premium.

The Company’s other indefinite-lived intangible assets are primarily made up of a trade name which was evaluated for impairment using a qualitative assessment and concluded it was not more likely than not that the other indefinite-lived assets were impaired as of September 30, 2024.
Recent Accounting Pronouncements
The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's consolidated financial position, results of operations, or cash flows.
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Update 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". This Update applies to all public entities that are required to report segment information in accordance with Topic 280. The amendments in this Update revise reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this Update do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The Update effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Update should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this Update.

In December 2023, the FASB issued Update 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". This Update applies to all entities that are subject to Topic 740. The amendments in this Update revise income tax disclosures primarily related to the rate reconciliation and income taxes paid information as well as the effectiveness of certain other income tax disclosures. The Update is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Update should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact of adopting this Update.
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
Membership fees represent the amounts recognized from two membership models. The first is the PetPlus membership for PetCareRx customers, the second is a partner membership, which allows employees in-network to join PetPlus membership program through their employers. These memberships provide discounted pricing, free standard shipping, veterinary telehealth services and local Caremark Pharmacy prescription pickup which represent a single stand-ready performance obligation to provide these benefits. The PetPlus membership fee is an upfront annual charge and automatically renews one year from the initial enrollment date. The Company recognizes the revenue ratably over the term of the PetPlus membership which is generally one year. As shown in the following table, under the PetPlus program, the Company recognized $1.2 million and $2.7 million of previously deferred annual membership fees in the three and six months ended September 30, 2024, and had $1.6 million of deferred revenue as of the quarter ended September 30, 2024.

(amounts in millions)
Deferred revenue, March 31, 2024	$2.6
Deferred memberships fees and others received	1.1
Deferred membership fee revenue and others recognized	(1.5)
Deferred revenue, June 30, 2024	2.1
Deferred memberships fees and others received	0.7
Deferred membership fee revenue and others recognized	(1.2)
Deferred revenue, September 30, 2024	$1.6
In addition to annual membership fees earned under the PetPlus program, the Company also earns membership fees on a month-to-month basis under its PetCareRx partner membership program. For the three and six months ended September 30, 2024, membership fees earned under the partner program were $0.9 million and $1.8 million, respectively. For the three and six months ended September 30, 2023, membership fees earned under the partner program were $0.7 million and $1.3 million, respectively.
The Company has no material contract asset or liability balances at September 30, 2024 and March 31, 2024, respectively.
The Company disaggregates sales in the following categories: reorder sales vs new order sales vs membership fees. The following table illustrates sales in those categories:

	Three Months Ended September 30,				Increase (Decrease)
Revenue (in thousands)	2024	%	2023	%	$	%

Reorder sales	$50,052	84.0%	$58,017	81.7%	$(7,965)	(13.7)%
New order sales	7,449	12.5%	10,558	14.9%	(3,109)	(29.4)%
Membership fees	2,069	3.5%	2,424	3.4%	(355)	(14.6)%

Total net sales	$59,570	100.0%	$70,999	100.0%	$(11,429)	(16.1)%

	Six Months Ended September 30,				Increase (Decrease)
Revenue (in thousands)	2024	%	2023	%	$	%

Reorder sales	$104,291	81.8%	$120,182	80.6%	$(15,891)	(13.2)%
New order sales	18,838	14.8%	24,251	16.2%	(5,413)	(22.3)%
Membership fees	4,393	3.4%	4,810	3.2%	(417)	(8.7)%

Total net sales	$127,522	100.0%	$149,243	100.0%	$(21,721)	(14.6)%
The Company changed the definition of a new order sale on July 1, 2024, to include sales from customers who have not previously ordered from the Company over the past twelve months compared to the prior definition which was thirty-six months. The reorder and new order sales amounts for the three and six months ended September 30, 2024, and the reorder and new order sales amounts for the three and six months ended September 30, 2023 reflect this new customer definition change.
Under the previous definition of a new customer, reorder and new order sales were $62.4 million and $6.2 million, respectively, for the three months ended September 30, 2023. Under the previous definition of a new customer, reorder and new order sales were $130.4 million and $14.0 million, respectively, for the six months ended September 30, 2023.

Note 3:    Net Income (Loss) Per Share
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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) (numerator):
Net income (loss)	$2,326	$715	$6,080	$(421)

Shares (denominator):
Weighted average number of common shares outstanding used in basic computation	20,597,807	20,382,979	20,555,544	20,357,752
Common shares issuable upon vesting of restricted stock	330,885	387,351	374,492	—
Common shares issuable upon conversion of preferred shares	10,125	10,125	10,125	—
Shares used in diluted computation	20,938,817	20,780,455	20,940,161	20,357,752

Net income (loss) per common share:

Basic	$0.11	$0.04	$0.30	$(0.02)
Diluted	$0.11	$0.03	$0.29	$(0.02)
For the three months ended September 30, 2024 and 2023, 661,440 and 435,558 shares issuable upon vesting of restricted stock and zero and zero shares issuable upon conversion of preferred shares, respectively, were excluded from the computation of diluted net income (loss) per common share, as their inclusion would have had an anti-dilutive effect on diluted net income (loss) per common share.
For the six months ended September 30, 2024 and 2023, 504,930 and 842,714 shares issuable upon vesting of restricted stock and zero and 10,125 shares issuable upon conversion of preferred shares, respectively, were excluded from the computation of diluted net income (loss) per common share, as their inclusion would have had an anti-dilutive effect on diluted net income (loss) per common share.
Note 4:    Stock-Based Compensation
The Company records compensation expense associated with restricted stock in accordance with ASC Topic 718 (“Compensation - Stock Compensation”). The Company had 426,380 common shares issued under the 2016 Employee Equity Compensation Restricted Stock Plan (the “2016 Employee Plan”) (which 2016 Employee Plan was succeeded by the 2022 Employee Plan in April 2023, and no further awards will be granted under the 2016 Employee Plan), 59,074 common shares issued under the 2022 Employee Equity Compensation Plan (as amended) (the “2022 Employee Plan”), and 257,567 common shares issued under the 2015 Outside Director Equity Compensation Plan (as amended) (the “2015 Director Plan”). At September 30, 2024, all shares were issued with service-based vesting conditions with the exception of 2,000 performance stock units which vested on July 1, 2024. The Company records stock-based compensation expense for these awards on a straight-line basis over the requisite service period. The Company reverses stock-based compensation expense previously recorded upon forfeiture of unvested awards except for the performance restricted shares with a market condition issued to the former Chief Executive Officer (“CEO”) and performance stock units (“PSUs”) with a market condition issued to the former Chief Financial Officer (“CFO”) as described in the following paragraphs. For the three months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense related to restricted stock awards of $0.6 million and $1.7 million, respectively. For the six months ended September 30, 2024 and 2023, the Company recorded a (reversal) and stock-based compensation expense related to restricted stock awards of $(7.6) million and $3.5 million, respectively.
In June 2023, the Board of Directors amended and restated the 2015 Director Plan and the 2022 Employee Plan (collectively, the "Plans") to include the ability to grant restricted stock units ("RSUs") and performance stock units

("PSUs") under the Plans. The amendments and restatement of the Plans did not increase the maximum number of shares of common stock that could be awarded under the Plans. At September 30, 2024, the Company had 43,000 RSUs outstanding under the 2024 Omnibus Incentive Plan (the “2024 Omnibus Plan”), 290,000 RSUs outstanding under the 2024 Inducement Incentive Plan (the “2024 Inducement Plan”), 608,219 RSUs outstanding under the 2022 Employee Plan and 22,316 RSUs outstanding under the 2015 Director Plan.

In August 2021, the Company issued 90,000 shares of restricted stock and 510,000 performance restricted shares with a market condition to the Company’s former CEO, in accordance with the former CEO’s employment agreement, under the 2016 Employee Plan. In April 2024, the Company and former CEO entered into a Transition and Separation Agreement pursuant to which the Company cancelled the 510,000 performance restricted shares and accelerated vesting on 30,000 remaining unvested restricted shares which otherwise would not have vested. Cancellation of the 510,000 shares resulted in an $8.8 million reversal of compensation expense, partially offset by $0.1 million of compensation expense from the accelerated vesting of the 30,000 shares in the six months ended September 30, 2024.

On April 29, 2024, the Company appointed a new CEO, and in conjunction with her new employment agreement, she received a grant of 483,092 RSUs under the Company’s 2022 Employee Equity Compensation Plan for a number of RSUs equal to $2.0 million divided by the closing price of the Company’s common stock on the Nasdaq Stock Market on the date of grant, subject to a $4.00 minimum stock price. Such RSUs will vest in one-third increments on each of the first three anniversaries of the date of grant so long as the CEO continues to be employed by the Company on each vesting date, and such RSUs will otherwise contain the standard provisions for RSU grants by the Company.
In August 2022, the Company issued 13,000 restricted shares and 3,000 performance restricted shares to the Company's former CFO, in accordance with the CFO's employment agreement, under the 2016 Employee Plan. One-third of the restricted shares were scheduled to vest on each of the first three anniversaries of the date of grant, subject to the CFO’s continued employment with the Company through the applicable vesting date, with any unvested RSUs being forfeited upon the CFO ceasing to be an employee of the Company. The performance restricted shares were based on the attainment of performance criteria equally weighted between adjusted EBITDA and revenue, and on June 8, 2023 the Company determined that the performance criteria were not attained over the applicable performance period and the performance restricted shares were cancelled.
In June 2023, the Company granted the Company's former CFO 11,750 RSUs under the 2022 Employee Plan, of which 3,750 RSUs were awarded in recognition of the CFO’s contributions during fiscal year 2023 and the remaining 8,000 awarded as a part of the equity award cycle for fiscal year 2024. One-third of the RSUs were scheduled to vest on each of the first three anniversaries of the date of grant, subject to the CFO’s continued employment with the Company through the applicable vesting date, with any unvested RSUs being forfeited upon the former CFO ceasing to be an employee of the Company. Also in June 2023, the former CFO was awarded 8,000 PSUs with a market condition.
On May 16, 2024, the Company granted the former CFO 74,850 RSUs of which 14,970 would vest on June 30, 2024, 22,455 would vest August 31, 2024 and 37,425 would vest on August 31, 2025. On May 31, 2024, the Company and CFO entered into a Transition and Separation Agreement pursuant to which the former CFO agreed to leave the Company following a transition period. Upon the completion of the transition period and contingent on the former CFO’s complying with the terms of the Agreement, the Company accelerated the vesting of all unvested restricted shares and RSUs that were originally scheduled to vest on or before August 3, 2025. Under the Agreement, PSUs with a market condition were cancelled. Acceleration and cancellation of the former CFO’s restricted shares, RSUs and PSUs resulted in net additional compensation expense of $0.2 million in the three months ended June 30, 2024.
On August 8, 2024, the Company adopted the 2024 Omnibus Plan pursuant to which the Company reserved 850,000 shares of common stock, par value $.001 per share, of the Company’s common stock for the issuance of equity awards granted.
On September 27, 2024, the Company adopted the 2024 Inducement Plan pursuant to which the Company reserved 350,000 shares of common stock, par value $.001 per share, of the Company’s common stock (subject to the adjustment provisions of the Inducement Plan) for the issuance of equity awards granted under the Inducement Plan.
On September 27, 2024, the new CFO received a grant of 250,000 RSUs under the Company’s 2024 Inducement Plan for a number of RSUs equal to $1.0 million divided by the closing price of the Company’s common stock on the Nasdaq Stock Market on the date of grant, subject to a $4.00 minimum stock price. Such RSUs will vest in one-third increments on each of the first three anniversaries of the date of grant so long as the CFO continues to be employed by the Company on each vesting date, and such RSUs will otherwise contain the standard provisions for RSU grants by the Company.

All stock-based compensation expense is recognized as a payroll-related expense and it is included within the general and administrative expenses line item within the Company’s unaudited Condensed Consolidated Statements of Operations, and the offset is included in the additional paid-in capital line item of the Company’s unaudited Condensed Consolidated Balance Sheets.
Restricted Stock Awards
The fair value assigned to restricted stock awards (“RSAs”) is the market price of the Company’s stock at the grant date. The vesting period ranges from one to three years. Restricted stock award activity under the 2016 Employee Plan, 2022 Employee Plan, and 2015 Director Plan was as follows:

	2015 Director Plan	2016 Employee Plan	2022 Employee Plan	Total	Weighted-Average Grant Date Fair Value
Non-vested restricted stock outstanding at March 31, 2024	23,707	605,343	74,076	703,126	$19.39
Granted and issued	–	–	–	–	$–
Vested	(13,666)	(59,256)	(46,742)	(119,664)	$22.08
Forfeited	–	(530,880)	(23,334)	(554,214)	$18.72
Balance at September 30, 2024	10,041	15,207	4,000	29,248	$21.05
At September 30, 2024 and 2023, there were 29,248 and 725,529 RSAs subject to restriction and forfeiture outstanding, respectively. For the three months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense related to RSAs of $0.2 million and $1.6 million, respectively. For the six months ended September 30, 2024 and 2023, the Company recorded a (reversal) stock-based compensation expense related to RSAs of $(8.3) million and $3.4 million, respectively.
Restricted Stock Units
The Company first granted RSUs in the year ended March 31, 2024. The fair value assigned to RSUs is the market price of the Company’s stock on the grant date. The vesting period for employees and members of the Board of Directors generally ranges from one to three years. For the six months ended September 30, 2024, RSU activity under the Plans was as follows:

	RSUs	Weighted-Average Grant Date Fair Value Per RSU
Balance at March 31, 2024	85,080	$12.75
Granted	995,258	$4.01
Vested and issued	(66,739)	$8.38
Forfeited	(50,064)	$6.50
Balance at September 30, 2024	963,535	$4.35

The total grant-date fair value of RSUs granted during the three months ended September 30, 2024 and 2023 was $1.2 million and $0.9 million, respectively. The total grant-date fair value of RSUs granted during the six months ended September 30, 2024 and 2023 was $4.0 million and $1.1 million, respectively. For the three months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense related to RSUs of $0.4 million and $0.1 million, respectively. For the six months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense related to RSUs of $0.7 million and $0.1 million, respectively.
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

PSU activity under the Plans was as follows:

	PSUs	Weighted-Average Grant Date Fair Value Per PSU
Balance at March 31, 2024	12,000	$10.48
Granted	–	$–
Vested and issued	(2,000)	$13.95
Forfeited	(10,000)	$9.79
Performance adjustment	–	$–
Balance at September 30, 2024	–	$–

In the six months ended September 30, 2024, 10,000 PSUs were forfeited. The total grant-date fair value of PSUs granted during the six months ended September 30, 2024 and 2023 was zero and $0.1 million, respectively. There were no PSU’s granted in the three months ended September 30, 2024 and 2023. For the three months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense, net of forfeitures, related to PSUs of zero and $20 thousand, respectively. For the six months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense, net of forfeitures, related to PSUs of $(36) thousand and $24 thousand, respectively.

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
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. At September 30, 2024 and March 31, 2024, the Company had invested the majority of its $52.0 million and $55.3 million cash and cash equivalents balance in money market funds which are classified within Level 1.

Note 6: Intangible and Other Assets, Net

Intangible assets and other assets, net consisted of the following (in thousands):

	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
September 30, 2024
Intangible Assets
Toll-free telephone number	Indefinite	$375	$–	$375	Indefinite
Internet domain names	Indefinite	485	–	485	Indefinite
Trade Names - PetCareRx	Indefinite	2,600	–	2,600	Indefinite
Customer Relationships -PetCareRx	7 years	6,700	(1,436)	5,264	5.5 years
Developed Technology - PetCareRx	3 years	3,000	(1,500)	1,500	1.5 years
		$13,160	$(2,936)	$10,224
Other Assets
Initial minority interest investment in Vetster	N/A	5,300	–	5,300	N/A

Balance September 30, 2024		$18,460	$(2,936)	$15,524

March 31, 2024
Intangible Assets
Toll-free telephone number	Indefinite	$375	$–	$375	Indefinite
Internet domain names	Indefinite	485	–	485	Indefinite
Trade Names - PetCareRx	Indefinite	2,600		2,600	Indefinite
Customer Relationships -PetCareRx	7 years	6,700	(957)	$5,743	6 years
Developed Technology - PetCareRx	3 years	3,000	(1,000)	$2,000	2 years
		$13,160	$(1,957)	$11,203
Other Assets
Initial minority interest investment in Vetster	N/A	5,300	–	5,300	N/A

Balance March 31, 2024		$18,460	$(1,957)	$16,503

Amortization expense for intangible assets was $0.5 million and $0.5 million for the three months ended September 30, 2024 and 2023, respectively. Amortization expense for intangible assets was $1.0 million and $1.0 million for the six months ended September 30, 2024 and 2023, respectively. The indefinite life intangibles are not being amortized and are subject to an annual review for impairment in accordance with the ASC Topic 350 (“Goodwill and Other Intangible Assets”).
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

Note 7:    Commitments and Contingencies
Legal Matters and Routine Proceedings
On April 18, 2024, Plaintiff Timothy Fitchett (“Plaintiff”) filed an action against the Company in the Court of Common Pleas of Allegheny County, Pennsylvania, on behalf of himself and purportedly on behalf of a class of others similarly situated. Plaintiff alleges that the Company violated Pennsylvania’s Unfair Trade Practices and Consumer Protection Law by representing “reg.” prices for products which the Company allegedly never charged for those products. On May 13, 2024, the Company removed the matter to the U.S. District Court for the Western District of Pennsylvania in Pittsburgh. The company successfully opposed the Plaintiff's motion to remand the case back to the Court of Common Pleas. On the face of the Complaint, Plaintiff is seeking damages for himself in the amount of the allegedly illusory discounts he allegedly believed he was receiving when purchasing products from the Company or, in the alternative, a complete refund of amounts he paid to the Company, and he is also seeking a liability determination for members of the proposed class. The Company denies liability in this matter and intends to defend the action accordingly, and the Company cannot determine materiality or estimate a range of potential liability, if any, at this time if the Company were determined to be liable.
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

Note 8:     Changes in Shareholders’ Equity:
Changes in Shareholders’ Equity for the three and six months ended September 30, 2024 is summarized below (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings

Beginning balance at March 31, 2024:	$21	$25,146	$71,555
Stock based compensation (reversal)	—	(8,204)	—
Dividends forfeited	—	—	1,250
Net income	—	—	3,754
Ending balance at June 30, 2024:	$21	$16,942	$76,559
Stock based compensation expense	—	573	—
Dividends forfeited	—	—	4
Net income	—	—	2,326
Ending balance at September 30, 2024:	$21	$17,515	$78,889

Changes in Shareholders’ Equity for the three and six months ended ended September 30, 2023 is summarized below (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings

Beginning balance at March 31, 2023:	$21	$18,277	$91,659
Stock based compensation expense	—	1,760	—
Dividends declared	—	—	(6,346)
Net loss	—	—	(1,136)
Ending balance at June 30, 2023:	$21	$20,037	$84,177
Stock based compensation expense	—	1,728	—
Dividends declared	—	—	(6,308)
Net income	—	—	715
Ending balance at September 30, 2023:	$21	$21,765	$78,584
There were no shares of common stock that were purchased or retired in the six months ended September 30, 2024 or 2023.
Note 9: Income Taxes

For the three months ended September 30, 2024 and 2023, the Company recorded an income tax benefit of approximately $1.4 million and an income tax provision of approximately $0.6 million, respectively, and for the six months ended September 30, 2024 and 2023, the Company recorded an income tax benefit of $0.4 million and an income tax provision of $0.3 million, respectively. The decrease in the income tax provision for the three and six months ended September 30, 2024 is related to the cancellation of the former CEO’s performance stock units resulting in additional $8.7 million of increased income during the year. The effective tax rate for the three months ended September 30, 2024 was approximately (151.5)%, compared to approximately 44.1% for the three months ended September 30, 2023, and the effective tax rate for the six months ended September 30, 2024 was approximately (7.9)%, compared to approximately (184.5)% for the six months ended September 30, 2023 . The projected full-year effective tax rate used for purposes of the income tax provision for the three and six months ended September 30, 2024 reflects the $1.8 million impact of a favorable permanent difference associated with the cancellation of the former CEO’s performance restricted shares. No tax benefit was recorded for the original compensation expense due to expected limitation under Internal Revenue Code Section 162 (m) and therefore, there is no tax benefit to reverse upon cancellation of the stock. The impact of this favorable permanent difference is partially offset by the impacts of stock compensation recognized for book and tax purposes.
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
Note 10: Related Party Transaction
On September 29, 2024 the Company entered into a master services agreement with Fabric, Inc ( “Fabric”), a privately-held company. Under this agreement, Fabric will provide services to the Company with a one-year term with auto-renewal unless either party provides notice at least 90 days in advance. Per the terms of the agreement, the Company will pay Fabric, $115,000 the first year and $100,000 for each potential year thereafter with potential changes in the amounts paid based on actual usage of Fabric’s services. There was no amount owed by the Company to Fabric as of September 30, 2024. Sandra Campos, Chief Executive Officer and President of the Company, is an investor in Fabric and serves on the Board of Directors of Fabric. This transaction was reviewed and approved by the Company’s Audit Committee of the Board of Directors in accordance with the Company’s related party transaction policy.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, and our 2024 Form 10-K.
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
We market our products through national advertising campaigns which aim to increase the recognition of the “PetMeds®” brand name, and "PetCareRx" brand name, increase traffic to our websites at www.petmeds.com and www.petcarerx.com, acquire new customers, and maximize repeat purchases. Our sales consist of products sold mainly to retail consumers. The average purchase was approximately $96 and $94 for the quarters ended September 30, 2024, and September 30, 2023, respectively.
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
There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K, filed on June 11, 2024, except as noted below:

Long-lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of the asset to the undiscounted cash flows expected to be generated from the asset. Management determined that no impairment of long-lived assets existed as of September 30, 2024.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. The Company is required to assess goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs its annual impairment assessment in the fourth quarter of each year. The Company has concluded that it has one reporting unit and has assigned the entire balance of goodwill to this reporting unit. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
The Company performed a goodwill impairment test as of September 30, 2024 initially using a qualitative assessment. The Company considered its share price decreases as well as the decrease in its quarterly sales from the three months ended June 30, 2024 to be indicative of a risk that the carrying amount of goodwill may not be recoverable. Based on these and other qualitative factors, the Company determined a triggering event occurred that required an interim goodwill impairment test. The Company performed a quantitative impairment test and valuation to identify the fair value of its reporting unit.

Based on the quantitative assessment, the Company concluded that goodwill was not impaired because the estimated fair value of the reporting unit exceeded its carrying value by approximately $44.8 million. The Company estimated the fair value of its reporting unit using a combination of a discounted cash flow and public company market approach with a 70% and 30% weighting, respectively. A key assumption under the cash flow approach was a 30% weighted average cost of capital. A key assumption under the public company market approach was a 10% control premium.

The Company’s other indefinite-lived intangible assets are primarily made up of a trade name which was evaluated for impairment using a qualitative assessment and concluded it was not more likely than not that the other indefinite-lived assets were impaired as of September 30, 2024.
Economic Conditions, Challenges, and Risk

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

Results of Operations
The following should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in our unaudited Condensed Consolidated Statements of Income (Loss):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.9	71.7	72.3	71.5

Gross profit	29.1	28.3	27.7	28.5

Operating expenses:
General and administrative	17.6	16.8	12.1	18.5
Advertising	7.7	7.8	9.1	8.6
Depreciation and amortization	2.8	2.4	2.6	2.3
Total operating expenses	28.1	27.0	23.8	29.4

Income (loss) from operations	1.0	1.3	3.9	(0.9)

Total other income	0.6	0.6	0.5	0.7

Income (loss) before provision for income taxes	1.6	1.9	4.4	(0.2)

(Benefit) provision for income taxes	(2.4)	0.8	(0.3)	0.2

Net income (loss)	4.0%	1.1%	4.8%	(0.4)%
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
We believe it is useful to exclude non-cash charges, such as net stock-based compensation expense, depreciation and amortization from our adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. We believe it is useful to exclude income tax provision and interest income (expense), as neither are components of our core business operations. We also believe that it is useful to exclude other non-operational expenses, including acquisition costs related to PetCareRx, employee severance and estimated state sales tax accruals and settlements as these items are not indicative of our ongoing operations. Adjusted EBITDA has limitations as a financial measure, and these non-GAAP measures should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
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
•Other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces the measure’s usefulness as comparative measures.
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

The following tables present a reconciliation of net income (loss), the most directly comparable GAAP measure, to adjusted EBITDA for each of the periods indicated:

	Three Months Ended		Increase (Decrease)
($ in thousands, except percentages)	September 30, 2024	September 30, 2023	$	%

Consolidated Reconciliation of GAAP Net Income to Adjusted EBITDA:

Net income	$2,326	$715	$1,611	225%

Add (subtract):
Stock-based Compensation	573	1,728	(1,155)	(67)%
Income Taxes	(1,401)	565	(1,966)	(348)%
Depreciation and Amortization	1,658	1,713	(55)	(3)%
Interest (Income), Net (1)	(185)	(151)	(34)	23%
Acquisition/Partnership Transactions and Other Items	–	168	(168)	(100)%
Employee Severance	305	15	290	1933%
Sales Tax (Income)	(1,178)	(1,316)	138	(10)%

Adjusted EBITDA	$2,098	$3,437	$(1,339)	(39)%
(1) Included in interest income, net is $0.4 million of interest expense related to the sales tax liability and $0.6 million of interest income for the three months ended September 30, 2024. This compares to $0.4 million of interest expense related to the sales tax liability and $0.6 million of interest income for the three months ended September 30, 2023.

	Six Months Ended		Increase (Decrease)
($ in thousands, except percentages)	September 30, 2024	September 30, 2023	$	%

Consolidated Reconciliation of GAAP Net Income to Adjusted EBITDA:

Net income (loss)	$6,080	$(421)	$6,501	(1544)%

Add (subtract):
Stock-based Compensation	$(7,631)	$3,488	$(11,119)	(319)%
Income Taxes	$(443)	$273	(716)	(262)%
Depreciation and Amortization	$3,379	$3,391	(12)	—%
Interest (Income), Net (1)	$(280)	$(345)	65	(19)%
Acquisition/Partnership Transactions and Other Items	$180	$1,294	(1,114)	(86)%
Employee Severance	$454	$408	46	11%
Sales Tax (Income)	$(1,178)	$(1,316)	138	(10)%

Adjusted EBITDA	$561	$6,772	$(6,211)	(92)%
(1) Included in interest income, net is $0.8 million of interest expense related to the sales tax liability and $1.1 million of interest income for the six months ended September 30, 2024. This compares to $0.8 million of interest expense related to the sales tax liability and $1.2 million of interest income for the six months ended September 30, 2023.
Three Months Ended September 30, 2024 Compared With Three Months Ended September 30, 2023 and Six Months Ended September 30, 2024 Compared With Six Months Ended September 30, 2023
Sales
Sales decreased by approximately $11.4 million, or 16.1%, to approximately $59.6 million for the quarter ended September 30, 2024, compared to approximately $71.0 million for the quarter ended September 30, 2023. Sales decreased by approximately $21.7 million, or 14.6%, to approximately $127.5 million for the six months ended September 30, 2024, compared to approximately $149.2 million for the quarter ended September 30, 2023. The decrease in sales for the quarter ended September 30, 2024 reflects broader macroeconomic factors partially offset by lower consumer promotional usage. The decrease in sales for the six months ended September 30, 2024 reflects both broader macroeconomic factors and higher consumer promotional usage.
Reorder sales decreased by approximately $8.0 million, or 13.7%, to approximately $50.1 million for the quarter ended September 30, 2024, compared to approximately $58.0 million for the quarter ended September 30, 2023. Reorder sales decreased by approximately $15.9 million, or 13.2%, to approximately $104.3 million for the six months ended September 30, 2024, compared to approximately $120.2 million for the for six months ended September 30, 2023. The decrease in reorder sales is primarily due to a decline in prescription medication sales.
New order sales decreased by approximately $3.1 million or 29.4%, to approximately $7.4 million for the quarter ended September 30, 2024, compared to $10.6 million for the quarter ended September 30, 2023. New order sales decreased by approximately $5.4 million or 22.3%, to approximately $18.8 million for the six months ended September 30, 2024, compared to $24.3 million for the six months ended September 30, 2023. The decrease for the quarter ended September 30, 2024 in new order sales is primarily due to a strategic reduction in media spend.
We acquired approximately 77,000 new customers for the quarter ended September 30, 2024 compared to approximately 113,000 new customers for the quarter ended September 30, 2023. We acquired approximately 197,000 new customers for the six months ended September 30, 2024 compared to approximately 250,000 new customers for the six months ended September 30, 2023. The following tables illustrates sales by various sales classifications:

	Three Months Ended September 30,				Increase (Decrease)
Revenue (In thousands)	2024	%	2023	%	$	%

Reorder sales	$50,052	84.0%	$58,017	81.7%	$(7,965)	(13.7)%
New order sales	7,449	12.5%	10,558	14.9%	(3,109)	(29.4)%
Membership fees	2,069	3.5%	2,424	3.4%	(355)	(14.6)%

Total net sales	$59,570	100.0%	$70,999	100.0%	$(11,429)	(16.1)%

	Six Months Ended September 30,				Increase (Decrease)
Revenue (In thousands)	2024	%	2023	%	$	%

Reorder sales	$104,291	81.8%	$120,182	80.6%	$(15,891)	(13.2)%
New order sales	18,838	14.8%	24,251	16.2%	(5,413)	(22.3)%
Membership fees	4,393	3.4%	4,810	3.2%	(417)	(8.7)%

Total net sales	$127,522	100.0%	$149,243	100.0%	$(21,721)	(14.6)%

The Company changed the definition of a new order sale on July 1, 2024, to include sales from customers who have not previously ordered from the Company over the past twelve months compared to the prior definition which was thirty-six months. The reorder and new order sales amounts for the three and six months ended September 30, 2024, and the reorder and new order sales amounts for the three and six months ended September 30, 2023 reflect this new definition.
Under the previous definition of a new customer, reorder and new order sales were $62.4 million and $6.2 million, respectively, for the three months ended September 30, 2023. Under the previous definition of a new customer, reorder and new order sales were $130.4 million and $14.0 million, respectively, for the six months ended September 30, 2023.
AutoShip & Save subscription sales as a percentage of total sales was 53.3% of net sales for the most recent quarter ended September 30, 2024, up from 51.0% of net sales for the same period last year.
Going forward, sales may be adversely affected due to increased competition and consumers giving more consideration to price. The changes in consumer behavior due to macroeconomic factors makes future sales somewhat challenging to predict. No guarantees can be made that sales will grow in the future.
Cost of sales
Cost of sales decreased by approximately $8.7 million, or 17.0%, to approximately $42.3 million for the quarter ended September 30, 2024, from approximately $50.9 million for the quarter ended September 30, 2023. Cost of sales decreased by approximately $14.4 million, or 13.5%, to approximately $92.2 million for the six months ended September 30, 2024, from approximately $106.7 million for the six months ended September 30, 2023. Cost of sales, as a percentage of sales, was 70.9% for the quarter ended September 30, 2024, compared to 71.7% for the quarter ended September 30, 2023. Cost of sales, as a percentage of sales, was 72.3% for the six months ended September 30, 2024, compared to 71.5% for the six months ended September 30, 2023. The cost of sales, as a percentage of sales, decreased for the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023 primarily due to an increase in vendor promotional activity in the most recent period. The cost of sales, as a percentage of sales, increased for the six months ended September 30, 2024 compared to the six months ended September 30, 2023 primarily due to an increase in discount activity in the most recent period.

Gross profit
Gross profit decreased by approximately $2.8 million, or 13.7%, to approximately $17.3 million for the quarter ended September 30, 2024, from approximately $20.1 million for the quarter ended September 30, 2023. Gross profit decreased by approximately $7.3 million, or 17.2%, to approximately $35.3 million for the six months ended September 30, 2024, from approximately $42.6 million for the six months ended September 30, 2023.The gross profit decreases for the quarter and six months ended ended September 30, 2024 compared to the quarter ended and six months ended September 30, 2023 were primarily due to lower sales. The gross margin percentage increased by approximately 0.8%, to approximately 29.1% for the quarter ended September 30, 2024, from approximately 28.3% for the quarter ended September 30, 2023, primarily due to favorable sales mix and lower discount activity in the most recent quarter.
General and administrative expenses
General and administrative expenses decreased by approximately $1.5 million, or 12.3%, to approximately $10.5 million for the quarter ended September 30, 2024, from approximately $12.0 million for the quarter ended September 30, 2023. The decrease to general and administrative expenses for the quarter ended September 30, 2024 was primarily due to a $1.2 million decrease in stock-based compensation expense, which was primarily related to reduced stock compensation associated with an executive departure, a $0.3 million decrease in payroll, and a $0.4 million decrease in credit card processing fees. These decreases were partially offset a $0.3 million increase in professional fees.
General and administrative expenses decreased by approximately $12.3 million, or 44.5%, to approximately $15.4 million for the six months ended September 30, 2024, from approximately $27.7 million for the six months ended September 30, 2023. The decrease to general and administrative expenses for the six months ended September 30, 2024 was primarily due to an $11.1 million decrease in stock-based compensation expense, of which $8.7 million was from the stock compensation reversal associated with an executive departure, a $0.5 million decrease in credit card processing fees which were driven by lower sales, and a $0.6 million decrease in payroll.
Advertising expenses
Advertising expenses decreased by approximately $0.9 million, or 16.4%, to approximately $4.6 million for the quarter ended September 30, 2024, from approximately $5.5 million for the quarter ended September 30, 2023. The decrease for the quarter can be mainly attributed to lower gross media spend and by lower marketing funded by manufacturers. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $60 for the quarter ended September 30, 2024 compared to $49 for the quarter ended September 30, 2023. The increase to customer acquisition costs for the quarter ended September 30, 2024, was due to a less efficient variable marketing spend. The advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, spending, and price competition. Historically, the advertising environment fluctuates due to supply and demand. A more favorable advertising environment may positively impact future sales, whereas a less favorable advertising environment may negatively impact future sales. As a percentage of sales, advertising expense was 7.7% and 7.8% for the quarters ended September 30, 2024 and 2023, respectively. The advertising percentage may fluctuate quarter to quarter due to seasonality and advertising availability.
Advertising expenses decreased by approximately $1.2 million, or 9.2%, to approximately $11.6 million for the six months ended September 30, 2024, from approximately $12.8 million for the six months ended September 30, 2023. The decrease can be mainly attributed to lower gross media spend partially offset by lower marketing funded by manufacturers. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $59 for the six months ended September 30, 2024 compared to $51 for the six months ended September 30, 2023. As a percentage of sales, advertising expense was 9.1% and 8.6% for the six months ended September 30, 2024 and 2023, respectively.
Depreciation and amortization
Depreciation and amortization expense was $1.7 million and $1.7 million for the quarters ended September 30, 2024 and September 30, 2023, respectively. Depreciation and amortization expense was $3.4 million and $3.4 million for the six months ended September 30, 2024 and September 30, 2023, respectively.
Other income
Other income remained unchanged for the quarter ended September 30, 2024 and 2023. Other income decreased to approximately $0.7 million for the six months ended September 30, 2024 compared to approximately $1.1 million for the six months ended September 30, 2023.The decrease to other income for the quarter was due to slightly lower invested balances, and a one time payment received in prior year. Interest income may decrease in the future based on several factors, including utilization of our cash balances on future investments or partnerships, or on our operating activities. Additionally, interest income could increase or decrease if the current interest rate environment changes.
Provision for income taxes

For the quarters ended September 30, 2024 and 2023, the Company recorded an income tax benefit of approximately $1.4 million and a tax provision of approximately $0.6 million, respectively. For the six months ended September 30, 2024 and 2023, the Company recorded an income tax benefit of approximately $0.4 million and a tax provision of approximately $0.3 million, respectively. The decrease in the tax provision for the three and six months ended September 30, 2024 is related to the cancellation of the former CEO’s performance stock units resulting in additional $8.7 million of income during the quarter. The effective tax rate for the quarter ended September 30, 2024 was approximately (151.5)%, compared to approximately 44.1% for the quarter ended September 30, 2023.
Liquidity and Capital Resources
Overview
We believe that our cash and cash equivalents currently on hand and expected cash flows from future operations will be sufficient to continue operations for at least the next twelve months. We continue to monitor, evaluate, and manage our operating plans, forecasts, and liquidity considering the most recent developments driven by macroeconomic conditions, such as supply chain challenges, inflation, rising interest rates, and geopolitical events. We proactively seek opportunities to improve the efficiency of our operations, take steps to realize internal cost savings, including aligning our staffing needs, creating a more variable cost structure to better support our current and expected future levels of operations and process streamlining.
Current Sources of Liquidity
Our working capital at September 30, 2024 and March 31, 2024 was $21.9 million and $21.5 million, respectively. The $0.5 million increase in working capital was attributable to the $22.9 million decrease in current assets, primarily inventory and prepaid expenses, which were offset by the $23.3 million decrease in current liabilities, primarily accounts payable. Net cash used in operating activities was $1.1 million for the six months ended September 30, 2024, compared to cash used in operating activities of $0.2 million for the six months ended September 30, 2023. The inventory decline was attributable to the Company’s SKU rationalization strategy to reduce the amount of inventory on hand. The $0.9 million decrease in cash provided by operating activities is due to the $6.5 million increase in net income reduced by $11.5 million of non-cash operating adjustments and offset by the $4.1 million increase in current liabilities net of current assets excluding cash. Net cash used in investing activities was $1.9 million for the six months ended September 30, 2024, compared to $38.0 million used in investing activities for the six months ended September 30, 2023. The change in net cash used in investing activities is primarily related to the PetCareRx acquisition and an additional investment in Vetster in the prior year. Net cash used in financing activities was $0.2 million and $12.4 million for the six months ended September 30, 2024 and the six months ended September 30, 2023, respectively, due to the payment of an aggregate $0.60 per share dividend for the six months ended September 30, 2023.
The board reviews and discusses the capital allocation needs of the Company on a quarterly basis and as part of that review on October 26, 2023, our Board of Directors elected to suspend the quarterly dividend indefinitely. This move was intended to focus use of the Company’s existing cash flow on growth initiatives and other, higher return initiatives. The declaration and payment of future dividends is discretionary and will be subject to a determination by the Board of Directors.
As of September 30, 2024, we had $1.2 million in outstanding lease commitments assumed in the PetCareRx acquisition for the leases on two buildings. Other than the foregoing leases, we are not currently bound by any material long-term or short-term commitments for the purchase or lease of capital expenditures. Any material amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any future increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Our primary source of working capital is cash from operations. We presently have no alternative sources of working capital and have no commitments.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and cash equivalents. At September 30, 2024, we had $52.0 million in cash and cash equivalents, and the majority of our cash and cash equivalents generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and cash equivalents. It would also impact the market value of our cash and cash equivalents. Our cash and cash equivalents are subject to market risk, primarily interest rate and credit risk. Our cash and cash equivalents are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by maintaining cash in federally-insured bank deposit accounts and restricting cash equivalents to highly-liquid investments with maturities of three months or less. We do not hold any derivative financial instruments that could expose us to significant market risk. At September 30, 2024, we had no debt obligations.
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2024, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date, that our disclosure controls and procedures were not effective as of September 30, 2024, due to material weaknesses described below.
Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As identified in our 2024 Form 10-K, we identified the following material weaknesses:
1.A material weakness in the design of our controls over the review of appropriate application of GAAP relating to our sales tax liability as well as an additional tax error relating the misapplication of Internal Revenue Code Section162(m) which limits the deductibility of executive compensation in our consolidated financial statements. We also identified a material weakness in the design of our controls over accurate valuation of our deferred tax asset and goodwill relating to our acquisition of PetCareRx .
2.A material weakness in internal controls relating to our information technology general controls (“ITGCs”) in the areas of user access, change management, and service organizations over information technology (“IT”) systems that support the Company’s financial reporting processes. This material weakness may impact revenue and other business process controls and automated controls reliant upon these ITGCs. We believe these control deficiencies have been influenced by insufficient documentation to support management's procedures. The individual deficiencies identified to preventative and detective controls resulted in an aggregate material weakness related to ITGCs. This material weakness did not result in any identified misstatements to the financial statements or any change in previously released financial results.
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

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.
For a description of our legal proceedings, see “Note 7: Commitments and Contingencies — Legal Matters and Routine Proceedings” to our condensed consolidated financial statements, which is incorporated by reference.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.    OTHER INFORMATION.
(a) and (b)
On November 6, 2024, the Company’s Board of Directors (the “Board”) approved and adopted a Third Amended and Restated Bylaws of the Company amending and restating the Company’s Second Amended and Restated Bylaws (as amended and restated, the “Bylaws”) to (i) align the Bylaws with the Securities and Exchange Commission’s requirements regarding “universal” proxy cards pursuant to Rule 14a-19 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); (ii) enhance and clarify certain procedural mechanics and disclosure requirements relating to director nominations submitted by shareholders pursuant to the advance notice provisions of the Bylaws, including by requiring that proposing shareholders and any other proponents provide additional background information and disclosures and make certain representations; (iii) enhance certain procedural mechanics and disclosure requirements in connection with shareholder submissions of proposals regarding other business at any meeting of the shareholders (other than proposals made pursuant to Rule 14a-8 promulgated under the Exchange Act); (iv) enhance and clarify certain procedural mechanics and disclosure requirements relating to shareholders’ actions by written consent; (v) designate (a) a state court located within the State of Florida (or if no such court has jurisdiction, the federal district court for the Southern District of Florida) as the exclusive forum for resolution of any actions asserting claims of breach of fiduciary duties, derivative actions, actions arising pursuant to the Florida Business Corporation Act, the Company’s Articles of Incorporation or the Bylaws, or actions asserting claims governed by the internal affairs doctrine, and (b) U.S. federal district courts as the exclusive forum for resolution of actions asserting claims arising under the Securities Act of 1933, as amended; and (vi) make certain other clarifications and technical or non-substantive changes. The Bylaws were effective upon adoption by the Board.
The foregoing description of the Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, which are filed as Exhibit 3.3 to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

(c)
During the three months ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.    EXHIBITS.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 10-SB, File No. 000-28827, filed January 10, 2000).
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.2 to our Form 10-K for the year ended March 31, 2015, filed May 22, 2015).
3.3 *	Third Amended and Restated Bylaws of PetMed Express, Inc.
10.1 +	Offer letter, dated August 5, 2024, by and between Doug Krulik and PetMed Express, Inc. (incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 5, 2024).
10.2 +	Executive Employment Agreement, dated September 16, 2024, between PetMed Express, Inc. and Robyn D’Elia (incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 12, 2024).
10.3 +	PetMed Express, Inc. 2024 Inducement Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 27, 2024).
10.4 +	Form of Restricted Stock Unit Award under 2024 Inducement Incentive Plan (incorporated by reference to Exhibit 10.1.1 to our Form 8-K filed September 27, 2024).
10.5 +	Form of Performance Stock Unit Award under 2024 Inducement Incentive Plan (incorporated by reference to Exhibit 10.1.2 to our Form 8-K filed September 27, 2024).
10.6 +	Form of Restricted Stock Award under 2024 Inducement Incentive Plan (incorporated by reference to Exhibit 10.1.3 to our Form 8-K filed September 27, 2024).
10.7 +	Form of Stock Option Award under the 2024 Inducement Incentive Plan (incorporated by reference to Exhibit 10.1.4 to our Form 8-K filed September 27, 2024).
10.8 +	PetMed Express, Inc. 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 8, 2024).
10.9 +	Form of Restricted Stock Unit Award under 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1.1 to our Form 8-K filed August 8, 2024).
10.10 +	Form of Performance Stock Unit Award under 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1.2 to our Form 8-K filed August 8, 2024).
10.11 +	Form of Restricted Stock Award under 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1.3 to our Form 8-K filed August 8, 2024).
10.12 +	Form of Stock Option Award under the 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1.4 to our Form 8-K filed August 8, 2024).
10.13 +	Non-Employee Director Compensation Program, revised as of August 8, 2024 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed August 8, 2024).
101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.
**    Furnished herewith.

+ Indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PETMED EXPRESS, INC.

Date: November 7, 2024

By:	/s/ Sandra Y. Campos
Sandra Y. Campos

Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Robyn D’Elia
Robyn D’Elia

Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Douglas Krulik
Douglas Krulik

Chief Accounting Officer
(Principal Accounting Officer)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
PETMED EXPRESS, INC
________________________
FORM 10-Q
FOR THE QUARTER ENDED:
SEPTEMBER 30, 2024
________________________
EXHIBITS
________________________