Form 10-Q
period 2024-12-31
PETMED EXPRESS INC
filed 2025-02-10
CIK 1040130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
or
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
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	PETS	NASDAQ Global Select Market
Preferred Stock Purchase Rights	N/A	NASDAQ Global Select Market
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,656,457 shares of Common Stock, $.001 par value per share, at February 10, 2025.

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

ITEM 1. FINANCIAL STATEMENTS.
PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	December 31, 2024	March 31, 2024
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$50,101	$55,296
Accounts receivable, less allowance for credit losses of $88 and $273, respectively	2,259	3,283
Inventories, net	11,795	28,556
Prepaid expenses and other current assets	3,888	6,325
Prepaid income taxes	340	188
Total current assets	68,383	93,648

Noncurrent assets:
Property and equipment, net	28,425	26,657
Intangible and other assets, net	15,035	16,503
Goodwill	26,658	26,658
Operating lease right-of-use assets	1,077	1,432
Deferred tax assets, net	5,217	4,986
Total noncurrent assets	76,412	76,236

Total assets	$144,795	$169,884

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$10,945	$37,024
Sales tax payable	24,483	25,012
Accrued expenses and other current liabilities	10,922	7,060
Current operating lease liabilities	453	459
Deferred revenue	1,156	2,603
Total current liabilities	47,959	72,158

Operating lease liabilities, net of current lease liabilities	652	995

Total liabilities	48,611	73,153

Commitments and contingencies (Note 7)

Shareholders' equity:
Preferred stock, $.001 par value, 5,100,000 shares and 5,000,000 shares authorized respectively; 2,500 convertible shares issued and outstanding with a liquidation preference of $4 per share	9	9
Common stock, $.001 par value, 40,000,000 shares authorized; 20,656,457 and 21,148,692 shares issued and outstanding, respectively	21	21
Additional paid-in capital	17,967	25,146
Retained earnings	78,187	71,555

Total shareholders' equity	96,184	96,731

Total liabilities and shareholders' equity	$144,795	$169,884
See accompanying notes to unaudited condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share amounts) (Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023

Net sales	$52,984	$65,317	$180,506	$214,560
Cost of sales	38,075	47,434	130,315	154,089

Gross profit	14,909	17,883	50,191	60,471

Operating expenses:
General and administrative	10,786	13,425	26,153	41,098
Advertising	2,987	5,762	14,583	18,539
Depreciation and amortization	1,586	1,770	4,965	5,161
Total operating expenses	15,359	20,957	45,701	64,798

(Loss) income from operations	(450)	(3,074)	4,490	(4,327)

Other income:
Interest income, net	28	136	308	481
Other, net	180	293	597	1,053
Total other income	208	429	905	1,534

(Loss) income before provision (benefit) for income taxes	(242)	(2,645)	5,395	(2,793)

Provision (benefit) for income taxes	465	(618)	22	(345)

Net (loss) income	$(707)	$(2,027)	$5,373	$(2,448)

Net (loss) income per common share:
Basic	$(0.03)	$(0.10)	$0.26	$(0.12)
Diluted	$(0.03)	$(0.10)	$0.26	$(0.12)

Weighted average number of common shares outstanding:
Basic	20,634,651	20,425,282	20,581,913	20,380,262
Diluted	20,634,651	20,425,282	20,987,260	20,380,262

Cash dividends declared per common share	$—	$—	$—	$0.60
See accompanying notes to unaudited condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$5,373	$(2,448)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,965	5,161
Share based compensation	(7,179)	5,196
Deferred income taxes	(231)	(436)
Bad debt expense	324	53
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	700	(119)
Inventories, net	16,761	(12,438)
Prepaid income taxes	(152)	65
Prepaid expenses and other current assets	2,437	(2,664)
Operating lease right-of-use assets, net	355	594
Accounts payable	(26,078)	7,929
Sales tax payable	(529)	(1,942)
Accrued expenses and other current liabilities	2,756	(1,258)
Lease liabilities	(349)	(577)
Deferred revenue	(1,447)	75
Net cash used in operating activities	(2,294)	(2,808)

Cash flows from investing activities:
Purchase of minority interest investment in Vetster	–	(300)
Acquisition of PetCareRx, net of cash acquired	–	(35,859)
Purchases of property and equipment	(2,725)	(3,260)
Net cash used in investing activities	(2,725)	(39,419)

Cash flows from financing activities:
Dividends paid	(176)	(12,419)
Net cash used in financing activities	(176)	(12,419)

Net decrease in cash and cash equivalents	(5,195)	(54,646)
Cash and cash equivalents, at beginning of period	55,296	104,086

Cash and cash equivalents, at end of period	$50,101	$49,440

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$474	$43

Dividends payable in accrued expenses and other current liabilities	$32	$1,498

Non-cash investing activity for PPE additions	$2,539	$–
See accompanying notes to unaudited condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1:    Summary of Significant Accounting Policies
Organization
PetMed Express, Inc. and subsidiaries, d/b/a PetMeds® and PetCareRx, Inc. d/b/a PetCareRx® (collectively, the “Company”), is a leading nationwide direct-to-consumer pet pharmacy and online provider of prescription and non-prescription medications, food, supplements, supplies and vet services for dogs, cats, and horses. The Company markets and sells directly to consumers through its websites, customer contact center, and mobile application. The Company offers consumers an attractive alternative for obtaining pet medications, foods, and supplies in terms of convenience, price, speed of delivery, and valued customer service.
Founded in 1996, the Company’s executive headquarters offices are currently located in Delray Beach, Florida. The Company’s fiscal year end is March 31, and references herein to fiscal 2025 or fiscal 2024 refer to the Company's fiscal years ending March 31, 2025 and 2024, respectively.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at December 31, 2024, the Statements of Operations for the three and nine months ended December 31, 2024 and 2023, and Cash Flows for the nine months ended December 31, 2024 and 2023. The results of operations for the three and nine months ended December 31, 2024 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2025. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our 2024 Form 10-K. The unaudited condensed consolidated financial statements include the accounts of PetMed Express, Inc. and its direct and indirect wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
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
Deferred Revenue
Deferred revenue is recorded when payments are received or due in advance of performing our service obligations and revenue is recognized over the service period. Deferred revenue represents prepayments of PetPlus memberships with PetCareRx, Inc. (“PetCareRx”). The total deferred revenue as of December 31, 2024 and March 31, 2024 for these memberships was $1.2 million and $2.6 million, respectively. Memberships provide discounted pricing, free standard shipping, veterinary telehealth services and local Caremark Pharmacy prescription pickup. The membership fee is an annual charge and automatically renews one year from the initial enrollment date. The Company generally recognizes the revenue ratably over the term of the membership.
Long-lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of the asset to the undiscounted cash flows expected to be generated from the asset. Management determined that no impairment of long-lived assets existed as of December 31, 2024.

Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. The Company is required to assess goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Goodwill was evaluated for impairment using a qualitative assessment and the Company concluded that it was not more likely than not that goodwill was impaired as of December 31, 2024. The Company performs its annual impairment assessment in the fourth fiscal quarter of each year. The Company has concluded that it has one reporting unit and has assigned the entire balance of goodwill to this reporting unit. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
The Company’s other indefinite-lived intangible assets are primarily made up of a trade name which was evaluated for impairment using a qualitative assessment and the Company concluded that it was not more likely than not that the other indefinite-lived assets were impaired as of December 31, 2024.
Recent Accounting Pronouncements
The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's consolidated financial position, results of operations, or cash flows.
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Update 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". This Update applies to all public entities that are required to report segment information in accordance with Topic 280. The amendments in this Update revise reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this Update do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The Update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Update should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this Update.
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
Note 2:    Revenue Recognition
In accordance with ASC Topic 606 ("Revenue from Contracts with Customers"), the Company primarily generates revenue by selling prescription and non-prescription pet medication products, pet food, supplements, and supplies, from one of the Company’s two warehouses. Certain pet supplies offered on the Company’s websites are drop shipped to customers. The Company considers itself the principal in the arrangement because the Company controls the specified good before it is transferred to the customer. Revenue contracts contain one performance obligation, which is delivery of the product. Customer care and support is deemed not to be a material right to the contract. The transaction price is adjusted at the date of sale for any applicable sales discounts and an estimate of product returns, which are based on historical patterns, however this is not considered a key judgment. Revenue is recognized when control transfers to the customer at the point in time at which the shipment of the product occurs. This key judgment is determined as the shipping point, which represents the point in time when the Company has a present right to payment, title has transferred to the customer, and the customer has assumed the risks and rewards of ownership. Additionally, the Company has external relationships for telehealth veterinary and insurance services. Virtually all the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize the accounts receivable balances relative to sales.

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
Membership fees represent the amounts recognized from two membership models. The first is the PetPlus membership for PetCareRx customers, and the second is a partner membership, which allows employees in-network to join the PetPlus membership program through their employers. These memberships provide discounted pricing, free standard shipping, veterinary telehealth services and local Caremark Pharmacy prescription pickup which represent a single stand-ready performance obligation to provide these benefits. The PetPlus membership fee is an upfront annual charge and automatically renews one year from the initial enrollment date. The Company recognizes the revenue ratably over the term of the PetPlus membership which is generally one year. As shown in the following table, under the PetPlus program, the Company recognized $1.0 million and $3.7 million of previously deferred annual membership fees in the three and nine months ended December 31, 2024, and had $1.2 million of deferred revenue as of December 31, 2024.

(amounts in millions)
Deferred revenue, March 31, 2024	$2.6
Deferred memberships fees and others received	1.1
Deferred membership fee revenue and others recognized	(1.5)
Deferred revenue, June 30, 2024	2.1
Deferred memberships fees and others received	0.7
Deferred membership fee revenue and others recognized	(1.2)
Deferred revenue, September 30, 2024	1.6
Deferred memberships fees and others received	0.5
Deferred membership fee revenue and others recognized	(1.0)
Deferred revenue, December 31, 2024	$1.2
In addition to annual membership fees earned under the PetPlus program, the Company also earns membership fees on a month-to-month basis under its PetCareRx partner membership program. For the three and nine months ended December 31, 2024, membership fees earned under the partner program were $0.9 million and $2.8 million, respectively. For the three and nine months ended December 31, 2023, membership fees earned under the partner program were $0.7 million and $2.1 million, respectively.
The Company has no material contract asset or liability balances at December 31, 2024 or March 31, 2024, respectively.
The Company disaggregates sales in the following categories: reorder sales vs new order sales vs membership fees. The following table illustrates sales in those categories:

	Three Months Ended December 31,				Increase (Decrease)
Net Sales (in thousands)	2024	%	2023	%	$	%

Reorder sales	$45,076	85.1%	$54,067	82.8%	$(8,991)	(16.6)%
New order sales	6,075	11.5%	8,803	13.5%	(2,728)	(31.0)%
Membership fees	1,833	3.5%	2,447	3.7%	(614)	(25.1)%

Total net sales	$52,984	100.0%	$65,317	100.0%	$(12,333)	(18.9)%

	Nine Months Ended December 31,				Increase (Decrease)
Net Sales (in thousands)	2024	%	2023	%	$	%

Reorder sales	$149,367	82.7%	$174,250	81.3%	$(24,883)	(14.3)%
New order sales	24,913	13.8%	33,054	15.4%	(8,141)	(24.6)%
Membership fees	6,226	3.4%	7,256	3.4%	(1,030)	(14.2)%

Total net sales	$180,506	100.0%	$214,560	100.0%	$(34,054)	(15.9)%
The Company changed the definition of a new order sale on July 1, 2024, to include sales from customers who have not previously ordered from the Company over the past twelve months compared to the prior definition which was thirty-six months. The reorder and new order sales amounts for the three and nine months ended December 31, 2024, and the reorder and new order sales amounts for the three and nine months ended December 31, 2023 reflect this new customer definition change.
Under the previous definition of a new customer, reorder and new order sales were $57.7 million and $5.2 million, respectively, for the three months ended December 31, 2023. Under the previous definition of a new customer, reorder and new order sales were $188.1 million and $19.2 million, respectively, for the nine months ended December 31, 2023.

Note 3:    Net (Loss) Income Per Share
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

The following is a reconciliation of the numerators and denominators of the basic and diluted net (loss) income per share computations for the periods presented (in thousands, except for share and per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net (loss) income (numerator):
Net (loss) income	$(707)	$(2,027)	$5,373	$(2,448)

Shares (denominator):
Weighted average number of common shares outstanding used in basic computation	20,634,651	20,425,282	20,581,913	20,380,262
Common shares issuable upon vesting of restricted stock	—	—	395,222	—
Common shares issuable upon conversion of preferred shares	—	—	10,125	—
Shares used in diluted computation	20,634,651	20,425,282	20,987,260	20,380,262

Net (loss) income per common share:

Basic	$(0.03)	$(0.10)	$0.26	$(0.12)
Diluted	$(0.03)	$(0.10)	$0.26	$(0.12)
For the three months ended December 31, 2024 and 2023, 986,378 and 825,825 shares issuable upon vesting of restricted stock and 10,125 and 10,125 shares issuable upon conversion of preferred shares, respectively, were excluded from the computation of diluted net (loss) income per common share, as their inclusion would have had an anti-dilutive effect on diluted net (loss) income per common share.
For the nine months ended December 31, 2024 and 2023, 519,852 and 837,084 shares issuable upon vesting of restricted stock and zero and 10,125 shares issuable upon conversion of preferred shares, respectively, were excluded from the computation of diluted net (loss) income per common share, as their inclusion would have had an anti-dilutive effect on diluted net (loss) income per common share.
Note 4:    Stock-Based Compensation
The Company records compensation expense associated with restricted stock in accordance with ASC Topic 718 (“Compensation - Stock Compensation”). The Company had 423,619 common shares issued, net of forfeitures, under the 2016 Employee Equity Compensation Restricted Stock Plan (the “2016 Employee Plan”) (which 2016 Employee Plan was succeeded by the 2022 Employee Plan in April 2023, and no further awards will be granted under the 2016 Employee Plan), 55,074 common shares issued, net of forfeitures, under the 2022 Employee Equity Compensation Plan (as amended) (the “2022 Employee Plan”), and 257,567 common shares issued, net of forfeitures, under the 2015 Outside Director Equity Compensation Plan (as amended) (the “2015 Director Plan”). At December 31, 2024, all outstanding shares under these plans were issued with service-based vesting conditions with the exception of 2,000 performance stock units which vested on July 1, 2024. The Company records stock-based compensation expense for these awards on a straight-line basis over the requisite service period. The Company reverses stock-based compensation expense previously recorded upon forfeiture of unvested awards except for the performance restricted shares with a market condition issued to the former Chief Executive Officer (“CEO”) and performance stock units (“PSUs”) with a market condition issued to the former Chief Financial Officer (“CFO”) as described in the following paragraphs. For the three months ended December 31, 2024 and 2023, the Company recorded stock-based compensation expense related to restricted stock awards of $0.5 million and $1.7 million, respectively. For the nine months ended December 31, 2024 and 2023, the Company recorded a (reversal) of previously recorded stock-based compensation expense and stock-based compensation expense related to restricted stock awards of $(7.2) million and $5.2 million, respectively.
In June 2023, the Board of Directors amended and restated the 2015 Director Plan and the 2022 Employee Plan (collectively, the "Plans") to include the ability to grant restricted stock units ("RSUs") and performance stock units

("PSUs") under the Plans. The amendments and restatement of the Plans did not increase the maximum number of shares of common stock that could be awarded under the Plans. At December 31, 2024, the Company had 83,500 RSUs outstanding under the 2024 Omnibus Incentive Plan (the “2024 Omnibus Plan”), 290,000 RSUs outstanding under the 2024 Inducement Incentive Plan (the “2024 Inducement Plan”), 569,365 RSUs outstanding under the 2022 Employee Plan and 22,316 RSUs outstanding under the 2015 Director Plan.

In August 2021, the Company issued 90,000 shares of restricted stock and 510,000 performance restricted shares with a market condition to the Company’s former CEO, in accordance with the former CEO’s employment agreement, under the 2016 Employee Plan. In April 2024, the Company and former CEO entered into a Transition and Separation Agreement pursuant to which the Company cancelled the 510,000 performance restricted shares and accelerated vesting on 30,000 remaining unvested restricted shares which otherwise would not have vested. Cancellation of the 510,000 shares resulted in an $8.8 million reversal of compensation expense, partially offset by $0.1 million of compensation expense from the accelerated vesting of the 30,000 shares in the nine months ended December 31, 2024.

On April 29, 2024, the Company appointed a new CEO, and in conjunction with her new employment agreement, she received a grant of 483,092 RSUs under the Company’s 2022 Employee Equity Compensation Plan. Such RSUs will vest in one-third increments on each of the first three anniversaries of the date of grant so long as the CEO continues to be employed by the Company on each vesting date, and such RSUs will otherwise contain the standard provisions for RSU grants by the Company.
In August 2022, the Company issued 13,000 restricted shares and 3,000 performance restricted shares to the Company's former CFO, in accordance with the CFO's employment agreement, under the 2016 Employee Plan. One-third of the restricted shares were scheduled to vest on each of the first three anniversaries of the date of grant, subject to the CFO’s continued employment with the Company through the applicable vesting date, with any unvested RSUs being forfeited upon the CFO ceasing to be an employee of the Company. The performance restricted shares were based on the attainment of performance criteria equally weighted between adjusted EBITDA and revenue. On June 8, 2023, the Company determined that the performance criteria were not attained over the applicable performance period and accordingly, the performance restricted shares were cancelled.
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
On May 16, 2024, the Company granted the former CFO 74,850 RSUs of which 14,970 would vest on June 30, 2024, 22,455 would vest August 31, 2024 and 37,425 would vest on August 31, 2025. On May 31, 2024, the Company and the former CFO entered into a Transition and Separation Agreement pursuant to which the former CFO agreed to leave the Company following a transition period. Upon the completion of the transition period and contingent on the former CFO’s complying with the terms of the Agreement, the Company accelerated the vesting of all unvested restricted shares and RSUs that were originally scheduled to vest on or before August 3, 2025. Under the Agreement, PSUs with a market condition were cancelled. Acceleration and cancellation of the former CFO’s restricted shares, RSUs and PSUs resulted in net additional compensation expense of $0.2 million in the three months ended June 30, 2024.
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
On September 27, 2024, the Company’s new CFO received a grant of 250,000 RSUs under the Company’s 2024 Inducement Plan. Such RSUs will vest in one-third increments on each of the first three anniversaries of the date of grant so long as the CFO continues to be employed by the Company on each vesting date, and such RSUs will otherwise contain the standard provisions for RSU grants by the Company.
All stock-based compensation expense is recognized as a payroll-related expense and is included within the general and administrative expenses line item within the Company’s unaudited Condensed Consolidated Statements of Operations, with the offset included in the additional paid-in capital line item of the Company’s unaudited Condensed Consolidated Balance Sheets.
Restricted Stock Awards
The fair value assigned to restricted stock awards (“RSAs”) is the market price of the Company’s stock at the grant date. The vesting period ranges from one to three years. Restricted stock award activity in the nine months ended December 31, 2024 was as follows:

	2015 Director Plan	2016 Employee Plan	2022 Employee Plan	Total	Weighted-Average Grant Date Fair Value
Non-vested restricted stock outstanding at March 31, 2024	23,707	605,343	74,076	703,126	$19.39
Granted and issued	–	–	–	–	$–
Vested	(13,666)	(60,540)	(46,742)	(120,948)	$22.10
Forfeited	–	(533,641)	(27,334)	(560,975)	$18.71
Balance at December 31, 2024	10,041	11,162	–	21,203	$21.96
At December 31, 2024 and 2023, there were 21,203 and 728,446 RSAs subject to restriction and forfeiture outstanding, respectively. For the three months ended December 31, 2024 and 2023, the Company recorded stock-based compensation expense related to RSAs of $0.1 million and $1.6 million, respectively. For the nine months ended December 31, 2024 and 2023, the Company recorded a (reversal) of previously recorded stock-based compensation expense and stock-based compensation expense related to RSAs of $(8.2) million and $5.0 million, respectively.
Restricted Stock Units
The Company first granted RSUs in the year ended March 31, 2024. The fair value assigned to RSUs is the market price of the Company’s stock on the grant date. The vesting period for employees and members of the Board of Directors generally ranges from one to three years. For the nine months ended December 31, 2024, RSU activity under the 2022 Employee Plan, 2015 Director Plan, 2024 Omnibus Plan and 2024 Inducement Plan was as follows:

	RSUs	Weighted-Average Grant Date Fair Value Per RSU
Balance at March 31, 2024	85,080	$12.75
Granted	1,037,258	$4.04
Vested and issued	(66,739)	$8.38
Forfeited	(90,418)	$5.84
Balance at December 31, 2024	965,181	$4.33

The total grant-date fair value of RSUs granted during the three months ended December 31, 2024 and 2023 was $0.2 million and zero, respectively. The total grant-date fair value of RSUs granted during the nine months ended December 31, 2024 and 2023 was $4.2 million and $1.1 million, respectively. For the three months ended December 31, 2024 and 2023, the Company recorded stock-based compensation expense related to RSUs of $0.4 million and $0.1 million, respectively. For the nine months ended December 31, 2024 and 2023, the Company recorded stock-based compensation expense related to RSUs of $1.1 million and $0.2 million, respectively.
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

For the nine months ended December 31, 2024, PSU activity under the 2022 Employee Plan, 2015 Director Plan, 2024 Omnibus Plan and 2024 Inducement Plan was as follows:

	PSUs	Weighted-Average Grant Date Fair Value Per PSU
Balance at March 31, 2024	12,000	$10.48
Granted	–	$–
Vested and issued	(2,000)	$13.95
Forfeited	(10,000)	$9.79
Balance at December 31, 2024	–	$–

In the nine months ended December 31, 2024, 10,000 PSUs were forfeited. The total grant-date fair value of PSUs granted during the nine months ended December 31, 2024 and 2023 was zero and $0.1 million, respectively. There were no PSU’s granted in the three months ended December 31, 2024 and 2023. For the three months ended December 31, 2024 and 2023, the Company recorded stock-based compensation expense, net of forfeitures, related to PSUs of zero and $20 thousand, respectively. For the nine months ended December 31, 2024 and 2023, the Company recorded stock-based compensation (benefit) expense, net of forfeitures, related to PSUs of $(36) thousand and $44 thousand, respectively.

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
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. At December 31, 2024 and March 31, 2024, the Company had invested the majority of its $50.1 million and $55.3 million cash and cash equivalents balance in money market funds which are classified within Level 1.

Note 6: Intangible and Other Assets, Net

Intangible assets and other assets, net consisted of the following (in thousands):

	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
December 31, 2024
Intangible Assets
Toll-free telephone number	Indefinite	$375	$–	$375	Indefinite
Internet domain names	Indefinite	485	–	485	Indefinite
Trade Names - PetCareRx	Indefinite	2,600	–	2,600	Indefinite
Customer Relationships -PetCareRx	7 years	6,700	(1,675)	5,025	5.25 years
Developed Technology - PetCareRx	3 years	3,000	(1,750)	1,250	1.25 years
		$13,160	$(3,425)	$9,735
Other Assets
Minority interest investment in Vetster	N/A	5,300	–	5,300	N/A

Balance December 31, 2024		$18,460	$(3,425)	$15,035

March 31, 2024
Intangible Assets
Toll-free telephone number	Indefinite	$375	$–	$375	Indefinite
Internet domain names	Indefinite	485	–	485	Indefinite
Trade Names - PetCareRx	Indefinite	2,600		2,600	Indefinite
Customer Relationships -PetCareRx	7 years	6,700	(957)	$5,743	6 years
Developed Technology - PetCareRx	3 years	3,000	(1,000)	$2,000	2 years
		$13,160	$(1,957)	$11,203
Other Assets
Minority interest investment in Vetster	N/A	5,300	–	5,300	N/A

Balance March 31, 2024		$18,460	$(1,957)	$16,503

Amortization expense for intangible assets was $0.5 million for the three months ended December 31, 2024 and 2023. Amortization expense for intangible assets was $1.5 million for the nine months ended December 31, 2024 and 2023. The indefinite life intangibles are not being amortized and are subject to an annual review for impairment in accordance with the ASC Topic 350 (“Goodwill and Other Intangible Assets”).
On April 19, 2022, the Company engaged in a three-year partnership agreement with Vetster Inc. (“Vetster”), a Canadian veterinary telehealth company. The Company also purchased a 5% minority interest in Vetster in the amount of $5.0 million and received warrants for additional equity in Vetster, which are tied to future performance milestones. Under the terms of the agreement, Vetster became the exclusive provider of telehealth and telemedicine services to the Company. The minority interest investment is being valued on the cost basis and the investment will be evaluated periodically for any impairment. On October 3, 2023, the Company purchased additional shares in Vetster in the amount of $0.3 million, which increased the minority interest investment to $5.3 million. Following this round, the Company’s minority ownership changed to approximately 4.8% of Vetster’s outstanding shares.

Note 7:    Commitments and Contingencies
Legal Matters and Routine Proceedings
On April 18, 2024, Plaintiff Timothy Fitchett (“Plaintiff”) filed an action against the Company in the Court of Common Pleas of Allegheny County, Pennsylvania, on behalf of himself and purportedly on behalf of a class of others similarly situated. Plaintiff alleges that the Company violated Pennsylvania’s Unfair Trade Practices and Consumer

Protection Law by representing “reg.” prices for products which the Company allegedly never charged for those products. On May 13, 2024, the Company removed the matter to the U.S. District Court for the Western District of Pennsylvania in Pittsburgh. The company successfully opposed the Plaintiff's motion to remand the case back to the Court of Common Pleas. On the face of the Complaint, Plaintiff is seeking damages for himself in the amount of the allegedly illusory discounts he allegedly believed he was receiving when purchasing products from the Company or, in the alternative, a complete refund of amounts he paid to the Company, and he is also seeking a liability determination for members of the proposed class. The Company denies liability in this matter and intends to defend the action accordingly. The Company cannot determine materiality or estimate a range of potential liability, if any, at this time if the Company were determined to be liable.
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

Note 8:     Changes in Shareholders’ Equity:
Changes in Shareholders’ Equity for the three and nine months ended December 31, 2024 is summarized below (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings

Beginning balance at March 31, 2024:	$21	$25,146	$71,555
Stock based compensation (reversal)	—	(8,204)	—
Dividends forfeited	—	—	1,250
Net income	—	—	3,754
Ending balance at June 30, 2024:	$21	$16,942	$76,559
Stock based compensation expense	—	573	—
Dividends forfeited	—	—	4
Net income	—	—	2,326
Ending balance at September 30, 2024:	$21	$17,515	$78,889
Stock based compensation expense	—	452	—
Dividends forfeited	—	—	5
Net loss	—	—	(707)
Ending balance at December 31, 2024:	$21	$17,967	$78,187

Changes in Shareholders’ Equity for the three and nine months ended December 31, 2023 is summarized below (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings

Beginning balance at March 31, 2023:	$21	$18,277	$91,659
Stock based compensation expense	—	1,760	—
Dividends declared	—	—	(6,346)
Net loss	—	—	(1,136)
Ending balance at June 30, 2023:	$21	$20,037	$84,177
Stock based compensation expense	—	1,728	—
Dividends declared	—	—	(6,308)
Net income	—	—	715
Ending balance at September 30, 2023:	$21	$21,765	$78,584
Stock based compensation expense	—	1,708	—
Net loss	—	—	(2,027)
Ending balance at December 31, 2023:	$21	$23,473	$76,557
There were no shares of common stock that were purchased or retired in the nine months ended December 31, 2024 or 2023.
On December 2, 2024, the Board of Directors (the “Board”) of the Company adopted a rights agreement and declared a dividend of one right (a “Right”) for each outstanding share of Company common stock, to shareholders of record at the close of business on December 16, 2024 (the “Record Date”). The description and terms of the Rights are set forth in a rights agreement, dated as of December 3, 2024 (the “Rights Agreement”), between the Company and Continental Stock Transfer & Trust Company, a federally chartered trust company, as rights agent.
The Board adopted the Rights Agreement to protect the investment of shareholders during a period in which it believes shares of the Company do not reflect the inherent value of the business or its long-term growth potential, and during which there have been recent significant accumulations of common stock by certain shareholders. The Rights Agreement is intended to enable shareholders to realize the long-term value of their investment in the Company by reducing the likelihood that any entity, person, or group is able to gain a control or control-like position in the Company through open market accumulation without paying all shareholders an appropriate control premium or providing the Board sufficient opportunity to make informed judgments and take actions that are in the best interests of all shareholders.
In general terms, the Rights Agreement imposes significant dilution upon any person or group (other than the Company and certain other excluded persons and exempt persons), that is or becomes the beneficial owner of 12.5% or more of the common stock without the prior approval of the Board following the first public announcement by the Company of the adoption of the Rights Agreement. The term “beneficial ownership” is defined in the Rights Agreement and includes, among other things, certain derivative arrangements.

In general, each Right entitles its registered holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share (“Preferred Stock”), of the Company at an exercise price of $27.00 per Right, subject to adjustment under certain circumstances (the “Purchase Price”). The Rights will become exercisable if (among other things) any person or group acquires 12.5% or more of the outstanding common stock, including through derivatives agreements, without the approval of the Board (an “Acquiring Person”). If a person or group becomes an Acquiring Person, all holders of Rights except the Acquiring Person or any associate or affiliate thereof may, upon exercise of a Right, purchase for the Purchase Price shares of Common Stock with a market value of two times the Purchase Price, based on the market price of the Common Stock prior to such acquisition. If the Company is acquired in a merger or similar transaction after an Acquiring Person becomes such, all holders of Rights except the Acquiring Person or any associate or affiliate thereof may, upon exercise of a Right, purchase for the Purchase Price shares of the acquiring company with a market value of two times the Purchase Price, based on the market price of the acquiring company’s stock prior to such transaction. Any Rights held by an Acquiring Person will be void and may not be exercised.
The Rights will expire on the earliest to occur of (a) the close of business on December 2, 2025, (b) the time at which the Rights are redeemed by the Company (as provided in the Rights Agreement), or (c) the time at which the Rights are exchanged by the Company (as provided in the Rights Agreement). There was no impact to the Company’s current period financial statements from adopting this Rights Agreement.
In connection with the adoption of the Rights Agreement, the Board adopted Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company (the “Articles of Amendment”), which designates the rights, preferences, and privileges of 100,000 shares of a new series of the Company’s preferred stock, par value $0.001 per share, designated as Series A Junior Participating Preferred Stock. The Company filed the Articles of Amendment with the Secretary of State of the State of Florida on December 3, 2024.

Note 9: Income Taxes

For the three months ended December 31, 2024 and 2023, the Company recorded an income tax provision of approximately $0.5 million and an income tax benefit of approximately $0.6 million, respectively, and for the nine months ended December 31, 2024 and 2023, the Company recorded an income tax provision of $22 thousand and an income tax benefit of $0.3 million, respectively. The increase in the income tax provision for the nine months ended December 31, 2024 is related to the cancellation of the former CEO’s performance stock units resulting in additional $8.7 million of increased income during the year. The effective tax rate for the three months ended December 31, 2024 was approximately (192.1)%, compared to approximately 23.4% for the three months ended December 31, 2023, and the effective tax rate for the nine months ended December 31, 2024 was approximately 0.4%, compared to approximately 12.4% for the nine months ended December 31, 2023. The projected full-year effective tax rate used for purposes of the income tax provision for the three and nine months ended December 31, 2024 reflects the $1.8 million impact of a favorable permanent difference associated with the cancellation of the former CEO’s performance restricted shares. No tax benefit was recorded for the original compensation expense due to expected limitation under Internal Revenue Code Section 162 (m) and therefore, there is no tax benefit to reverse upon cancellation of the stock. The impact of this favorable permanent difference is partially offset by the impacts of stock-based compensation recognized for book and tax purposes.
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
Note 10: Related Party Transaction
On September 29, 2024 the Company entered into a master services agreement with Fabric, Inc ( “Fabric”), a privately-held company. Under this agreement, Fabric will provide cloud-based product services to the Company with a one-year term with auto-renewal unless either party provides notice at least 90 days in advance. Per the terms of the agreement, the Company will pay Fabric $115,000 the first year and $100,000 for each potential year thereafter with potential changes in the amounts paid based on actual usage of Fabric’s services. There was no expense related to this contract for the three and nine months ended December 31, 2024. There was no amount owed by the Company to Fabric as of December 31, 2024. Sandra Campos, Chief Executive Officer and President of the Company, is an equity-holder in Fabric and serves on the Board of Directors of Fabric. This transaction was reviewed and approved by the Company’s Audit Committee of the Board of Directors in accordance with the Company’s related party transaction policy.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2024, and our 2024 Form 10-K.

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
Executive Summary
PetMed Express, Inc. and subsidiaries, d/b/a PetMeds®, and PetCareRx, Inc. is a leading nationwide direct-to-consumer pet pharmacy and online provider of prescription and non-prescription medications, foods, supplements, supplies and vet services for dogs, cats and horses. PetMeds markets and sells directly to consumers through its websites, toll-free numbers, and mobile application. We offer consumers an attractive alternative for obtaining pet medications, foods, and supplies in terms of convenience, price, speed of delivery, and valued customer service.
Founded in 1996, our executive headquarters offices are currently located at 420 South Congress Avenue, Delray Beach, Florida 33445, and our telephone number is (561) 526-4444. We have a March 31 fiscal year end.
Presently, our product line includes approximately 12,000 of the most popular pet medications, health products, food and supplies for dogs, cats, and horses.
We market our products through national advertising campaigns which aim to increase the recognition of the “PetMeds®” brand name, and "PetCareRx" brand name, increase traffic to our websites at www.petmeds.com and www.petcarerx.com, acquire new customers, and maximize repeat purchases. Our sales consist of products sold mainly to retail consumers. The average purchase was approximately $97 and $93 for the quarters ended December 31, 2024, and December 31, 2023, respectively.
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
There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K, filed on June 14, 2024, except as noted below:

Long-lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of the asset to the undiscounted cash flows expected to be generated from the asset. Management determined that no impairment of long-lived assets existed as of December 31, 2024.
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
The Company’s other indefinite-lived intangible assets are primarily made up of a trade name which was evaluated for impairment using a qualitative assessment and the Company concluded that it was not more likely than not that the other indefinite-lived assets were impaired as of December 31, 2024.
Economic Conditions, Challenges, and Risk

Macroeconomic factors, including inflation, increased interest rates, significant capital market and supply chain volatility, and political, global economic and geopolitical developments, have direct and indirect impacts on our results of operations that are difficult to isolate and quantify. In addition, rising fuel, utility, and food costs, rising interest rates, and recessionary fears may impact customer demand and our ability to forecast consumer spending patterns. We also expect the current macroeconomic environment and enterprise customer cost optimization efforts to impact our revenue growth rates. We expect some or all of these factors to continue to impact our operations for the remainder of fiscal 2025.

Results of Operations
The following should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in our unaudited Condensed Consolidated Statements of (Loss) Income:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.9	72.6	72.2	71.8

Gross profit	28.1	27.4	27.8	28.2

Operating expenses:
General and administrative	20.4	20.6	14.5	19.2
Advertising	5.6	8.8	8.1	8.6
Depreciation and amortization	3.0	2.7	2.8	2.4
Total operating expenses	29.0	32.1	25.3	30.2

(Loss) income from operations	(0.9)	(4.7)	2.5	(2.0)

Total other income	0.4	0.7	0.5	0.7

(Loss) income before provision (benefit) for income taxes	(0.5)	(4.0)	3.0	(1.3)

Provision (benefit) for income taxes	0.9	(0.9)	—	(0.2)

Net (loss) income	(1.4)%	(3.1)%	3.0%	(1.1)%
Non-GAAP Financial Measures
Adjusted EBITDA
To provide investors and the market with additional information regarding our financial results, we have disclosed (see below) adjusted EBITDA, a non-GAAP financial measure that we calculate as net income excluding share-based compensation expense (benefit), depreciation and amortization, income tax provision, interest income (expense), and other non-operational expenses. We have provided reconciliations below of net income to adjusted EBITDA, the most directly comparable GAAP financial measures.
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
We believe it is useful to exclude non-cash charges, such as net stock-based compensation expense (benefit), depreciation and amortization from our adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. We believe it is useful to exclude income tax provision and interest income (expense), as neither are components of our core business operations. We also believe that it is useful to exclude other non-operational expenses, including acquisition costs related to PetCareRx, employee severance and estimated state sales tax accruals and settlements as these items are not indicative of our ongoing operations. Adjusted EBITDA has limitations as a financial measure, and these non-GAAP measures should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
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
•Adjusted EBITDA does not reflect certain non-operating expenses (income) including sales tax expense (income) relating to recording a liability for sales tax we did not collect from our customers.
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

The following tables present a reconciliation of net (loss) income , the most directly comparable GAAP measure, to adjusted EBITDA for each of the periods indicated:

	Three Months Ended		Increase (Decrease)
($ in thousands, except percentages)	December 31, 2024	December 31, 2023	$	%

Consolidated Reconciliation of GAAP Net Income to Adjusted EBITDA:

Net loss	$(707)	$(2,027)	$1,320	(65)%

Add (subtract):
Stock-based Compensation	452	1,708	(1,256)	(74)%
Income Taxes	465	(618)	1,083	(175)%
Depreciation and Amortization	1,586	1,770	(184)	(10)%
Interest Income, Net (1)	(28)	(136)	108	(79)%
Acquisition/Partnership Transactions and Other Items	25	—	25	n/m
Employee Severance	209	—	209	n/m
Sales Tax Expense	—	228	(228)	(100)%

Adjusted EBITDA	$2,002	$925	$1,077	116%
(1) Included in interest income, net is $0.4 million of interest expense related to the sales tax liability and $0.5 million of interest income for the three months ended December 31, 2024. This compares to $0.4 million of interest expense related to the sales tax liability and $0.6 million of interest income for the three months ended December 31, 2023.

	Nine Months Ended		Increase (Decrease)
($ in thousands, except percentages)	December 31, 2024	December 31, 2023	$	%

Consolidated Reconciliation of GAAP Net Income to Adjusted EBITDA:

Net income (loss)	$5,373	$(2,448)	$7,821	n/m

Add (subtract):
Stock-based Compensation	$(7,179)	$5,196	$(12,375)	n/m
Income Taxes	$22	$(345)	367	n/m
Depreciation and Amortization	$4,965	$5,161	(196)	(4)%
Interest Income, Net (1)	$(308)	$(481)	173	(36)%
Acquisition/Partnership Transactions and Other Items	$205	$1,294	(1,089)	(84)%
Employee Severance	$663	$408	255	63%
Sales Tax (Income)	$(1,178)	$(1,088)	(90)	8%

Adjusted EBITDA	$2,563	$7,697	$(5,134)	(67)%
(1) Included in interest income, net is $1.2 million of interest expense related to the sales tax liability and $1.5 million of interest income for the nine months ended December 31, 2024. This compares to $1.3 million of interest expense related to the sales tax liability and $1.7 million of interest income for the nine months ended December 31, 2023.
Three Months Ended December 31, 2024 Compared With Three Months Ended December 31, 2023 and Nine Months Ended December 31, 2024 Compared With Nine Months Ended December 31, 2023
Net Sales
Sales decreased by approximately $12.3 million, or 18.9%, to approximately $53.0 million for the quarter ended December 31, 2024, compared to approximately $65.3 million for the quarter ended December 31, 2023. Sales decreased by approximately $34.1 million, or 15.9%, to approximately $180.5 million for the nine months ended December 31, 2024, compared to approximately $214.6 million for the nine months ended December 31, 2023. The decrease in sales for the quarter ended December 31, 2024 was primarily driven by an strategic reduction in gross advertising as we reset our marketing foundation for sustainable profitability. The decrease in sales for the nine months ended December 31, 2024 reflects a strategic reduction in advertising, broader macroeconomic factors, and higher consumer promotional usage.
Reorder sales decreased by approximately $9.0 million, or 16.6%, to approximately $45.1 million for the quarter ended December 31, 2024, compared to approximately $54.1 million for the quarter ended December 31, 2023. Reorder sales decreased by approximately $24.9 million, or 14.3%, to approximately $149.4 million for the nine months ended December 31, 2024, compared to approximately $174.3 million for the nine months ended December 31, 2023. The decrease in reorder sales for the three and nine months ended December 31, 2024 is primarily due to a decline in prescription medication sales.
New order sales decreased by approximately $2.7 million or 31.0%, to approximately $6.1 million for the quarter ended December 31, 2024, compared to $8.8 million for the quarter ended December 31, 2023. New order sales decreased by approximately $8.1 million or 24.6%, to approximately $24.9 million for the nine months ended December 31, 2024, compared to $33.1 million for the nine months ended December 31, 2023. The decrease for the quarter ended December 31, 2024 in new order sales is primarily due to a strategic reduction in advertising.
We acquired approximately 63,000 new customers for the quarter ended December 31, 2024 compared to approximately 97,000 new customers for the quarter ended December 31, 2023. We acquired approximately 260,000 new customers for the nine months ended December 31, 2024 compared to approximately 347,000 new customers for the nine months ended December 31, 2023. The following tables illustrates revenue by various revenue classifications:

	Three Months Ended December 31,				Increase (Decrease)
Net Sales (in thousands)	2024	%	2023	%	$	%

Reorder sales	$45,076	85.1%	$54,067	82.8%	$(8,991)	(16.6)%
New order sales	6,075	11.5%	8,803	13.5%	(2,728)	(31.0)%
Membership fees	1,833	3.5%	2,447	3.7%	(614)	(25.1)%

Total net sales	$52,984	100.0%	$65,317	100.0%	$(12,333)	(18.9)%

	Nine Months Ended December 31,				Increase (Decrease)
Net Sales (in thousands)	2024	%	2023	%	$	%

Reorder sales	$149,367	82.7%	$174,250	81.3%	$(24,883)	(14.3)%
New order sales	24,913	13.8%	33,054	15.4%	(8,141)	(24.6)%
Membership fees	6,226	3.4%	7,256	3.4%	(1,030)	(14.2)%

Total net sales	$180,506	100.0%	$214,560	100.0%	$(34,054)	(15.9)%

The Company changed the definition of a new order sale on July 1, 2024, to include sales from customers who have not previously ordered from the Company over the past twelve months compared to the prior definition which was thirty-six months. The reorder and new order sales amounts for the three and nine months ended December 31, 2024, and the reorder and new order sales amounts for the three and nine months ended December 31, 2023 reflect this new definition.
Under the previous definition of a new customer, reorder and new order sales were $57.7 million and $5.2 million, respectively, for the three months ended December 31, 2023. Under the previous definition of a new customer, reorder and new order sales were $188.1 million and $19.2 million, respectively, for the nine months ended December 31, 2023.
Recurring net sales, which includes AutoShip & Save subscriptions, and membership revenue, as a percentage of total gross sales was 56.2% for the most recent quarter ended December 31, 2024, up from 52.2% for the same period last year.
Going forward, sales may be adversely affected due to increased competition and consumers giving more consideration to price. The changes in consumer behavior due to macroeconomic factors makes future sales somewhat challenging to predict. No guarantees can be made that sales will grow in the future.
Cost of sales
Cost of sales decreased by approximately $9.4 million, or 19.7%, to approximately $38.1 million for the quarter ended December 31, 2024, from approximately $47.4 million for the quarter ended December 31, 2023. Cost of sales decreased by approximately $23.8 million, or 15.4%, to approximately $130.3 million for the nine months ended December 31, 2024, from approximately $154.1 million for the nine months ended December 31, 2023. Cost of sales, as a percentage of sales, was 71.9% for the quarter ended December 31, 2024, compared to 72.6% for the quarter ended December 31, 2023. Cost of sales, as a percentage of sales, was 72.2% for the nine months ended December 31, 2024, compared to 71.8% for the nine months ended December 31, 2023. The year over year decline for cost of sales, as a percentage of sales for the quarter ended December 31, 2024 compared to the quarter ended December 31, 2023 was primarily due to lower discount activity and favorable sales mix. The increase in cost of sales, as a percentage of sales, for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023 was primarily due to an increase in discount activity during the first six months of the fiscal year.

Gross profit
Gross profit decreased by approximately $3.0 million, or 16.6%, to approximately $14.9 million for the quarter ended December 31, 2024, from approximately $17.9 million for the quarter ended December 31, 2023. Gross profit decreased by approximately $10.3 million, or 17.0%, to approximately $50.2 million for the nine months ended December 31, 2024, from approximately $60.5 million for the nine months ended December 31, 2023. The gross profit decreases for the quarter and nine months ended December 31, 2024 compared to the quarter ended and nine months ended December 31, 2023 were primarily due to lower sales. The gross margin percentage increased by approximately 0.8%, to approximately 28.1% for the quarter ended December 31, 2024, from approximately 27.4% for the quarter ended December 31, 2023, primarily due to favorable sales mix and lower consumer promotional usage.
General and administrative expenses
General and administrative expenses decreased by approximately $2.6 million, or 19.7%, to approximately $10.8 million for the quarter ended December 31, 2024, from approximately $13.4 million for the quarter ended December 31, 2023. The decrease to general and administrative expenses for the quarter ended December 31, 2024 was due to a $1.3 million decrease in stock-based compensation expense, primarily related to reduced stock compensation associated with an executive departure, a $1.1 million decrease in payroll and payroll related expense, and a $0.4 million decrease in credit card processing fees driven by lower sales.
General and administrative expenses decreased by approximately $14.9 million, or 36.4%, to approximately $26.2 million for the nine months ended December 31, 2024, from approximately $41.1 million for the nine months ended December 31, 2023. The decrease to general and administrative expenses for the nine months ended December 31, 2024 was due to a $12.4 million decrease in stock-based compensation expense, of which $8.7 million was from the stock compensation reversal associated with an executive departure, a $1.6 million decrease in payroll and payroll related expense, and a $0.9 million decrease in credit card processing fees which were driven by lower sales.
Advertising expenses
Advertising expenses decreased by approximately $2.8 million, or 48.2%, to approximately $3.0 million for the quarter ended December 31, 2024, from approximately $5.8 million for the quarter ended December 31, 2023. The decrease for the quarter can be mainly attributed to lower gross media spend and a higher proportion of spending funded by third party partners. We strategically reduced gross advertising as we reset our marketing foundation for sustainable profitability. As a percentage of sales, advertising expense was 5.6% and 8.8% for the quarters ended December 31, 2024 and 2023, respectively. The advertising percentage may fluctuate quarter to quarter due to seasonality and advertising availability.
The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $47 for the quarter ended December 31, 2024 compared to $59 for the quarter ended December 31, 2023. The decrease to customer acquisition costs for the quarter ended December 31, 2024, was due to a more efficient variable marketing spend. The advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, spending, and price competition. Historically, the advertising environment fluctuates due to supply and demand. A more favorable advertising environment may positively impact future sales, whereas a less favorable advertising environment may negatively impact future sales.
Advertising expenses decreased by approximately $4.0 million, or 21.3%, to approximately $14.6 million for the nine months ended December 31, 2024, from approximately $18.5 million for the nine months ended December 31, 2023. The decrease can be mainly attributed to lower gross media spend, partially offset by lower marketing funded by manufacturers and advertising partners. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $56 for the nine months ended December 31, 2024 compared to $53 for the nine months ended December 31, 2023. As a percentage of sales, advertising expense was 8.1% and 8.6% for the nine months ended December 31, 2024 and 2023, respectively.
Depreciation and amortization
Depreciation and amortization expense was $1.6 million and $1.8 million for the quarters ended December 31, 2024 and December 31, 2023, respectively. Depreciation and amortization expense was $5.0 million and $5.2 million for the nine months ended December 31, 2024 and December 31, 2023, respectively.

Other income
Other income decreased to approximately $0.2 million for the quarter ended December 31, 2024 compared to approximately $0.4 million for the quarter ended December 31, 2023. Other income decreased to approximately $0.9 million for the nine months ended December 31, 2024 compared to approximately $1.5 million for the nine months ended December 31, 2023.The decrease to other income for the quarter and the nine months ended December 31, 2024 was due to slightly lower invested balances, and the loss of subleasing rental revenue. Interest income may decrease in the future based on several factors, including utilization of our cash balances on future investments or partnerships, or on our operating activities. Additionally, interest income could increase or decrease if the current interest rate environment changes.
Provision for income taxes

For the quarters ended December 31, 2024 and 2023, the Company recorded an income tax provision of approximately $0.5 million and a tax benefit of approximately $0.6 million, respectively. For the nine months ended December 31, 2024 and 2023, the Company recorded an income tax provision of approximately $0.0 million and a tax benefit of approximately $0.3 million, respectively. The increase in the tax provision for the three and nine months ended December 31, 2024 is related to the cancellation of the former CEO’s performance stock units resulting in additional $8.7 million of income during the quarter. The effective tax rate for the quarter ended December 31, 2024 was approximately (192.1)%, compared to approximately 23.4% for the quarter ended December 31, 2023.
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
Current Sources of Liquidity
Our working capital at December 31, 2024 and March 31, 2024 was $20.4 million and $21.5 million, respectively. The $1.1 million decrease in working capital was attributable to the $25.3 million decrease in current assets, primarily inventory and prepaid expenses, which were partially offset by the $24.2 million decrease in current liabilities, primarily accounts payable. The inventory decline was attributable to the Company’s strategy to operate with fewer weeks of supply on hand, and to a lesser extent, timing of inventory receipts moving into the fourth quarter..Net cash used in operating activities was $2.3 million for the nine months ended December 31, 2024, compared to cash used in operating activities of $2.8 million for the nine months ended December 31, 2023. The $0.5 million increase in cash provided by operating activities is due to the $7.8 million increase in net income reduced by $12.1 million of non-cash operating adjustments and partially offset by the $4.8 million increase in current liabilities net of current assets excluding cash. Net cash used in investing activities was $2.7 million for the nine months ended December 31, 2024, compared to $39.4 million used in investing activities for the nine months ended December 31, 2023. The change in net cash used in investing activities is primarily related to the PetCareRx acquisition and an additional investment in Vetster in the prior year. Net cash used in financing activities was $0.2 million and $12.4 million for the nine months ended December 31, 2024 and the nine months ended December 31, 2023, respectively, due to the payment of an aggregate $0.60 per share dividend for the nine months ended December 31, 2023.
The Board of Directors reviews and discusses the capital allocation needs of the Company on a quarterly basis, and as part of that review, on October 26, 2023, our Board of Directors elected to suspend the quarterly dividend indefinitely. This action was intended to focus use of the Company’s existing cash and cash flow on growth initiatives and other, higher return initiatives. The declaration and payment of future dividends is discretionary and will be subject to a determination by the Board of Directors.
As of December 31, 2024, we had $1.1 million in outstanding lease commitments assumed as part of the PetCareRx acquisition for the leases on two buildings. Other than the foregoing leases, we are not currently bound by any material long-term or short-term commitments for the purchase or lease of capital expenditures. Any material amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any future increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Our primary source of working capital is cash from operations. We presently have no alternative sources of working capital and have no commitments.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and cash equivalents. At December 31, 2024, we had $50.1 million in cash and cash equivalents, and the majority of our cash and cash equivalents generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and cash equivalents. It would also impact the market value of our cash and cash equivalents. Our cash and cash equivalents are subject to market risk, primarily interest rate and credit risk. Our cash and cash equivalents are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by maintaining cash in federally-insured bank deposit accounts and restricting cash equivalents to highly-liquid investments with maturities of three months or less. We do not hold any derivative financial instruments that could expose us to significant market risk. At December 31, 2024, we had no debt obligations.
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2024, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date, that our disclosure controls and procedures were not effective as of December 31, 2024, due to material weaknesses described below.
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
2.A material weakness in internal controls relating to our information technology general controls (“ITGCs”) in the areas of user access, change management, and service organizations over information technology (“IT”) systems that support the Company’s financial reporting processes. This material weakness may impact revenue and other business process controls and automated controls reliant upon these ITGCs. We believe these control deficiencies have been influenced by insufficient documentation to support management's procedures. The individual deficiencies identified in preventative and detective controls resulted in an aggregate material weakness related to ITGCs. This material weakness did not result in any identified misstatements to the financial statements or any change in previously released financial results.
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

We will need to allow the updated controls to operate for an adequate period of time, and we have commenced thorough testing to ensure the new and improved controls are operating effectively. We will continue to test and monitor the new and improved controls to ensure they are operating as intended. It's possible that we may find additional steps, including adding more resources, are needed to fully address the material weaknesses in our internal control over financial reporting. This could require more time for evaluation and implementation. Additionally, we might make adjustments to the remediation efforts as we proceed.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.    OTHER INFORMATION.
(a) and (b)
Not applicable.

(c)
During the three months ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.    EXHIBITS.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 10-SB, File No. 000-28827, filed January 10, 2000).
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.2 to our Form 10-K for the year ended March 31, 2015, filed May 22, 2015).
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our Form 8-K/A filed December 18, 2024).
3.4 *	Third Amended and Restated Bylaws of PetMed Express, Inc. (incorporated by reference to Exhibit 3.3 to our Form 10-Q for the quarter ended September 30, 2024, filed November 7, 2024).
4.1
Rights Agreement, dated December 3, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to our Form 8-K/A filed December 18, 2024).

31.1 *	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).
31.2 *	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).
32.1 **	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PETMED EXPRESS, INC.

Date: February 10, 2025

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
DECEMBER 31, 2024
________________________
EXHIBITS
________________________