Form 10-K
period 2025-03-31
PETMED EXPRESS INC
filed 2025-10-14
CIK 1040130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2025
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
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (561) 526-4444

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

Common Stock, PETS $.001 Par value per share	PETS	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)
Preferred Stock Purchase Rights	N/A	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of September 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $74.9 million based on the closing sales price of the registrant’s Common Stock on that date, as reported on the NASDAQ Global Select Market.
The number of shares of the registrant’s Common Stock outstanding as of September 30, 2025 was 21,015,559.

PETMED EXPRESS, INC.
March 31, 2025 Annual Report on Form 10-K

EXPLANATORY NOTE

PetMed Express, Inc. (“we,” “us,” “our,” or the “Company”) is filing this comprehensive annual report on Form 10-K for the fiscal years ended March 31, 2025, March 31, 2024, and March 31, 2023 (the “Comprehensive Form 10-K”). This Comprehensive Form 10-K contains our audited financial statements for the fiscal year ended March 31, 2025, as well as restatements of the following previously filed periods: (i) our audited consolidated financial statements as of and for the years ended March 31, 2024 and 2023 originally included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (the “2024 10-K”); (ii) our unaudited condensed consolidated quarterly financial information included in our Quarterly Reports on Form 10-Q for the quarterly periods within the fiscal years ended March 31, 2024 and 2023 (collectively, the “Historical Quarterly Reports”); and (iii) our unaudited condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2024, September 30, 2024 , and December 31, 2024 (collectively, the “2025 Quarterly Reports” and together with the Historical Quarterly Reports and the 2024 10-K, the “Prior Reports” and all financial statements included in the Prior Reports, collectively the “Affected Financial Statements”).
Background and Effects of the Restatement

As previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on October 7, 2025, the Audit Committee of the Board of Directors, after discussions with management and the Company’s independent registered public accounting firm, RSM US LLP (“RSM”), concluded that the Affected Financial Statements should no longer be relied upon. This conclusion resulted from income statement classification errors described below. As a result, any related press releases, investor presentations, shareholder communications, or other materials that describe or reference the impacted portions of the Affected Financial Statements should likewise no longer be relied upon.

The need for restatement was identified: (1) in part by the Audit Committee Investigation (see Part II, Item 7); and (2) during financial analyses conducted in connection with the preparation of the Company’s consolidated financial statements for the fiscal year ended March 31, 2025. The Company participates in a range of vendor-funded programs through which it receives reimbursements for certain activities, including advertising, sales incentives, and other promotional efforts, typically linked to purchase or sales volume thresholds. These programs are designed to offset costs incurred in connection with stocking, promoting, and selling vendor products.

The Company has historically accounted for promotional sales reimbursements as a component of its revenues. Upon further evaluation, and in discussion with RSM, the Company determined that this accounting treatment was not in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Under U.S. GAAP, such consideration received should instead be reflected as a reduction to either cost of sales and/or advertising expense, depending on the nature of the arrangement. As a result of this correction, previously reported revenue, cost of sales, and advertising expenses in the Affected Financial Statements have been revised. While the reclassification affects individual line items on the statements of operations, there is no impact on net income or other financial statements, including the consolidated balance sheets, statements of cash flows, or statements of changes in shareholders’ equity.

Internal Control Considerations
For a description of the material weaknesses in internal control over financial reporting and actions to be taken, to address the material weaknesses, see Item 9A, "Controls and Procedures" of this Form 10-K. In addition, RSM US LLP ("RSM"), the Company's independent registered public accounting firm, issued an adverse opinion on its report on the Company's internal control over financial reporting.

Items Restated in this Comprehensive Form 10-K

This Comprehensive Form 10-K reflects changes to the Affected Financial Statements. The restatement of the consolidated financial statements for the fiscal years ended March 31, 2024 and 2023 is disclosed in Note 1 to the consolidated financial statements. The restatement of the consolidated financial statements for the quarterly and year-to-date periods included in the Historical Quarterly Reports and in the 2025 Quarterly Reports are disclosed in Note 18 to the consolidated financial statements. Other sections impacted by the restatement of the Affected Financial Statements are:

•Part I, Item 1A. Risk Factors;
•Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and
•Part II, Item 9A. Controls and Procedures.

The Company has not filed, and does not intend to file, amendments to the previously filed Prior Reports. Accordingly, investors should rely only on the financial information and other disclosures regarding the Affected Financial Statements in this Comprehensive Form 10-K or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.

See Note 1 and Note 18 to the consolidated financial statements, included in Part II, Item 8 of this Comprehensive Form 10-K, for additional information on the restatement and the related consolidated financial statement effects.

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Completion of the Audit Committee Investigation.
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
ITEM 1. BUSINESS
GENERAL

PetMed Express, Inc. and subsidiaries, d/b/a PetMeds®, and as parent company of PetCareRx®, is a pioneer in pet healthcare, building a consumer-first digital platform in 1996 that transformed the way customers fulfill pet medications. Nearly thirty years later, as a leading nationwide direct-to-consumer pet health and wellness retailer, the Company markets and sells directly to consumers through its websites (Petmeds.com and PetCareRx.com), customer contact center (1-800-PetMeds), and mobile applications (iOS and Android). The Company provides access to top branded pharmaceuticals, generic medications, compounded prescription medications, pharmacy fulfillment, and personalized autoship capabilities. Our digital platform offers pet healthcare solutions for a broad range of chronic conditions, including those related to allergy, arthritis, anxiety, kidney, hyperthyroidism, and others for cat, dog, and horses. We also offer access to a range of non-prescription health and wellness products and Rx food, non-Rx food, and treats. PetMeds and PetCareRx receive the pet’s prescription through our websites and connects to the customer's licensed veterinarian for approval. Through our content website, pethealthmd.com, consumers can access educational articles for any health-related questions regarding their pets. The Company offers consumers an attractive alternative for obtaining pet medications, foods, and supplies in terms of convenience, price, speed of delivery, and valued customer service. Through partnerships with 75,000 veterinarians and a loyal customer base who rely on our services, our in-house pharmacies and extended pet healthcare partnerships seek to offer unparalleled value and convenience to families at every stage of their pets' lives.

We are deeply committed to the mission and purpose that has driven our business from the start. Since our founding, we have fulfilled orders for almost twenty-million pet parents in all 50 states and have been instrumental in providing products that help pets live longer, healthier lives. The support of our customers nationwide has been the cornerstone of our success. Honoring our combined legacy, we bring our core values to every role we undertake as we empower pet families, ensuring they have access to products and services that can provide the best possible care for their dogs, cats, and horses.

Since 1996, PetMeds has been serving as a trusted source for pet health across North America. In April 2023, we acquired PetCareRx, Inc. (“PetCareRx”), an online supplier of pet medications, foods, and supplies based in New York. This acquisition added a catalog of Rx and non-Rx food and supplies, allowing us to expand beyond our core offering of pet prescriptions. Since this acquisition, we provide a more extensive selection of premium food, supplements, treats, and other pet supplies. Together, our brands are dedicated to delivering exceptional science-backed, veterinarian approved products from quality suppliers, making it easier for families to address preventive and chronic health needs in order to support the longevity of their companion animals.

Over the years, our organization has made investments in our pharmacies to ensure regulatory compliance, accreditations, and operational excellence which include implementing a rigorous verification process from order to shipment to ensure top quality control. Employing licensed pharmacists and a 50-state licensed Pharmacist-in-Charge for each of our two pharmacy locations, allows us to provide focused and specialized care backed by expertise. We continuously monitor and update our regulatory licenses in every state, including the U.S. Virgin Islands. Our pharmacies are accredited by the NABP.Com and LegitScript and are focused on exceeding all federal and state regulatory requirements.This specialized expertise creates a defensible moat that is further supported by the nearly thirty years of pet health data, and partnerships with over 75,000 veterinarians.

As a core service to our customers, pet owners have the ability to contact our customer support agents and pharmacists at 1-800-petmeds for assistance with their animals' wellness needs via telephone, chat, and email. Additionally, we offer extended services, including telehealth, pet insurance, and employee benefits programs, through our core partners Dutch, Vetster, and Pet Synergy Group.

The Company's executive headquarters offices are currently located at 420 South Congress Avenue, Delray Beach, Florida 33445, and our telephone number is (561) 526-4444. The Company has a March 31 fiscal year.

OUR INDUSTRY

Our business focuses on a specific segment of the pet industry: pet health for dogs, cats, and horses. Within this segment, our merchandise categories include prescription medications, generic medications, over-the-counter (OTC) solutions, vitamins and supplements, prescription food, non-prescription food, and a comprehensive assortment of pet supplies including treats. The total addressable market for pet medications, foods, and health products and services is vast and continuously expanding. According to the American Pet Products Association, pet spending in the United States increased by 3% to $152 billion in 2024, with veterinary care and prescription medications accounting for $39.8 billion or 26% of that total. The increasing demand for pet wellness products presents significant potential for us to expand our footprint and capture a larger share of this thriving market through our private label programs.

THE PET CONSUMER

According to the April 2025 Cleveland Research Pet Retail and Animal Health Report:

•Approximately 40% of consumers expect to significantly or slightly decrease their purchases due to anticipated tariffs and stock market volatility.

•The outlook across the pet landscape headed into 2025 shows muted pet household adoptions coupled with pricing pressure – overall resulting in pressured vet visits and spend at pet retail

Based on the items from the above report:

•We are executing a series of strategic initiatives that enhance customer experience, optimize operational efficiency, and leverage innovation to drive long-term shareholder value.

•We believe that a high level of customer care and support is critical in retaining and expanding our customer base. Our goal is to create a concierge customer experience through modern technology that incorporates AI, automation, and product management that drives personalized journeys across all touchpoints.

•To cater to a diverse range of budgets, we sell products at multiple price points and offer promotions to ensure that every customer can find products that meet their needs and preferences.

•We offer auto-ship options for many of our products, ensuring convenient and consistent compliance for pets.

•Looking ahead, we are evolving from a digital-only model to a true omnichannel business offering consumers a range of products and services. That means meeting pet parents where they are, however they choose to shop.

More than 1.7 million customers have purchased from us within the last three fiscal years, including customers acquired in April 2023 as a part of our PetCareRx acquisition. We attracted approximately 351,000 and 457,000 new customers in fiscal 2025 and 2024, respectively. Our customers are located throughout the United States, with approximately 50% of customers residing in California, Florida, Texas, New York, Pennsylvania, North Carolina, Georgia, and Virginia. The average order value increased slightly year over year and was approximately $97 for fiscal 2025 and $94 for fiscal 2024.
PRODUCTS AND SERVICES

PetMeds offers a wide array of products and services dedicated to pet health and wellness. As a licensed online pharmacy, we provide medications for dogs, cats, and horses, ensuring that pets receive the necessary treatments prescribed by their veterinarians.

We address the most common conditions - allergies, arthritis, and anxiety and offer prescriptions for more chronic conditions such as heartworm, dermatitis, thyroid, diabetes, pain medications, heart/blood pressure, other specialty medications. A large percentage of our business is selling flea and tick preventatives through Rx, non-Rx, and OTC supplements and sprays. In addition, we stock a variety of OTC medications as alternatives to prescriptions that include bone and joint care products, vitamins, treats, nutritional supplements, hygiene products and other health-related supplies. PetMeds also offers the best-named brands in premium pet foods and treats including veterinary prescription Rx diets. Our exclusive range of private label products, including joint enhancers, vitachews, shampoos and flea and tick prevention offers exceptional value to our customers at a high margin. Our private label assortment is launching on Amazon in early FY2026 and is expected to launch across multi channels in the latter part of the fiscal year.

To obtain prescription medications, we have a three step process: customers place the order and provide their veterinarian's details, and PetMeds handles the entire end-to-end verification process before shipping. Additionally, PetMeds has veterinary pharmacists and technicians on staff to answer pet owners' medication-related questions, aiming to be a trusted resource for pet health needs.

Pet Health Customer Care Specialists - Customer Contact Center

We believe that a high level of customer care and support is critical in retaining and expanding our customer base. We provide our employees with ongoing training programs under the supervision of our training managers that include a variety of topics such as product knowledge, technology usage, customer service tips, and the relationship between our Company and veterinarians. Our customer contact center agents respond to customers’ e-mails, calls, and live web chats that are related to products, order status, prices, and shipping. Having consolidated our two branded teams and incorporating a best-in-class technology provider, our customer care agents ensure that we can maximize our representatives’ time, ensuring top-tier customer care, service, and support.

Holistic Wellness Services:

Pet Telemedicine: Since 2022, the Company has engaged in partnerships to provide telemedicine services, with the convenience of consultations, diagnoses and in certain states, prescriptions from board-certified veterinarians all from the comfort of their homes. In May 2025, we announced our strategic partnership with Dutch Pet, Inc. ("Dutch"), a virtual veterinary care provider, to expand our health services ecosystem with affordable, accessible pet healthcare options. This new partnership enables pet parents to leverage Dutch’s convenient technology and veterinary team to secure prescriptions for PetMeds’ broad selection of medications in a timely manner. Under the partnership, pet parents are able to sign up for a monthly Dutch membership and be connected virtually with veterinarians for 24/7 appointments in 34 states.

Employee Pet Benefits: We continue to develop partnerships that allow us to be part of employer bundled services, offering discounted pet care solutions that provide participating companies' employees with access to our membership programs through their respective company employee benefits offerings. These membership programs include a variety of exclusive PetPlus perks which includes discounts for more than 700,000 partners, and valuable telehealth, pet training, and delivery services that streamline educational content for pet parents

OUR EXPERT VETERINARY ADVISORY BOARD

To further our commitment to connecting with customers through education and professional credibility, the Company's Veterinary Advisory Board (VAB) provides insights to help ensure that all of our initiatives result in improved patient care. This esteemed board consisted of five expert veterinarians across the country throughout FY2025, with decades of experience in private practice and academia, helping shape the future of veterinary medicine.

STRATEGY

The Company is committed to evolving from a leading digital-only model to a true omnichannel business, offering consumers a range of products and services. As part of this transformation, we are executing a series of strategic initiatives that expand into multi channels, the first of which is Amazon. We have added compound pharmacy partnerships, a key area of growth within the animal health industry, including top pharmacy Mixlab, which has five labs located across the country. We are also adding a global licensing agreement for non-consumable pet products set to launch in retail channels in early calendar year 2026. And lastly, we are introducing private label functional health products in the latter half of FY2026 - veterinary formulated and exclusive to PetMeds - into both DTC and wholesale channels enhancing margins, differentiating the company, and building brand loyalty At the same time, we are investing in modernizing our technology, including our e-commerce infrastructure and cloud environments, and in our customer experience, including speed to customer. We believe all of this will drive long-term shareholder value. Concurrently, we are balancing near-term business goals with purposeful investments that support customer acquisition and retention.

DISTRIBUTION CHANNELS

We market and sell our products and services through three primary distribution channels:

1E-commerce Websites – Through our owned and operated websites and mobile applications, including PetMeds.com and PetCareRx.com, we offer customers convenient and accessible platforms to purchase prescription and non-prescription pet medications, food, and wellness products.

Key features of our websites include AutoShip subscriptions (approximately 56.1% of our sales were generated via our AutoShip and membership program in our 4th quarter ended March 31, 2025), "ask-the-vet" services, VetLive consultations, live web chat, easy refill medication reminders, a local veterinarian finder, and express checkout options.

2Customer Contact Center – We operate a dedicated toll-free customer service center staffed by trained Pet Health Specialists who provide personalized support and assist with product inquiries, prescription processing, and order placement.

3PetAssure Broker Network – Through PetAssure, we also distribute products and wellness services via a brokered benefits model, primarily targeting employers offering pet health benefits as part of their employee wellness programs.

We are also currently investing in enhancements to our digital platforms to further personalize the customer journey, optimize navigation and conversion, and ensure a seamless omnichannel experience across web, mobile, and customer service touchpoints.

Marketing and Lifecycle Engagement

As part of our fiscal 2026 marketing strategy we intend to integrate our two brands (PetMeds and PetCareRX) into a customer-centric relevant brand which resonates with our mission and provides direct value to our customers. This includes establishing and building brand recognition to increase customer website traffic, better align with current customer needs, deploy targeted segmentation strategies to reach the right audiences, scale effective campaigns, add new customers, and build strong lifetime customer loyalty that, ultimately, will increase reorders, and develop incremental revenue opportunities. Our 360 integrated marketing strategy includes digital, CRM and offline channels to market to our existing customers and attract new customers. Our campaigns strive to convey our dedicated focus on the well-being of pets and our commitment to accompanying our customers on their pet's wellness journey, which includes both preventative and chronic solutions for cats, dogs and horses across diverse breeds, sizes, ages and conditions.

Through social platforms like Instagram and Facebook, we educate and inspire our community with:
•Short-form videos on pet wellness
•Pet shelter and sporting events content
•Lighthearted and funny pet-related and relatable content.

Additionally, Pethealthmd.com, our blog and pet health library, serves as an SEO traffic hub, continuously updated with articles covering pet behavior, nutrition, pharmaceutical and natural remedies.

The Company aims to create a best-in-class marketing operation through a continuous test-and-learn approach as we progress into fiscal 2026. This will be visible across all customer touchpoints.
OVERVIEW OF PHARMACY OPERATIONS
Our pharmacists and pharmacy technicians oversee the processing of every order and follow a regimented 5-point verification process to ensure our customers receive an order that addresses their pet's needs. We request the following information to process prescription orders: pet information, prescription information, and the veterinarian’s name and phone number. This information is entered into our order processing system, which checks for the verification for prescription medication orders and a valid payment method for all orders. Verified orders are then sent to our fulfillment centers, where items are picked, and then shipped via one of our several shipping carriers.
SOURCING OF MERCHANDISE INVENTORY

We source our inventory from a diverse array of vendors that specialize in prescription, food, and health and wellness-related products that include manufacturers and domestic distributors. Of the thousands of SKUs we offered our customers in fiscal 2025, approximately 81% of all products were purchased from six key suppliers. We believe that deepening our relationships with manufacturers and distributors is crucial to ensuring a reliable supply of the products our customers need, and we continue to rigorously attend to those vendor relationships.

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
DISTRIBUTION OF MERCHANDISE INVENTORY

We purchase all of our medication directly from the manufacturer or from FDA registered United States based distributors to ensure the authenticity and safety of all medications. We efficiently manage our inventory and fulfill customer orders from our corporate headquarters in Delray Beach, Florida, and our Northeast warehouse location in Lynbrook, New York while conducting thorough checks on every order received for veterinary approval and prescription labeling accuracy. Our in-house pharmacy, fulfillment and distribution operations oversee the entire supply chain—from order placement and processing to fulfillment and shipping. For prescription medications, we strive to ship immediately upon authorization by the customer’s veterinarian.
INFORMATION SYSTEMS

We utilize a combination of Company-owned and third-party-operated information systems to support our core business functions. These integrated systems provide capabilities across retail operations, merchandising, human resources, and financial reporting. Functional areas supported include digital commerce, inventory management, customer care, supply chain logistics, demand planning, sourcing, payroll, workforce scheduling, and general ledger management.

We continue to make strategic investments in modernizing and enhancing our technology infrastructure to improve operational efficiency, scalability, and support digital growth. These investments are designed to strengthen our pharmacy operations, fulfillment center capabilities, MarTech platforms, and loyalty and retention programs, while also enabling faster, data-driven decision making.

DIGITAL TECHNOLOGY SYSTEMS

In fiscal 2026, our Company is focused on advancing the modernization of its digital technology infrastructure to drive operational excellence and support long-term growth. This includes continued upgrades across our e-commerce platforms, call centers, order management systems (OMS), pharmacy systems and fulfillment and inventory management capabilities.

Our digital transformation initiatives are aimed at simplifying and integrating business processes, enabling faster innovation, and enhancing system resilience. By unifying our digital ecosystem—including technology frameworks, tools, and talent—we are building a robust foundation to support seamless customer interactions across channels.

These ongoing technology investments will position us to adapt quickly to market demands, deliver personalized and efficient customer journeys, and maintain a high level of service reliability and responsiveness.
COMPETITION
We operate in a rapidly evolving, highly competitive, and fragmented business environment. Our competitors include veterinarians, local and national chain specialty retailers, and vendors' own e-commerce stores. Several large retailers have announced entrance into the pet pharmacy space this year. Additionally, consumers' discretionary spending on pets extends to categories like apparel, grooming, boarding, and dog-walking. Operating in a highly competitive industry environment can cause the Company to engage in greater than expected promotional activity at times, which would result in pressure on average unit retail pricing and gross profit.

Our distinct advantage lies in our 29 years of expertise, delivered through our team of highly qualified pharmacists and technicians with specialized training in veterinary pharmacology that are licensed across all fifty states. These teams execute a rigorous 5-point verification process and are compliant with all federal regulations set by the FDA and DEA. PetMeds and PetCareRx's pharmacies are accredited by the National Association of Boards of Pharmacy and LegitScripts. In addition to our deeply experienced pharmacists and technicians, our Customer Care team is comprised of many longtime employees as well as new talent, all of whom share a passion for pets and who exemplify our commitment to delivering high-quality products and personalized service to our customers. This combination of quality, expertise, passion and efficiency sets us apart in the marketplace.
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

Our pharmacy practices are also licensed and/or regulated by 48 other state pharmacy boards, the District of Columbia Board of Pharmacy, the U.S. Virgin Islands Board of Pharmacy, and the United States Drug Enforcement Administration ("DEA"), and with respect to our products, by other regulatory authorities including, but not necessarily limited to, the United States Food and Drug Administration (“FDA”) and the United States Environmental Protection Agency ("EPA"). Our registration with the DEA, and state registrations/permits as required, permit us to dispense Schedule IV and Schedule V controlled substances. As a licensed pharmacy in the State of Florida, we are subject to the Florida Pharmacy Act and regulations promulgated thereunder. If we fail to maintain our licenses with the Florida Board of Pharmacy, or if we do not maintain the licenses/registrations/permits from other state pharmacy boards (including our home state pharmacy license in New York for PetCareRx), or if we face actions from the DEA, FDA EPA, or other enforcement regulators, our ability to dispense prescription medications to pet owners could be halted, which could have a material adverse effect on our financial condition and operations.

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

Our distribution of pet insurance products under our strategic partnerships also subjects us to state laws and regulations relating to the sale of insurance products, including registering as an insurance distributor in states in which we offer and sell co-branded pet insurance products and otherwise complying with state and federal laws relating to the sale and distribution of insurance products.

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
HUMAN CAPITAL

The Company is committed to fostering a culture that not only advances strategic and key business priorities but also empowers employees to make a positive impact in their communities. We believe that attracting, retaining, and managing a diverse and talented workforce is crucial to our success and our workforce includes individuals of different ages, colors, disabilities, ethnicities, family or marital statuses, gender, or expressions, languages, national origins, physical and mental abilities, political affiliations, races, religions, sexual orientations, socio-economic statuses, veteran statuses, and other characteristics.

To ensure our employees have the opportunity to develop and excel, human capital management is a top priority for our executives and Board of Directors, as evidenced by the expansion of the Compensation Committee to the Compensation and Human Capital Committee. We are dedicated to identifying and nurturing the talent necessary for our long-term success. We are intentional about fostering a workplace where employees are encouraged to build their skills and explore opportunities for advancement. This includes access to a variety of resources to enhance their skills and advance their careers, including mentorship programs, individual development opportunities, and exposure to cross-functional projects that provide diverse experiences.

Additionally, we offer functional management training, educational opportunities, certification programs, and educational assistance to support our future leaders in their professional growth.

We pride ourselves on maintaining a strong corporate culture that upholds high standards of ethics and compliance. Our Code of Business Conduct and Ethics outlines the principles that guide the behavior of our employees, officers, directors, and vendors. To ensure adherence to these standards, we maintain a whistleblower policy and an anonymous hotline for confidential reporting of any suspected policy violations or unethical conduct. Furthermore, all staff members are required to complete anti-harassment training.

By fostering a supportive and inclusive environment, we empower our employees to thrive both professionally and personally, driving our company forward and making a meaningful impact in our communities.

As of September 30, 2025, we had 173 full-time employees. None of our employees are represented by a labor union or governed by any collective bargaining agreements. We consider relations with our employees to be good. The majority of our employees are connected to our Delray Beach, Florida headquarters and distribution center. Many of our personnel are currently working remotely or in a hybrid work model with the exception of essential on-site workers.

We offer our employees a wide array and highly competitive benefits such as life and health (medical, dental, and vision) insurance, medical and dependent care flexible spending accounts, supplemental insurance coverage, pet insurance, parking and commuter benefits, legal services provider network, paid time off (including gender neutral parental leave) and retirement benefits, as well as emotional well-being services through our health insurance program.
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

Our pet health business, which includes the sale and delivery of prescription pet medications is generally governed by state laws and state regulations, and with respect to controlled substances, also by federal law. Governmental authorities that regulate our business have broad latitude to make, interpret, and enforce the laws and regulations that govern us. Since our pharmacy is located in the State of Florida, the Company is governed by the laws and regulations of the State of Florida. Each prescription pet medication sale we make is likely also to be covered by the laws of the state where the customer is located. The laws and regulations relating to the sale and delivery of prescription pet medications vary from state to state, but generally require that prescription pet medications be dispensed with the authorization from a prescribing veterinarian. Our current home-state license with the Florida Board of Pharmacy is valid until February 28, 2027, and PetCareRx’s home-state license in the State of New York is valid until April 30, 2028, however, there is no guarantee that we will be able to renew such licenses when required. To the extent that we are unable to maintain our license as a community pharmacy with the Florida Board of Pharmacy (and to the extent we are unable to maintain PetCareRx’s license in New York), or if we do not maintain the licenses granted by other state boards, or if we become subject to actions by the FDA, or other enforcement regulators, our dispensing of prescription medications to pet owners could cease, which could have a material adverse effect on our operations.

The expansion of our business into the offer and sale of pet insurance products also subjects us to additional laws and regulations regarding those activities, including as a registered insurance distributor in states in which we offer and sell co-branded pet insurance products and otherwise complying with state and federal laws relating to the sale and distribution of insurance products.
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

Our current product line contains approximately 10,000 SKUs including the SKUs acquired in our acquisition of PetCareRx. A significant portion of PetMeds sales is attributable to products representing approximately 100 SKUs, including the most popular flea and tick, and heartworm preventative brands. We need to properly manage our inventory to provide an adequate supply of these products and avoid excessive inventory of the products representing the balance of the SKUs. We generally place orders for products with our suppliers based upon our internal estimates of the amounts of inventory we will need to fill future orders. These estimates may be significantly different from the actual orders we receive.
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
While we ship pet medications to customers in all 50 states, approximately 50% of our sales for the fiscal year ended March 31, 2025, were made to customers located in the states of Florida, California, Texas, New York, Pennsylvania, North Carolina, Virginia and Georgia. If for any reason our license to operate a pharmacy in one or more of those states should be suspended or revoked, or if it is not renewed, our ability to sell prescription medications to residents of those states would cease and our financial condition and results of operations in future periods would be materially adversely affected.

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
We have direct purchasing relationships with all of the major pet medication manufacturers, from the majority of which we purchase significant quantities of pet medication products.. We do maintain annual purchasing contracts with these major manufacturers. While we believe that our supplier relationships are good, a supplier could discontinue selling to us at any time, or stop paying cooperative fees to us at any time . The loss of any of our key suppliers of pet medications offered by us, or the loss of vendor cooperative payments, would have a negative impact on our business, financial condition, and results of operations.
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

The costs of mitigating cybersecurity risks are significant and are likely to increase in the future. These costs include, but are not limited to, retaining the services of cybersecurity providers; compliance costs arising out of existing and future cybersecurity, data protection and privacy laws and regulations; and costs related to maintaining redundant networks, data backups and other damage-mitigation measures. We currently carry cyber insurance, which may mitigate certain potential losses.

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
•Unfavorable general economic trends; and
•Tariffs

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

During the past two years, we acquired one company (PetCareRx) and entered into a strategic partnership to enable us to offer telehealth services to our customers. We expect that we may in the future consider additional opportunities to acquire or make investments in new or complementary businesses, facilities, technologies, offerings, or products, or enter into other strategic alliances, which may enhance our capabilities, complement our current products and services or expand the breadth of our markets. Acquisitions, investments and other strategic alliances, involve numerous risks, including:
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

It is uncertain whether the telemedicine market and our approach to pet telehealth with our partners in that industry will achieve and sustain high levels of demand, consumer acceptance and market adoption. The COVID-19 pandemic increased acceptance and utilization of telemedicine services, but it is uncertain whether such increase in demand will continue.

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
•ease of adoption and use;
•features and platform experience;
•performance;
•brand;
•security and privacy; and
•pricing.

Our success will depend to a substantial extent on the willingness of our customers to use, and to increase the frequency and extent of their utilization of, our solution being offered in conjunction with our telehealth partners as well as on our ability to demonstrate the value of pet telehealth and telemedicine to veterinarians and pet owners. Negative publicity concerning the pet telehealth and telemedicine market could limit market acceptance of our solutions and services.

Evolving foreign trade policy by the United States or other countries or the imposition of tariffs on imported goods may affect our business.

Some of the products that we offer are purchased from vendors located outside of the United States and other vendors that we purchase from depend on other vendors located outside of the United States. These threatened or imposed tariffs and any retaliatory actions taken by other countries could result in us incurring additional costs to procure some of the merchandise we offer and may require us to raise prices on certain products. While the scope and duration of any current or future tariffs remain uncertain, tariffs imposed by the U.S. or other governments could negatively impact our financial condition and results of operations.
Financial Risks
We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business.
We accept payments using a variety of methods, including credit and debit cards, PayPal and Apple Pay, and we may offer new payment options over time. Acceptance of these payment options subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements may change over time or be reinterpreted, making compliance more difficult or costly. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs.
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

For the periods ended March 31, 2024 and 2025, our management identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weakness identified in our internal control over financial reporting as of March 31, 2025, as well as our remediation plans, are described in Part II, Item 9A, “Controls and Procedures.” While we believe these efforts will be sufficient to remediate the material weakness, we cannot provide assurance that we will be able to complete our evaluation, testing or any required remediation in a timely fashion, or at all. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. Because of the inherent limitations in a cost-effective control system, misstatements in our financial statements due to error or fraud may occur and require restatement, such as those errors that resulted in the restatement of our previously issued audited consolidated financial statements described in this Comprehensive Form 10-K, Amendment No.1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended March 31, 2023 (the “2023 Form 10-K/A”), and the restatement of our previously issued unaudited condensed consolidated financial statements described in Amendment No.1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (the “2024 Q1 Form 10-Q/A”) and Amendment No.1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (the “2024 Q2 Form 10-Q/A”, and together with the 2024 Q1 Form 10-Q/A and 2023 Form 10-K/A, the “Amended Reports”) as well as fiscal 2023 amounts restated in our Quarterly Report on Form 10-Q for the three and nine months ended December 31, 2023.

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

We may face litigation and other risks as a result of the restatements described in this Comprehensive Form 10-K and the Amended Reports and material weaknesses in our internal control over financial reporting.

We have identified material weaknesses in our internal control over financial reporting, including in connection with the restatements described in this Comprehensive Form 10-K and the Amended Reports. As a result of such material weaknesses and the restatement, we could face regulatory action by the SEC or other regulatory authorities, potential litigation, or other disputes, including claims invoking federal and state securities laws, contractual claims or other claims arising from the restatement and the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. Any such litigation or dispute, whether successful or not, could adversely affect our business, financial condition, and results of operations.

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
Actions of activist stockholders could be disruptive and costly and could adversely affect our results of operations, financial condition, and/or share price

While we strive to maintain constructive communications with our stockholders, we may, from time to time, be subject to demands from activist stockholders. Any activist campaign against the Company that contests, conflicts with, or seeks to change, our board composition, leadership, strategic direction, or business mix could have an adverse effect on us because: (i) responding to actions by activist stockholders could disrupt our operations, be costly or time-consuming, or divert the attention of our board of directors and senior management from their regular duties, which could adversely affect our results of operations or financial condition; (ii) perceived uncertainties as to our future direction, including as a result of possible changes to the composition of our board, may lead to the perception of a change in the direction of the business or lack of continuity, any of which may be exploited by our competitors, cause concern to our customers, employees, and/or business partners and result in the loss of potential business opportunities, or make it more difficult to attract and retain qualified personnel and business partners, and may adversely affect our relationships with vendors, customers, business partners, and other third parties; (iii) these types of actions could cause significant fluctuations in our share price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business; and (iv) if individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
PetMed Express, Inc. (“PetMeds”) and PetCareRx maintains an enterprise-wide cybersecurity program designed to identify, assess, manage, and mitigate information security risks across the organization. Our program encompasses governance, policy, prevention, detection, incident response, and recovery mechanisms in alignment with industry standards.

Cybersecurity Risk Management and Oversight
Our cybersecurity risk management program is built to protect our systems, data, and customers from a wide range of cyber threats. This includes internal protocols and controls, as well as third-party oversight. Our cybersecurity practices are guided by the National Institute of Standards and Technology (NIST) CSF (Cyber Security Framework), and categorizes cybersecurity tasks into five key functions: identify, protect, detect, respond, and recover. This functional orientation helps organizations make informed decisions about reducing cyberattacks.
Oversight of cybersecurity risk is formally overseen by the Audit Committee of our Board of Directors. The Audit Committee receives regular briefings from management on cybersecurity topics, including strategy, threats, incident trends, remediation activities, and updates on material developments, as appropriate.

Incident Detection and Response

We have implemented an Incident Response Policy and detailed procedures that govern how potential cybersecurity events are identified, escalated, investigated, contained, and remediated. The objectives of our incident response program include:

•Timely investigation and validation of incidents
•Minimization of data loss or service disruption
•Evidence preservation in accordance with legal and regulatory requirements
•Restoration of affected systems and services
•Post-incident review and implementation of corrective actions
•Notification to affected parties and regulators, where appropriate

These procedures are tested and exercised periodically to ensure preparedness and adaptability.

Security Measures and Monitoring

We deploy a layered defense model using widely adopted technologies and internal solutions for threat monitoring, detection, and response. Our efforts include:
•Regular system scans, vulnerability assessments, and penetration testing
•Ongoing compliance with the Payment Card Industry Data Security Standard (PCI DSS)
•Deployment of endpoint detection and response (EDR) tools and real-time monitoring solutions
•Secure development practices and controls embedded within our digital transformation initiatives

As we modernize our digital platforms and phase out legacy systems, we are embedding advanced security practices into our infrastructure. This includes improving controls around identity management, access, encryption, and software development life cycles.

Third-Party and Vendor Risk Management
Our vendor and partner management processes include security due diligence, contractually required safeguards, and—in relevant cases—direct review of their cybersecurity practices. We require certain vendors with access to sensitive systems or data to undergo security training or meet specific security certification requirements.

Training and Awareness
Cybersecurity awareness is a foundational element of our risk management approach. We conduct recurring cybersecurity training for employees across the company, with tailored modules that address evolving threat vectors such as phishing, ransomware, and social engineering. Additional targeted training is provided to users in high-risk roles.

Cybersecurity Incidents
We maintain an active process to detect and respond to cybersecurity incidents. While we have experienced routine threats and minor incidents in the normal course of operations, to date, we have not identified any cybersecurity incidents that have materially impacted our business, operations, or financial results.

Nevertheless, we recognize that cybersecurity risks are dynamic and continually evolving. We cannot guarantee that future events will not have a material impact. For more information on cybersecurity-related risks, see Item 1A, “Risk Factors”, including the risk titled: “Our failure or the failure of third-party service providers to protect our websites, networks, and systems against cybersecurity incidents, or otherwise to protect our confidential information, could damage our reputation and brands and substantially harm our business, financial condition, and results of operations.”
ITEM 2. PROPERTIES
We own our principal executive offices and distribution center, which are located at 420 South Congress Avenue, Delray Beach, Florida 33445 (the “Delray Beach Property”). The Delray Beach Property consists of approximately 634,000 square feet of land or 14.6 acres with two building complexes totaling approximately 185,000 square feet, with additional land for future use. The first building complex consists of approximately 125,000 square feet and the second building complex consists of approximately 60,000 square feet each consisting of both office and warehouse space. The Company occupies approximately 97,000 square feet of the first building for its principal offices and distribution center. As of March 31, 2025, 48% of the Delray Beach Property was leased to two tenants with a remaining weighted average lease term of 5.2 years. We believe that our facilities are sufficient for our current needs and are in good condition in all material respects.

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

On April 18, 2024, Plaintiff Timothy Fitchett (“Plaintiff”) filed an action against the Company in the Court of Common Pleas of Allegheny County, Pennsylvania, on behalf of himself and on behalf of a class of others similarly situated. Plaintiff alleges that the Company violated Pennsylvania’s Unfair Trade Practices and Consumer Protection Law by representing “reg.” prices for products which the Company allegedly never charged for those products. On May 13, 2024, the Company removed the matter to the U.S. District Court for the Western District of Pennsylvania in Pittsburgh. The Company successfully opposed the Plaintiff's motion to remand the case back to the Court of Common Pleas. On the face of the Complaint, Plaintiff is seeking damages for himself in the amount of the allegedly illusory discounts he allegedly believed he was receiving when purchasing products from the Company or, in the alternative, a complete refund of amounts he paid to the Company, and he is also seeking a liability determination for members of the proposed class. The Company denies liability in this matter and intends to defend the action accordingly. The Company cannot determine materiality or estimate a range of potential liability, if any, at this time if the Company were determined to be liable.

On February 14, 2025, Plaintiffs Ashley Bird, Tyler Dvornski, and Tiffany Hughes (“Plaintiffs”) filed an action in the Northern District of New York on behalf of themselves and a class of others similarly situated alleging that the Company misrepresented that its products were on sale by showing a “regular” strikethrough price, when the products were never sold for the strikethrough price. Plaintiffs allege that by using this “false reference price” or “false discount,” the Company artificially inflated its prices and charged consumers more than it otherwise could. Plaintiffs allege that these purported practices violate New York General Business Law §§ 349 and 350 as well as California’s Unfair Competition Law and California’s False Advertising Law. After the Company made a motion to dismiss the complaint, Plaintiffs filed an amended complaint. The Company notified the court that it intends to file a motion to dismiss the amended complaint. The Company denies liability in this matter and intends to defend the action accordingly. The Company cannot determine materiality or estimate a range of potential liability, if any, at this time if the Company were determined to be liable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “PETS.”
Holders
There were 75 active holders of record of our common stock on September 30, 2025.
Dividend Policy

We paid cash dividends on a quarterly basis from August 2009 to August 2023. For the fiscal years ended March 31, 2025 and 2024, we declared and paid cash dividends totaling zero and $12.7 million (an aggregate of $0.60 per share for the year ended March 31, 2024), respectively.

On October 26, 2023, our Board of Directors elected to suspend the quarterly dividend for the second quarter of fiscal year 2024, and on February 1, 2024, our Board of Directors elected to suspend the quarterly dividend indefinitely. This move is intended to focus use of the Company’s existing cash flow on growth and other higher return initiatives. The Board of Directors reviews and discusses the capital allocation needs of the Company, at a minimum, on a quarterly basis. The declaration and payment of future dividends is discretionary and will be subject to a determination by the Board of Directors. When considering whether to declare a dividend, our Board of Directors will take into account:

• General economic and business conditions;
• Our financial condition and operating results;
• Our available cash and current and anticipated cash needs;
• Our capital requirements;
• Strategic uses of cash for growth initiatives;
• Contractual, legal, tax and regulatory restrictions on the payment of dividends by us; and
• Such other factors as our Board of Directors may deem relevant.
Performance Graph
Set forth below is a line graph comparing the five-year cumulative performance of our common stock with the NASDAQ Composite, the Russell 2000, and S&P 500 from March 31, 2020 to March 31, 2025. The graph assumes that $100 was invested on March 31, 2020, in each of our Common Stock, the NASDAQ Composite, the Russell 2000, and the S&P 500. Because we have historically paid dividends on a quarterly basis, the graph assumes that dividends were reinvested. The performance graph and related information below shall not be deemed “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Value of $100 Investment made March 31, 2020
300.00
250.00
200.00
150.00
100.00
50.00
0.00
3/31/2020
3/31/2021
3/31/2022
3/31/2023
3/31/2024
3/31/2025
PetMed Express, Inc.
NASDAQ Composite
S&P 500
Russell 2000

Performance graph data:

	Fiscal Year Ended March 31,
	2020	2021	2022	2023	2024	2025
PetMed Express, Inc.	100.00	126.49	96.87	64.66	19.92	17.42
NASDAQ Composite	100.00	172.04	184.68	158.72	212.72	224.97
S&P 500	100.00	153.71	175.29	158.99	203.30	215.93
Russell 2000	100.00	192.57	179.53	156.32	184.25	175.46

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2015 Outside Director Equity Compensation Plan, 2016 Employee Equity Compensation Restricted Stock Plan, 2022 Employee Equity Compensation Plan, 2024 Omnibus Incentive Plan and 2024 Inducement Incentive Plan as of March 31, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for further issuance under equity compensation plans

Equity Compensation Plans Approved by Equity Holders
2015 Outside Director Equity Compensation Plan	22,316	(2)	—	—

2016 Employee Equity Compensation Restricted Stock Plan	—		—	—

2022 Employee Equity Compensation Plan	568,416		—	—

2024 Omnibus Incentive Plan	467,794	(3)	—	1,233,410	(1)

Total	1,058,526			1,233,410

Equity Compensation Plans Not Approved by Equity Holders
2024 Inducement Incentive Plan	290,000		—	60,000

Total for All Plans	1,348,526		—	1,293,410
(1) On the August 8, 2024 adoption date of the 2024 Omnibus Incentive plan, the shares then available for future grant under 2015 Outside Director Equity Compensation Plan and 2022 Employee Equity Compensation Plan were added to the initial reserve under the 2024 Omnibus Incentive Plan.
(2) Consists of restricted stock units.
(3) Consists of 321,022 restricted stock units and 146,772 performance stock units.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
PetMed Express, Inc. and subsidiaries, d/b/a PetMeds® (the "Company", "we", "us", or "our") is a leading nationwide direct-to-consumer pet pharmacy and online provider of prescription and non-prescription medications, foods, supplements, supplies and vet services for dogs, cats, and horses. PetMeds markets and sells directly to consumers through its websites, toll-free numbers, and mobile application. We offer consumers an attractive alternative for obtaining pet medications, foods, and supplies in terms of convenience, price, speed of delivery, and valued customer service.
Founded in 1996, our executive headquarters offices are currently located at 420 South Congress Avenue, Delray Beach, Florida 33445, and our telephone number is (561) 526-4444. We have a March 31 fiscal year end.
Presently, our product line includes approximately 10,000 of the most popular pet medications, health products, and supplies for dogs, cats, and horses.
We market our products through national advertising campaigns which aim to increase the recognition of the “PetMeds” brand name and "PetCareRx" brand name, increase traffic on our websites at www.petmeds.com and www.petcarerx.com, acquire new customers, and maximize repeat purchases. Our sales consist of products sold mainly to retail consumers. The twelve-month average purchase increased slightly at approximately $97 and $94 per order for the fiscal years ended March 31, 2025, and March 31, 2024, respectively.

Restatement

As described in the Explanatory Note above and in Note 18 to our consolidated financial statements, we have restated our consolidated financial statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Affected Periods.

Completion of Audit Committee Investigation

On October 7, 2025, the Company publicly reported the conclusion of the previously disclosed investigation by the Audit Committee of the Company’s Board of Directors (the “Audit Committee”). As previously reported, the Company was unable to file, within the prescribed time period, its Annual Report on Form 10-K for the fiscal year ended March 31, 2025, following the commencement of an investigation by the Audit Committee that was originally disclosed in the Company’s Current Report on Form 8-K filed on July 1, 2025. The Audit Committee, assisted by outside legal counsel, Foley & Lardner LLP, and forensic accountants, BDO USA, P.C., conducted during June through August 2025 an investigation into allegations raised by two separate reports submitted anonymously through the Company’s third-party-administered whistleblower hotline on April 15 and 16, 2025 regarding (i) the timing of revenue recognition with respect to certain AutoShip orders in the fiscal fourth quarter of 2025, some of which resulted in customer complaints; (ii) a fiscal fourth quarter 2025 $50 coupon promotion to customers and whether it was motivated to any extent by its potential impact on Company KPIs regarding new customers; and (iii) the Company’s culture and control environment. The investigation’s scope also ultimately included additional matters identified during the course of the investigation.

The Audit Committee’s primary investigative findings in the investigation included the following:

(i) The Company accelerated shipment of products to AutoShip customers from the fourth quarter of fiscal year 2025 (i.e., the quarter ending March 31, 2025) to the third quarter of fiscal year 2025 (i.e., the quarter ending December 31, 2024) (the “December Accelerated Shipments”) and again from the first quarter of fiscal year 2026 (i.e., the quarter ending June 30, 2025) to the fourth quarter of fiscal year 2025 (i.e., the quarter ending March 31, 2025) (the “March Accelerated Shipments”). The acceleration of shipments did not comply with certain provisions of the Company’s AutoShip Terms & Conditions with their customers. As a result, the Company erroneously recorded $133,189 in revenue associated with the December Accelerated Shipments in the quarter ending December 31, 2024 of fiscal year 2025 and $1,101,151 in revenue associated with the March Accelerated Shipments in its financial statements for the quarter ending March 31, 2025. Management has corrected the March Accelerated Shipments error prior to the filing this Annual Report on Form 10-K.

(ii) On March 21, 2025, the Company issued a $50 coupon with the objective of attracting new customers to its website and encouraging previous customers who had not recently placed an order to do so. When initially launched, the coupon did not contain a minimum purchase requirement, but a $100 minimum was later added after management noted excessive use of the coupon. The coupon was utilized in the placement of approximately 30,000 total orders, only approximately 74 of which had a net sale amount (sale amount less coupon value) of $0. Prior to the investigation, management had erroneously recorded in its financial statements for the quarter ending March 31, 2025, $2,451 in expenses for the 74 orders with no net sales amount to cost of goods sold rather than to marketing expense. The Audit Committee found that the inclusion of customers with zero net sales did not have a material impact on the Company’s new customer KPI.

(iii) The Company’s former Chief Executive Officer, Sandra Campos, hired her nephew for a mid-level position and did not follow the Company’s employee handbook as a result of her failing to inform the Company of the family relationship at the time of her nephew’s hiring and in having the nephew report directly to her for a period of time.

(iv) Although the Audit Committee did not find that the Company’s culture fostered an environment that discouraged employees from raising concerns, the Audit Committee did find that certain members of management were concerned about the speed with which business decisions were made and the lack of adequate time to evaluate them.

(v) The former Audit Committee Chair (Diana Purcel) and the former Chief Financial Officer (Robyn D’Elia) did not report the whistleblower complaints (referenced above) to the Company’s external auditors on a timely basis.

(vi) In April 2025, the Company accrued $711,897 for cooperative marketing funds for the fourth quarter ended March 31, 2025 believed to be due from a vendor in connection with marketing services provided by the Company pursuant to the Company’s Retail Reseller Agreement with the vendor. Based on management’s communications to clarify the amount with the vendor during the investigation, this accrual was determined to be erroneous and to have resulted from management’s misunderstanding of an oral agreement with the vendor. In August 2025, after confirming with the vendor the amounts that the vendor did agree to pay, management corrected the error prior to the filing of its financial statements by reducing its other current assets and increased marketing expense by $287,000 for the quarter ended March 31, 2025.

In its investigation, the Audit Committee identified certain conduct that was determined to be inconsistent with the Company’s Code of Business Conduct & Ethics and related policies involving certain members of management. The Audit Committee referred these matters to the Board of Directors of the Company for appropriate action and discipline.

The Board of Directors, as part of its remediation plan to foster a tone at the top that exemplifies a culture of commitment to the principles set forth in the Company’s Code of Business Conduct and Ethics, requested and accepted the resignations of the former Chief Executive Officer (Sandra Campos) and the former Chief Financial Officer (Robyn D’Elia) and approved and entered into mutual separation agreements with Ms. Campos and Ms. D’Elia on August 11, 2025, as reported in a Current Report on Form 8-K filed by the Company on August 12, 2025. Also, the Board of Directors requested and accepted the resignation of the former Chair of the Audit Committee (Diana Purcel), and such resignation was previously reported in the Current Report on Form 8-K filed by the Company on July 28, 2025.

As a result of the findings in the investigation, the Audit Committee made a number of recommendations which the Board of Directors has adopted, including: replacement of the Chief Executive Officer, Chief Financial Officer, and Chair of the Audit Committee; implementation of additional and enhanced policies, procedures, and training on the Company’s Code of Ethics & Conduct; correction of certain accounting errors as described above; and strengthening the Company’s internal controls over financial reporting and operations related to the matters investigated. The Company has reported in Item 9A of this Annual Report on Form 10-K material weaknesses in internal controls over financial reporting in connection with the findings of the investigation.

Restatement
As described in the Note 1 of “Notes to Consolidated Financial Statements,” we have restated our consolidated financial statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the years ended March 31, 2024 and 2023 and the interim periods in those years and for the quarters ended June 30, 2024, September 30, 2024, and December 31, 2024.
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
Virtually all of our sales are paid by credit cards and we usually receive the cash settlement in two to three banking days. Credit card sales minimize accounts receivable balances relative to sales. We had no material contract asset or contract liability balances as of March 31, 2025, or March 31, 2024.
We maintain an allowance for credit losses that we estimate will arise from customers’ inability to make required payments, arising from either credit card chargebacks or insufficient funds checks. We determine our estimates of the uncollectability of accounts receivable by analyzing historical bad debts and current economic trends. The allowance for credit losses was approximately $91 thousand and $273 thousand at March 31, 2025 and 2024, respectively.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is not amortized but instead is tested for impairment annually on January 1, or more frequently if events or changes in circumstances indicate goodwill might be impaired. When testing goodwill for impairment by determining whether the carrying value of each reporting unit exceeds its estimated fair value. we have the option to choose whether it will apply a qualitative assessment first and then a quantitative assessment, if necessary, or to apply the quantitative assessment directly. We have concluded that we have one reporting unit and has assigned the entire balance of goodwill to this reporting unit.

We have performed our annual goodwill impairment testing as of January 1, 2025 using a quantitative assessment and at that time concluded there was no impairment. Since January 1, 2025, our stock price decreased from $4.82 at December 31, 2024 to $4.19 at March 31, 2025. We considered the decrease in its stock price in FY 2025 to be indicative of potential risks that the carrying amount of goodwill may not be recoverable. We performed a quantitative assessment as of March 31, 2025, and concluded that goodwill was not impaired because the market capitalization, i.e. fair value determined based on our stock price (without including a control premium), of the single reporting unit exceeded its carrying value as of March 31, 2025.
Accounting for income taxes
We account for income taxes under the provisions of ASC Topic 740 (“Accounting for Income Taxes”), which generally requires recognition of deferred tax assets and liabilities for the expected future tax benefits or consequences of events that have been included in our consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting carrying values and the tax bases of assets and liabilities and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse. As required by “Accounting for Uncertainty in Income Taxes” guidance, which clarifies ASC Topic 740, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the Consolidated Financial Statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.
We apply “Accounting for Uncertainty in Income Taxes” guidance to all tax positions for which the statute of limitations remains open. We had no liabilities for uncertain tax positions for either fiscal 2025 or fiscal 2024. We file tax returns in the U.S. federal jurisdiction and Florida, Arizona, California, Connecticut, Idaho, Maryland, Michigan, Oklahoma, South Carolina, Virginia, Wisconsin, New Jersey, Georgia, Indiana, New York and the District of Columbia. With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years ending March 31, 2020, or earlier. Any interest and penalties related to income taxes will be recorded to other income (expenses).

Macroeconomic Factors

We monitor the effects of the macroeconomic environment and take appropriate steps to mitigate the impact on our business, employees and financial condition; however, the nature and extent of this impact in future periods remains difficult to predict due to numerous uncertainties outside our control.

Results of Operations (As Restated)
The following should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in our consolidated statements of income:

	Fiscal Year Ended March 31,
	2025	2024 As Restated	2023 As Restated
Sales	100.0%	100.0%	100.0%
Cost of sales	69.5	69.1	69.1

Gross profit	30.5	30.9	30.9

Operating expenses:
General and administrative	17.0	20.2	16.7
Advertising	10.5	11.2	10.2
Depreciation	3.1	2.6	1.4
Impairment loss	0.5	—	—
Total operating expenses	31.1	34.0	28.3

(Loss) income from operations	(0.6)	(3.1)	2.6

Total other income	0.4	0.7	0.6

(Loss) income before provision for income taxes	(0.2)	(2.4)	3.2

Provision for income taxes	2.5	0.4	0.9

Net (loss) income	(2.7)%	(2.8)%	2.3%
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
We believe it is useful to exclude non-cash charges, such as share-based compensation expense and depreciation from our adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. We believe it is useful to exclude income tax provision and interest income (expense), as neither are components of our core business operations. We also believe that it is useful to exclude other expenses, including the investment banking fee related to the Vetster partnership, acquisition costs related to PetCareRx, employee severance and interest expense relating to an estimated unremitted prior period state sales tax accrual as these items are not indicative of our ongoing operations. Adjusted EBITDA has limitations as a financial measure, and these non-GAAP measures should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
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

The following table presents a reconciliation of net loss, the most directly comparable GAAP measure to Adjusted EBITDA for each of the periods indicated:

	Reconciliation of Non-GAAP Measures PetMed Express, Inc.
	Three Months Ended
($ in thousands, except percentages)	March 31, 2025	March 31, 2024 As Restated	$ Change	% Change

Consolidated Reconciliation of GAAP Net Loss to Adjusted EBITDA:

Net loss	$(11,644)	$(5,016)	$(6,628)	132%

Add (subtract):
Share-based compensation expense	593	1,674	(1,081)	(65)%
Income taxes	5,662	1,536	4,126	269%
Depreciation and amortization	2,074	1,895	179	9%
Interest expense (income), net	123	(30)	153	(510)%
Acquisition/Partnership transactions and other items	26	385	(359)	(93)%
Employee severance	75	104	(29)	(28)%
Impairment loss	$1,200	$—	$1,200	n/m

Adjusted EBITDA	$(1,891)	$548	$(2,439)	(445)%

	Year Ended
($ in thousands, except percentages)	March 31, 2025	March 31, 2024 As Restated	$ Change	% Change

Consolidated Reconciliation of GAAP Net Loss to Adjusted EBITDA:

Net loss	$(6,271)	$(7,464)	$1,193	(16)%

Add (subtract):
Share-based compensation expense (reversal)	(6,586)	6,870	(13,456)	(196)%
Income taxes	5,684	1,191	4,493	377%
Depreciation and amortization	7,039	7,056	(17)	—%
Interest (income), net	(185)	(511)	326	(64)%
Acquisition/Partnership transactions and other items	231	1,679	(1,448)	(86)%
Employee severance	738	512	226	44%
Sales tax expense (reversal)	(1,178)	(1,088)	(90)	8%
Impairment loss	1,200	$—	1,200	n/m

Adjusted EBITDA	$672	$8,245	$(7,573)	(92)%

Fiscal 2025 Compared to Fiscal 2024 (refer to our 10-K for the fiscal year ended March 31, 2024 for Fiscal 2024 Compared to Fiscal 2023)
Sales (As Restated)
Sales decreased by approximately $47.1 million or 17.2%, to approximately $227.0 million for the fiscal year ended March 31, 2025, compared to approximately $274.1 million for the fiscal year ended March 31, 2024. The decrease in sales for the fiscal year ended March 31, 2025 reflects a strategic reduction in advertising, broader macroeconomic factors, and higher consumer promotional usage.
Reorder sales decreased by approximately $34.6 million, or 15.5%, to approximately $188.0 million for the fiscal year ended March 31, 2025, compared to approximately $222.6 million for the fiscal year ended March 31, 2024. The decrease in reorder sales for the fiscal year ended March 31, 2025 is primarily due to a decline in prescription medication sales.
New order sales decreased by approximately $10.6 million or 25.5%, to approximately $31.1 million for the fiscal year ended March 31, 2025, compared to $41.7 million for the fiscal year ended March 31, 2024. The decrease for the fiscal year ended March 31, 2025 in new order sales is primarily due to a strategic reduction in advertising.
We acquired approximately 351,000 new customers for the fiscal year ended March 31, 2025, compared to approximately 457,000 new customers for the same period in the prior year. The following chart illustrates sales by various sales classifications:

	Year Ended March 31,				Increase (Decrease)
Net Sales (In thousands)	2025	%	2024 As Restated	%	$	%

Reorder sales	$188,017	82.8%	$222,578	81.2%	$(34,561)	-15.5%
New order sales	31,097	13.7%	41,734	15.2%	(10,637)	-25.5%
Membership fees	7,858	3.5%	9,783	3.6%	(1,925)	-19.7%
Total net sales	$226,972	100.0%	$274,095	100.0%	$(47,123)	-17.2%
The Company changed the definition of a new order sale on July 1, 2024, to include sales from customers who have not previously ordered from the Company over the past twelve months compared to the prior definition which was thirty-six months. The reorder and new order sales amounts for the years ended March 31, 2025 reflect this new customer definition change. Under the previous definition of a new customer, reorder and new order sales were $241 million and $23.7 million, respectively, for the year ended March 31, 2024.
The Company offers an AutoShip & Save subscription program (“AutoShip”) on our website. AutoShip is a convenient way for our loyal customer base to have future pet medication orders delivered directly to them without the need to place an order each time. We are encouraged by the adoption of our AutoShip program and have seen an increasingly positive trend since we launched this program. Recurring sales, which includes AutoShip and membership revenue, as a percentage of total gross sales was 56.1% for the most recent quarter ended March 31, 2025, up from 53.5% for the same period last year and up from 56.2% sequentially in the prior quarter.
Going forward sales may be adversely affected due to increased competition and consumers giving more consideration to price. The changes in consumer behavior post pandemic makes future sales somewhat challenging to predict. No guarantees can be made that sales will continue to grow in the future.
Cost of sales (As Restated)
Cost of sales decreased by approximately $31.5 million, or 16.6% to $157.8 million for the fiscal year ended March 31, 2025, from $189.3 million for the fiscal year ended March 31, 2024. The cost of sales decrease can be directly related to the decrease in sales during fiscal year 2025. As a percentage of sales, cost of sales was 69.5% in fiscal year 2025, as compared to 69.1% in fiscal 2024. The increase in cost of sales, as a percentage of sales, for the fiscal year ended March 31, 2025 compared to the fiscal year ended March 31, 2024 was primarily due to an increase in discount activity.

Gross profit (As Restated)
Gross profit decreased by approximately $15.6 million, or 18.4%, to $69.1 million for the fiscal year ended March 31, 2025, from $84.8 million for the fiscal year ended March 31, 2024. The decrease in gross profit can be directly related to the decrease in sales and lower profit margins during fiscal 2025. Gross profit as a percentage of sales for fiscal 2025 was 30.5% compared to 30.9% for fiscal 2024. The gross profit and gross profit percentage decreased for the fiscal year ended March 31, 2025 compared to the previous fiscal year.
General and administrative expenses (As Restated)
General and administrative expenses decreased by approximately $16.6 million, or 30.0%, to $38.6 million for the fiscal year ended March 31, 2025, from $55.2 million for the fiscal year ended March 31, 2024. The decrease in general and administrative expenses for the fiscal year ended March 31, 2025 was primarily due to a $16.2 million decrease in payroll and payroll related expenses. The decrease in payroll and payroll related expenses primarily consisted of a $13.5 million decrease in stock compensation expense, of which $8.7 million was from the one-time non-cash stock compensation reversal associated with an executive departure. General and administrative expenses as a percentage of sales was 17.0% for the fiscal year ended March 31, 2025, compared to 20.2% for the fiscal year ended March 31, 2024.
Advertising expenses (As Restated)
Advertising expenses, which is net of manufacturer funded advertising, decreased by approximately $6.8 million to $23.8 million for the fiscal year ended March 31, 2025, from $30.6 million for the fiscal year ended March 31, 2024. This decrease for the fiscal year ended March 31, 2025, can be mainly attributed to lower gross media spend and a higher proportion of spending funded by third party partners. As a percentage of sales, advertising expense was 10.5% and 11.2% for the fiscal years ended March 31, 2025, and 2024, respectively.
The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, were $68 for the fiscal year ended March 31, 2025, compared to $67 for the fiscal year ended March 31, 2024, per the new definition of new customers.
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
Depreciation and amortization
Depreciation and amortization expense was approximately $7.0 million and $7.1 million for the fiscal years ended March 31, 2025 and March 31, 2024, respectively.
Other income
Other income decreased by approximately $0.9 million, to $0.9 million for the fiscal year ended March 31, 2025, from $1.9 million for the fiscal year ended March 31, 2024. The decrease was primarily due to lower invested balances. Interest income, net may decrease in the future as we utilize our cash balances on future investments or partnerships, on our operating activities, enter a credit facility or if the current interest rate environment changes.
Provision for income taxes
For the fiscal years ended March 31, 2025 and 2024, we recorded an income tax provision of approximately $5.7 million and $1.2 million, respectively. The increase to the income tax provision for fiscal 2025 is primarily due to the Company establishing a full valuation allowance against its net deferred tax assets. Our effective tax rate for the fiscal year ended March 31, 2025 was approximately (968.3)%, compared to approximately (19.0)% for the fiscal year ended March 31, 2024. The pre-tax loss in fiscal 2024 caused unfavorable items to decrease the rate instead of increasing it. The primary drivers of the rate are related to the increase in valuation allowance against the Company's net deferred tax assets, partially offset with the non-deductible executive compensation under Sec. 162(m) of the Internal Revenue Code. This limits deductions for compensation of covered executives to $1.0 million per individual.

Net loss
Net loss decreased by approximately $1.2 million, to a loss of approximately $6.3 million for the fiscal year ended March 31, 2025, from a loss of approximately $7.5 million for the fiscal year ended March 31, 2024. The decrease to net loss was primarily related to a decrease in general and administrative expenses, including the above-mentioned $8.7 million non-cash stock compensation reversal and advertising expenses, partially offset by a decrease in sales and gross profit, and an increase in the provision for income taxes during the fiscal year.
Liquidity and Capital Resources
At March 31, 2025, we had $54.7 million in cash and cash equivalents and no debt obligations. Our working capital at March 31, 2025 and 2024 was approximately $16.1 million and approximately $21.5 million, respectively. The $5.4 million decrease in working capital was attributable to $14.8 million decrease in current assets, out of which $12.4 million from inventory and $9.4 million decrease in current liabilities, out of which $9.5 million from accounts payable and accrued expenses.
Net cash provided by operating activities remained essentially unchanged at $4.7 million and $4.3 million for the fiscal years ended March 31, 2025 and 2024, respectively. The $0.4 million increase in cash provided by operating activities is due to the $1.2 million decrease in net loss reduced by $7.3 million of non-cash operating adjustments and partially offset by the $6.5 million increase in current liabilities net of current assets excluding cash.
Net cash used in investing activities was $5.1 million and $40.7 million for the fiscal years ended March 31, 2025 and 2024, respectively. This change in investing activities reflects the PetCareRx acquisition in the prior year.
Net cash used in financing activities was $0.2 million and $12.4 million for the fiscal years ended March 31, 2025 and 2024, respectively, due to the payment of an aggregate $0.60 per share dividend in fiscal year 2024.
We paid cash dividends quarterly from August 2009 to August 2023. On February 1, 2024, our Board of Directors elected to suspend the quarterly dividend indefinitely. This move is intended to focus use of the Company’s cash flow on growth initiatives and other higher return initiatives. The Board of Directors reviews and discusses the capital allocation needs of the Company, at a minimum, on a quarterly basis. The declaration and payment of future dividends is discretionary and will be subject to a determination by the Board of Directors. When considering whether to declare a dividend, our Board of Directors will take into account:

• General economic and business conditions;
• Our financial condition and operating results;
• Our available cash and current and anticipated cash needs;
• Our capital requirements;
• Strategic uses of cash for growth initiatives;
• Contractual, legal, tax and regulatory restrictions on the payment of dividends by us; and
• Such other factors as our Board of Directors may deem relevant.
On April 3, 2023, we closed on our acquisition of PetCareRx for aggregate cash consideration of approximately $36.0 million. At March 31, 2025 we had no material outstanding purchase or lease commitments. Other than the lease commitments assumed as part of the PetCareRx acquisition for the leases on two buildings, we are not currently bound by any long- or short-term agreements for the purchase or lease of property and equipment. Any material amounts expended for property and equipment would be the result of an increase in the capacity needed to adequately provide for any future increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Our primary source of working capital is cash from operations. We presently have no need for alternative sources of working capital and have no commitments.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and cash equivalents. At March 31, 2025, we had $54.7 million in cash and cash equivalents, and the majority of our cash and cash equivalents generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and cash equivalents. It would also impact the market value of our cash and cash equivalents. Our cash and cash equivalents are subject to market risk, primarily interest rate and credit risk. Our cash and cash equivalents are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by maintaining cash in federally-insured bank deposit accounts and restricting cash equivalents to highly-liquid investments with a maturities of three months or less. We do not hold any derivative financial instruments that could expose us to significant market risk. At March 31, 2025, we had no debt obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PETMED EXPRESS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PetMed Express, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PetMed Express, Inc. and its subsidiaries (the Company) as of March 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated October 14, 2025 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Restatement of Previously Issued Information

As discussed in Note 1 to the consolidated financial statements, the 2024 and 2023 consolidated financial statements have been restated to correct a misstatement.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

As reported on the consolidated statements of operations, the Company reported net sales of $227.0 million for the year ended March 31, 2025. As disclosed in Note 3 to the consolidated financial statements, the Company recognizes revenues when control transfers to the customer at the point in time at which the shipment of the product occurs. A portion of the Company’s revenues are initiated based on the AutoShip program where customers are able to request future deliveries without the need to place an order each time.

We identified the proper year-end cutoff of AutoShip revenue transactions as a critical audit matter due to the significant audit effort required in performing procedures and evaluating the audit evidence related to the AutoShip revenue transactions. As disclosed by the Company, material weaknesses were identified in information technology general controls (ITGCs) and its control environment which impacted these revenue transactions.

Our audit procedures related to the cutoff of AutoShip revenue transactions included the following, among others:

•Tested the occurrence of recorded AutoShip revenue transactions on a sample basis by obtaining and inspecting invoices, customer order history, delivery documents, and cash receipts from customers.

•Tested the cutoff of recorded AutoShip revenue transactions on a sample basis by obtaining and inspecting invoices, customer order history, delivery documents, and cash receipts from customers for a period leading up and immediately after quarter-ends.

•Obtained merchant statements for the fiscal year and performed a proof of cash reconciliation from these statements to related total revenue. Also obtained merchant statements from after year-end to inspect for unusual charge-back and return activity.

•Performed a proof of cash reconciliation that reconciled cash deposits to revenue and related revenue accounts.

•Performed analytical procedures to compare monthly revenue trends and usual changes on a month-to-month basis.

Deferred Tax Asset Valuation Allowance

As described in Note 2 and 10 to the consolidated financial statements the Company has a valuation allowance against the Company’s net deferred tax assets. The valuation allowance was 7.4 million as of March 31, 2025. The Company recognizes deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in the Company’s financial statements. Valuation allowances are provided for deferred tax assets where it is considered more likely than not that the Company will not realize the benefit of such assets. In evaluating the realizability of deferred tax assets in future periods, the available positive and negative evidence, including history of book losses, recent results of operations and sources of taxable income, including the reversal of deferred tax liabilities, projected future taxable income (exclusive of reversing temporary differences) and tax planning strategies, are considered.

We identified management’s determination of the value of deferred tax assets as a critical audit matter as there is significant judgment required by management to conclude whether it is more likely than not that these deferred tax assets will be realized in future periods. In addition, the auditing of these elements involved complex and subjective auditor judgment, including the need to involve personnel with specialized skill and knowledge.

Our audit procedures to evaluate management’s determination that sufficient taxable income will not be generated to realize all of the deferred tax assets included the following, among others:

•We evaluated the reasonableness of management’s estimates in regard to the ability to utilize deferred tax assets by testing management’s assessment of the timing of future reversals of temporary differences.

•We utilized personnel with specialized knowledge and skill in income taxes and accounting for income taxes under Accounting Standards Codification (ASC) 740, Income Taxes, to assist in the evaluation of management’s assessment of positive and negative evidence and their conclusion that it is more likely than not that the Company will not realize the benefit of its deferred tax assets.

/s/ RSM US LLP

We have served as the Company’s auditor since 2007.

Coral Gables, Florida

October 14, 2025

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except for share and per share amounts)

	March 31, 2025	March 31, 2024
ASSETS

Current assets:
Cash and cash equivalents	$54,720	$55,296
Accounts receivable, less allowance for credit losses of $91 and $273, respectively	2,317	3,283
Inventories, net	16,205	28,556
Prepaid expenses and other current assets	5,330	6,325
Prepaid income taxes	299	188

Total current assets	78,871	93,648

Noncurrent assets:
Property and equipment, net	28,859	26,657
Intangible and other assets, net	13,346	16,503
Goodwill	26,658	26,658
Operating lease right-of-use assets, net	966	1,432
Deferred tax assets, net	—	4,986
Total noncurrent assets	69,829	76,236

Total assets	$148,700	$169,884

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$23,564	$37,024
Sales tax payable	24,867	25,012
Accrued expenses and other current liabilities	11,711	7,060
Current operating lease liabilities	461	459
Deferred revenue	2,085	2,603
Income taxes payable	80	—
Total current liabilities	62,768	72,158

Deferred tax liabilities, net	263	—
Long-term operating lease liabilities	535	995

Total liabilities	$63,566	$73,153

Commitments and contingencies (Note 15)

Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
Convertible Preferred stock, $0.001 par value, with a liquidation preference of $4 per share, 250,000 shares authorized ; 2,500 and 2,500 convertible shares issued and outstanding, respectively	9	9
Series A Junior Participating Preferred Stock, $0.001 par value, 100,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value, 40,000,000 shares authorized; 20,656,822 and 21,148,692 shares issued and outstanding, respectively	21	21
Additional paid-in capital	18,560	25,146
Retained earnings	66,544	71,555

Total shareholders' equity	85,134	96,731

Total liabilities and shareholders' equity	$148,700	$169,884

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share amounts)

	Year Ended March 31,
	2025	2024 As Restated	2023 As Restated

Net sales	$226,972	$274,095	$247,569
Cost of sales	157,835	189,327	171,068

Gross profit	69,137	84,768	76,501

Operating expenses:
General and administrative	38,647	55,246	41,714
Advertising	23,781	30,628	25,190
Depreciation and amortization	7,039	7,056	3,546
Impairment loss	1,200	—	—
Total operating expenses	70,667	92,930	70,450

(Loss) income from operations	(1,530)	(8,162)	6,051

Other income:
Interest income, net	185	511	450
Other, net	758	1,378	944
Total other income	943	1,889	1,394

(Loss) income before provision for income taxes	(587)	(6,273)	7,445

Provision for income taxes	5,684	1,191	2,305

Net (loss) income	$(6,271)	$(7,464)	$5,140

Net (loss) income per common share:
Basic	$(0.30)	$(0.37)	$0.25
Diluted	$(0.30)	$(0.37)	$0.25

Weighted average number of common shares outstanding:
Basic	20,596,022	20,395,959	20,274,786
Diluted	20,596,022	20,395,959	20,339,002

Cash dividends declared per common share	$—	$0.60	$1.20
See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended March 31, 2023, March 31, 2024, and March 31, 2025
(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amounts	Shares	Amounts

Balance, March 31, 2022	3	$9	20,979	$21	$11,660	$111,760	$123,450

Issuance of restricted stock, net	–	–	105	–	–	–	–

Share based compensation	–	–	–	–	6,617	–	6,617

Dividends declared	–	–	–	–	–	(25,241)	(25,241)

Net income	–	–	–	–	–	5,140	5,140

Balance, March 31, 2023	3	9	21,084	21	18,277	91,659	109,966

Issuance of restricted stock, net	–	–	64	–	–	–	–

Share based compensation	–	–	–	–	6,869	–	6,869

Dividends declared	–	–	–	–	–	(12,640)	(12,640)

Net loss	–	–	–	–	–	(7,464)	(7,464)

Balance, March 31, 2024	3	9	21,148	21	25,146	71,555	96,731

Cancellation of restricted stock, net	–	–	(561)	–	–	–	–

Share based compensation	–	–	–	–	(6,586)	–	(6,586)

Dividends forfeited	–	–	–	–	–	1,260	1,260

Net loss	–	–	–	–	–	(6,271)	(6,271)

Balance, March 31, 2025	3	$9	20,587	$21	$18,560	$66,544	$85,134
See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended March 31,
	2025	2024	2023
Cash flows from operating activities:
Net (loss) income	$(6,271)	$(7,464)	$5,140
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7,039	7,056	3,546
Impairment loss	1,200	—	—
Share based compensation, net	(6,586)	6,869	6,617
Deferred income taxes	5,249	292	(1,630)
Bad debt expense	365	324	214
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Accounts receivable	601	(1,742)	(41)
Inventories	12,351	(6,417)	13,432
Prepaid income taxes	(111)	675	(182)
Prepaid expenses and other current assets	995	(185)	147
Operating lease right-of-use assets, net	466	788	—
Accounts payable	(13,460)	6,102	(2,292)
Sales tax payable	(145)	(1,101)	1,956
Accrued expenses and other current liabilities	3,921	276	896
Operating lease liabilities	(458)	(766)	—
Deferred revenue	(518)	(390)	—
Income taxes payable	80	—	—
Net cash provided by operating activities	4,718	4,317	27,803

Cash flows from investing activities:
Purchase of minority interest investment in Vetster	—	(300)	(5,000)
Acquisition of PetCareRx, net of cash acquired	—	(35,859)	—
Purchases of property and equipment	(5,113)	(4,511)	(5,260)
Net cash used in investing activities	(5,113)	(40,670)	(10,260)

Cash flows from financing activities:
Dividends paid	(181)	(12,437)	(24,537)
Net cash used in financing activities	(181)	(12,437)	(24,537)

Net decrease in cash and cash equivalents	(576)	(48,790)	(6,994)

Cash and cash equivalents, at beginning of fiscal year	55,296	104,086	111,080

Cash and cash equivalents, at end of fiscal year	$54,720	$55,296	$104,086

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$525	$130	$4,312

Dividends payable in accrued expenses	$26	$1,466	$1,262

Non-cash investing activity for property and equipment additions	$2,170	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Restatement of Previously Issued Consolidated Financial Statements

As further described below, (i) our audited consolidated financial statements for the fiscal years ended March 31, 2024 and March 31, 2024, (ii) our unaudited consolidated financial statements covering the quarterly reporting periods during fiscal year 2023, consisting of the quarters ended June 30, 2022, September 30, 2022, December 31, 2022; (iii) our unaudited consolidated financial statements covering the quarterly reporting periods during fiscal year 2024, consisting of June 30, 2023, September 30, 2023, and December 31, 2023 and (iv) our unaudited consolidated financial statements covering the quarterly reporting periods during fiscal year 2025, consisting of the quarters ended June 30, 2024, September 30, 2024, and December 31, 2024 have been restated to reflect the correction of material errors. For restatement information on these interim periods, see Note 18, Quarterly Financial Data (Unaudited and Restated).

Restatement Background

The need for restatement was identified: (1) in part by the Audit Committee Investigation (see Part II, Item 7); and (2) during financial analyses conducted in connection with the preparation of the Company’s consolidated financial statements for the fiscal year ended March 31, 2025. The Company participates in a range of vendor-funded programs through which it receives reimbursements for certain activities, including advertising, sales incentives, and other promotional efforts, typically linked to purchase or sales volume thresholds. These programs are designed to offset costs incurred in connection with stocking, promoting, and selling vendor products.

The Company identified certain errors in its accounting for payments, rebates and discounts from suppliers arising from a misapplication of US GAAP. Historically, the Company accounted for (1) certain promotional sales reimbursements as a component of its revenues and (2) certain co-operative advertising expenses as a component of advertising costs that were not specific, incremental or identifiable. The Company notes that these errors should be accounted for as a component of (reduction to) cost of sales. Furthermore, after a thorough review of the Company's vendor agreements, the Company also identified the following additional errors within our accounting for vendor consideration which will also be included in the Restatement:

1)A specific vendor whose marketing and advertising arrangements, previously categorized as cost of sales, needed to be reallocated to offset advertising expenses.
2)A specific vendor whose promotional sales reimbursements, previously categorized as advertising expenses, needed to be reallocated to cost of sales.

Restatement Adjustments

The following table summarizes the effect of the errors on the Company’s consolidated statements of operations for the fiscal years ended March 31, 2024 and March 31, 2023:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Year Ended
	March 31, 2024			March 31, 2023
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Net sales	$281,064	-$6,969	$274,095	$256,579	-$9,010	$247,569
Cost of sales	$202,416	-$13,089	$189,327	$185,844	-$14,776	$171,068
Gross profit	$78,648	$6,120	$84,768	$70,735	$5,766	$76,501

Advertising	$24,508	$6,120	$30,628	$19,424	$5,766	$25,190
Total operating expenses	$86,810	$6,120	$92,930	$64,684	$5,766	$70,450

Advertising Costs of Acquiring a New Customer	$54		$67	$71		$92
Advertising Costs as a Percentage of Sales	8.7%		11.2%	7.6%		10.2%

While the restatement affects individual line items on the above statements of operations, there is no impact on net income or other financial statements, including the consolidated balance sheets, statements of cash flows, or statements of changes in shareholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2)    Summary of Significant Accounting Policies
Organization
The Company is a leading nationwide direct-to-consumer pet pharmacy and online provider of prescription and non-prescription medications, food, supplements, supplies and vet services for dogs, cats, and horses. The Company markets and sells directly to consumers through its websites, customer contact center, and mobile application. The Company offers consumers an attractive alternative for obtaining pet medications, foods, and supplies in terms of convenience, price, speed of delivery, and valued customer service.
Founded in 1996, the Company's executive headquarters offices are currently located in Delray Beach, Florida. The Company has a March 31 fiscal year and references herein to fiscal 2025, 2024, or 2023 refer to the Company's fiscal years ended March 31, 2025, 2024, and 2023, respectively.
Principles of Consolidation
The Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and include PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
Business Combinations
The Company accounts for its business combinations using the acquisition method of accounting in accordance with Accounting Standards Codification ("ASC") Topic 805 ("Business Combinations"). The purchase price is allocated to the fair value of the assets acquired and liabilities assumed. Transaction costs directly attributable to the acquisition are expensed as incurred. Identifiable assets and liabilities acquired or assumed are measured separately at their fair values as of the acquisition date. The excess of the purchase price of acquisition over the fair value of the identifiable net assets of the acquiree is recorded as goodwill. The results of businesses acquired in a business combination are included in the Company’s consolidated financial statements from the date of acquisition.

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
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2025 and 2024 consisted of the Company’s cash accounts and money market accounts with a maturity of three months or less. The carrying amount of cash equivalents approximates fair value. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.
Use of Estimates
The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's significant estimates include estimates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2)    Summary of Significant Accounting Policies
related to collectability of receivables, impairment of inventories, deferred tax allowances, and intangible valuation allowances.
Inventories
Inventories consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or net realizable value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. The inventory reserve was approximately $34 thousand and $72 thousand at March 31, 2025 and 2024, respectively.
Property and Equipment
Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Our building is being depreciated over a period of thirty years. The furniture, fixtures, equipment, and computer software are being depreciated over periods ranging from three to ten years.
Long-lived Assets

Long-lived assets, which include amortizable intangible assets and fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable and are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities (asset group). Recoverability of the asset group is measured by a comparison of the carrying amount of the asset group to the undiscounted cash flows expected to be generated from the asset group. If the sum of the projected undiscounted cash flows (excluding interest charges) of an asset group is less than its carrying value, and the fair value of an asset group is also less than its carrying value, the assets will be written down by the amount by which the carrying value of the asset group exceeded its fair value. At March 31, 2025, the Company concluded that there is no impairment of its long-lived assets under ASC 360.
Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is not amortized but instead is tested for impairment annually on January 1, or more frequently if events or changes in circumstances indicate goodwill might be impaired. When testing goodwill for impairment by determining whether the carrying value of each reporting unit exceeds its estimated fair value, the Company has the option to choose whether it will apply a qualitative assessment first and then a quantitative assessment, if necessary, or to apply the quantitative assessment directly. The Company has concluded that it has one reporting unit and has assigned the entire balance of goodwill to this reporting unit.

The Company performed its annual goodwill impairment testing as of January 1, 2025 using a quantitative assessment and at that time concluded there was no impairment. Since January 1, 2025, the Company's stock price decreased from $4.82 at December 31, 2024 to $4.19 at March 31, 2025. The Company considered the decrease in its stock price in FY 2025 to be indicative of potential risks that the carrying amount of goodwill may not be recoverable. The Company performed a quantitative assessment as of March 31, 2025, and concluded that goodwill was not impaired because the market capitalization, i.e. fair value determined based on the Company's stock price, (without including a control premium) of the single reporting unit exceeded its carrying value as of March 31, 2025. (See Footnote 19, "Subsequent Events")

Intangible Assets
The Company acquired definite-lived intangible assets in the acquisition (see Note 4) that will be amortized based on their estimated useful lives in accordance with ASC Topic 350 (“Goodwill and Other Intangible Assets”). These definite-lived intangible assets are being amortized over periods ranging from three to seven years. Acquired trade name is not being amortized and is subject to a review for impairment on an annual basis, or more frequently if circumstances indicate an impairment may have occurred. If the carrying amount of an indefinite lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2)    Summary of Significant Accounting Policies
excess. Following the Company's annual impairment testing in fiscal 2025, while there was no single determinative event or factor, the reduction in actual and forecasted revenues related to the trade name led the Company to conclude that it was more likely than not that the fair value of the trade name was less than its book value. As a result of our quantitative impairment test, the Company concluded there was a $1.2 million impairment of the PCRX trade name. The fair value of the trade name was determined using the "relief from royalty" method.
This method estimates the value of the trade name by calculating the present value of the royalty payments that would have been avoided by owning the trade name rather than licensing it. Key assumptions used in this valuation include:
•Royalty Rate: A hypothetical royalty rate of 0.5% was applied, based on comparable market transactions and industry benchmarks for similar trade names. This rate reflects the estimated arm's-length royalty that a market participant would be willing to pay for the use of the trade name.
•Forecasted Revenues: Future revenue projections associated with the use of the trade name were based on the Company's internal forecasts, incorporating expectations for market growth. These forecasts were adjusted to reflect the impact of the identified triggering event.
•Discount Rate: A discount rate of 16.5% was utilized, representing the Company's weighted average cost of capital (WACC) adjusted for the specific risks associated with the trade name and the relevant industry.
•Capitalization Rate: A capitalization growth rate of 13.5% was applied to project cash flows beyond the discrete forecast period, reflecting long-term sustainable growth expectations.
In accordance with ASC 820, Fair Value Measurement, the fair value measurement for the trade name impairment is categorized as a Level 3 fair value measurement. This is due to the significant unobservable inputs used in the relief from royalty valuation, including the royalty rate, forecasted revenues, discount rate, and terminal growth rate, which require significant management judgment and estimation.

Other Assets
Other assets consist of the initial minority interest investment in Vetster. Details can be found in Note 16 below.
Fair Value of Financial Instruments
The carrying amounts of the Company's cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments.
Advertising
The Company's advertising expense consists primarily of Internet marketing and direct mail/print. Internet costs are expensed in the month incurred and direct mail/print advertising costs are expensed when the related catalogs, brochures, and postcards are produced, distributed, or superseded.
Cost of Goods Sold
Cost of goods sold includes the purchase price of inventory sold, freight costs associated with inventory, shipping supply costs, inventory shrinkage costs and valuation adjustments and reductions for promotions and discounts offered by the Company's vendors.
Vendor Allowances

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2)    Summary of Significant Accounting Policies
The Company receives funds from its merchandise vendors through a variety of programs and arrangements, primarily in the form of purchases-based or sales-based volumes and for product advertising and placement. The Company recognizes vendor allowances based on purchases and sales as a reduction of cost of sales when the associated inventory is sold. Vendor allowances for advertising and placement are recognized as a reduction of cost of sales ratably over the corresponding performance period. Funds that are determined to be a reimbursement of specific, incremental and identifiable costs incurred to sell vendors’ products are recorded as an offset to the related expense within Advertising Expenses on our Consolidated Statements of Operations when incurred.

Leases
The Company accounts for leases in accordance with ASC Topic 842 ("Leases"). The Company reviews all contracts and determines if the arrangement is or contains a lease, at inception. Operating leases are reported as right-of-use (“ROU”) assets, current lease liabilities and long-term lease liabilities on the Consolidated Balance Sheets. The Company does not have any material leases, individually or in the aggregate, classified as a finance lease.
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
Approximately 48% of the Company's Delray Beach property, or approximately 88,000 square feet was leased to two tenants. At March 31, 2025, the leases with these two tenants had a remaining weighted average lease term of 5.2 years. The Company recorded approximately $0.7 million, $1.2 million, and $0.7 million in rental revenue in fiscal 2025, 2024 and 2023, respectively, which was included in other income. In fiscal 2025, the Company recorded $42 thousand of rental revenue associated with a PetCareRx lease which expired in April 2024. The Company expects to receive the following future lease payments, under the current lease agreements, over the next seven years: $0.9 million in fiscal 2026, $1.0 million in fiscal 2027, $1.0 million in fiscal 2028, $0.9 million in fiscal 2029, $1.0 million in fiscal 2030 and $0.4 million in fiscal 2031.
Comprehensive Income
The Company applies ASC Topic 220 (“Reporting Comprehensive Income”) which requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. For the fiscal years ended March 31, 2025, 2024 and 2023, the Company had no components of comprehensive income and therefore does not report comprehensive income or Consolidated Statements of Comprehensive Income.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2)    Summary of Significant Accounting Policies
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
The Company applies “Accounting for Uncertainty in Income Taxes” guidance to all tax positions for which the statute of limitations remains open. The Company had no liabilities for uncertain tax positions for either fiscal 2025 or fiscal 2024. The Company files tax returns in the U.S. federal jurisdiction and Florida, Arizona, California, Connecticut, Idaho, Maryland, Michigan, Oklahoma, South Carolina, Virginia, Wisconsin, New Jersey, Georgia, Indiana, New York and the District of Columbia. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years ending March 31, 2021, or earlier. Any interest and penalties related to income taxes will be recorded to other income (expenses).
Business Concentrations
The Company purchases its products from a variety of sources, including certain manufacturers, domestic distributors, and wholesalers. We have multiple suppliers for each of our product lines to obtain the lowest cost. There were six and seven suppliers from which we purchased approximately 81% and 78% of all products in fiscal 2025 and 2024, respectively.
Accounting for Share Based Compensation
The Company records compensation expense associated with restricted stock in accordance with ASC Topic 718 (“Share Based Payments”). The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of general and administrative expenses.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Update 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". This Update applies to all public entities that are required to report segment information in accordance with Topic 280. The amendments in this Update revise reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this Update do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The Update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Update should be applied retrospectively to all prior periods presented in the financial statements. The Company implemented this update in this Form 10-K (see Footnote 4 "Segment Reporting").
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
In November 2024, the FASB issued ASU No.2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) to require public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, and may be applied on a retrospective or prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of adopting this Update.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2)    Summary of Significant Accounting Policies
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
Membership fees represent the amounts recognized periodically from two membership models. The first is the PetPlus membership for PetCareRx customers, the second is a partner membership provided through PetCareRx. These memberships provide discounted pricing, free standard shipping, veterinary telehealth services and other benefits which represent a single stand-ready performance obligation to provide these benefits. The PetPlus membership fee is an upfront annual charge and automatically renews one year from the initial enrollment date. The Company recognizes the revenue ratably over the term of the PetPlus membership which is generally one year. As shown in the following table, under the PetPlus program, the Company recognized $4.1 million deferred annual membership fees in the twelve months ended March 31, 2025, and had $2.1 million of deferred revenue as of the year ended March 31, 2025.

( amounts in millions)
Deferred revenue, March 31, 2023	$—
Deferred revenue acquired with PetCareRx	3.0
Deferred memberships fees received	6.6
Deferred membership fee revenue recognized	(7.0)
Deferred revenue, March 31, 2024	2.6
Deferred Autoship revenue	1.1
Deferred memberships fees received	2.5
Deferred membership fee revenue recognized	(4.1)
Deferred revenue, March 31, 2025	$2.1
In addition to annual membership fees earned under the PetPlus program, the Company also earns membership fees on a month-to-month basis under its PetCareRx partner membership program. For the twelve months ended March 31, 2025 and March 31, 2024, membership fees earned under the partner program were $3.7 million and $2.8 million, respectively.
The Company has no material contract asset or liability balances at March 31, 2025, March 31, 2024, and April 1, 2023, respectively.
The Company maintains an allowance for credit losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card chargebacks or insufficient funds checks. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company determines its estimates of the uncollectability of accounts receivable by analyzing historical bad debts and current economic trends in compliance with the provisions of ASC Topic 326 ("Financial Instruments - Credit Losses"). The allowance for credit losses was approximately $91 thousand and $273 thousand at March 31, 2025 and March 31, 2024, respectively.

(4) Segment Reporting
The Company has a single segment that derives sales from customers through the sale of products which are shipped directly to customers. The accounting policies of the Company's single segment are the same as those described in the Company's Significant Accounting Policies.
The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM assesses performance for the segment and decides how to allocate resources based on Adjusted EBITDA that is reconciled to GAAP net loss reported on the accompanying Consolidated Statements of Operations below. The CODM uses Adjusted EBITDA to evaluate income generated from segment assets in deciding whether to reinvest profits into the segment or into other parts of the entity. Adjusted EBITDA is used to monitor budget versus actual results and forecast versus actual results and is utilized when establishing management’s compensation in collaboration with the Board of Directors. Adjusted EBITDA should only be considered as supplemental to, and alongside with, other GAAP based financial performance measures, including various cash flow metrics, net income, net margin, and our other GAAP results.

The table below provides a summary of significant expense categories regularly provided to the CODM reconciled to Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net (loss) income, for the years ended March 31. The CODM does not review segment assets at a different asset level or category than those disclosed within the consolidated balance sheets.

	Twelve Months Ended
($ in thousands)	March 31, 2025	3/31/2024 (As Restated)	3/31/2023 (As Restated)
Net Sales	$226,972	$274,095	$247,569
Significant expense categories:
Cost of sales	157,835	189,327	171,068
Advertising	23,781	30,628	25,190
Other segment expenses (1)	44,684	45,895	31,541
Adjusted EBITDA	$672	$8,245	$19,770

(Add) subtract:
Share-based compensation (reversal) expense	(6,586)	6,870	6,617
Income taxes	5,684	1,191	2,305
Depreciation and amortization	7,039	7,056	3,546
Interest income	(185)	(511)	(450)
Acquisition/Partnership transactions and other items	231	1,679	1,904
Employee severance	738	512	364
Sales tax expense (reversal) (2)	(1,178)	(1,088)	344
Impairment loss	1,200	—	—
Net (loss) income	$(6,271)	$(7,464)	$5,140

(1) Consists of all other expenses on an Adjusted EBITDA basis, including salaries and wages, operating expenses such as utilities, insurance, professional fees, etc.
(2) Reversal consists of abatement of certain sales tax accruals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Acquisition

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

The acquisition of PetCareRx allowed the Company to expand its product catalog, most notably in non-medication products, including food. In addition, PetCareRx brings increased distribution capability and experience, geographic diversity, technology enhancements, additional vendor relationships and a long-tenured and experienced staff.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company incurred a total of $1.7 million in acquisition related costs that were expensed as incurred and recorded in general and administrative expenses in the Company’s Consolidated Statements of Operations, of which $0.5 million was recorded in fiscal year 2023, and $1.2 million was recorded in fiscal year 2024. These costs include banking, legal, accounting, and consulting fees related to the acquisition.

Supplemental Pro Forma Information

The supplemental pro forma financial information presented below is for illustrative purposes only, does not include the pro forma adjustments that would be required under Regulation S-X of the Exchange Act for pro forma financial information, is not necessarily indicative of the financial position or results of operations that would have been realized if the PetCareRx acquisition had been completed on April 1, 2023, does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position. The pro forma adjustments are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The supplemental pro forma financial information for the prior period twelve months ended March 31, 2023 is as follows (in thousands):

Twelve Months Ended March 31, 2023
(unaudited)
Net sales	$300,230
Net loss	(261)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(6)    Property and Equipment, Net
Major classifications of property and equipment consist of the following (in thousands):

	March 31,
	2025	2024

Building	$14,999	$14,999
Land	3,700	3,700
Building Improvements	4,627	4,511
Computer Software	21,312	14,246
Furniture, fixtures and equipment	9,431	9,329
	54,069	46,785
Less: accumulated depreciation	(25,210)	(20,128)

Property and equipment, net	$28,859	$26,657
Depreciation expense was $5.1 million, $5.1 million and $3.5 million for the twelve months ended March 31, 2025, 2024 and 2023, respectively.
The Company evaluated its tangible property and equipment for indicators of impairment as of March 31, 2025 and concluded that no impairment existed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7: Intangible and Other Assets, Net

Intangible assets and other assets, net consisted of the following (in thousands):

	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
March 31, 2025
Intangible Assets
Toll-free telephone number	Indefinite	$375	$—	$375	Indefinite
Internet domain names	Indefinite	485	$—	485	Indefinite
Trade Names - PetCareRx	Indefinite	1,400	$—	1,400	Indefinite
Customer Relationships -PetCareRx	7 years	6,700	(1,914)	4,786	5
Developed Technology - PetCareRx	3 years	3,000	(2,000)	1,000	1
		$11,960	$(3,914)	$8,046
Other Assets
Minority interest investment in Vetster	N/A	5,300	—	5,300	N/A

Balance March 31, 2025		$17,260	$(3,914)	$13,346

March 31, 2024
Intangible Assets
Toll-free telephone number	Indefinite	$375	$—	$375	Indefinite
Internet domain names	Indefinite	485	$—	485	Indefinite
Trade Names - PetCareRx	Indefinite	2,600		2,600	Indefinite
Customer Relationships -PetCareRx	7 years	6,700	(957)	5,743	6
Developed Technology - PetCareRx	3 years	3,000	(1,000)	2,000	2
Balance March 31, 2024		$13,160	$(1,957)	$11,203

Other Assets
Minority interest investment in Vetster	N/A	$5,300	$—	$5,300	N/A
Balance March 31, 2024		$18,460	$(1,957)	$16,503

The Company evaluated its indefinite-lived intangible assets for indicators of impairment as of March 31, 2025 and concluded that there was an impairment loss of $1.2 million.

Amortization expense for intangible assets was $2.0 million, $2.0 million and zero for the twelve months ended March 31, 2025, 2024 and 2023, respectively. The indefinite life intangibles are not being amortized and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
are subject to an annual review for impairment in accordance with the ASC Topic 350 (“Goodwill and Other Intangible Assets”).

The following table summarizes expected amortization of our intangible assets at March 31, 2025 (in thousands):

Year Ending March 31,
2026	1,958
2027	957
2028	957
2029	957
Thereafter	957
Total	$5,786

On April 19, 2022, the Company engaged in a three-year partnership agreement with Vetster Inc. (“Vetster”), a Canadian veterinary telehealth company. The Company also purchased a 5% minority interest in Vetster in the amount of $5.0 million and received warrants for additional equity in Vetster, which are tied to future performance milestones. On October 3, 2023, the Company purchased additional shares in Vetster in the amount of $0.3 million. This increased the minority interest investment to $5.3 million. Following this round, the Company’s minority ownership changed to approximately 4.8% of Vetster’s outstanding shares. The minority interest investment is being valued on the cost basis. At March 31, 2025, we evaluated the investment in accordance with ASC Topic 321 (Accounting for Equity Interests) and determined it was not impaired.
Under the terms of the agreement, the Company became the exclusive pet products e-commerce provider for Vetster, and Vetster became the exclusive provider of telehealth and telemedicine services to the Company. The Company and Vetster will continue to work on a non-exclusive basis under the terms of the agreement after April 19, 2025. The minority interest investment is being valued on the cost basis and the investment will be evaluated periodically for any impairment.
Under the terms of the agreement, Vetster earns from 10% to 20% of revenue generated from its customers on orders fulfilled by the Company. For the years ended March 31, 2025, 2024, and 2023 the Company earned approximately $1.5 million, $0.8 million, and $0.4 million in net sales for orders placed through Vetster and incurred fees to Vetster of approximately $0.3 million, $0.2 million, and $0.1 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(8)    Accrued Expenses and Other Current Liabilities
Major classifications of accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,
	2025	2024

Accrued credit card fees	$286	$397
Accrued salaries and benefits	1,538	1,530
Accrued merchandise credits / reward program	1,689	1,849
Accrued advertising expenses	2,841	—
Accrued property, plant & equipment	2,170	—
Accrued professional expenses	1,084	222
Accrued sales return allowance	225	318
Accrued dividends payable	26	1,466
Accrued real estate taxes	728	142
Other accrued liabilities	1,124	1,136
Accrued expenses and other current liabilities	$11,711	$7,060

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9) Leases
The Company’s leasing activities primarily consist of real estate leases acquired during the acquisition of PetCareRx for use in the business operations. The leases had initial terms ranging from 5 years to 10 years. Some of the initial lease terms have already matured and the remaining leases have maturity dates ranging from fiscal year 2027 to 2030. The Company assesses whether each lease is an operating lease or a finance lease at the lease commencement date. The Company does not have any material leases, individually or in the aggregate, classified as a finance lease.
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
Discount Rate and Lease Term
As of March 31, 2025, the weighted average remaining lease term and discount rate for the Company’s operating leases were 2 years and 3.6%, respectively. As the rate implicit in the lease is generally not readily determinable for the Company’s operating leases, the Company uses its estimated incremental borrowing rate based on the information available at the date of acquisition, April 3, 2023, in determining the present value of future payments.
Lease Costs and Activity
The Company’s lease costs as recorded in the general and administrative costs and activity for the twelve months ended March 31, 2025 and March 31, 2024 are as follows (in thousands):

Lease cost	Twelve months ended March 31, 2025	Twelve months ended March 31, 2024
Operating lease cost - fixed	$509	$853
Operating lease costs - variable	53	65
Total lease cost	$562	$918
Supplemental cash flow information for the twelve months ended March 31, 2025 are as follows (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Twelve months ended March 31, 2025
Cash paid for the amounts included in the measurement of operating lease liabilities	$501
Right-of-use assets obtained in exchange for operating lease liabilities as a result of acquisition	$2,220
Maturity of Lease Liabilities
The maturity of the Company’s lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on the Company’s Consolidated Balance Sheet as of March 31, 2025 were as follows (in thousands):

March 31, 2025
2026	$488
2027	502
2028	42
Total lease payments	1,032
Less: Imputed Interest	(36)
Present value of lease liabilities	$996

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10)    Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	March 31,
	2025	2024
Deferred tax assets:
Accrued sales tax liability	$5,101	$5,126
Other accrued expenses	200	225
Deferred stock compensation	425	680
Deferred revenue	—	31
Bad debt and inventory reserves	227	440
Capitalized research and development costs	3,201	317
Lease liabilities	250	375
Net operating loss carryforward	3,431	3,001
Total deferred tax assets	12,835	10,195

Deferred tax liabilities:
Tax accounting method change	(349)	(541)
Intangible assets	(1,921)	(2,627)
Property and equipment	(3,181)	(1,041)
Right of use assets	(242)	(376)
Total deferred tax liabilities	(5,693)	(4,585)

Valuation allowance	(7,405)	(624)

Total net deferred tax (liability) asset	$(263)	$4,986
As of March 31, 2025, the Company had $13.6 million of federal net operating loss carryforwards which begin to expire in fiscal 2026. The Company also had $11.1 million in state net operating loss carryforwards which begin to expire in fiscal 2026. In fiscal 2024 the Company acquired PetCareRx, a loss corporation. The tax attributes acquired are subject to Internal Revenue Code Section 382 which limits the utilization annually. Outlined below are the tax attributes acquired and the balances remaining as of March 31, 2025 and March 31, 2024 (in thousands).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10)    Income Taxes (Continued)

PetCareRx Tax Attributes Acquired	Total	Sec. 382 limited utilization	Attributes for which a deferred tax asset is recorded	Expiration
Federal net operating losses - limited carryover	$85,454	$83,300	$2,154	Beginning in FY 2024
Federal net operating losses - unlimited carryover	$10,501	$—	$10,501	None
Disallowed business interest expense carryover	$1,855	$—	$1,855	None
State net operating losses	$11,040	$2,066	$8,974	Beginning in FY 2026

Tax Attributes as of March 31, 2024	Total	Sec. 382 limited utilization	Attributes for which a deferred tax asset is recorded	Expiration
Federal net operating losses - limited carryover	$84,114	$83,300	$814	Beginning in FY 2025
Federal net operating losses - unlimited carryover	$10,501	$—	$10,501	None
Disallowed business interest expense carryover	$—	$—	$—	None
State net operating losses	$11,040	$2,066	$8,974	Beginning in FY 2026

Tax Attributes as of March 31, 2025	Total	Sec. 382 limited utilization	Attributes for which a deferred tax asset is recorded	Expiration
Federal net operating losses - limited carryover	$77,052	$76,238	$814	Beginning in FY 2026
Federal net operating losses - unlimited carryover	$12,739	$—	$12,739	None
Disallowed business interest expense carryover	$—	$—	$—	None
State net operating losses	$11,884	$832	$11,052	Beginning in FY 2026

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets, which are composed primarily of net operating losses and capitalized research and development costs. Management has considered the Company’s cumulative net losses in recent years and limited evidence of sustainable taxable income in future periods, and concluded that it is more likely than not that the Company will not recognize the benefits of deferred tax assets. As a result, a full valuation allowance has been established against the Company’s net deferred tax assets as of March 31, 2025. As of March 31, 2025, the Company recorded a deferred tax liability of $263 thousand, primarily attributable to acquired indefinite-lived intangibles with no corresponding tax basis. For accounting purposes, the intangible assets will not be amortized and subject to impairment review and testing. A portion of these deferred tax liabilities are not available as a source of income to support the realization of deferred tax assets because they are not expected to reverse in the same period as deferred tax assets. As a result, the Company has recorded a deferred tax liability for the portion of the liability that cannot be offset with indefinite lived deferred tax assets. Management reevaluates the positive and negative evidence at each reporting period. The valuation allowance increased by $6.8 million and $0.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10)    Income Taxes (Continued)
million during the fiscal years ended March 31, 2025 and 2024, respectively. Changes in the valuation allowance were as follows:

	Year Ended March 31,
	2025	2024	2023
Valuation allowance at beginning of year	(624)	—	—
Increases recorded	(6,781)	(624)	—
Valuation allowance at end of year	$(7,405)	$(624)	—

The components of the income tax provision consist of the following (in thousands):

	Year Ended March 31,
	2025	2024	2023
Current taxes
Federal	$343	$490	$2,622
State	93	408	1,312
Total current income tax provision	436	898	3,934

Deferred income tax provision (benefit)
Federal	4,448	412	(453)
State	800	(119)	(1,176)
Total deferred taxes	5,248	293	(1,629)
Total income tax provision	$5,684	$1,191	$2,305
The reconciliation of income tax provision computed at the U.S. federal statutory tax rates to income tax expense is as follows (in thousands):

	Year Ended March 31,
	2025	2024	2023
Income taxes at federal statutory rates	$(123)	$(1,317)	$1,563
State income taxes, net of federal tax benefit	(264)	304	107
Non-deductible executive compensation	(1,771)	1,771	—
Other permanent differences	(56)	105	340
Restricted stock shortfall adjustment	373	281	171
Deferred tax adjustments	369	47	—
Taxes payable adjustments	363	—	—
Valuation allowance	6,781	—	—
Other	12	—	124
Total income tax provision	$5,684	$1,191	$2,305

In fiscal 2025 the Company recorded income tax expense of $5.7 million which was primarily related to the increase in the Company's valuation allowance against its net deferred tax assets, partially offset with the benefit related to the cancellation of the former CEO’s performance stock units. In fiscal 2024, the Company recognized non-deductible executive stock compensation of approximately $1.8 million. This included adjusting the deferred tax assets by a cumulative $1.0 million to account for future limitations under Sec. 162(m). This limits deductions for compensation of covered executives to $1.0 million per individual. In fiscal 2023, the Company recognized a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10)    Income Taxes (Continued)
stock compensation shortfall charge of approximately $171 thousand, and recognized a one-time charge of approximately $124 thousand, related to a return to provision true up from the fiscal 2022 income tax provision.

The differences between the effective income tax rate and the statutory U.S. federal income tax rate are as follows:

	Year Ended March 31,
	2025	2024	2023

Federal rate on income before taxes	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	45.0%	(4.9)%	1.4%
Non-deductible executive compensation	301.7%	(28.2)%	—%
Other permanent differences	9.5%	(1.7)%	4.6%
Restricted stock shortfall adjustment	(63.5)%	(4.4)%	2.3%
Deferred tax adjustments	(62.9)%	(0.8)%	—%
Taxes payable adjustments	(61.9)%	—%	—%
Valuation allowance	(1155.2)%	—%	—%
Other	(2.0)%	—%	1.7%
Total effective tax rate	(968.3)%	(19.0)%	31.0%

The Company's effective tax rate of (968.3)% differs from the U.S. statutory rate primarily due to the increase of valuation allowance against its net deferred tax assets, partially offset with the benefit related to the cancellation of the former CEO’s performance stock units during the period ended March 31, 2025.
The pre-tax loss in fiscal 2024 caused unfavorable items to decrease the rate instead of increasing it. The primary driver is related to the non-deductible executive compensation. The primary drivers for the increase in effective tax rate for the fiscal 2023 is due to the recognition of permanent differences related to one-time acquisition costs and a non-deductible portion of restricted stock compensation.
(11)    Shareholders’ Equity
Preferred Stock
In April 1998, the Company issued 250,000 shares of its $.001 par value preferred stock at a price of $4.00 per share, less issuance costs of $112 thousand. Each share of the preferred stock is convertible into approximately 4.05 shares of common stock at the election of the shareholder. The shares have a liquidation value of $4.00 per share and may pay dividends at the sole discretion of the Company. The Company does not anticipate paying dividends to the preferred shareholders in the foreseeable future. Each share of preferred stock is entitled to one vote on all matters submitted to a vote of shareholders of the Company. At March 31, 2025 and 2024, 2,500 shares of the convertible preferred stock remained unconverted and outstanding.
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
The Board adopted the Rights Agreement to protect the investment of shareholders during a period in which it believes shares of the Company do not reflect the inherent value of the business or its long-term growth potential, and during which there have been recent significant accumulations of common stock by certain shareholders. The Rights Agreement is intended to enable shareholders to realize the long-term value of their investment in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(11)    Shareholders’ Equity (Continued)
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
(12)    Share-Based Compensation
The Company's restricted stock activities consisted of the following:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(12)    Share-Based Compensation (Continued)
•In July 2015, the Company’s 2015 Outside Director Equity Compensation Restricted Stock Plan (“2015 Director Plan”) became effective upon the approval of the plan by the Company’s shareholders. The 2015 Director Plan authorized 400,000 shares of the Company's common stock available for issuance under the plan and provides for an automatic increase every year in the amount of shares available for issuance under the plan of 10% of the shares authorized under the plan.
•In July 2016, the Company’s 2016 Employee Equity Compensation Restricted Stock Plan (“2016 Employee Plan”) became effective upon the approval of the plan by the Company’s shareholders. The 2016 Employee Plan authorized 1,000,000 shares of the Company's Common stock available for issuance under the plan. In July 2022, the Company’s 2022 Employee Equity Compensation Restricted Stock Plan (“2022 Employee Plan”) became effective upon the approval of the plan by the Company’s shareholders.
•The 2022 Employee Plan replaced the 2016 Employee Plan, and as of April 2023 no further awards were granted, or will be granted, under the 2016 Employee Plan. The 2022 Employee Plan authorized 1,000,000 shares of the Company's common stock available for issuance.
•On August 8, 2024, the Company adopted the 2024 Omnibus Plan pursuant to which the Company reserved 850,000 shares of common stock, par value $.001 per share, of the Company’s common stock for the issuance of equity awards granted.
•On September 27, 2024, the Company adopted the 2024 Inducement Plan pursuant to which the Company reserved 350,000 shares of common stock, par value $.001 per share, of the Company’s common stock (subject to the adjustment provisions of the Inducement Plan) for the issuance of equity awards granted under the Inducement Plan.
The Company records compensation expense associated with restricted stock in accordance with ASC Topic 718 (“Share Based Payments”) (ASU 2016-09). The value of the restricted stock is determined based on the market value of the stock at the issuance date. The restriction period or forfeiture period is determined by the Company’s Compensation and Human Capital Committee and is to be no less than 1 year and no more than ten years unless otherwise specified by the Compensation and Human Capital Committee. The following table presents the number of common shares issued under each of the Company's plans:

Plan Name	Common Shares Issued
2016 Employee Plan	423,385
2015 Director Plan	257,567
2022 Employee Plan	682,828
2024 Omnibus Plan	467,794
2024 Inducement Plan	290,000
As of March 31, 2025, all shares in the 2022 Employee Plan, 2016 Employee Plan and 2015 Director Plan were issued subject to a restriction or forfeiture or vesting period that lapses ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over a one to three-year restriction period, with the exception of performance restricted shares which were issued to the Company's former Chief Executive Officer and the former Company's Chief Financial Officer and Company's current Chief Executive Officer.
For the fiscal years ended March 31, 2025, 2024, and 2023, the Company recognized compensation expense related to the 2016 and 2022 Employee Plan, the 2015 Director Plan, 2024 Omnibus Plan and 2024 Inducement Plan of $(6.6) million, $6.9 million, and $6.6 million, respectively. All stock-based compensation expense is recognized as a payroll-related expense and it is included within the general and administrative expenses line item within the Company’s Consolidated Statements of Operations, and the offset is included in the additional paid-in capital line item of the Company’s Consolidated Balance Sheets. See Footnote 10, "Income Taxes" for tax impact of the Company's stock compensation expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(12)    Share-Based Compensation (Continued)
Restricted Stock Awards Granted:
In August 2021, the Company issued 90,000 restricted shares and 510,000 performance restricted shares to the Company’s former CEO, in accordance with the former CEO’s employment agreement, under the 2016 Employee Plan. The performance restricted shares were based on achieving absolute stock hurdles within the three-year period from the grant date. If the shares met the absolute stock price hurdle, they would have only been released from restrictions on the third anniversary of the date of grant. As of March 31, 2025, none of the performance stock hurdles were met, and subsequent to March 31, 2024 the performance restricted shares were forfeited and cancelled as a result of the former CEO's cessation of employment with the Company.
In August 2022, the Company issued 13,000 restricted shares and 3,000 performance restricted shares to the Company's former CFO, in accordance with the CFO's employment agreement, under the 2016 Employee Plan. One-third of the restricted shares would have vested on each of the first three anniversaries of the date of grant, subject to the CFO’s continued employment with the Company through the applicable vesting date, with any unvested Restricted Stock Units ("RSUs") being forfeited upon the CFO ceasing to be an employee of the Company. The performance restricted shares were based on the attainment of performance criteria equally weighted between adjusted EBITDA and revenue, and on June 8, 2023 the Company determined that the performance criteria was not attained over the applicable performance period and the performance restricted shares were forfeited.
In June 2023, the Company granted the Company's former CFO 11,750 RSUs under the 2022 Employee Plan, of which 3,750 RSUs were awarded in recognition of the CFO’s contributions during fiscal year 2023 and the remaining 8,000 awarded as a part of the equity award cycle for fiscal year 2024. One-third of the RSUs would have vested on each of the first three anniversaries of the date of grant, subject to the CFO’s continued employment with the Company through the applicable vesting date, with any unvested RSUs being forfeited upon the CFO ceasing to be an employee of the Company. Also in June 2023, the CFO was awarded 8,000 PSUs with a market condition.

In August 2024, 3,917 of the RSUs granted in June 2023 and all PSUs granted in June 2023 were forfeited and cancelled in connection with the former CFO's Transition and Separation Agreement.
On September 27, 2024, the Company’s new CFO received a grant of 250,000 RSUs under the Company’s 2024 Inducement Plan. Such RSUs will vest in one-third increments on each of the first three anniversaries of the date of grant so long as the CFO continues to be employed by the Company on each vesting date, and such RSUs will otherwise contain the standard provisions for RSU grants by the Company.
On January 15, 2025, the Company’s CEO received a grant of 146,772 RSUs and 146,772 PSUs under the Company’s 2024 Omnibus Plan. Such RSUs will vest in one-third increments on each of the first three anniversaries of the date of grant so long as the CEO continues to be employed by the Company on each vesting date, and such RSUs will otherwise contain the standard provisions for RSU grants by the Company. The CEO will earn shares of our common stock pursuant to the PSUs based on the Company’s total shareholder return (“TSR”) relative to the S&P 600 Specialty Retail Index (“Index”) over an overall three-year performance period from January 2, 2025 through December 31, 2027, as follows:

•100% of the target number of shares will be earned if the Company’s TSR is equal to or greater than the 75th percentile of the Index (the “maximum target payout”);
•50% of the target number of shares will be earned if the Company’s TSR is equal to at least the 50th percentile of the Index;
•25% of the target number of shares will be earned if the Company’s TSR is equal to at least the 25th percentile of the Index (the “minimum threshold”);
•No shares will be earned if the TSR is less than the 25th percentile of the Index.
•Linear scaling will be used to determine the number of shares earned for performance between the maximum target payout level and the minimum threshold payout level.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(12)    Share-Based Compensation (Continued)
Restricted Stock Awards
For the year ended March 31, 2025, restricted stock award ("RSA") activity under the Plans was as follows:

	2016 Employee Plan Number of Shares	2015 Director Plan Number of Shares	2022 Employee Plan Number of Shares	All Plans Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock outstanding at March 31, 2024	605,343	23,707	74,076	703,126	$19.39
Granted and issued	—	—	—	—	—
Vested	(62,782)	(14,500)	(46,742)	(124,024)	$22.17
Forfeited	(533,875)	—	(27,334)	(561,209)	$18.71
Non-vested restricted stock outstanding at March 31, 2025	8,686	9,207	—	17,893	$21.39
•At March 31, 2025 and 2024, there were 17,893 and 703,126, restricted shares subject to restriction and forfeiture outstanding, respectively.
•During the fiscal years ended March 31, 2025 and 2024, the Company issued, net of forfeitures, (561,209) and 64,390 restricted shares, respectively.
•The weighted-average grant date fair value of restricted shares issued was zero and $14.75 for fiscal years 2025 and 2024, respectively. For the fiscal years ended March 31, 2025, 2024, and 2023, the Company recognized compensation expense (reversal) related to RSAs of $(8.1) million, $6.6 million, and $6.6 million, respectively.
•The total fair market value of restricted shares released from restrictions was $0.5 million and $1.4 million for fiscal years 2025 and 2024, respectively.
•At March 31, 2025 and 2024, there were $0.1 million and $3.2 million of unrecognized compensation costs related to the restricted stock subject to restriction and forfeiture awards, respectively, which is expected to be recognized over the remaining weighted average restriction and forfeiture period of 4.6 months and 7 months for fiscal 2025 and 2024, respectively.
Restricted Stock Units
The Company first granted restricted stock units ("RSUs") in the year ended March 31, 2024. The fair value assigned to RSUs is the market price of the Company’s stock on the grant date. The vesting period for employees and members of the Board of Directors ranges from one to three years.

For the year ended March 31, 2025, RSU activity under the Plans was as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(12)    Share-Based Compensation (Continued)

	2015 Director Plan Number of Shares	2022 Employee Plan Number of Shares	2024 Omnibus Plan Number of Shares	2024 Inducement Plan Number of Shares	Total RSUs	Weighted-Average Grant Date Fair Value Per RSU
Non-vested RSUs outstanding at March 31, 2024	30,000	55,080	—	—	85,080	$12.75
Granted	2,316	659,942	327,022	290,000	1,279,280	$4.24
Vested and issued	(10,000)	(57,338)	—	—	(67,338)	$8.35
Forfeited	—	(89,268)	(6,000)	—	(95,268)	$5.81
Non-vested RSUs outstanding at March 31, 2025	22,316	568,416	321,022	290,000	1,201,754	$4.49

•The total grant-date fair value of RSUs granted during the twelve months ended March 31, 2025 and 2024 was $5.4 million and $1.1 million, respectively.

•For the twelve months ended March 31, 2025, 2024 and 2023, the Company recorded stock-based compensation related to RSUs of $1.5 million , $0.3 million and zero, respectively.

•At March 31, 2025 and 2024, there were $4.2 million and $0.8 million of unrecognized compensation costs related to RSUs subject to restriction and forfeiture awards, respectively, which is expected to be recognized over the remaining weighted average restriction and forfeiture period of 2.3 years and 2.3 years for fiscal 2025 and 2024, respectively.
Performance Stock Units
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

For the year ended March 31, 2025, PSU activity under the Plans was as follows:

	2022 Employee Plan Number of Shares	2024 Omnibus Plan Number of Shares	Total PSUs	Weighted-Average Grant Date Fair Value Per PSU
Non-vested PSUs outstanding at March 31, 2024	12,000	—	12,000	$10.48
Granted	—	146,772	146,772	$3.47
Vested and issued	(2,000)	—	(2,000)	$13.95
Forfeited	(10,000)	—	(10,000)	$9.79
Non-vested RSUs outstanding at March 31, 2025	—	146,772	146,772	$3.47

• The total grant-date fair value of PSUs granted during the twelve months ended March 31, 2025 and 2024 was $0.5 million and $0.1 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(12)    Share-Based Compensation (Continued)
•For the twelve months ended March 31, 2025 and 2024, the Company recorded stock-based compensation related to PSUs of $(1) thousand and $64 thousand, respectively.

•At March 31, 2025 and 2024, there were $475 thousand and $62 thousand unrecognized compensation costs related to PSUs subject to restriction and forfeiture awards, respectively, which is expected to be recognized over the remaining weighted average restriction and forfeiture period of 2.8 years and 1.6 years for fiscal 2025 and 2024, respectively.

(13)    Fair Value Measurements
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
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. At March 31, 2025 and 2024 the Company had invested the majority of its $54.7 million and $55.3 million cash and cash equivalents balance in money market funds which are classified within Level 1.
(14)    Net (Loss) Income Per Share
In accordance with the provisions of ASC Topic 260 (“Earnings Per Share”) basic net (loss) income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per common share includes the dilutive effect of potential restricted stock and the effects of the potential conversion of preferred shares, calculated using

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(14)    Net Income Per Share (Continued)
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
The following is a reconciliation of the numerators and denominators of the basic and diluted net (loss) income per share computations for the periods presented (in thousands, except for per share amounts):

	Year Ended March 31,
	2025	2024	2023
Net (loss) income (numerator):
Net (loss) income	$(6,271)	$(7,464)	$5,140

Shares (denominator)
Weighted average number of common shares outstanding used in basic computation	20,596,022	20,395,959	20,274,786
Common shares issuable upon the vesting of restricted stock	—	—	54,091
Common shares issuable upon conversion of preferred shares	—	—	10,125
Shares used in diluted computation	20,596,022	20,395,959	20,339,002

Net (loss) income per common share:
Basic	$(0.30)	$(0.37)	$0.25
Diluted	$(0.30)	$(0.37)	$0.25
At March 31, 2025, 2024, and 2023, 1,027,909, 827,863, and 745,854 shares of common restricted stock, respectively, were excluded from the computations of diluted net income per common share, as their inclusion would have had an anti-dilutive effect on diluted (net loss)/net income per common share.
(15)    Commitments and Contingencies
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
On April 18, 2024, Plaintiff Timothy Fitchett (“Plaintiff”) filed an action against the Company in the Court of Common Pleas of Allegheny County, Pennsylvania, on behalf of himself and on behalf of a class of others

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(15)    Commitments and Contingencies (Continued)
similarly situated. Plaintiff alleges that the Company violated Pennsylvania’s Unfair Trade Practices and Consumer Protection Law by representing “reg.” prices for products which the Company allegedly never charged for those products. On May 13, 2024, the Company removed the matter to the U.S. District Court for the Western District of Pennsylvania in Pittsburgh. The Company successfully opposed the Plaintiff's motion to remand the case back to the Court of Common Pleas. On the face of the Complaint, Plaintiff is seeking damages for himself in the amount of the allegedly illusory discounts he allegedly believed he was receiving when purchasing products from the Company or, in the alternative, a complete refund of amounts he paid to the Company, and he is also seeking a liability determination for members of the proposed class. The Company denies liability in this matter and intends to defend the action accordingly. The Company cannot determine materiality or estimate a range of potential liability, if any, at this time if the Company were determined to be liable.

On February 14, 2025, Plaintiffs Ashley Bird, Tyler Dvornski, and Tiffany Hughes (“Plaintiffs”) filed an action in the Northern District of New York on behalf of themselves and a class of others similarly situated alleging that the Company misreppresented that its products were on sale by showing a “regular” strikethrough price, when the products were never sold for the strikethrough price. Plaintiffs allege that by using this “false reference price” or “false discount,” the Company artificially inflated its prices and charged consumers more than it otherwise could. Plaintiffs allege that these purported practices violate New York General Business Law §§ 349 and 350 as well as California’s Unfair Competition Law and California’s False Advertising Law. After the Company made a motion to dismiss the complaint, Plaintiffs filed an amended complaint. The Company notified the court that it intends to file a motion to dismiss the amended complaint. The Company denies liability in this matter and intends to defend the action accordingly. The Company cannot determine materiality or estimate a range of potential liability, if any, at this time if the Company were determined to be liable.

(16)    Employee Benefit Plan
The Company maintains a 401(k) Savings Plan for eligible employees. The plan is a defined contribution plan that is administered by the Company. All regular, full-time employees are eligible for voluntary participation upon completing 90 days of service and having attained the age of 21. The plan provides for growth in savings through contributions and income from investments. It is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Plan participants are allowed to contribute a specified percentage of their base salary. The Company matches 100% of the first 4% of the employee's contribution. The matching contribution is funded subsequent to the calendar year. During the fiscal years ended March 31, 2025, 2024, and 2023, the Company recorded $309 thousand, $350 thousand, and $289 thousand, respectively, of 401(k) matching contribution and administration expense to general and administrative expenses. In accordance with the plan documents, the Company can elect to make discretionary contributions, however, none were made during the fiscal year ended March 31, 2025.

(17)    Related Party Transaction
On September 29, 2024 the Company entered into a master services agreement with Fabric, Inc ( “Fabric”), a privately-held company. Under this agreement, Fabric will provide cloud-based product services to the Company with a one-year term with auto-renewal unless either party provides notice at least 90 days in advance. Per the terms of the agreement, the Company will pay Fabric $115,000 the first year and $100,000 for each potential year thereafter with potential changes in the amounts paid based on actual usage of Fabric’s services. The Company paid $105 thousand related to this contract in fiscal year 2025 . There was no amount owed by the Company to Fabric as of March 31, 2025. Sandra Campos, Chief Executive Officer and President of the Company, is an equity-holder in Fabric and served on the Board of Directors of Fabric during the twelve months ended March 31, 2025. This transaction was reviewed and approved by the Company’s Audit Committee of the Board of Directors in accordance with the Company’s related party transaction policy.

(18)     Quarterly Financial Data (Unaudited and Restated)

The Company is providing restated quarterly and year-to-date unaudited consolidated financial information for interim periods occurring within the years ended March 31, 2024 and March 31, 2023, and the nine-months ended December 31, 2024. See Note 1, Restatement of Previously Issued Consolidated Financial Statements for further background concerning the events preceding the restatement of financial information in this Comprehensive Form 10-K.
The following tables set forth the corrections in each of the individual line items affected in the condensed consolidated statements of income for each respective period:

Three Months Ended
	June 30, 2024			June 30, 2023			June 30, 2022
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Net sales	$67,952	-$1,745	$66,207	$78,244	-$2,333	$75,911	$70,042	-$2,653	$67,389
Cost of sales	$49,981	-$2,811	$47,170	$55,718	-$4,811	$50,907	$50,244	-$3,750	$46,494
Gross profit	$17,971	$1,066	$19,037	$22,526	$2,478	$25,004	$19,798	$1,097	$20,895

Advertising	$6,990	$1,066	$8,056	$7,265	$2,478	$9,743	$6,349	$1,096	$7,445
Total operating expenses	$13,585	$1,066	$14,651	$24,654	$2,478	$27,132	$16,453	$1,096	$17,549

Advertising Costs of Acquiring a New Customer	$58		$67	$53		$71	$91		$107
Advertising Costs as a Percentage of Sales	10.3%		12.2%	9.3%		12.8%	9.1%		11.0%

Three Months Ended
	September 30, 2024			September 30, 2023			September 30, 2022
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Net sales	$59,570	-$1,526	$58,044	$70,999	-$1,542	$69,457	$65,260	-$2,105	$63,155
Cost of sales	$42,259	-$2,988	$39,271	$50,937	-$2,736	$48,201	$46,943	-$3,916	$43,027
Gross profit	$17,311	$1,462	$18,773	$20,062	$1,194	$21,256	$18,317	$1,811	$20,128

Advertising	$4,606	$1,463	$6,069	$5,512	$1,193	$6,705	$3,879	$1,810	$5,689
Total operating expenses	$16,757	$1,463	$18,220	$19,187	$1,193	$20,380	$15,490	$1,810	$17,300

Advertising Costs of Acquiring a New Customer	$60		$79	$49		$60	$64		$94
Advertising Costs as a Percentage of Sales	7.7%		10.5%	7.8%		9.7%	5.9%		9.0%

Three Months Ended
	December 31, 2024			December 31, 2023			December 31, 2022
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Net sales	$52,984	-$1,023	$51,961	$65,317	-$1,644	$63,673	$58,870	-$1,632	$57,238
Cost of sales	$38,075	-$2,245	$35,830	$47,434	-$3,185	$44,249	$43,632	-$2,966	$40,666
Gross profit	$14,909	$1,222	$16,131	$17,883	$1,541	$19,424	$15,238	$1,334	$16,572

Advertising	$2,987	$1,222	$4,209	$5,762	$1,540	$7,302	$4,641	$1,333	$5,974
Total operating expenses	$15,359	$1,222	$16,581	$20,957	$1,540	$22,497	$16,007	$1,333	$17,340

Advertising Costs of Acquiring a New Customer	$47		$66	$59		$75	$64		$82
Advertising Costs as a Percentage of Sales	5.6%		8.1%	8.8%		11.5%	7.9%		10.4%

Six Months Ended
	September 30, 2024			September 30, 2023			September 30, 2022
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Net sales	$127,522	-$3,271	$124,251	$149,243	-$3,875	$145,368	$135,302	-$4,758	$130,544
Cost of sales	$92,240	-$5,799	$86,441	$106,655	-$7,547	$99,108	$97,187	-$7,666	$89,521
Gross profit	$35,282	$2,528	$37,810	$42,588	$3,672	$46,260	$38,115	$2,908	$41,023

Advertising	$11,596	$2,529	$14,125	$12,777	$3,671	$16,448	$10,228	$2,906	$13,134
Total operating expenses	$30,342	$2,529	$32,871	$43,841	$3,671	$47,512	$31,943	$2,906	$34,849

Advertising Costs of Acquiring a New Customer	$59		$72	$51		$66	$78		$101
Advertising Costs as a Percentage of Sales	9.1%		11.4%	8.6%		11.3%	7.6%		10.1%

Nine Months Ended
	December 31, 2024			December 31, 2023			December 31, 2022
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Net sales	$180,506	-$4,294	$176,212	$214,560	-$5,519	$209,041	$194,172	-$6,390	$187,782
Cost of sales	$130,315	-$8,044	$122,271	$154,089	-$10,732	$143,357	$140,819	-$10,632	$130,187
Gross profit	$50,191	$3,750	$53,941	$60,471	$5,213	$65,684	$53,353	$4,242	$57,595

Advertising	$14,583	$3,751	$18,334	$18,539	$5,211	$23,750	$14,869	$4,239	$19,108
Total operating expenses	$45,701	$3,751	$49,452	$64,798	$5,211	$70,009	$47,950	$4,239	$52,189

Advertising Costs of Acquiring a New Customer	$56		$70	$53		$68	$73		$94
Advertising Costs as a Percentage of Sales	8.1%		10.4%	8.6%		11.4%	7.7%		10.2%

(19)    Subsequent Event
Potential Future Goodwill Impairment
Subsequent to March 31, 2025, the Company has continued to experience a sustained decline in the price of its common stock from the values at March 31, 2025. A significant sustained decrease in the Company’s common stock, has in the past been, and in the future may be, a potential indicator that a portion of its goodwill is impaired. If impairment is indicated, it may require a quantitative impairment assessment of the Company’s assets, including goodwill, which may result in a material additional non-cash impairment charge during the first fiscal quarter of 2026. The Company is still performing its quantitative assessment of its goodwill at this time. While management cannot predict if or when additional future goodwill impairments may occur, additional goodwill impairments could have material adverse effects on the Company’s financial condition, operating income, net assets, and/or the Company’s cost of, or access to, capital.

Resignation of Sandra Campos

On August 11, 2025, the Company and Sandra Campos entered into a separation agreement pursuant to which Ms. Campos resigned as the Chief Executive Officer (Principal Executive Officer) and President of the Company.

Under the terms of Ms. Campos’ separation agreement, in exchange for the execution by Ms. Campos of a general release and waiver of claims against the Company and an agreement to provide the Company with consulting services for a period of three months on an as-needed basis, the Company will pay Ms. Campos severance compensation in the form of the continuation of her annual base salary of $550,000 for a period of 13 months and reimbursement of COBRA premiums for 18 months. The separation agreement also provides that the Company will, to the extent not already vested, accelerate the vesting of a pro-rata portion of the restricted stock units previously awarded to her (calculated based on the number of days during the full vesting period of each such award during which Ms. Campos was employed by the Company). All other unvested restricted stock units and unvested performance stock units will be forfeited.

Resignation of Robyn D’Elia

On August 11, 2025, the Company and Robyn D’Elia entered into a separation agreement pursuant to which Ms. D’Elia resigned as the Chief Financial Officer and Treasurer (Principal Financial Officer) of the Company.

Under the terms of Ms. D’Elia’s separation agreement, in exchange for the execution by Ms. D’Elia of a general release and waiver of claims against the Company and an agreement to provide the Company with consulting services for a period of three months on an as-needed basis, the Company will pay Ms. D’Elia severance compensation in the form of the continuation of her annual base salary of $425,000 for a period of 13 months and reimbursement of COBRA premiums for 18 months. The separation agreement also provides that the Company will, to the extent not already vested, accelerate the vesting of a pro-rata portion of the restricted stock units previously awarded to her (calculated based on the number of days during the full vesting period of the restricted stock unit award during which Ms. D’Elia was employed by the Company). All other unvested restricted stock units will be forfeited.

Appointment of Interim Chief Executive Officer and President

On and effective as of August 11, 2025, the Company’s Board of Directors appointed Leslie C.G. Campbell, the Chair of the Board, Chair of the Audit Committee, and a member of the Compensation and Human Capital Committee, as the Interim Chief Executive Officer and President of the Company. In her capacity as Interim Chief Executive Officer and President, Ms. Campbell will serve as, and perform the functions of, the principal executive officer of the Company on an interim basis. Ms. Campbell shall receive an initial annual base salary of $550,000 for her service as Interim Chief Executive Officer and President.

Appointment of Interim Principal Financial Officer

On and effective as of August 11, 2025, the Company’s Board of Directors appointed Doug Krulik, the Chief Accounting Officer of the Company, to serve as the Interim Principal Financial Officer of the Company. Mr. Krulik will also serve as Treasurer of the Company and continue to serve as the Chief Accounting Officer and Principal Accounting Officer of the Company.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PetMed Express, Inc. and subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited PetMed Express, Inc. and its subsidiaries’ (the Company) internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated October 14, 2025 expressed an unqualified opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

•As a result of the investigation over reports filed through the Company’s third-party administered whistleblower hotline, it was determined the Company did not maintain an effective internal control environment due to ineffective controls in its risk assessment process, information and communication process and monitoring activities.

•As a result of the investigation mentioned above, the Company did not have effectively designed controls over the Company’s AutoShip revenue recognition process.

•As a result of the investigation mentioned above, the Company did not have effectively designed controls over the accounting for the consideration received from vendors.

•The Company’s prior year material weakness in the design, implementation, and operating effectiveness of information technology general controls (ITGCs) in the areas of user access, change management and service organizations that are relevant to preparation of the financial statements and impact all business processes including revenue, remained unremediated as of March 31, 2025. As a result, IT-dependent manual and automated controls that rely on the affected ITGCs, or information from the IT systems with affected ITGCs, were also ineffective. The Company’s prior year material weakness relating to income taxes and the review of appropriate application of generally accepted accounting principles for the Company’s sales tax liability remained unremediated as of March 31, 2025.

•The Company in the prior year had a material weakness relating to complex accounting matters associated with appropriate design and operating effectiveness in controls over the review of deferred tax assets and the valuation of goodwill. Additionally, during the current year, a deficiency was identified in the operating effectiveness of controls over management’s identification of triggering events and evaluation of impairment related to long-lived assets and therefore the material weakness remained unremediated as of March 31, 2025.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2025 financial statements, and this report does not affect our report dated October 14, 2025 on those financial statements.

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

Coral Gables, Florida

October 14, 2025

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025, the end of the period covered by this report (the “Evaluation Date”) was performed under the supervision and with participation of management, including our Interim Chief Executive Officer and Interim Principal Financial Officer. Based upon that evaluation, our Interim Chief Executive Officer and Interim Principal Financial Officer concluded as of the Evaluation Date, that our disclosure controls and procedures were not effective as of March 31, 2025, due to the material weaknesses in internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Interim Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2025 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was not effective, as of March 31, 2025, as a result of the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As previously reported in our Form 10-K filed on June 14, 2024 the following material weaknesses continued to exist as of March 31, 2025:

•Information Technology General Controls (“ITGCs”) – A material weakness in internal controls relating to our ITGCs in the areas of user access, change management and service organizations over information technology (“IT”) systems that support the Company’s financial reporting processes. We concluded this ITGC material weakness may impact revenue and other business process controls and automated controls reliant upon these ITGCs. We believe that this material weakness was partially the result of lack of documentation created and retained to evidence management's procedures in addition to new in-scope systems related to the PCRX acquisition. While our ITGCs have substantially improved since fiscal year 2024, these control deficiencies continued to exist and result in an overall material weakness as of March 31, 2025.
•Income and Sales Taxes – During fiscal 2024, errors were identified in (1) the appropriate application of US GAAP relating to our sales tax liability and (2) the misapplication of Internal Revenue Code 162(m) which limits the deductibility of executive compensation in our consolidated financial statements. Additionally, in fiscal 2025 errors were identified in the calculation of our income tax provision, specifically related to our management review control over the income tax provision. While Management has made significant progress in remediating the sales tax deficiency, by hiring a third-party tax specialist with the requisite knowledge and resources and implementing a new control over the calculation of sales taxes, the material weakness will not be considered remediated until the implemented controls operate for a sufficient period of time and Management has concluded, through testing, that the related controls are effective. Consequently, Management has determined that this material weakness continues to exist as of March 31, 2025. We will continue to monitor the effectiveness of our remediation plan and refine the remediation plan as appropriate.
•Complex Accounting Matters – During fiscal 2024, Management identified a material error in the PetCareRx purchase accounting related to the valuation of deferred tax assets and goodwill, which resulted in the restatement of our unaudited condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2023 and September 30, 2023. Additionally, during fiscal 2025, a deficiency was identified in the operating effectiveness of controls over management’s identification of triggering events and evaluation of impairment related to long-lived assets. Management has determined that this material weakness continues to exist as of March 31, 2025.

As described elsewhere in this Form 10-K, the Audit Committee engaged external legal counsel with other external advisors to investigate reports filed through the Company’s third-party-administered whistleblower hotline regarding: the timing of revenue recognition with respect to certain AutoShip orders in the fiscal fourth quarter of 2025, some of which resulted in customer complaints; a fiscal fourth quarter 2025 $50 coupon promotion to customers and its potential impact on Company key-performance indicators (“KPIs”) regarding new customers; and the Company’s culture and control environment (the “Investigation”).

In connection with the preparation of our Annual Report on Form 10-K for the year ended March 31, 2025 and the completed Investigation, we identified additional material weaknesses in our internal control over financial reporting. Specifically, the Company did not have an effective control environment, risk assessment process, information and communication process and monitoring activities. The aggregation of issues identified within each of these areas resulted in the conclusion that a material weakness existed with respect to the “tone at the top” and effectiveness of governance within the Company:
•The Company failed to establish a tone at the top that fostered a culture of commitment to the principles set forth in the Company’s Code of Business Conduct and Ethics.
•The Company did not have effective information communication and monitoring controls, including a robust whistleblower process, relating to the timely identification and communication of issues among financial reporting personnel, management, the Board, and the independent registered public accounting firm to enable appropriate analysis, financial reporting, and disclosure of such transactions.
•The Company lacked effective controls and procedures that facilitated effective internal communication of alleged violations of the Code of Conduct.
•The Company lacked an effective and continuous risk assessment process and related controls to properly monitor, identify and analyze risks, including related risks of financial misstatement due to error and / or fraud, including management override of controls.
•The Company lacked effective controls and procedures regarding the update of key accounting policies.
•The former Audit Committee chair did not promptly report whistleblower complaints to the Company’s external auditors, RSM US LLP.

This tone at the top material weakness contributed to an additional material weakness related to the following:
•Management determined that certain the control activities within the revenue recognition business process, resulting in certain AutoShip revenue being recorded prior to the time at which all of the revenue recognition criteria were met. As a result of the material weakness, material errors were identified and corrected in the Company’s financial statements that had initially been provided to the Company’s independent auditors, RSM US LLP. These corrections were made prior to the issuance of the audited financials for the year ended March 31, 2025.
•Management determined that it did not design and maintain effective controls over the complete, accurate and timely recording of cooperative advertising and vendor reimbursements due to: (1) the misapplication of the accounting guidance in ASC 705, Accounting for Consideration Received from Vendors; (2) a lack of review of certain provisions in vendor contracts and (3) lack of communicating and sharing information between the sales, accounting and finance departments. As a result of the material weakness, the material errors were identified and corrected in the Company’s financial statements that had initially been provided to the Company’s independent auditors, RSM. These corrections were made prior to the issuance of the audited financials for the year ending March 31, 2025. Additionally, the Company determined that the consolidated financial statements for the years ended March 31, 2024, and 2023; as well as, the interim periods within fiscal years ended March 31, 2025, 2024, and 2023, should be restated.

Remediation Plan – ITGC Material Weakness

The Company is committed to remediating the ITGC material weakness identified above, fostering continuous improvement in internal controls and enhancing its overall internal control environment. Since identifying the above material weakness, the Company has begun the process of implementing the remediation activities described below. We have put forth significant resources and effort to remediate our material weakness relating to ITGCs and our ITGCs have substantially improved since 2024. Our efforts to remediate our ITGC material weakness include:

•Continuing to utilize third-party consultants specialized in ITGCs, internal audit, risk management and compliance functions. Their expertise will help us to continually assess risk and design and implement appropriate controls to address said risks.
•Continuing to implement ITGCs to address new risks and enhance the design of ITGCs to address changing risks.
•Providing additional training for control owners and reviewers with specific focus on understanding the risks being addressed by the controls they are performing, as well as requirements for sufficient documentation and evidence in the execution of the controls.
•Continuing to analyze controls and policies as we upgrade our environment and systems in the upcoming year.
•Continuing to enhance our reporting process related to the remediation measures to the Audit Committee.

The material weakness around ITGCs described herein will not be remediated until our remediation plan has been fully developed and implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are designed and operating effectively. We may conclude that additional measures, including resources, are necessary to remediate the material weakness in our internal control over financial reporting, which may necessitate additional evaluation and implementation time. We may also modify certain of the remediation efforts described above.

Remediation Plan – Income and Sales Taxes

The following actions and plans will be or have been implemented during fiscal 2025 and fiscal 2026:

•In fiscal 2025, Management hired a third-party tax specialist to assist in income and sales tax related matters.
•Management will enhance the oversight and review of tax-related accounting estimates and calculations to ensure they are complete and accurate.
•The Company will provide additional training to personnel involved in tax accounting and financial reporting to enhance their understanding of the relevant accounting standards and requirements.
•The Company will enhance and retain the documentation of tax positions and related accounting judgments to ensure they are adequately supported and can withstand external scrutiny.

Remediation Plan – Complex Accounting Matters

The following actions and plans will be or have been implemented during fiscal 2025 and fiscal 2026:

•Management will enhance its policy, procedures and process level controls on how it gathers and analyzes relevant facts and circumstances in connection with all complex business transactions.
•The Company will engage a third-party specialist to assist with accounting for complex accounting matters.
•The Company will provide additional training to personnel involved in accounting for complex accounting matters and financial reporting to enhance their understanding of the relevant accounting standards and requirements.

Remediation Plan – Tone at the Top

The following actions and plans will be or have been implemented during the fiscal 2026 year:

On July 24, 2025, the Chair of our Audit Committee, Diana Purcel resigned from the Board.
•On August 11, 2025, The Board appointed Leslie C.G. Campbell to serve as our interim Chief Executive Officer following the resignation of the Company’s CEO, Sandra Campos.
•On August 11, 2025, The Board appointed Douglas Krulik as the Company’s interim Principal Financial Officer, reporting to the Company’s interim Chief Executive Officer and the Audit Committee of the Board following the resignation of the Company’s CFO, Robyn D’Elia.
•On August 11, 2025, Peter Batushansky was appointed Chair of the Board’s Audit Committee, succeeding Ms. Campbell who served as Chair of the Audit Committee from July 24 until August 11, 2025. Leah Solivan was appointed to Chair of the Board’s Compensation and Human Capital Committee. The Company reconstituted the membership of its Board committees and the Board reduced the number of directors on the Board to five members until such time as the Board determines to appoint or nominate additional directors.
•The Company will update its Code of Conduct to establish formalized protocols for situations where one senior executive makes allegations against another. Additionally, the Company will implement a quarterly recertification process and enhance employee training focused on ethical values, compliance with applicable laws, regulations, and Company policies—including the Code of Conduct—and will emphasize the importance of accurate and transparent financial reporting.
•Under the supervision of the Board, the Company will emphasize to key leadership the importance of setting appropriate tone at the top and of appropriate behavior with respect to accurate financial reporting, compliance with laws, and adherence to the Company’s internal control over financial reporting framework and accounting policies.

Remediation Plan – Revenue Recognition

The following actions and plans will be or have been implemented during the fiscal 2026 year:

•The Company will implement a more robust risk assessment process focused on identifying and analyzing risks of financial misstatement due to error and/or fraud, including management override of controls. On an annual basis (or more frequently, should a significant triggering event occur), the Company will update its risk assessment to ensure that the scope of its Sarbanes-Oxley compliance program adequately reflects changes to the business and its operations.
•The Company will update its key policies and procedures to ensure the proper processing of transactions with senior executives, and to enhance the review and approval for these types of transactions and ensure their proper disclosure and will train relevant employees on such updated policies.
•The Company will conduct internal training courses over Sarbanes-Oxley regulations and the Company’s internal control over financial reporting program for Company personnel involved in the execution of the program.
•We will engage third-party experts, as necessary, to assist our management with the review of the accounting treatment and the financial reporting and disclosure of significant, complex or non-recurring transactions.
•Prior to the filing of this Form 10-K, the Company established a Disclosure Committee comprised of senior management representatives from all relevant departments within the organization. Members of this committee are responsible for reviewing all quarterly and annual SEC filings, and meet prior to each filing to discuss the completeness and accuracy of the document being filed.
•The Company is designing and implementing a variety of new procedures, such as enhancing its weekly business review meetings amongst senior management that are attended by members of the accounting department and Board, to ensure that cross-functional senior management is aware of operational changes that may affect the Company.
•The Company will design and implement additional controls over revenue recognition, specifically relating to its AutoShip program.

Remediation Plan – Cooperative Advertising and Vendor Reimbursements

The following actions and plans will be or have been implemented during the fiscal 2026 year:

•Management will enhance its policy, procedures and process level controls on how it gathers and analyzes relevant facts and circumstances in connection with cooperative advertising and vendor contracts.
•The Company will provide additional training to personnel involved in accounting for cooperative advertising and vendor reimbursements and financial reporting to enhance their understanding of the relevant accounting standards and requirements.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the fourth quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design and disclosure controls and procedures must reflect the fact that there are resource constraints, and that Management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their cost.
ITEM 9B. OTHER INFORMATION

Trading Arrangements

During the fourth quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Trade Name Impairment

As part of the Company’s impairment testing conducted in connection with the preparation of the financial statements included in this Annual Report on Form 10-K, the reduction in actual and forecasted revenues related to the Company’s trade name led the Company to conclude that it was more likely than not that the fair value of the trade name was less than its book value. As result of the Company’s quantitative impairment test, the Company concluded there was a $1.2 million impairment of its trade name. For additional information regarding this impairment charge, see Note 2 (Summary of Significant Accounting Principles) to our Consolidated Financial Statements in included in this Annual Report on Form 10-K under the caption “Intangible Assets.”

2025 Annual Meeting of Shareholders

The board of directors of the Company (the “Board”) has determined that the Company’s 2025 Annual Meeting of Shareholders (the “2025 Annual Meeting”) will be held virtually on January 21, 2026. More detailed information regarding the 2025 Annual Meeting will be set forth in the Company’s Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission (“SEC”). Because the date of the 2025 Annual Meeting date has been changed by more than 30 days from the anniversary date of the Company’s 2024 annual meeting of shareholders (the “2024 Annual Meeting”), in accordance with Rule 14a-5(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is hereby informing shareholders of such change. In addition, because the 2025 Annual Meeting will be held more than 30 days from the anniversary date of the 2024 Annual Meeting, the deadlines set forth in the proxy statement for the 2024 Annual Meeting for the submission of shareholder proposals pursuant to Rule 14a-8 of the Exchange Act and director nominations pursuant to the Company’s proxy access rights, in each case for consideration at the 2025 Annual Meeting, no longer apply. Further, because the date of the 2025 Annual Meeting will be held more than 60 days from the anniversary date of the 2024 Annual Meeting, the deadlines set forth in the proxy statement for the 2024 Annual Meeting for shareholders to submit a notice of a proposal outside the processes of Rule 14a-8 of the Exchange Act and a notice of proposed director nominations, in each case for consideration at the 2025 Annual Meeting, no longer apply.

In order for a shareholder proposal, submitted solely pursuant to Rule 14a-8 of the Exchange Act, to be considered timely for inclusion in the Company’s proxy statement and form of proxy for the 2025 Annual Meeting, such proposal must be received by the Company by October 24, 2025. Therefore, in order for a shareholder to submit a proposal for inclusion in the Company’s proxy materials for the 2025 Annual Meeting, the shareholder must comply with the requirements set forth in Rule 14a-8, including, without limitation, with respect to the subject matter of the proposal, and must deliver the proposal and all required documentation to the Company at its principal executive offices at the address set forth below no later than October 24, 2025. The public announcement of an adjournment or postponement of the date of the 2025 Annual Meeting will not commence a new time period (or extend any time period) for submitting a proposal pursuant to Rule 14a-8. Any such shareholder proposals should be mailed to the Company at the following address: PetMed Express, Inc., 420 South Congress Avenue, Delray Beach, FL 33445, Attention: Corporate Secretary.

The Company’s Third Amended and Restated Bylaws (the “Bylaws”) provide shareholders with a proxy access right that permits a shareholder, or group of up to 20 shareholders, owning an aggregate of at least 3% of the Company’s outstanding common stock continuously for at least three years to nominate and include in the Company’s proxy materials director nominees constituting up to the greater of two individuals or 20% of the Board, provided that the shareholder(s) and the nominee(s) satisfy the requirements specified in the Bylaws. A shareholder who intends to nominate and include in the Company’s proxy materials proxy access director nominees must cause a notice of nominations of such proxy access nominees to be received by the Company at the same address provided above no later than the close of business on October 24, 2025, which is the 10th day following the first public disclosure by the Company of the date of the 2025 Annual Meeting, and must comply with the other requirements of the Bylaws, including, but not limited to, the requirements with respect to the form and content of a proxy access notice of nominations. Any notice of proxy access nominations received after such date will be considered untimely. In no event shall any adjournment or postponement of the 2025 Annual Meeting, or the announcement thereof, commence a new time period for the giving of such notice of proxy access nominations.

Because the date of the 2025 Annual Meeting will be held more than 60 days from the anniversary date of the 2024 Annual Meeting, to be timely in accordance with the Bylaws, shareholders intending to submit a proposal outside the processes of Rule 14a-8 of the Exchange Act or a proposed director nomination, in each case for consideration at the 2025

Annual Meeting, must cause a notice of such proposal and/or proposed director nomination to be received by the Company at the same address provided above no later than the close of business on October 24, 2025, which is the 10th day following the first public disclosure by the Company of the date of the 2025 Annual Meeting. In addition to satisfying the requirements under the Bylaws, shareholders who intend to solicit proxies in support of director nominees other than the Company’s nominees at the 2025 Annual Meeting must provide notice to the Company’s Corporate Secretary no later than October 24, 2025 in accordance with Rule 14a-19 of the Exchange Act, also known as the universal proxy rule. In no event shall any adjournment or postponement of the 2025 Annual Meeting, or the announcement thereof, commence a new time period for the giving of such notices. Such notices must also comply with all other requirements set forth in the Bylaws (which, in the case of proposed director nominations, also requires the information required by Rule 14a-19 of the Exchange Act), the Exchange Act, and other applicable laws.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
BOARD OF DIRECTORS

The Board of Directors (the "Board") of the Company currently consists of five directors. Biographical information regarding each of the directors currently service on the Board is set forth below.

PETER BATUSHANSKY, Independent Director, Chair of the Audit Committee

Age:	42
Director Since:	2025
Director Status:	Independent Director
Committees:	Audit(C)(F), Corporate Governance and Nominating, and Compensation and Human Capital
Current Public Boards:	None
(C): Chair (F): Financial Expert

Mr. Batushanlsky has served as a member of our Board of Directors, and as a member of our Audit, and Corporate Governance and Nominating committees since April 9, 2025, Chair of our Audit Committee since August 11, 2025, a member of our Compensation and Human Capital Committee since July 31, 2025, and Chair of the Compensation and Human Capital Committee from July 2025 to August 11, 2025.

Mr. Batushansky is an experienced investor, operator, and entrepreneur with a strong track record in e-commerce, healthcare, and technology-enabled service businesses. His most recent role was as a senior investment professional at L2 Capital Partners, where he led sourcing, execution, and portfolio company support in the consumer sector.

Mr. Batushansky currently serves on the board of several L2 Capital portfolio companies including Elevated Brands Group, the parent company of RugsDirect.com, a leading online retailer of area rugs and home décor, and Lightopia.com, a fast-growing digital retailer of lighting fixtures. He also serves on the board of Full Spectrum Franchise Consulting, the parent company of iFranchise, the market-leading franchise consulting firm; TopFireMedia, a digital marketing agency specializing in franchise development; and FranDevCo, a leading franchise sales outsourcing company.

Prior to L2 Capital, Mr. Batushansky led the acquisition of Allivet as an independent sponsor and joined the company as chief executive officer to guide its transition from founder-led to professionally managed. During his tenure as chief executive officer from 2017 to 2021 and as a board member from 2021 to 2024, Allivet’s revenue more than tripled organically, establishing it as one of the leading online pharmacies for pet health products in the United States. He also led the development of Allivet’s white label pharmacy service offering and secured strategic partnerships with several of the country’s largest national retailers.

Previously from 2010 to 2016, Mr. Batushansky was the chief executive officer of WebEyeCare, where he helped grow the company from a startup into a nationally recognized online retailer of contact lenses and eyeglasses. In 2014, WebEyeCare was ranked #360 on the Inc. 500 list of the fastest-growing private companies in America.

Earlier in his career, Mr. Batushansky was an Associate at Milestone Partners, a lower middle-market private equity firm, and a Senior Analyst at Roark Capital Group, a leading private equity firm focused on franchising and multi-location consumer businesses. He also worked as a consultant in Deloitte’s Strategy & Operations practice and began his career in General Electric’s Financial Management Program.

Mr. Batushansky holds a B.A. from Temple University, and is a member of the Young Presidents’ Organization (YPO), Miami Chapter.

Mr. Batushansky’s extensive experience as an investor, operator, and entrepreneur in e-commerce, healthcare, and technology-enabled service businesses enables him to make significant contributions to the Board’s decision-making processes. He also brings experience in the pet industry, providing valuable sector-specific expertise. His private equity and board involvement across multiple digital retail and service businesses further allows him to contribute important perspective in areas such as strategy, operations, consumer engagement, and corporate development.

LESLIE C.G. CAMPBELL, Interim Chief Executive Officer and President, Executive Chair of the Board of Directors

Age:	67
Director Since:	2018
Director Status:	Interim Chief Executive Officer and Executive Chair of the Board of Directors
Committees:	None
Current Public Boards:	None
(C): Chair (F): Financial Expert

Ms. Campbell has served as a member of the Board since July 2018 and as Chair of the Board since January 2024. Since August 2025 she has served as our Interim Chief Executive Officer and President. In her capacity as Interim Chief Executive Officer and President, Ms. Campbell will serve as, and perform the functions of, the principal executive officer of the Company on an interim basis. Ms. Campbell will continue to serve as the Executive Chair of the Board, and Justin Mennen has been appointed to serve as Lead Independent Director of the Board.

Ms. Campbell previously served as a member of the Compensation and Human Capital Committee of the Board from July 2018 to August 2025 and as Chair of the Compensation and Human Capital Committee from August 2023 to July 2025. Ms. Campbell served as a member of the Audit Committee and the Corporate Governance and Nominating Committee from July 2018 to May 2024, as Chair of the Corporate Governance and Nominating Committee from July 2018 to August 2023, and as Chair of the Audit Committee from July 2025 to August 2025.

Ms. Campbell is an experienced public board director and former international executive with multi-disciplinary expertise and a history of global corporate leadership. She previously served as the Chief Procurement Officer for Reed Elsevier, Inc., a FTSE 100 provider of professional information solutions in the science, medical, legal, risk, and business sectors, from 2007 to 2012. From 1998 to 2007, Ms. Campbell held a number of senior positions at Dell, Inc., including as the Vice President of Worldwide Procurement, and previously as the Vice President and General Manager, Global Segment EMEA. Ms. Campbell held a number of positions at Oracle Corporation from1990 to 1998. From 1982 to1990, she held a number of positions at KPMG Peat Marwick LLP, a member firm of KPMG International, and was licensed as a Certified Public Accountant.

Ms. Campbell holds a B.A. in Business Administration from the University of Washington.

Ms. Campbell serves on the Board of Directors, and chairs the Audit Committee of privately held PointClickCare, a market leading healthcare software company based in Toronto, Canada. From 2013 to 2019, she was a member of the board of directors of Bideawee, Inc., one of America’s first no-kill animal rescues, and served there as vice chairman and a member of the executive committee, as well as on the Finance, Audit and Compensation committees. In 2023 she rejoined the board of directors of Bideawee, Inc. and serves as Secretary and a member of the Executive Committee. Previously, Ms. Campbell served on the boards of LiveVox Holdings, Inc. NASDAQ:LVOX (Audit Committee Chair); Shapeways Holdings Inc. NASDAQ:SHPW (Chairman of the Board, Compensation and Human Capital Committee Chair); and Coupa Software (NASDAQ:COUP (Nominating and Corporate Governance Committee Chair).

A frequent and sought-after speaker and panelist on corporate governance matters, Ms. Campbell was named to Women Inc. Magazine’s list of Most Influential Corporate Board Directors and is NACD Director Certified®. She is particularly recognized for strategic planning, for her international and technology experience, for demonstrating deep customer and product understanding, for her supply chain expertise, and for creating high performance, cross-cultural teams that deliver measurable results. Ms. Campbell’s extensive and high-level executive operating experience as well as her board experience with other private and public corporations, enables her to make very significant contributions to the Board’s decision-making processes, especially in strategy, corporate governance, operational, financial, technology and supply chain matters.

JUSTIN MENNEN, Lead Independent Director, Chair of the Corporate Governance and Nominating Committee

Age:	44
Director Since:	2024
Director Status:	Lead Independent Director
Committees:	Audit, and Corporate Governance and Nominating(C)
Current Public Boards:	None
(C): Chair (F): Financial Expert

Mr. Mennen has served as our Lead Independent Director since August 11, 2025, a member of our Board of Directors since June 2024, a member of our Audit Committee and Corporate Governance and Nominating Committee since June 2024, and Chair of our Corporate Governance and Nominating Committee since August 11, 2025. With over two decades of experience, Mr. Mennen has led technology organizations across various industries globally. He has an extensive background as a chief digital, technology, and information officer, leveraging technology to create competitive business advantages, drive transformation, and enhance customer experiences.

Mr. Mennen, serves as the chief information and technology officer for Shake Shack (NYSE:SHAK), since January, 2025. Shake Shack is a leader in the restaurant industry, serving elevated versions of American classics using only the best ingredients. Previously, he served as an executive officer of Rite Aid Corporation (at the time NYSE:RAD), a leading drug store chain, from January 2019 to July 2023. As the executive vice-president and chief digital and technology officer, Mr. Mennen was responsible for all aspects of the company’s technology and information operations, digital and e-commerce business.

Before Rite Aid, Mr. Mennen led technology organizations across several industries, as the chief digital and information officer of CompuCom Systems, from September 2016 until December 2018, the vice president of enterprise architecture and technology innovation for Estée Lauder Companies (NYSE: EL) from September 2014 until August 2016, and at Dell Technologies (NYSE: DELL) from November 2009 to August 2014, ultimately serving as the regional chief information officer for Asia Pacific and Japan, based in Malaysia.

Mr. Mennen holds a Bachelor of Science degree in Business Administration from the University of Kansas. Since 2018, Mr. Mennen sits on the University of Kansas Business School advisory board for Business Analytics and Information Systems.

Mr. Mennen brings a unique and highly valuable perspective to the Board at the intersection of digital innovation, cybersecurity, and e-commerce. His expertise in digital P&L ownership and leadership of complex business and technology transformations make him a key voice in shaping strategic direction, overseeing digital risk, and guiding growth initiatives. His experience enables the Board to better anticipate emerging trends, modernize operations, and drive sustained value creation.

LEAH A. SOLIVAN, Independent Director, Chair of the Compensation and Human Capital Committee

Age:	45
Director Since:	2024
Director Status:	Independent Director
Committees:	Compensation and Human Capital(C), and Corporate Governance and Nominating
Current Public Boards:	None
(C): Chair (F): Financial Expert

Ms. Solivan has served as a member of our Board of Directors since June 2024, a member of the Compensation and Human Capital and Corporate Governance and Nominating committees since June 2024, and Chair of the Compensation and Human Capital Committee since August 11, 2025. Ms. Solivan is currently a Managing Director at Fuel Capital L.P., a seed stage venture capital firm investing in consumer, software as a service (SaaS) and infrastructure companies, where she manages three high performing funds, with over seven unicorn companies across the portfolio. Ms. Solivan has served at Fuel Capital since July 2017.

Ms. Solivan began her career as a software engineer at IBM and subsequently founded TaskRabbit, Inc. (“TaskRabbit”), a pioneering on-demand marketplace company in 2008. As TaskRabbit’s CEO for eight years, Ms. Solivan raised more than $50 million in venture capital and scaled the company into an international business with operations in 44 cities. In 2017, she oversaw TaskRabbit’s successful sale to Inter IKEA Systems B.V.

Additionally, Ms. Solivan has taken an active role in the Young Presidents’ Organization (“YPO”), a worldwide leadership community of chief executives. A member since 2014, she was awarded the Alexander Capello Award, the highest honor in membership, for her work in promoting gender equity. In 2023 she became Chair of the Regional Board, Pacific US; she also serves on a global committee for the YPO International Board. Ms. Solivan has been recognized by the World Economic Forum as a Young Global Leader. She has served as an advisor to children’s apparel brand Monica + Andy since July of 2017 and as a venture advisor to Screendoor Partners since January 2021.

Ms. Solivan has been a frequent speaker at events such as the World Economic Forum in Davos, Switzerland and Tina Brown’s Women in the World Summit. Her achievements have been featured in publications, including the Wall Street Journal, Wired, and Time, and Fast Company named her one of the “100 Most Creative People in Business.” She is a regular contributor to Fast Company and has appeared on MSNBC and Bloomberg — among other broadcasts.

Ms. Solivan earned a B.S. in Mathematics and Computer Science from Sweet Briar College, where she also served on the Board of Directors from July 2015 until August 2018.

Ms. Solivan’s extensive and chief executive experience in the financial services and technology industries, as well as her board experience with other private corporations, enables her to make very significant contributions to the Board’s process strategy, corporate governance, operational, financial, and technology matters.

GIAN M. FULGONI, Independent Director

Age:	77
Director Since:	2002
Director Status:	Independent Director
Committees:	Audit, Corporate Governance and Nominating
Current Public Boards:	None

Dr. Fulgoni has served on the PetMeds Board of Directors since 2002, as Chair of the Board from February 2021 to January 2024, as a member of the Company’s Audit and Corporate Governance and Nominating committees since 2002, as a member of the Company’s Compensation and Human Capital Committee from 2002 to May 2024 and as Chair of the Corporate Governance and Nominating Committee from 2023 to August 2025.

Dr. Fulgoni is a visionary leader with extensive experience founding and building global information and software service companies.

In 1999, Dr. Fulgoni co-founded comScore, Inc. (NASDAQ: SCOR), a global data and analytics company. He served on comScore’s board from 1999 until 2018, and at various times as Executive Chairman and CEO.From 1981 until 1998, Dr. Fulgoni was President and CEO of Information Resources, Inc. (then: NASDAQ: IRIC), a leading supplier of data and software services to the Consumer-Packaged Goods industry worldwide.

Dr. Fulgoni served on the boards of Platinum Technology from 1991 until 1999; U.S. Robotics from 1991 to 1994; and Cord Blood Registry from 2013 to 2015.

Dr. Fulgoni currently serves on the boards of Fluree, provider of a revolutionary Web3.0 data management platform; QualSights, an immersive consumer insights platform; HealthBridge, which offers a new payment solution for healthcare providers; Eden Rift Winery, a supplier of premium California wines and the North American Foundation for the University of Manchester. He is also a venture partner at 4490 Ventures, a venture capital fund.

In 1991 and 2004, Dr. Fulgoni was named Illinois Entrepreneur of the Year. In 2008, Dr. Fulgoni was an Ernst & Young® Entrepreneur of the Year award winner. In 2019, Dr. Fulgoni was inducted into the U.S. Market Research Hall of Fame.

Educated in the UK, Dr. Fulgoni holds an M.A. degree in Marketing from Lancaster University and a BSc. Degree in Physics from the University of Manchester. In 2016, Dr. Fulgoni was awarded a Doctor of Science degree by Lancaster University to mark his outstanding contributions to the field of market research.

EXECUTIVE OFFICERS
The following table sets forth information with respect to our executive officers as of the date of this Annual Report on Form 10-K:

Name	Age	Position(s)
Leslie C.G. Campbell	67	Interim Chief Executive Officer and President, and Executive Chair of the Board of Directors
Douglas Krulik	56	Chief Accounting Officer, Interim Principal Financial Officer, and Treasurer

Biographical information regarding Ms. Campbell is provided above under the section “BOARD OF DIRECTORS.”

DOUGLAS KRULIK, Chief Accounting Officer, Interim Principal Financial Officer and Treasurer
Mr. Krulik has served as our Chief Accounting Officer since August 2024 and as our Interim Principal Financial Officer and Treasurer since August 11, 2025. Mr. Krulik also served as our Interim Principal Financial Officer from August 19, 2024 to September 16, 2024.

Mr. Krulik brings over 20 years of accounting and finance experience to the Company. Most recently, Mr. Krulik served as Vice President Finance and Controller at Etherio Holdings, a private events and marketing company, from 2021 to 2024. Prior to Etherio, Mr. Krulik served as Vice President Finance and Controller at Jushi Holdings, Inc., a public company with rapidly growing retail and wholesale businesses, from 2019 to 2021. Mr. Krulik was the Financial Reporting Manager for Technical Accounting at Magic Leap, a private and rapidly growing technology startup company, from 2016 to 2019, and served as Controller of Hollywood Companies, a group of private and public media companies, from 2011 to 2016. Prior to Hollywood Companies, Mr. Krulik served in a variety of accounting and finance leadership roles at American Media and Benihana and was an Audit Manager with Deloitte & Touche.

Mr. Krulik is a Certified Public Accountant and holds a Masters of Business Administration from the University of Miami.

Delinquent Section 16(a) Reports

Under U.S. securities laws, directors, certain officers and persons holding more than 10% of our common stock must report their initial ownership of our common stock and any changes in their ownership to the SEC. The SEC has designated specific due dates for these reports, and we must identify those persons who did not file these reports when due. Based solely on our review of copies of the reports filed with the SEC and the written representations of our directors and officers, we believe that all reporting requirements for FY 2025 were complied with by each person who at any time during FY 2025 was a director or an officer or held more than 10% of our common stock, except for the following: we are aware that Nina Capital Holdings, Inc., a 10% holder of our common stock, filed a late Form 3 and late Form 4 on October 18, 2024 and a late Form 4 on January 10, 2025 with respect to open-market purchases of shares of our common stock.

Insider Trading Arrangements and Policies

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted our Policy Regarding Insider Trading governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and consultants that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Policy Regarding Insider Trading, including any amendments thereto, was filed as Exhibit 19.1 to our 2025 Annual Report on Form 10-K.
CORPORATE GOVERNANCE
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

The business and affairs of PetMed Express, Inc. are managed by or under the direction of our Board of Directors which is the Company’s ultimate decision-making body except with respect to those matters reserved to our shareholders. Our Board includes a majority of independent directors. Our Board reaffirms its accountability to shareholders through the shareholder election process. Our Board reviews and ratifies executive officer selection and compensation and monitors overall corporate performance and the integrity of our financial controls. Our Board also oversees our strategic and business planning processes.
Shareholder Communications with the Board
The Company provides an informal process for shareholders to send communications to our Board of Directors or specified individual directors or committees of the Board. Shareholders, who wish to communicate directly with our Board of Directors, or specified individual directors or committees of the Board, may do so in writing addressed to the Board of Directors, individual director or the committee of the Board c/o PetMed Express, Inc., 420 South Congress Avenue, Delray Beach, FL 33445. Correspondence directed to an individual Board member is referred to that member. Correspondence not directed to a particular Board member or committee of the Board is referred to the Chair of the Corporate Governance and Nominating Committee.

Director Resignation Policy for Uncontested Election of Directors
The Company's Bylaws currently provide for election of directors by a majority voting standard, under which each director nominee in an uncontested election must receive more "FOR" votes cast than "AGAINST" votes cast to be elected. Conversely, a director nominee in an uncontested election who does not receive more "FOR" votes cast than "AGAINST" votes cast would not be elected. Votes withheld, abstentions and broker non-votes will continue to have no effect on the outcome of an election. In the event that an incumbent director does not receive the requisite majority of votes cast in an uncontested election, the Company would follow a certain post-election resignation procedure (described below). In all contested director elections, in which a shareholder has duly nominated (and not withdrawn by a certain date) an individual for election to the Board, a plurality voting standard would apply. Under the post-election resignation procedure, any incumbent director who fails to receive the requisite number of votes for reelection in an uncontested election will be required to promptly tender his or her resignation to the Board. The Corporate Governance and Nominating Committee will then make a recommendation to the Board on whether to accept or reject the resignation, and the Board will make the ultimate decision as to whether to accept or reject the resignation by considering factors it deems relevant, such as the percentage of outstanding shares represented by the votes cast at the meeting, the director nominee's past and expected future contributions to the Company, the overall composition of the Board and committees of the Board, and whether accepting the tendered resignation would cause the Company to fail to meet any applicable rule or regulation (including the listing standards of The NASDAQ Stock Market LLC ("NASDAQ”) and the requirements of the federal securities laws). The Board will act on the resignation within 90 days following certification of the shareholder vote for the meeting and will promptly disclose its decision and rationale in a Current Report on Form 8-K filed with the SEC.
Policy with Regard to the Consideration of Director Candidate Recommendations by our Shareholders
The Corporate Governance and Nominating Committee has a policy pursuant to which it considers director candidates recommended by our shareholders. All director candidates recommended by our shareholders are considered for selection to the Board on the same basis as if such candidates were recommended by one or more of our directors or other sources. To recommend a director candidate for consideration by our Corporate Governance and Nominating Committee, a shareholder must submit the recommendation in writing to our Corporate Secretary not later than one hundred twenty (120) calendar days prior to the anniversary date of our proxy statement distributed to our shareholders in connection with our most recent annual meeting. The director candidate recommendation must provide the following information: (i) the name of the shareholder making the recommendation, (ii) the name of the candidate, (iii) the candidate’s resume or a listing of his or her qualifications to be a director, (iv) the proposed candidate’s written consent to being named as a nominee and to serving as one of our directors if elected, and (v) a description of all relationships, arrangements or understandings, if any, between the proposed candidate and the recommending shareholder and between the proposed candidate and us so that the candidate’s independence may be assessed. The shareholder and or the director candidate also must provide any additional information requested by our Corporate Governance and Nominating Committee to assist the Corporate Governance and Nominating Committee in appropriately evaluating the candidate. In addition, our Bylaws provide that a shareholder, or a group of up to 20 shareholders, owning at least 3% of our outstanding shares continuously for at least three years, may nominate director nominees constituting up to the greater of 2 or 20% of the Company’s Board that would be included in our proxy statement pursuant to our proxy access provisions. Nominating shareholders and nominees must satisfy the requirements set forth in our Bylaws, which can be found at https://s204.q4cdn.com/312753843/files/doc_downloads/governance/2025/05/PETS-Third-Amended-and-Restated-Bylaws-11-6-25.pdf.

Corporate Governance and Nominating Committee’s Identification and Evaluation of Nominees for Director
The Corporate Governance and Nominating Committee is responsible for, among other things, identifying and evaluating potential director candidates, for reviewing the composition of the Board and the Board committees, and for making recommendations to the full Board of Directors on these matters. Throughout the year the Corporate Governance and Nominating Committee actively engages in Board succession planning, taking into account the following considerations: (1) specific backgrounds, skills, and experiences represented by the current Board and the alignment of those attributes with our corporate strategy, (2) input from Board discussions and from the Board and Board committee evaluation process, (3) specific additional backgrounds, skills, and experiences which would add to the overall effectiveness and strategic contributions of the Board and Board committees; ,and (4) the future needs of the Board and Board committees in light of the corporate strategy, Board composition and tenure, and the skills and qualifications of directors who are expected to retire in the future.
Potential candidates may come to the attention of the Corporate Governance and Nominating Committee through recommendations made by current directors, shareholders, executives, or executive search firms retained by the Corporate Governance and Nominating Committee or other persons. Working closely with the full Board, and as part of the Board's program for director succession planning and director recruitment, using the Board Attributes Matrix, the Corporate Governance and Nominating Committee will maintain and evaluate, at least annually, the Board composition based on directors' experience, qualifications, competencies, contributions, judgment, diversity of backgrounds, age, skills, ability to devote adequate time and energies to our Board’s duties and application of our general criteria for director nominees set forth in our Corporate Governance Guidelines, in order to allow the Board to focus on identifying and attracting new members that would most benefit the Board at a particular point in time. Based on the recommendations of the Corporate Governance and Nominating Committee, our Board of Directors is responsible for nominating members for election to our Board of Directors. Once a new director is elected by the shareholders or appointed by the Board of Directors, that new director will begin a director onboarding process. A tailored onboarding process enables new directors to learn our business and contribute to our Board immediately.
Corporate Governance Documents
Our Board is committed to sound and effective corporate governance principles and practices and has adopted Corporate Governance Guidelines to provide the framework for the governance of our Board and our Company. The topics addressed in our Corporate Governance Guidelines include director qualifications, director responsibilities, management and director succession, director compensation, independence standards, stock ownership guidelines for non-employee directors and named executive officers, and hedging or pledging activities relating to our securities.  Our Corporate Governance Guidelines are reviewed by the Board at least annually and updated as necessary. Our Code of Business Conduct and Ethics, which is applicable to all Company directors, officers, and employees, promotes our commitment to high standards for ethical business practices. On a yearly basis, a reminder memo is sent to all Company directors, officers, and employees concerning the necessity for compliance with the provisions of the Code of Business Conduct and Ethics, and all directors, officers, and employees are required to participate in annual Code of Business Conduct and Ethics training. Our Code of Business Conduct and Ethics is a written standard designed to deter wrongdoing and to promote: honest and ethical conduct; ethical handling of actual or apparent conflicts of interest; full, fair, accurate, timely, and understandable disclosure in regulatory filings and public statements; compliance with applicable laws, rules, and regulations; protection of the Company’s assets, including corporate opportunities and confidential information; the prompt reporting of violation of the code; and accountability for adherence to the Code of Business Conduct and Ethics.
Copies of our Corporate Governance Guidelines and Code of Business Conduct and Ethics are available on our website at www.petmeds.com under the section "Investors” located at the bottom of the website page, and are available without charge, upon written request to the Corporate Secretary at PetMed Express, Inc., 420 South Congress Avenue, Delray Beach, FL 33445, or by contacting Investor Relations at 1-800-738-6337, or by email at investor@petmeds.com. We intend to disclose any amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website at the address specified above if such disclosure is required by SEC or NASDAQ rules.
Meetings

During the fiscal year ended March 31, 2025 (“FY 2025”), there were five regular and two special meetings of our Board of Directors, and the Board took action fourteen times by written consent. Each director who was a director at that point in time during FY 2025, attended or participated in at least 75% of the aggregate of all FY 2025 meetings of the Board, and at least 75% of the aggregate of all FY 2025 meetings of committees of the Board on which such director served. All of the Company’s directors then serving attended the 2024 annual meeting of shareholders on August 8, 2024. Members of the Board are expected to attend all Board meetings, committee of the Board meetings on which such director serves, and annual meetings of our shareholders. In connection with each of our regularly scheduled Board meetings, our independent directors have the opportunity to meet in executive sessions without our non-independent directors and management. A director who is unable to attend an annual meeting is expected to notify the Board in advance of the meeting.
Committees of the Board of Directors

Our Board of Directors maintains an Audit Committee, a Compensation and Human Capital Committee, and a Corporate Governance and Nominating Committee. From time to time, the Board of Directors may also establish ad hoc Board committees and a Board committee may also establish ad hoc subcommittees to address particular matters. All members of the committees are considered independent directors under the rules of NASDAQ and the SEC governing the independence of directors. The following table (1) shows the current members of each committee as of the date of this Annual Report on Form 10-K, (2) the number of committee meetings held during FY 2025, and (3) the primary functions and oversight performed by each committee:

Committee	Primary Functions
Audit Number of Meetings during FY 2025: 7 Members: Peter Batushansky* (1)(5) Gian M. Fulgoni (4) Justin Mennen (2)
•Oversees the Company’s systems of internal controls regarding finance, accounting, and legal compliance
• Oversees the Company’s auditing, accounting and financial reporting processes generally
• Oversees the selection, appointment and termination of the independent registered public accounting firm
• Oversees the Company’s financial statements and other financial information provided by the Company to its shareholders, the public and others
• Oversees the Company’s compliance with legal and regulatory requirements
• Oversees the performance of the Company’s independent registered public accounting firm
• Oversees the Company’s cybersecurity risks and issues related to cybersecurity
• Reviews and approves, subject to the approval of the Board, all related-party transactions
• Interprets and administers the Code of Business Conduct and Ethics, and oversees management’s monitoring and compliance with the Code of Conduct of Business Conduct and Ethics
• Conducts an annual performance evaluation of the committee and of the independent registered public accounting firm

Compensation and Human Capital Number of Meetings during FY 2025: 5 Members: Peter Batushansky (1) Leah A. Solivan* (3)
•Establishes, in consultation with senior management, the Company’s general compensation philosophy, and oversees development and implementation of the compensation programs
•Reviews and approves corporate goals and objectives relating to the compensation of the Company’s CEO
•Recommends, subject to Board approval, salaries and other compensation matters for executive officers
•Approves annual incentive plans for the Company’s officers and employees, recommends grants of equity for directors and officers, approves grants of equity for employees, and supervises administration of employee benefit plans
•Oversees, in consultation with management, regulatory compliance with respect to compensation matters
•Reviews and approves any severance or similar termination payment proposed to be made to any Company executive or senior officer Oversees the risks related to our compensation policies and programs
• Oversees and administers the Company’s Executive Compensation Recovery Policy Oversees and monitors compliance with the Company’s stock ownership guidelines applicable to non-employee directors and named executive officers
•Recommends, subject to the approval of the Board of Directors, compensation for directors
•Conducts an annual performance evaluation of the committee

Corporate Governance and Nominating Number of Meetings during FY 2025: 5 Members: Peter Batushansky (1) Gian M. Fulgoni (4) Justin Mennen* (2) Leah A. Solivan (3)
•Recommends the slate of director nominees for election to Board of Directors
•Identifies and recommends director candidates to fill vacancies occurring between annual shareholders’ meetings
•Considers director candidates recommended by our shareholders
•Makes recommendations to the Board concerning the size, structure and composition of the Board and its committees
•Develops and recommends to the Board of Directors corporate governance principles
•Oversees succession planning for our directors and executive officers
•Leads annual review of performance of Board of Directors
•Oversees the Company’s environmental, social and governance ("ESG”) programs, including climate-related issues
•Conducts an annual performance evaluation of the committee

*Chair

(1)Mr. Batushansky was appointed to our Audit and Corporate Governance and Nominating committees effective on April 9, 2025, our Compensation and Human Capital Committee on July 31, 2025, and Chair of the Audit Committee on August 11, 2025.

(2)Mr. Mennen was appointed to our Audit and Corporate Governance and Nominating committees effective on June 3, 2024, and Chair of the Corporate Governance and Nominating Committee on August 11, 2025.

(3)Ms. Solivan was appointed to our Compensation and Human Capital and Corporate Governance and Nominating committees effective on June 25, 2024, and Chair of the Compensation and Human Capital Committee on August 11, 2025.

(4)Dr. Fulgoni will be retiring from the Board following the 2025 annual meeting of shareholders.

(5)The Board has determined that Mr. Batushansky qualifies as an audit committee financial expert within the meaning of Item 407(d) (5) of Regulation S-K. In general, an "audit committee financial expert” is an individual member of the audit committee who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves, (c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to the Company’s financial statements, (d) understands internal controls over financial reporting, and (e) understands audit committee functions. An "audit committee financial expert” may qualify as such through: education and experience as a principal financial officer, principal accounting officer, controller, public accountant, auditor or person serving similar functions; experience actively supervising a principal financial officer, principal accounting officer, controller, public accountant, auditor or person serving similar functions; experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements; or, other relevant experience.

Our Board of Directors has adopted a written charter for each Board committee. All charters are available on our website at www.petmeds.com under the section "Investors” located at the bottom of the website page, and copies of each are also available without charge upon written request to the Corporate Secretary, PetMed Express, Inc., 420 South Congress Avenue, Delray Beach, FL 33445 or by contacting our Investor Relations at 1-800-738-6337, or by email at investor@petmeds.com.
Independent Directors and Meetings of our Independent Directors
Our Board of Directors has determined that each of the following current members of the Board of Directors is independent under the rules of NASDAQ and the SEC governing the independence of directors: Peter Batushansky, Gian M. Fulgoni, Justin Mennen, and Leah A. Solivan. Our independent directors meet in executive sessions without our non-independent directors or management of our Company present.
Board Leadership Structure, Lead Independent Director, and Board’s Role in Risk Oversight
On August 12, 2025, we announced a leadership transition under which, among other changes, Leslie C.G. Campbell, the Chair of our Board, was appointed to serve as our Interim Chief Executive Officer and President. Prior to this leadership transition, we had separated the offices of Chair of the Board and Chief Executive Officer in order to enhance Board independence and oversight. In connection with our August 2025 leadership transition, our Board determined that it would be in the best interest of the Company and its shareholders for Ms. Campbell to continue to serve as Chair of the Board and for the Board to appoint another independent director as a Lead Independent Director. Accordingly, on August 11, 2025, Justin Mennen was appointed to serve as our Lead Independent Director. The responsibilities of the Lead Independent Director include (i) serving as primary intermediary between non-employee directors and management; (ii) advising the Chair of the Board as to the quality, quantity and timeliness of the information submitted by management to directors; (iii) recommending director candidates and selections for the membership and chair positions for each committee of the Board; and (iv) calling meetings of independent directors. The Board periodically reviews the leadership structure to determine whether it continues to best serve the Company and its shareholders.
Our Board of Directors, in conjunction with management, has responsibility for the oversight of risk management. Management is responsible for the day-to-day management of risks the Company faces, while the Board of Directors, as a whole and through its committees, provides risk oversight. The Board of Directors regularly and continually receives information intended to apprise the Board of the strategic, operational, commercial, financial, legal, and compliance risks the Company faces. While the Board of Directors is ultimately responsible for oversight of the Company’s risk management practices, the Audit, Compensation and Human Capital, and Corporate Governance and Nominating committees of the Board of Directors assist the Board in fulfilling its oversight responsibilities in certain areas of risk.

In particular, the Audit Committee focuses on (i) financial risk, including but not limited to internal controls, and the committee receives, reviews, and discusses regular reports from management and the external auditors concerning risk assessment, and (ii) oversight over cybersecurity risk, and the committee receives and provides feedback on regular updates from management regarding the overall state of the cybersecurity program, cybersecurity governance processes, roadmap status for initiatives to strengthen internal cybersecurity, information security system reviews, the results of security breach testing, and also discusses recent incidents throughout the industry and the emerging threat landscape. Our Compensation and Human Capital Committee assists the Board in fulfilling its oversight responsibilities with respect to the management of risks arising from our compensation and human capital policies and programs. Our Corporate Governance and Nominating Committee focuses on the management of risks associated with Board organization, membership, structure, succession planning for our directors and executive officers, and corporate governance. See ‘Committees of the Board of Directors’ for a full description of the oversight responsibilities of each committee.

ITEM 11. EXECUTIVE COMPENSATION
REPORT OF THE COMPENSATION AND HUMAN CAPITAL COMMITTEE
The following Report of the Compensation and Human Capital Committee of our Board of Directors does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filings by us under the Securities Act, or the Exchange Act, except to the extent we specifically incorporate this Report by reference therein.
The primary purposes of our Compensation and Human Capital Committee of our Board of Directors, a committee which is comprised solely of independent directors, are to oversee the administration of the Company's compensation programs on behalf of our Board of Directors, to review the compensation of executive officers and directors, to prepare any report on executive compensation required by the rules and regulations of the SEC, and generally to provide assistance to the Board of Directors on compensation matters. The Compensation and Human Capital Committee reviewed and discussed the Compensation Discussion and Analysis with management and, based on that review and discussion, the Compensation and Human Capital Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K.

Compensation and Human Capital Committee of the Board of Directors

LEAH A. SOLIVAN, Chair
PETER BATUSHANSKY

COMPENSATION DISCUSSION AND ANALYSIS
Overview
The Compensation and Human Capital Committee of our Board of Directors, composed entirely of independent directors, administers our executive compensation program. The role of the Compensation and Human Capital Committee is to oversee the administration of the Company's compensation and benefit plans and policies, to review the compensation of the executive officer(s) and directors, to administer our equity plans, to prepare any report on executive compensation required by the rules and regulations of the SEC, and generally to provide assistance to the Board of Directors on compensation matters.
The following discussion and analysis of compensation arrangements of our named executive officers should be read together with the compensation tables and related disclosures set forth elsewhere in this Annual Report on Form 10-K. Our named executive officers for the FY 2025 determined in accordance with SEC’s disclosure rules were Sandra Campos, who served as our Chief Executive Officer and President from April 29, 2024 until August 11, 2025 (“CEO”); Robyn D’Elia, who served as our Chief Financial Officer and Treasurer from September 11, 2024 until August 11, 2025 (“CFO”); Douglas Krulik, our interim Principal Financial Officer and current Chief Accounting Officer (“Interim CFO”); Mathew N. Hulett, who preceded Ms. Campos as our Chief Executive Officer and President ("Former CEO”); and Christine Chambers, who preceded Ms. D’Elia as our Chief Financial Officer, Treasurer and Secretary ("Former CFO”). We did not have any other executive officers during FY 2025.
As previously disclosed, during FY 2025, (1) we appointed Ms. Campos as our new Chief Executive Officer and President on April 29, 2024 and entered into an Employment Agreement with her (the “CEO Employment Agreement”); (2) we appointed Ms. D’Elia as our new Chief Financial Officer and Treasurer on September 11, 2024 and entered into an Employment Agreement with her (the “CFO Employment Agreement”); (3) we entered into a Transition and Separation Agreement with Mr. Hulett pursuant to which he resigned effective April 29, 2024; and (4) we entered into a Transition and Separation Agreement with Ms. Chambers pursuant to which she resigned in August 2024. In addition, on August 11,

2025, we entered into Separation Agreements with each of Ms. Campos (the “Campos Separation Agreement”) and Ms. D’Elia (the “D’Elia Separation Agreement”) in connection with their resignations on that date. See “Employment Agreements and Other Agreements with the Fiscal Year 2025 Named Executive Officers” for a discussion of these arrangements. On August 11, 2025, our Board appointed Leslie C.G. Campbell as our interim Chief Executive Officer and President. We also appointed Mr. Krulik as our interim Principal Financial Officer from August 19, 2024 until September 16, 2024 and again on August 11, 2025.

This discussion contains forward-looking statements that are based on our current plans and expectations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.
Compensation Philosophy
The objective of our compensation programs, as it has been in prior years, is to attract, reward and retain top talent. Our compensation plans are designed to motivate and reward employees for achievement of positive corporate results and also to promote and enforce accountability. In determining the compensation arrangement of our executives, we are guided by the following key principles:
•Attract and Retain Top Talent.  Our compensation arrangements should be sufficient to allow us to attract, retain, and motivate executives with the necessary skills and talent to successfully manage our business. In order to attract, retain, and motivate such executives, we seek to compensate our executives at levels that are consistent with or more attractive than other available opportunities in the respective executive’s marketplace.
•Promote Corporate Performance Accountability.  So that executive compensation is aligned with our business objectives and corporate performance, compensation is tied, in part, to financial performance of our business so that executives are held accountable through their compensation for contributions to our performance as a whole through the performance of the tasks for which they are responsible.
•Promote Individual Performance Accountability.  So that executive officers who contribute to our operating and financial performance are rewarded and motivated, compensation is tied, in part, to the individual executive’s performance to encourage and reflect individual contributions to corporate performance. Individual performance, as well as performance of the Company, and responsibility areas that an individual oversees, are factors in assessing a particular individual’s performance.
•Align Shareholder Interests.  Compensation is tied, in part, to our financial performance through the grant of long-term incentives under our equity plans, which help to align our executives’ interests with those of our shareholders.
Compensation Consultant: The Compensation and Human Capital Committee has authority to retain and terminate a compensation consultant to assist in the evaluation of our CEO or senior executive compensation. During fiscal 2025, the Compensation and Human Capital Committee consulted with Meridian Compensation Partners, LLC, a nationally recognized third-party compensation consulting firm regarding compensation practices and programs, as well as overall industry compensation trends and dynamics, and executive pay for our CEO, and other executives, as well as compensation for non-executive independent directors. The Compensation and Human Capital Committee has assessed the independence of the compensation consulting firm considering the factors set forth in applicable SEC rules and the Listing Rules of the NASDAQ Stock Market, LLC and has concluded no conflicts of interest were raised by the work performed by the compensation consultant.
The Compensation and Human Capital Committee believes that our compensation programs should include short-term and long-term components, including cash and equity-based compensation, and should reward performance as measured against established goals. The Compensation and Human Capital Committee considers the total current and potential long-term compensation of each of our executive officers in establishing each element of compensation. The Compensation and Human Capital Committee reviews and recommends to the full Board of Directors the total compensation to be paid to our CEO, each year. The Compensation and Human Capital Committee reviews and recommends to the full Board of Directors on an annual basis the long-term incentives to be awarded to other executive officers and key employees. As part of this process, the Compensation and Human Capital Committee reviews benchmarking of the aggregate level of executive compensation, as well as the mix of elements used to compensate the executive officers. In addition, the Compensation and Human Capital Committee has historically taken into account publicly available data relating to the compensation practices and policies of other companies within and outside our industry.

While benchmarking may not always be appropriate as a stand-alone tool for setting compensation due to the aspects of our business and objectives that may be unique to us, the Compensation and Human Capital Committee generally believes that gathering this information is an important part of our compensation-related decision-making process. At the request of the Compensation and Human Capital Committee, a compensation benchmarking analysis had been conducted to assist in the determination of appropriate executive compensation for fiscal years including 2023, 2024 and 2025. The information gathered about the peer companies was as follows: industry, market capitalization, annual revenue, and annual earnings per share. The specific mix of elements of compensation that were benchmarked included: annual salary, bonuses, and stock-based compensation (which included stock options, restricted stock and restricted stock units). Averages of each of the above categories were calculated. Our Company’s data was then compared to the averages of the comparable companies’ data.

The peer group for FY 2025 included the following sixteen (16) companies:

Medifast, Inc.	Nature's Sunshine Products, Inc.	GrowGeneration Corp.
CarParts.com, Inc.	The Honest Company, Inc.	LifeVantage Corporation
The RealReal, Inc.	ThredUp Inc.	Mannatech, Incorporated
Purple Innovation, Inc.	Weyco Group, Inc.	Natural Alternatives International, Inc.
Groupon, Inc.	Rent the Runway, Inc.
BARK, Inc.	Grove Collaborative Holdings, Inc.

The criteria used to determine the peer group included a multi-factor screen to identify companies that most closely align with PetMed Express, Inc. based on size, complexity, industry and operational attributes. Company size analysis included consideration of peers with revenue and market capitalization within a range of approximately 1/3x to 3x that of PetMed Express, Inc.
The CEO evaluates the performance of the other executive officer and key employees on an annual basis and makes recommendations to the Compensation and Human Capital Committee with respect to equity award grants pursuant to the Company’s equity plans.
Application of our Philosophy
Our executive compensation program aims to encourage our management team to continually pursue our strategic opportunities while effectively managing the risks and challenges inherent to our business. In FY 2025 we maintained an executive compensation program which included a short-term component (annual cash compensation), specifically, base salary and bonus opportunity, and a long-term component, specifically, restricted stock units and performance stock units.
We believe that these components are appropriate to provide incentives to our senior management and reward them for achieving the following goals:
•develop a culture that embodies a passion for our Company, creative contribution, and a drive to achieve established goals and objectives;
•provide leadership to our Company in such a way as to maximize the results of our business operations;
•lead us by demonstrating forward thinking in the operation, development, and expansion of our Company;
•effectively manage organizational resources to derive the greatest value possible from each dollar invested; and
•take strategic advantage of the market opportunity to expand and grow our business.
Our executive compensation structure aims not only to compensate top talent at levels that our Board of Directors believes are consistent with or more attractive than other opportunities in an executive’s marketplace, but also to be fair relative to compensation paid to other professionals within our organization, relative to our short- and long-term performance results and relative to the value we deliver to our shareholders. We seek to maintain a performance-oriented culture with a compensation approach that rewards our executive officers when we achieve our goals and objectives, while putting at risk an appropriate portion of their compensation against the possibility that our goals and objectives may not be achieved. Overall, our approach is designed to relate the compensation of our executive officers to: the achievement of short- and long-term goals and objectives; their willingness to challenge and improve existing policies and structures; and their capability to take advantage of unique opportunities and overcome difficult challenges within our business.
Components of our Executive Compensation Program
Annual Cash Compensation - Base Salary
The purpose of base salary is to create a secure base of cash compensation for executives that is competitive with the market. Executives’ salary levels and any increases are based upon a number of considerations, including the individual’s tenure in the role, peer group data, the individual’s current and sustained performance results and the methods utilized to achieve such results, and non-financial performance indicators to include strategic developments for which an executive has responsibility and managerial performance. The Compensation and Human Capital Committee exercises discretion in making salary decisions taking into account, among other things, each executive’s performance goals and the Company’s overall performance.
Annual Incentive Plan
In FY 2025, upon the recommendation of the Compensation and Human Capital Committee, our Board of Directors adopted an Annual Incentive Plan, or AIP, that was designed to reward our CEO and CFO with a cash bonus for meeting or exceeding financial and other performance goals during a fiscal year. Our other employees were not eligible for an annual bonus for FY 2025. Under the AIP, we established a target bonus opportunity for both of our CEO and CFO for FY 2025 that was equal to the percentage of the executive’s base salary that he or she would receive as a cash bonus if the AIP performance goals were achieved at target. However, the actual bonus received could have been higher or lower depending on the Company’s level of achievement of the AIP financial performance goals. For FY 2025, our Board of Directors, upon the recommendation of the Compensation and Human Capital Committee, established a bonus target opportunity of 100% of base salary for our CEO and 75% of base salary for our CFO, with payout amounts being weighted 60% on achievement of a pre-established revenue target and 40% on achievement of a pre-established adjusted EBITDA target. The lowest threshold bonus amount for our CEO and CFO was 50% of the target bonus (i.e., any achievement of payout metrics below that required to generate a 50% bonus payout yielded 0% bonus payout), and the maximum bonus amount was 200% of target for our CEO and 150% of target for our CFO. The Board and the Compensation and Human Capital Committee based these potential AIP amounts on peer company data, prior performance by the executive, tenure and role of the executive, and in arriving at these target bonus opportunity percentages, the Board drew upon the individual knowledge and experience of the Board and committee members with respect to executive pay decisions, and advise from our external compensation advisor.

The performance goals and actual achievement for FY 2025 under the AIP were as follows:

Performance Measure (in thousands $)	Fiscal Year 2025 Goal	Fiscal Year 2025 Achievement	Weighting	% of Target Bonus Earned
Revenue	290,000	226,972	60%	0%
Adjusted EBITDA	15,700	672	40%	0%

In FY 2025, we also paid Ms. Chambers a discretionary “spot bonus” of $10,000 in recognition of her efforts on behalf of our company.

Long-Term Incentive Compensation
Long-Term Incentives. For FY 2025, our long-term incentives for our named executive officers consisted of restricted stock units and performance stock units.
Our long-term incentives for FY 2025 were granted under our Board- and shareholder-approved 2022 Employee Plan prior to our 2024 annual meeting of shareholders and under our Board- and shareholder-approved 2024 Omnibus Incentive Plan after such annual meeting, except that Ms. D’Elia’s initial equity grant described below was granted under our 2024 Inducement Incentive Plan.

The purposes of the 2022 Employee Plan and the 2024 Omnibus Incentive Plan include promoting the interests of the Company by securing and retaining employees of outstanding ability and providing additional motivation to such employees to exert their best efforts on behalf of the Company. The Company expects that it will benefit from the added commitment that such employees will have to the welfare of the Company as a result of their ownership or increased ownership of the Company's common stock. All full-time employees were eligible to receive awards under the 2022 Employee Plan and the 2024 Omnibus Incentive Plan. Beginning in FY 2024 and FY 2025, we commenced the grant of annual restricted stock units and performance stock units under the 2022 Employee Plan and the 2024 Omnibus Incentive Plan.
Fiscal Year 2025 Long-Term Incentives.
In connection with Ms. Campos’ appointment as our Chief Executive Officer and President on April 29, 2024 and pursuant to the CEO Employment Agreement, Ms. Campos became entitled to equity grants as follows: On April 29, 2024, Ms. Campos received a grant of 483,092 restricted stock units that will vest in one-third increments on each of the first three anniversaries of the grant date. She is also entitled to annual grants of restricted stock units and performance stock units having an aggregate value per grant of $750,000 for the annual restricted stock unit grant and $750,000 for the annual performance stock unit grant, with such value being calculated based on the closing price of the Company’s common stock on the date of grant but subject to a floor of $4.00 per share. Ms. Campos received her first such annual grant in January 2025. The impact of the Campos Separation Agreement on her long-term incentive awards is described below under ““Employment Agreements and Other Agreements with the Fiscal Year 2025 Named Executive Officers.”
In connection with Ms. D’Elia’s appointment as our Chief Financial Officer on September 11, 2024 and pursuant to the CFO Employment Agreement, Ms. D’Elia became entitled to equity grants as follows: On September 16, 2024, Ms. D’Elia received a grant of 250,000 restricted stock units that will vest in one-third increments on each of the first three anniversaries of the grant date. For future fiscal years, she will be entitled to annual grants of a number of restricted stock units equal to $240,000 divided by the higher of (1) the closing price of our common stock on the date of grant and (2) $4.00 (the “Reference Price”) and a number of performance stock units equal to $360,000 divided by the Reference Price. The impact of the D’Elia Separation Agreement on her long-term incentive awards is described below under ““Employment Agreements and Other Agreements with the Fiscal Year 2025 Named Executive Officers.”
In connection with his entry into an offer letter setting forth the terms and conditions of his employment as our Chief Accounting Officer, Mr. Krulik received an initial equity award in respect of FY 2025 consisting of an award of 40,000 restricted stock units. The restricted stock units will vest in equal one-third increments on each of the first three anniversaries of the grant date. The amount and form of Mr. Krulik’s long-term incentive was determined based on Mr. Krulik’s tenure and role.
For FY 2025, the Compensation and Human Capital Committee did not grant any additional equity-based awards to Mr. Hulett. The Compensation and Human Capital Committee recommended a grant to Ms. Chambers of 74,850 restricted stock units vesting ratably over three years. The Compensation and Human Capital Committee determined this amount and terms based on review of peer group data, performance factors, the tenure and role of Ms. Chambers, and the individual experience and knowledge of the members of the committee with respect to executive compensation matters. Ms. Chambers forfeited 37,425 of the restricted stock units in connection with her termination of employment in August 2024.

Perquisites and Other Compensation Benefits

Consistent with our compensation philosophy, we intend to continue to maintain benefits for our executive officers, which are also generally available to employees, including life and health (medical, dental, and vision) insurance, medical and dependent care flexible spending accounts, paid time off, and 401(k) matching contributions. In general, we do not view perquisites as a significant component of our executive compensation structure; however, the Compensation and Human Capital Committee in its discretion may revise, amend, or add to officers’ executive benefits.

During FY 2025, we provided no executive-only perquisites or other personal benefits to our named executive officers other than paying the employee responsible portion of health insurance.
Stock Ownership Guidelines
In order to encourage ownership by our named executive officers and non-employee directors to have an equity interest as owners of the Company, our Board of Directors has adopted minimum stock ownership guidelines for our named executive officers and non-employee members of our Board of Directors (collectively, "Covered Persons”). These stock ownership guidelines are intended to align the financial interests of the Covered Persons with our shareholders by requiring them to acquire and maintain a meaningful ownership interest in our common stock at levels sufficient to assure our shareholders of their commitment to long-term value creation. Under our stock ownership guidelines, Covered Persons are required to acquire and hold shares of our common stock with a value at least equal to the following multiple of their annual base salary or Board cash retainer, as applicable, as follows:

•CEO - five times annual base salary;
•other named executive officers - two times annual base salary; and
•non-employee members of Board of Directors - five times annual Board cash retainer.

Covered Persons have five years from the effective date of the stock ownership guidelines or, if later, from commencement of service as a Covered Person to achieve compliance with the applicable guideline. Thereafter, compliance is assessed annually on March 31st of each year. Once the ownership requirement is met, the ownership guideline will automatically be converted from a multiple of base salary or Board cash retainer, as applicable, to the total number of shares required for that individual to meet the ownership guideline, and the Covered Person must continue to hold at least that number of shares until leaving his or her position with the Company. The value of shares and share equivalents is determined using the 30-day average closing trading price of our common stock prior to the applicable measurement date. Until the Covered Person satisfies the ownership requirement, he or she is required to hold 100% of the net shares acquired thereafter as a result of the exercise, vesting or settlement of any equity award received from the Company. The Board of Directors may waive or change the holding requirements in the case of extraordinary circumstances to be determined by the Board of Directors in its sole discretion. From time to time the Board of Directors will consider and may reset the level of common stock ownership that it considers appropriate for the guideline.
As of March 31, 2025 and as of the date of this Annual Report on Forn 10-K, all of our then-serving named executive officers and non-employee directors either met the applicable ownership threshold or were within the permitted time period to attain the required ownership.

Executive Compensation Recovery Policy (Clawback)

Accountability is a fundamental value of the Company. To reinforce this value through our executive compensation program, our executive officers and members of our senior leadership team (“Covered Officer(s)”) are subject to a strong ‘no fault’ Executive Compensation Recovery Policy (“Clawback Policy”). In accordance with the terms of our Clawback Policy, our Compensation and Human Capital Committee, which oversees and administers the Clawback Policy, will seek to recover certain excess incentive based compensation in the event of an accounting Restatement, as defined under and pursuant to the recently approved incentive-based compensation recovery provisions of Section 10D of the Exchange Act and the Nasdaq listing rules. Our Compensation and Human Capital Committee may also seek recovery of any incentive compensation awarded during a period where a Covered Officer (i) committed a significant legal or compliance violation, irrespective of whether such violation occurred in connection with a restatement (“Misconduct”) or (ii) was aware of or willfully blind to Misconduct that occurred in an area over which the Covered Officer had supervisory authority. This summary of the Clawback Policy does not purport to be complete and is qualified in its entirety by reference to such policy, which has been filed as Exhibit 97.1 to our 2025 Annual Report on Form 10-K.

Anti-Hedging and Anti-Pledging Policies
The Board believes that it is important to align the interests of the Company’s directors and executive officers with those of the Company’s shareholders and considers it inappropriate for directors and executive officers of the Company to engage in speculative transactions in the Company’s securities. Our Policy Regarding Insider Trading prohibits our directors, officers, and employees from entering into any transaction designed to hedge or having the effect of hedging (including derivative transactions) the economic risk of owning the Company’s securities. Examples of transactions that fall within this prohibition include trading in options, puts, calls and other similar instruments related to Company securities. In addition, directors, officers, and employees of the Company are prohibited from engaging in short sales (i.e., selling securities the directors, officers and employees of the Company do not own) of Company securities. Regardless of any other provision of this Company policy, the prohibitions set forth therein are not eligible for the granting of an exception.
Securities held in a margin account as collateral for a margin loan may be sold by the broker without the customer’s consent if the customer fails to meet a margin call. Similarly, securities pledged as collateral for a loan may be sold in foreclosure if the borrower defaults on the loan. Because a margin sale or foreclosure sale may occur at a time when the pledgor is aware of material nonpublic information or otherwise not permitted to trade in the Company’s securities, directors, officers, and employees of the Company are prohibited from holding the Company’s securities in a margin account or otherwise pledging the Company’s securities as collateral for a loan.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

During FY 2025, we did not grant stock options or similar awards having option-like features (“similar awards”) as part of our equity compensation programs. If we grant stock options or similar awards in the future, we anticipate that our policy will be not to grant stock options or similar awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, such as a significant positive or negative earnings announcement. In addition, we do not anticipate granting stock options or similar awards during periods in which there is material nonpublic information about our company, including during “blackout” periods or outside a “trading window” established in connection with the public release of earnings information under our insider trading policy. To the contrary, we anticipate that our Board of Directors would grant any stock options or similar awards on a predetermined schedule without taking into account material nonpublic information in determining either the time or terms of such awards. Our executive officers will not be permitted to choose the grant date for their individual stock option grants, if any are granted. We have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Privacy and Cybersecurity (Governance Practices)

We have an enterprise-wide information security program designed to assess, identify, and manage the Company’s information security risks and identify, evaluate, respond to and resolve information security incidents. To protect our information systems from information security incidents, we use various processes and tools to identify, prevent, detect, escalate, investigate, resolve and recover from identified vulnerabilities and threats. These include, but are not limited to, reporting, monitoring and detection tools that are widely used in the industry, and internal solutions. We have an enterprise-wide Incident Response Policy and Incident Response Procedure, which is regularly reviewed and updated, that outlines the various points and detailed processes and procedures to be followed when a suspected incident is identified.

The Company’s Board of Directors, as a whole, has oversight responsibility for our strategic and operational risks. The Audit Committee of the Board is responsible for board-level oversight of cybersecurity risk, and the Audit Committee regularly reports risks and compliance actions to the Board. As part of its’ oversight role, the Audit Committee receives reports about the Company’s strategy, programs, incidents and threats, and other developments and action items. These action items include receiving updates on the status of remediation efforts for any non-compliance or risk items related to cybersecurity regularly throughout the year, including through periodic updates from management.

EXECUTIVE COMPENSATION
FISCAL YEAR 2025 SUMMARY COMPENSATION TABLE

The following table sets forth certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company’s FY 2025 named executive officers, who were the CEO, the CFO, our Chief Accounting Officer, the Former CEO and the Former CFO ("Named Executive Officers”) for the fiscal years ended March 31, 2025,

2024, and 2023, to the extent they were Named Executive Officers during such fiscal years. We did not have any other executive officers during FY 2025.

Name and Principal Position (a)	Fiscal Year (b)	Salary ($) (c)	Bonus ($) (d)(3)	Stock Awards ($) (e)(4)	Non-Equity Incentive Plan Compensation ($)(g)	All Other Compensation ($) (i)(5)	Total ($) (j)

Sandra Campos, (1) Chief Executive Officer and President	2025	$496,969	120,000	$3,260,006	$—	$17,624	$3,894,599

Robyn D’Elia, (2) Chief Financial Officer	2025	212,500	—	920,000	—	8,214	1,140,714

Douglas Krulik, (2) Chief Accounting Officer	2025	173,077	—	147,200	—	16,382	336,659

Mathew N. Hulett, (1) Former Chief Executive Officer and President	2025	76,923	—	—	—	166,057	242,980
	2024	500,000	—	—	—	34,019	534,019
	2023	500,000	—	—	—	34,119	534,119

Christine Chambers, (2) Former Chief Financial Officer	2025	155,769	10,000	344,310	—	11,282	521,361
	2024	375,000	—	233,913	—	26,342	635,255
	2023	237,981	50,000	346,080	—	17,420	651,481
(1)Ms. Campos served as our Chief Executive Officer from April 29, 2024, when she succeeded Mr. Hulett, who served as our chief executive officer and president from August 30, 2021 until April 29, 2024, until her resignation on August 11, 2025. The amount disclosed in the “Salary” column for Ms. Campos includes $8,400 in cash retainer compensation for her service as a non-employee director prior to her appointment as our Chief Executive Officer.
(2)Ms. D’Elia served as our Chief Financial Officer from September 11, 2024, assuming the duties of principal financial officer effective September 16, 2024, until her resignation on August 11, 2025. She succeeded Mr. Krulik in the role of principal financial officer, which role he assumed on an interim basis effective August 19, 2024 following the mutually agreed termination of Ms. Chambers’ employment as our Chief Financial Officer in August 2024. Mr. Krulik was again appointed our interim principal financial officer on August 11, 2025.
(3)The amounts reported in the Bonus column (column (d)) reflect (i) a sign-on bonus paid to Ms. Campos, and (ii) a spot bonus paid to Ms. Chambers during FY 2025 and (ii) a sign-on bonus Ms. Chambers was paid during FY 2023.
(4)The amounts reported in the Stock Awards column (column (e)) for FY 2025 reflect the grant date fair value associated with restricted stock unit or performance stock unit awards, as applicable, under the 2022 Employee Plan, the 2024 Omnibus Incentive Plan or the 2024 Inducement Incentive Plan, calculated in accordance with the provisions of the ASC Topic 718 (Financial Accounting Standards Board Accounting Standards Codification 718, Compensation – Stock Compensation). Additional information about the assumptions that we used when valuing equity awards is set forth in our Annual Report on Form 10-K in Note 12 to the financial statements. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. All of the awards made to our Named Executive Officers during FY 2025 were time-vesting restricted stock units vesting ratably over three years except that Ms. Campos also was granted 146,772 performance stock units that would be earned if applicable performance goals were achieved. The grant date fair value of the performance stock units included in the table above is based on the probable outcome of the performance goals using a Monte Carlo simulation method. The grant date fair value of the performance stock units assuming the achievement of the maximum level of performance goals was $510,000.
(5)The amount reported for FY 2025 in the All Other Compensation column (column (i)) reflects payments related to health insurance coverage.
The Company cautions that the amounts reported in the Fiscal Year 2025 Summary Compensation Table for Stock Awards (column (e)) reflect the grant date fair value and may not represent the amounts that the Named Executive Officers will actually realize from the awards. Whether, and to what extent, a Named Executive Officer realizes value will depend on the Company’s actual operating performance, stock price fluctuations, and the Named Executive Officer’s continued

employment, and for performance based shares, the achievement of performance criteria. Additional information on all outstanding stock awards as of March 31, 2025 is reflected in the Fiscal 2025 Outstanding Equity Awards at Year-End table below.

FISCAL 2025 GRANTS OF PLAN-BASED AWARDS
The following table supplements the disclosure in the Fiscal Year 2025 Summary Compensation Table with respect to plan-based awards made to the Named Executive Officers in fiscal 2025. Mr. Hulett did not receive any plan-based awards in fiscal 2025.

Name (a)	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (i)	Grant Date Fair Value of Stock and Option Awards (l)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Sandra Campos (2)	4/29/2024	—	550,000	1,100,000	—	—	—	483,092	$2,000,001
	1/15/2025	—	—	—	—	—	—	146,772	$750,005
	1/15/2025	—	—	—	—	—	146,772	—	$510,000
Robyn D'Elia (3)	9/27/2024	—	318,750	637,500	—	—	—	250,000	$920,000
Douglas Krulik	9/27/2024	—	—	—	—	—	—	40,000	$147,200
Christine Chambers	5/16/2024	—	—	—	—	—	—	74,850	$344,310
(1)Represents target and maximum potential bonuses under the AIP for FY 2025. No bonuses were paid or earned for FY 2025.
(2)For FY 2025, in addition to time-vesting restricted stock units, Ms. Campos was granted 146,772 performance stock units that would be earned if predetermined levels of our total shareholder return relative to the S&P 600 Specialty Retail Index were achieved over a three-year performance period ending on December 31, 2027. This award was granted under the 2024 Omnibus Incentive Plan.
(3)Ms. D’Elia’s restricted stock units were granted under the 2024 Inducement Incentive Plan.

FISCAL 2025 OUTSTANDING EQUITY AWARDS AT YEAR-END
The following table sets forth certain information regarding equity-based awards held by our Named Executive Officers as of March 31, 2025, which consist of awards of restricted stock, restricted stock units, and performance stock units. Following the end of FY2025, we entered into Separation Agreements with Ms. Campos and Ms. D’Elia that altered the treatment of their outstanding equity awards, as described under The impact of the Campos Separation Agreement on her long-term incentive awards is described below under ““Employment Agreements and Other Agreements with the Fiscal Year 2025 Named Executive Officers.”

	Stock Awards
Name(a)	Number of Shares or Units of Stock That Have Not Vested (#) (g)		Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) Shares or Units of Stock That Have Not Vested (#) (g)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have not Vested ($)

Sandra Campos	635,946	(1)	2,664,614	146,772	(2)	$614,975

Robyn D'Elia	250,000	(3)	1,047,500	—		$0

Douglas Krulik	40,000	(4)	167,600	—		$0
(1)Includes a grant of 483,092 restricted stock units on April 29, 2024 with a vesting schedule of one third on each of the first three anniversaries of the grant date, a grant of 146,772 restricted stock units on January 15, 2025 with a vesting schedule of one third on each of the first three anniversaries of the grant date, 2,500 restricted stock units that will vest on August 3, 2025, 2,500 restricted stock units that will vest on August 3, 2026, 541 restricted stock vesting on May 17, 2025, and 541 restricted stock vesting on May 17, 2026 .
(2)These performance stock units were granted on January 15, 2025. They will be earned if predetermined levels of our total shareholder return relative to the S&P 600 Specialty Retail Index are achieved over a three-year performance period ending on December 31, 2027.
(3)Consists of a grant of restricted stock units on September 27, 2024 that will vest one third on each of the first three anniversaries of the grant date.
(4)Consists of a grant of restricted stock units on September 27, 2024 that will vest one third on each of the first three anniversaries of the grant date.
The amounts reported in the Market Value of Shares or Units of Stock That Have Not Vested column (column (h)) were determined by multiplying the number of shares of common stock, as applicable, by $4.19, the closing price of common stock on March 31, 2025. The Company cautions that the amounts reported in the 2025 Grants of Plan-Based Awards table and the Fiscal 2025 Outstanding Equity Awards at Year-End table for these stock awards reflect the grant date fair value and market value at March 31, 2025, and may not represent the amounts that the Named Executive Officers will actually realize from the awards. Whether, and to what extent, a Named Executive Officer realizes value will depend on the Company’s actual operating performance, stock price fluctuations, and the Named Executive Officer’s continued employment.

FISCAL 2025 OPTION EXERCISES AND STOCK VESTED
The following table sets forth certain information regarding delivery of stock upon the release of restrictions on restricted stock by each of our Named Executive Officers listed in the Fiscal Year 2025 Summary Compensation Table, during fiscal 2025.

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)

Sandra Campos	—	—	3,041	$11,653
Robyn D'Elia	—	—	—	$—
Douglas Krulik	—	—	—	$—
Mathew Hulett	—	—	30,000	$124,950
Christine Chambers	—	—	53,925	$189,735
The value realized on the vesting of restricted stock for Ms. Campos was determined by multiplying the 541 shares acquired on vesting by $4.58 the closing price of the common stock at the vesting date, on May 17, 2024 plus multiplying the 2,500 shares acquired on vesting by $3.67 the closing price of the common stock at the vesting date, on August 3, 2024.
Fiscal 2025 Pension Benefits and Deferred Compensation
The Company does not provide pension benefits and the Company does not have provisions for deferred compensation.

Employment Agreements and Other Agreements with the Fiscal Year 2025 Named Executive Officers
Sandra Y. Campos, Chief Executive Officer and President

On April 29, 2024, the Company entered into an employment agreement with Ms. Campos to serve as the Company’s Chief Executive Officer and President. The employment agreement provided for an initial employment term of three years and for automatic renewal for successive one year terms thereafter unless either party were to provide notice of non renewal at least 60 days prior to the end of the then-current term. As provided in the employment agreement, Ms. Campos would serve the Company on a full-time basis and will receive an annual base salary of $550,000, which could be increased in the discretion of the Board (but could not be decreased other than as part of a proportionate reduction in management salaries and wages applicable to all senior management). Ms. Campos received a signing bonus of $120,000, which was subject to repayment if Ms. Campos left the Company within one year under circumstances detailed in the employment agreement. Ms. Campos was also entitled to receive customary expense reimbursement (in accordance with the Company’s standard policies) and the medical, health, and other benefits provided to Company employees generally, including participation in the Company’s 401(k) plan, on the same basis as other employees generally. The employment agreement provided that Ms. Campos would be eligible to receive an annual performance bonus based on annual performance goals determined by the Board, with a target annual bonus of 100% of Ms. Campos’ base salary and a maximum bonus of 200% of base salary. The agreement included customary restrictive covenants, including confidentiality and non-solicitation covenants and a one-year post-employment non-compete restriction.
Under the employment agreement, Ms. Campos was entitled to equity grants under the Company’s current or future equity plan, as follows: on April 29, 2024, Ms. Campos received a grant of restricted stock units (“RSUs”) under the Company’s 2022 Employee Plan for 483,092 shares (RSUs equal to $2.0 million divided by the closing price of the Company’s common stock on the Nasdaq Stock Market on the date of grant). Such RSUs were scheduled to vest in one-third increments on each of the first three anniversaries of the date of grant so long as Ms. Campos continued to be employed by the Company on each vesting date, and such RSUs otherwise contained the standard provisions for RSU grants by the Company. Thereafter, Ms. Campos was entitled to annual grants of RSUs and performance stock units (“PSUs”) having an aggregate value per grant of $750,000 for the annual RSU grant and $750,000 for the annual PSU grant, with such value being calculated based on the closing price of the Company’s common stock on the date of grant but subject to a floor of $4.00 per share. The RSUs included in any such annual grants would vest in the same manner as the initial RSU grant, and the PSUs would have a 3-year performance period and such performance goals and other terms determined by the Board.

The employment agreement provided that Ms. Campos’ employment could be terminated by either the Company or Ms. Campos at any time prior to the scheduled expiration date of the agreement, subject to notice requirements and subject to certain potential severance payment obligations based on the nature of the termination. Specifically, Ms. Campos’ employment could be terminated by the Company with or without “Cause” (as defined in the employment agreement) or by Ms. Campos with or without “Good Reason” (as defined in the employment agreement). “Cause” was customarily defined to include a material breach of the employment agreement, commission of a felony, and certain types of dishonesty and misconduct, all as more particularly defined in the employment agreement. “Good Reason” included certain material adverse changes in Ms. Campos’ duties, responsibilities, functions or title with the Company or a material breach of the employment agreement by the Company, as more particularly defined in the employment agreement.

In the event that the Company were to terminate Ms. Campos’ employment without Cause or determines not to renew the employment agreement upon expiration, or Ms. Campos were to resign for Good Reason in the manner described or required in the employment agreement, the agreement provided that Ms. Campos would be entitled to receive, contingent on Ms. Campos delivering a general release of claims to the Company, severance compensation in the form of continuation of her base salary in effect at the time of termination, as well as reimbursement for COBRA premiums, for a period of 12 months after termination. If such termination of employment occurred during the 12-month period following a “Change of Control” (as defined in the employment agreement), then Ms. Campos would have been entitled to receive, contingent on delivery of a general release to the Company, severance compensation in the form of continuation of her base salary in effect at the time of termination for a period of 24 months, as well as reimbursement for COBRA premiums for a period of 18 months, after termination, and she would also have been entitled to receive a pro rata amount of her target bonus for the year of termination, accelerated vesting of all unvested RSUs then held by her, and vesting of unvested PSUs then held by her in the manner specified in the employment agreement.

On August 11, 2025, in connection with Ms. Campos’s resignation, she entered into the Campos Separation Agreement with the Company. Under the terms of the Campos Separation Agreement, in exchange for the execution by Ms. Campos of a general release and waiver of claims against the Company and an agreement to provide the Company with consulting services for a period of 3 months on an as-needed basis, the Company will pay Ms. Campos severance compensation in the form of the continuation of her annual base salary of $550,000 for a period of 13 months and reimbursement of COBRA premiums for 18 months. The Campos Separation Agreement also provides that the Company will, to the extent not already vested, accelerate the vesting of a pro-rata portion of the restricted stock units previously awarded to her (calculated based on the number of days during the full vesting period of each such award during which Ms. Campos was employed by the Company). All other restricted stock units and performance stock units will be forfeited. The Campos Separation Agreement provides that Ms. Campos’ employment agreement with the Company was terminated effective immediately, subject to continuation of certain covenants (including restrictive covenants) by Ms. Campos.

Robyn D’Elia, Chief Financial Officer

The CFO Employment Agreement provided for an employment term of three years. As provided in the Employment Agreement, Ms. D’Elia was to serve the Company on a full-time basis and receive an annual base salary of $425,000, which could be increased in the discretion of the Board (but could not be decreased other than as part of a proportionate reduction in management salaries and wages applicable to all senior management). Ms. D’Elia was also entitled to receive customary expense reimbursement (in accordance with the Company’s standard policies) and the medical, health, and other benefits provided to Company employees generally, including participation in the Company’s 401(k) plan on the same basis as other employees generally. The CFO Employment Agreement provided that Ms. D’Elia was eligible to receive an annual performance bonus based on annual performance goals determined by the Board, with a target annual bonus of 75% of Ms. D’Elia’s base salary and a maximum bonus of 150% of base salary, pro rated for the Company’s fiscal year ending March 31, 2025. The agreement included customary restrictive covenants, including confidentiality and non-solicitation covenants and a one-year post-employment non-compete restriction.

Under the CFO Employment Agreement, Ms. D’Elia was entitled to equity grants under the Company’s current or future equity plans, as follows: On September 27, 2024, Ms. D’Elia received a grant of RSUs equal to $1.0 million divided by the Reference Price. Such RSUs would vest in one-third increments on each of the first three anniversaries of the date of grant so long as Ms. D’Elia continued to be employed by the Company on each vesting date, and such RSUs otherwise contained the standard provisions for RSU grants by the Company. Thereafter, Ms. D’Elia was entitled to annual grants of RSUs and PSUs consisting of a number of RSUs equal to $240,000 divided by the Reference Price and a number of PSUs equal to $360,000 divided by the Reference Price. The RSUs included in any such annual grants would vest in the same manner as the initial RSU grant, and the PSUs would vest if the PSU performance goals as determined by the Board were achieved, and would be earned over a three-year performance period.

The CFO Employment Agreement provided that Ms. D’Elia’s employment could be terminated by either the Company or Ms. D’Elia at any time prior to the scheduled expiration date of the agreement, subject to notice requirements and subject to certain potential severance payment obligations based on the nature of the termination. Specifically, Ms. D’Elia’s employment could be terminated by the Company with or without “Cause” (as defined in the CFO Employment Agreement) or by Ms. D’Elia with or without “Good Reason” (as defined in the CFO Employment Agreement). “Cause” was customarily defined to include a material breach of the CFO Employment Agreement, commission of a felony, and certain types of dishonesty and misconduct, all as more particularly defined in the CFO Employment Agreement. “Good Reason” included certain material adverse changes in Ms. D’Elia’s duties, responsibilities, functions or title with the Company or a material breach of the CFO Employment Agreement by the Company, as more particularly defined in the CFO Employment Agreement.

In the event that the Company were to terminate Ms. D’Elia’s employment without Cause, or Ms. D’Elia were to resign for Good Reason in the manner described or required in the CFO Employment Agreement, the CFO Employment Agreement provided that Ms. D’Elia would be entitled to receive, contingent on Ms. D’Elia delivering a general release of claims to the Company, severance compensation in the form of continuation of her base salary in effect at the time of termination, as well as reimbursement for COBRA premiums, for a period of 12 months after termination, she would also be eligible for a pro rata cash payment based on the achievement of performance goals related to her annual bonus opportunity as determined by the Board, and vesting of unvested RSUs and PSUs then held by her in the manner specified in the CFO Employment Agreement. If such termination of employment were to occur during the 12-month period following a “Change of Control” (as defined in the CFO Employment Agreement), then Ms. D’Elia would have been entitled to receive, contingent on delivery of a general release to the Company, severance compensation in the form of continuation of her base salary in effect at the time of termination and reimbursement for COBRA premiums for a period of 12 months after termination, she would also have been eligible for a pro rata cash payment based on the achievement of performance goals related to her annual bonus opportunity as determined by the Board and accelerated vesting of all unvested RSUs then held by her, and vesting of unvested PSUs then held by her in the manner specified in the CFO Employment Agreement.

On August 11, 2025, in connection with Ms. D’Elia’s resignation, she entered into the D’Elia Separation Agreement with the Company. Under the terms of the D’Elia Separation Agreement, in exchange for the execution by Ms. D’Elia of a general release and waiver of claims against the Company and an agreement to provide the Company with consulting services for a period of 3 months on an as-needed basis, the Company will pay Ms. D’Elia severance compensation in the form of the continuation of her annual base salary of $425,000 for a period of 13 months and reimbursement of COBRA premiums for 18 months. The D’Elia Separation Agreement also provides that the Company will, to the extent not already vested, accelerate the vesting of a pro-rata portion of the restricted stock units previously awarded to her (calculated based on the number of days during the full vesting period of the restricted stock unit award during which Ms. D’Elia was employed by the Company). All other restricted stock units will be forfeited. The D’Elia Separation Agreement provides that the CFO Employment Agreement was terminated effective immediately, subject to continuation of certain covenants (including restrictive covenants) by Ms. D’Elia.

Christine Chambers, Former Chief Financial Officer, Treasurer, and Secretary

On August 3, 2022, the Company entered into an employment agreement with Ms. Chambers to serve as the Company’s Chief Financial Officer. The employment agreement was for an initial term of one year commencing on August 3, 2022 and would automatically renew for successive one year terms, or for longer periods as mutually agreed upon by the parties, unless the employment agreement was expressly cancelled by either Ms. Chambers or the Company 60 days prior to the end of the then current term or is otherwise terminated as provided in the agreement. The employment agreement provided that Ms. Chambers would receive an annual base salary of $375,000, subject to periodic review for increases with the approval of the Board of Directors, and would be eligible to participate in the standard employee benefit plans generally available to executives and employees of the Company, including health insurance, life and disability insurance, restricted stock under the Company’s equity compensation plan(s), 401(k) plan, and paid time off and paid holidays. Ms. Chambers also received pursuant to the terms of the employment agreement a one-time sign-on bonus in the amount of $50,000, which was subject to pro-rata repayment if Ms. Chambers terminated employment with the Company within the first twelve months of employment. In addition, the Company would reimburse Ms. Chambers for her documented business expenses incurred in connection with her employment pursuant to the Company's standard reimbursement expense policy and practices. The provisions of Ms. Chambers’ employment agreement relating to termination of employment are described below under “Potential Payments on Termination and/or Change of Control.”
On August 3, 2022, Ms. Chambers received an award of 13,000 shares of restricted stock under the Company’s 2016 Employee Equity Compensation Restricted Stock Plan (“2016 Employee Plan”), which stock restrictions would lapse pro rata on each of August 3, 2023, August 3, 2024, and August 3, 2025, which were subject to forfeiture in the event of termination of employment (except as provided in the restricted stock agreement).

On August 3, 2022, Ms. Chambers also received an award of 3,000 shares of performance restricted stock under the 2016 Employee Plan, which performance restricted shares were subject to vesting based on the attainment of performance criteria equally weighted between adjusted EBITDA and revenue during the fiscal year 2023, which performance restricted stock was forfeited pursuant to the terms of the performance criteria set forth in the award.
On June 15, 2023, Ms. Chambers was granted 11,750 RSUs under the 2022 Employee Plan subject to time-based vesting, of which 3,750 of the RSUs were awarded in recognition of Ms. Chambers’ contributions during fiscal year 2023 and of which the remaining 8,000 were part of the equity award cycle for fiscal year 2024. The RSUs were scheduled to vest in one-third increments on each of the first three anniversaries of the date of grant, subject to Ms. Chambers’ continued employment with the Company through the applicable vesting date. Notwithstanding the foregoing, in the event that Ms. Chambers resigned for “Good Reason” (as defined in the RSU award agreement) or was terminated without cause prior to the vesting of the RSUs, a pro rata portion of the unvested RSUs that would have otherwise vested at the end of year of termination would become vested upon termination.
Also on June 15, 2023, Ms. Chambers received a grant of 8,000 PSUs. The PSUs were based on the Company’s total shareholder return (“TSR”) relative to the S&P 600 Specialty Retail Index (“Index”) over an overall three-year performance period consisting of the 2024 through 2026 fiscal years, as follows:
● 100% of the target number of shares, which was 8,000 shares, would be earned if the Company’s TSR is equal to or greater than the 75th percentile of the Index (the “maximum target payout”);
● 50% of the target number of shares, which was 4,000 shares, would be earned if the Company’s TSR is equal to at least the 50th percentile of the Index;
● 25% of the target number of shares, which was 2,000 shares, would be earned if the Company’s TSR is equal to at least the 25th percentile of the Index (the “minimum threshold”);
● No shares would be earned if the TSR was less than the 25th percentile of the Index, and the payout would be capped at 2,000 shares if absolute TSR is negative, regardless of relative position to the Index; and
● Linear scaling would be used to determine the number of shares earned for performance between the maximum target payout level and the minimum threshold payout level.
With certain exceptions (such as death and disability), the PSUs would be forfeited if Ms. Chambers ceases to be employed before the end of the performance period.

On May 31, 2024, we entered into a Transition and Separation Agreement with Ms. Chambers pursuant to which we and Ms. Chambers agreed to the mutual termination of her employment following a transition period. Under the terms of the agreement, Ms. Chambers continued to serve as our Chief Financial Officer, Secretary, and Treasurer on a full-time basis for a transition period that ended in August 2024. The agreement provided that, during the transition period, Ms. Chambers would continue to receive her current base salary and benefits, and upon the completion of the transition period and contingent on Ms. Chambers’ complying with the terms of the agreement, we would accelerate the vesting of all unvested restricted shares and restricted stock units that were originally scheduled to vest on or before August 3, 2025. Under the agreement, 3,917 of the restricted stock units and the 8,000 performance stock units granted to Ms. Chambers in fiscal year 2024 were deemed forfeited on May 31, 2024.

Mathew N. Hulett, Former Chief Executive Officer and President

During FY 2025, the Company had in effect an employment agreement with Mr. Hulett, our former chief executive officer and president. The employment agreement was for an initial term of three years commencing on August 30, 2021 and would automatically renew for successive one year terms, or for longer periods as mutually agreed upon by the parties, unless the employment agreement were to be expressly cancelled by either Mr. Hulett or the Company 60 days prior to the end of the then current term or if it were otherwise terminated as provided in the agreement. The employment agreement provided that Mr. Hulett would receive an annual base salary of $500,000, subject to periodic review for increases with the approval of the Board, and would be eligible to participate in the standard employee benefit plans generally available to executives and employees of the Company, including health insurance, life and disability insurance, restricted stock under the Company’s equity compensation plan(s), 401(k) plan, and paid time off and paid holidays. The employment agreement also provided that the Company would reimburse Mr. Hulett for his documented business expenses incurred in connection with his employment pursuant to the Company's standard reimbursement expense policy and practices.

On April 29, 2024, the Company and Mr. Hulett entered into a Transition and Separation Agreement pursuant to which Mr. Hulett resigned as chief executive officer and president, and also as a director, of the Company effective April 29, 2024 (the “Separation Agreement”). Under the terms of the Separation Agreement, Mr. Hulett remained employed by the Company through May 10, 2024 to assist the Company in transition matters, and the Company paid Mr. Hulett severance compensation thereafter in the form of the continuation of his base salary and reimbursement of COBRA premiums through August 30, 2024, which was the scheduled expiration date of his employment agreement. The Separation Agreement also provided that the Company would accelerate the vesting of Mr. Hulett’s remaining unvested shares of restricted stock (consisting of 30,000 shares) previously granted under a Restricted Stock Agreement between the Company and Mr. Hulett. Mr. Hulett agreed to a general release and waiver of claims against the Company as a condition receiving the foregoing amounts, and he agreed to provide the Company, on an as-needed and as-requested basis, such consulting services as the Company may from time to time reasonably request, up to a maximum of five hours during each calendar week, through August 30, 2024.
Douglas Krulik, interim Principal Financial Officer (served August 19, 2024 to September 16, 2024; appointed again on August 11, 2025)
On July 23, 2024, the Company entered into an offer letter (“Offer Letter”) with Mr. Krulik to set forth the terms and conditions of Mr. Krulik’s employment as Chief Accounting Officer of the Company. Mr. Krulik will receive an annual base salary of $300,000, he will be entitled to participate in the Company’s current employee benefit plans and programs, including medical, dental, vision, 401(k), and he will be eligible to receive annual equity awards under the Company’s equity incentive plans as in effect from time to time. Mr. Krulik received an initial equity award on September 27, 2024 in respect of FY 2025 consisting of an award of 40,000 RSUs. Such RSUs will vest in equal one-third increments on each of the first three (3) anniversaries of the grant date. Mr. Krulik will be entitled to severance benefits in the event the Company terminates his employment other than for Cause (as defined in the Offer Letter) within his first full year of employment, consisting of six months of severance pay at his base salary at the time of termination.
Potential Payments on Termination and/or Change of Control

This section describes the payments and other benefits that would have been provided to Ms. Campos, Ms. D’Elia or Mr. Krulik upon termination or change of control of the Company pursuant to and as described in their respective employment agreements that were in effect as of the end of FY 2025, as described under “Employment Agreements and Other Agreements with the Fiscal Year 2025 Named Executive Officers.” Because the employment of Mr. Hulett and Ms. Chambers terminated prior to the end of FY 2025, we have only disclosed the payments and benefits they actually received in connection with their employment terminations. The compensation and other benefits that Ms. Campos and Ms. D’Elia received following their resignations after the end of FY 2025 under their Separation Agreements are described above under “Employment Agreements and Other Agreements with the Fiscal Year 2025 Named Executive Officers.”

The table below provides estimates for compensation that would have been payable to Ms. Campos, Ms. D’Elia and Mr. Krulik under hypothetical termination of employment and change of control scenarios under our compensatory arrangements other than nondiscriminatory arrangements generally available to salaried employees as they were in effect on March 31, 2025. Due to the number of factors and assumptions that can affect the nature and amount of any benefits provided upon the events discussed below, any amounts paid or distributed upon an actual event may differ.

For purposes of the hypothetical payment estimates shown in the below table, some of the important assumptions were:
• Named Executive Officers’ (“NEOs’”) rate of base salary as of March 31, 2025;
• Change of control occurring on March 31, 2025;
• Termination of the NEO’s employment occurring on March 31, 2025; and
• A price per share of $4.19, which was the closing price of our common stock on March 31, 2025, the final trading day of fiscal year 2025.

Each of the columns in the table below show the total hypothetical payment estimate upon a specified event occurring on March 31, 2025, and the amounts in the columns should not be aggregated across the table.

	Involuntary Termination (1)	Involuntary Termination within 12 months after a Change of Control (2)
Ms. Campos
Base salary continuation	$550,000	$1,100,000
Pro rata bonus	$0	$550,000
Continued benefits	$37,790	$37,790
Equity acceleration	$672,000	$3,275,055
Total	$1,259,790	$4,962,845
Ms. D’Elia
Base salary continuation	$425,000	$425,000
Pro rata bonus	$318,750	$318,750
Continued benefits	$22,986	$22,986
Equity acceleration	$177,933	$1,047,500
Total	$944,669	$1,814,236
Mr. Krulik
Severance pay	$150,000	$150,000
Equity acceleration	$0	$167,600
Total	$150,000	$317,600
(1) For purposes of this table, an involuntary termination consists of our termination of the NEO’s employment without cause or, in the case of Ms. Campos or Ms. D’Elia, a resignation with good reason.
(2) For purposes of this table, an involuntary termination within 12 months after a change of control consists of our termination of the NEO’s employment without cause or, in the case of Ms. Campos and Ms. D’Elia, a resignation with good reason. The equity acceleration values assume full acceleration upon a change of control or a simultaneous qualifying termination of employment and a change of control.

The actual benefits Mr. Hulett and Ms. Chambers received in connection with their separations from employment during FY 2025 are described under “Employment Agreements and Other Agreements with the Fiscal Year 2025 Named Executive Officers.” The compensation and other benefits that Ms. Campos and Ms. D’Elia received following their resignations after the end of FY 2025 under their Separation Agreements are described above under “Employment Agreements and Other Agreements with the Fiscal Year 2025 Named Executive Officers.”
Non-Compete and Non-Disclosure Agreements
Ms. Campos, who was appointed as our Chief Executive Officer in April 2024, Ms. D’Elia, who was appointed as our Chief Financial Officer in September 2024, Mr. Krulik, who served as our interim Principal Financial Officer from August 19, 2024 to September 16, 2024, Ms. Chambers, who served as our Chief Financial Officer from August 2022 to August 2024 , and Mr. Hulett, who served as our chief executive officer from August 2021 to April 2024, are each subject to restrictive covenants regarding non-disclosure, non-compete and non-solicitation with the Company. Each executive agreed to keep in confidence any and all confidential business information the executive becomes aware of or learns or to which he/she has access during his/her employment with the Company which has not been publicly disclosed and is not a matter of common knowledge. Each executive also agreed that upon termination of employment, each will not, for a period of one (1) year after such termination, either directly or indirectly, as a principal, officer, director, proprietor, employee, contractor, partner, investor (apart from owning stock in any publicly traded corporation so long as such ownership does not exceed five percent (5%) of the total value of the outstanding stock of such corporation), advisor, agent, representative or other participant engage in any business that is in actual or prospective competition with the Company, solicit or otherwise attempt to induce or solicit, or in any other manner influence, any employee, vendor or prospective vendor of the Company to terminate or modify his/her/its relationship with the Company, or solicit or otherwise attempt to induce or solicit, or in any other manner influence, any customer or prospective customer of the Company.

Limitation on Liability and Indemnification Matters
Our Bylaws contain provisions that limit the liability of our directors and executive officers for monetary damages to the fullest extent permitted by the Florida Business Corporation Act, and requires us to indemnify our directors and executive officers made or threatened to be made a party to an action or proceeding, by reason of the fact that he or she serves or served in such capacity at our request to the maximum extent not prohibited by the Florida Business Corporation Act or any other applicable law and allow us to indemnify other officers, employees, and other agents as set forth in the Florida Business Corporation Act or any other applicable law.
We have entered, and intend to continue to enter, into separate indemnification agreements with our directors and executive officers, in addition to the indemnification provided for in our Bylaws and other applicable law. These agreements, among other things, require us to indemnify our directors and executive officers for certain expenses, including attorneys’ fees, judgments, penalties, fines, and settlement amounts actually and reasonably incurred by such person in any action or proceeding arising out of their services to us, or any of our subsidiaries or any other company or enterprise to which the person provides services at our request, including liability arising out of negligence or active or passive wrongdoing by the officer or director. We believe that these Bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers. We also maintain directors' and officers' liability insurance, including dedicated Side A coverage.
Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, executive officers or persons controlling us, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.
CEO Pay Ratio
In accordance with SEC rules, we are providing the ratio for FY 2025 of the annualized FY 2025 total compensation of Ms. Campos, who was serving as our CEO on March 31, 2025, which was the determination date we used to identify our median employee, to the annual total compensation of our median employee, excluding the CEO, as determined under Item 402 of Regulation S-K under the Exchange Act ("Regulation S-K”):
•the median of the annual total compensation of all employees of our Company (other than the CEO) was $35,319; and
•the annual total compensation of the CEO was $3,949,232 (annualized as described below).

Because two individuals served as our CEO during FY 2025, consistent with applicable Securities and Exchange Commission regulations, we have elected to calculate our CEO’s annual total compensation for purposes of the CEO pay ratio by annualizing the compensation of Ms. Campos, who began serving as our CEO on April 29, 2024, as follows:

Component	FY 2025 SCT Amount	Annualized Amount
Salary	$496,969	$550,000
Bonus	$120,000	$120,000
Stock awards	$3,260,006	$3,260,006
All other compensation	$17,624	$19,226
Total	$3,894,599	$3,949,232

Based on this information, for FY 2025, the ratio of the annual total compensation of the CEO to the median of the annual total compensation of all other employees was 112:1. We believe this ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K. As permitted by SEC rules, to identify our median employee, we selected total direct compensation as our consistently applied compensation measure, which we calculated as actual salary paid to our employees for FY 2025 (including overtime for hourly employees), actual bonus or sales commission earned by our employees in FY 2025, and the value of equity awards granted to our employees in FY 2025.
For any full time employees who were hired during FY 2025, an estimated amount was used based on their hourly rate or annual salary. Further, we used March 31, 2025 as the date on which to determine our employee population and used the consistently applied compensation measure as described above to determine our median employee. In determining this population, we included all full-time and part-time employees other than the CEO. We did not include any contractors or workers employed through a third-party provider in our employee population. Based on this approach, we selected the individual who represented the median employee. We then calculated the annual total compensation for this individual using the same methodology we used for our Named Executive Officers in our Fiscal Year 2025 Summary Compensation Table.

2025 Pay versus Performance Disclosure

As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(v) of Regulation S-K, we are providing the following information about the relationship between “compensation actually paid” to our CEO and to our other NEOs and certain financial performance of the Company regarding fiscal years ended March 31, 2025, 2024, 2023, 2022, and 2021 Compensation actually paid, as determined under SEC requirements, does not reflect the actual amount of compensation earned by or paid to our executive officers during a covered year. For further information concerning the Company’s pay-for-performance philosophy and how the Company aligns executive compensation with the Company’s performance, refer to the Compensation Discussion and Analysis.
Pay versus Performance Table

Year[1]	Summary Compensation Table Total for CEO (Akdag)	Summary Compensation Table Total for CEO (Hulett)	Summary Compensation Table Total for CEO (Campos)	Compensation Actually Paid to CEO (Akdag)	Compensation Actually Paid to CEO (Hulett) [2]	Compensation Actually Paid to CEO (Campos) [2]	Average Summary Compensation Table Total for Other NEOs	Average Compensation Actually Paid to Other NEOs [2]	Value of Initial Fixed $100 Investment Based On:		Net Income ($Mn)	Company Selected Performance Measure: Stock Price [4]
									Company Cumulative TSR	Peer Group Cumulative TSR [3]
2025	—	$242,980	$3,894,599	—	$224,230	$3,667,160	$666,245	$630,754	$17.41	$398.95	-$6.27	$4.19
2024	—	$534,019	—	—	$(70,181)	—	$635,255	$358,968	$19.90	$511.93	-$7.46	$4.79
2023	—	$534,119	—	—	$(7,454,281)	—	$616,191	$389,848	$64.67	$393.15	$5.14	$16.24
2022	1,237,110	12,602,605	—	1,094,037	10,031,005	—	956,459	722,151	96.82	404.58	18.72	25.80
2021	2,194,586	—	—	2,429,241	—	—	784,689	909,443	126.46	497.53	23.92	35.18
Notes:
1.The CEO and other NEOs for the indicated years were as follows: (i) for 2025, our CEOs were Mr. Mathew N. Hulett, who served as our CEO from August 30, 2021 to May 10, 2024 and Sandra Campos, who served as our Chief Executive Officer from April 29, 2024 until her resignation on August 11, 2025, and our other NEOs were Ms. Robyn D’Elia, Mr. Douglas Krulik and Ms. Christine Chambers; (ii) for 2024, our CEO was Mr. Mathew N. Hulett, who served as our CEO from August 30, 2021 to May 10, 2024 and our other NEO was Ms. Christine Chambers, who has served as our CFO since August 3, 2022; (iii) for 2023, our CEO was Mr. Mathew N. Hulett and our other NEOs were Mr. Bruce Rosenbloom, who served as our chief financial officer from 2001 until August 2, 2022, and Ms. Christine Chambers; (iv) for 2022, our CEOs were Mr. Menders Akdag, who served as our CEO from 2001 until August 29, 2021, and Mr. Mathew N. Hulett and our other NEO was Mr. Bruce Rosenbloom; and (iv) for 2021, our CEO was Mr. Menders Akdag and our other NEO was Mr. Bruce Rosenbloom.
2.Amounts reported in this column are based on total compensation reported for our CEOs and other NEOs in the Summary Compensation Table (SCT) for the indicated fiscal years and adjusted as shown in the table below. Fair value of equity awards was computed in accordance with the Company’s methodology used for financial reporting purposes.

	Campos	Hulett
	2025	2025
Total Compensation for CEO as reported SCT for the covered year	$3,894,599	$242,980
Deduct pension values reported in SCT for the covered year	–	–
Deduct grant date fair value of equity awards reported in SCT for the covered year	3,260,006	–
Add pension value attributable to current year’s service and any change in pension value attributable to plan amendments made in the covered year	–	–
Add fair values as of the end of the covered year of all equity awards granted during the covered year that are outstanding and unvested as of the end of such covered year	3,039,130	–
Add fair value as of the vesting date of any awards granted in the covered year that vested during the covered year	–	–
Add dividends paid on unvested shares/share units and stock options	–	–
Add the change in fair value (whether positive or negative) as of the end of the covered year of any equity awards granted in any prior year that are outstanding and unvested as of the end of such covered year.	(3,649)	–
Add the change in fair value (whether positive or negative) as of the vesting date of any equity awards granted in any prior year for which all applicable vesting conditions were satisfied during the covered year	(2,914)	(18,750)
Subtract the fair value of any equity awards granted in a prior year that were forfeited in the covered year determined as of the end of the prior year	–	–
Compensation Actually Paid to CEO	$3,667,160	224,230

2025

Total Compensation for Other NEOs as reported SCT for the covered year	$666,245
Deduct pension values reported in SCT for the covered year	–
Deduct grant date fair value of equity awards reported in SCT for the covered year	470,503
Add pension value attributable to current year’s service and any change in pension value attributable to plan amendments made in the covered year	–
Add fair values as of the end of the covered year of all equity awards granted during the covered year that are outstanding and unvested as of the end of such covered year	405,033
Add fair value as of the vesting date of any awards granted in the covered year that vested during the covered year	43,862
Add dividends paid on unvested shares/share units and stock options	–
Add the change in fair value (whether positive or negative) as of the end of the covered year of any equity awards granted in any prior year that are outstanding and unvested as of the end of such covered year.	–
Add the change in fair value (whether positive or negative) as of the vesting date of any equity awards granted in any prior year for which all applicable vesting conditions were satisfied during the covered year	(6,962)
Subtract the fair value of any equity awards granted in a prior year that were forfeited in the covered year determined as of the end of the prior year	6,921
Compensation Actually Paid to Other NEOs	$630,754

3.The peer group comprises the component companies of the S&P 600 Specialty Retail Index. In the 2023 proxy statement, the peer group TSR calculation reflected the component companies of the compensation benchmarking peer group.

4. In accordance with SEC rules, the Company is required to include in the Pay versus Performance table the “most important” financial performance measure (as determined by the Company) used to link compensation actually paid to our executive officer to company performance for the most recently completed fiscal year. The Company determined Company stock price, which is a metric included in our incentive program, meets this requirement and therefore, we have included this performance measure in the Pay versus Performance table.
Description of the Relationship Between Compensation Actually Paid to our Named Executive Officers and Company Performance
The charts below describe the relationship between compensation actually paid to our chief executive officer and to our other Named Executive Officers (as calculated above) and our financial and stock performance for the indicated years. In addition, the first table below compares our cumulative TSR and peer group cumulative TSR for the indicated years.

Compensation Actually Paid ("CAP") vs. Net Income
$12,000
$8,000
$4,000
$0
-$4,000
-$8,000
-$12,000
$30
$20
$10
$0
-$10
-$20
-$30
Compensation Actually Paid in thousands)
Net Income (in millions)
2021
2022
2023
2024
2025
$2,429
$909
$24
$1,094
$10,031
$722
$19
-$7,454
$390
$5
-$70
$359
-$7
$224
$3,667
$631
-$6
PEO CAP (Akdag)
PEO CAP (Hulett)
PEO CAP (Campos)
Avg. Other NEO CAP
Net Income ($Mil.)

Compensation Actually Paid ("CAP") vs. Stock Price
Compensation Actually Paid in thousands
Stock Price
$12,000
$10,000
$8,000
$6,000
$4,000
$2,000
$0
-$2,000
-$4,000
-$6,000
-$8,000
-$10,000
$40.00
$35.00
$30.00
$25.00
$20.00
$15.00
$10.00
$5.00
$0.00
2021
2022
2023
2024
2025
$2,429
$909
$35.18
$1,094
$10,031
$722
$25.80
-$7,454
$390
$16.24
-$70
$359
$4.79
$224
$3,667
$631
$4.19
PEO CAP (Akdag)
PEO CAP (Hulett)
PEO CAP (Campos)
Avg. Other NEO CAP
Company Selected Measure

Company’s Most Important Financial Performance Measures
The following are the most important financial performance measures, as determined by the Company, that link compensation actually paid to our NEOs to the Company’s performance for the most recently completed fiscal year.
•Stock Price
•Adjusted EBITDA
•Revenue
Tax Deductibility
Section 162(m) of the Internal Revenue Code of 1986, as amended, limits the amount that we may deduct from our federal income taxes for compensation paid to certain executive officers, including our Named Executive Officers, to $1.0 million per executive officer per year.
While our Compensation and Human Capital Committee is mindful of the benefit to us of the full tax deductibility of compensation, our Compensation and Human Capital Committee believes that it should not be constrained by the requirements of Section 162(m) where those requirements would impair flexibility in compensating our Named Executive Officers in a manner that can best promote our corporate objectives. Therefore, our Compensation and Human Capital Committee may approve compensation that may not be fully deductible because of the limits of Section 162(m). Our Compensation and Human Capital Committee intends to continue to compensate our Named Executive Officers in a manner it believes is consistent with the best interests of our Company and our shareholders.

Stock-Based Incentives Throughout Our Workforce
We grant equity-based compensation in accordance with our 2024 Omnibus Incentive Plan and 2024 Inducement Incentive Plan, and previously under our 2015 Director Plan, 2016 Employee Plan, and 2022 Employee Plan, as part of our total rewards strategy to create an ownership culture and align the interests of our employees and directors with shareholders.

	Shares of Restricted Stock Outstanding as of March 31, 2025 (in thousands)	Common Stock Acquired on Vesting of Restricted Stock in FY 2025 (in thousands)	Restricted Stock Units Outstanding as of March 31, 2025 (in thousands)	Common Stock Acquired on Vesting of Restricted Stock Units in FY 2025 (in thousands)
Chief Executive Officer	1	1	782	3
Other Named Executive Officers	0	39	290	45
Non-Employee Directors	8	14	55	8
All Other Employees	9	70	222	13
Total	18	124	1,349	69

Fiscal Year 2025 Grants of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

During FY 2025, none of our Named Executive Officers were awarded options with an effective grant date during any period beginning four business days before the filing or furnishing of a Form 10-Q, Form 10-K, or Form 8-K that disclosed material nonpublic information, and ending one business day after the filing or furnishing of such reports.

Compensation and Human Capital Committee Interlocks and Insider Participation

During the fiscal year ended March 31, 2025, Leslie C.G. Campbell, Sandra Y. Campos (through April 29, 2024), Gian M. Fulgoni (through May_16, 2024), Diana Garvis Purcel, and Leah A. Solivan (appointed June 25, 2024), served on the Compensation and Human Capital Committee, and none of the Compensation and Human Capital Committee members serving at the time had ever been an officer or employee of the Company or of any of our subsidiaries, and none of our executive officers have served on the compensation committee or board of directors of any company of which any of our directors is an executive officer. Accordingly, insiders do not participate in compensation decisions.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth information regarding beneficial ownership of our common stock as of September 30, 2025, by (1) each person known by us to own beneficially or exercise voting or dispositive control over 5% or more of our outstanding common stock, (2) each of our directors, (3) each named executive officer listed in the table entitled Fiscal Year 2025 Summary Compensation Table, and (4) all of our current executive officers and directors as a group. In general, "beneficial ownership” includes those shares a person or entity has voting power and investment power with respect to the shares, and restricted stock units held that will vest within 60 days after September 30, 2025. Applicable percentage ownership is based on 21,015,559 shares of common stock outstanding at September 30, 2025. Except as otherwise indicated by the footnotes below, we believe that the beneficial owners of the common stock named in the following table, based on information furnished by these owners, have sole investment, dispositive, and voting power with respect to the shares indicated as beneficially owned, subject to community property laws where applicable. Unless otherwise indicated below, the address for each person is 420 South Congress Avenue, Delray Beach, FL 33445.

Name of Beneficial Owner Named Executive Officers and Directors	Aggregate Number of Shares Beneficially Owned		Percent of Shares Outstanding

Gian M. Fulgoni	122,010	(1)	*
Leslie C.G. Campbell	82,500	(2)	*
Justin Mennen	8,873		*
Leah A. Solivan	8,443		*
Peter Batushansky	—	(3)	*
Robyn D'Elia	81,735	(4)	*
Douglas Krulik	23,333	(5)	*
Sandra Y. Campos	259,565	(6)	1.2%
Christine Chambers	58,258	(7)	*
Mathew N. Hulett	90,000	(8)	*
All executive officers and directors as a group (six persons)	734,717	(9)	3.5%

Other 5% Shareholders
Nina Capital Holdings Inc.	2,575,000	(10)	12.3%
SilverCape Investments Ltd	2,579,696	(11)	12.3%
Renaissance Technologies LLC	1,344,284	(12)	6.4%

*Less than 1% of the issued and outstanding shares.

(1)Dr. Fulgoni’s holdings include 122,010 shares held of record by The Gian Fulgoni Living Trust dated March 14, 2013, Gian Fulgoni sole trustee. Mr. Fulgoni’s holdings do not include 2,500 restricted stock units under the 2015 Outside Director Equity Compensation Plan (“2015 Director Plan”), which are scheduled to vest on August 3, 2026, all restricted stock units subject to continued service as a director through the restricted period.

(2)Ms. Campbell’s holdings do not include 2,500 restricted stock units under the 2015 Director Plan, which are scheduled to vest on August 3, 2026, all restricted stock units subject to continued service as a director through the restricted period. Ms. Campbell's holding do not include 30,000 shares owned by the Leslie C.G. Campbell 2020 Irrevocable Trust.

(3)Mr. Batushansky’s holdings do not include 2,527 restricted stock units under the 2024 Omnibus Incentive Plan, which are scheduled to vest on April 9, 2026, subject to continued service as a director through the restricted period.

(4)As of August 11, 2025, her last day of employment with the Company.

(5)Mr. Krulik’s holdings (i) do not include 26,667 restricted stock units under the 2024 Inducement Incentive Plan, which are scheduled to vest in one-half increments on August 27, 2026 and 2027, all restricted stock units subject to continued employment through the restricted periods, and (ii) include 10,000 restricted shares under the 2024 Omnibus Incentive Plan, which are subject to forfeiture before March 9, 2026 in the event of termination of employment.

(6)As of August 11, 2025, her last day of employment with the Company.

(7)As of August 14, 2024, her last day of employment with the Company.

(8) As of May 10, 2024, his last day of employment with the Company.
(9) Incorporates footnotes (1) through (4).

(10) As of July 21, 2025, based on information provided in a Form 4 filed July 22, 2025. Nina Capital Holdings Inc. listed its address as 17301 Biscayne Blvd., Apt 2205, Aventura, Florida 33160.
(11) As of August 13, 2025, based on information provided in a Form 4 filed August 14, 2025, Silvercape Investments Ltd listed its address as c/o Trident Trust Company (Cayman) Limited, Fourth Floor, One Capital Place, George Town, E9, KY1-1103.
(12) As of August 23, 2023 (reported as Date of Event Which Requires Filing of this Statement), based on information provided in a Schedule 13G filed February 13, 2024. Renaissance Technologies LLC has sole voting power and sole dispositive power of the 1,344,284 reported shares. Renaissance Technologies LLC listed its address as 800 Third Avenue, New York, NY 10022.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Our Board’s policy requires that transactions with related parties must be entered into in good faith on fair and reasonable terms that are no less favorable to the Company than those that would be available in a comparable transaction in arm’s-length dealings with an unrelated third party. We have adopted written Related Party Transaction Policies and Procedures to comply with Item 404 of Regulation S-K, under which our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock, and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related-party transaction with us without the approval of our Board. The Audit Committee of our Board is responsible for the review and recommendation to the Board for approval of all related party transactions. In connection with its review of a related party transaction, the Audit Committee takes into account, among other factors it deems appropriate, whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances, and the extent of the related party’s interest in the related party transaction. A related party is not deemed to have a direct or indirect material interest in a transaction and such transaction is not a related party transaction under our policy if such related party’s interest in such transaction arises only from an ownership interest of less than one percent in, or as a director of, such entity that is a party to the transaction.
Our Board, by a vote of the disinterested directors, must approve all related party transactions that are recommended by the Audit Committee. Since the beginning of the Company’s last fiscal year, the Company has not had, or been a party to, nor is there currently proposed, a transaction with a related party.
We have entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements and our Bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Florida law.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
Our Board’s policy requires that transactions with related parties must be entered into in good faith on fair and reasonable terms that are no less favorable to the Company than those that would be available in a comparable transaction in arm’s-length dealings with an unrelated third party. We have adopted written Related Party Transaction Policies and Procedures to comply with Item 404 of Regulation S-K, under which our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock, and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related-party transaction with us without the approval of our Board. The Audit Committee of our Board is responsible for the review and recommendation to the Board for approval of all related party transactions. In connection with its review of a related party transaction, the Audit Committee takes into account, among other factors it deems appropriate, whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances, and the extent of the related party’s interest in the related party transaction. A related party is not deemed to have a direct or indirect material interest in a transaction and such transaction is not a related party transaction under our policy if such related party’s interest in such transaction arises only from an ownership interest of less than one percent in, or as a director of, such entity that is a party to the transaction.

Our Board, by a vote of the disinterested directors, must approve all related party transactions that are recommended by the Audit Committee. Since the beginning of the Company’s last fiscal year, the Company has not had, or been a party to, nor is there currently proposed, a transaction with a related party.
We have entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements and our Bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Florida law.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table sets forth the fees billed to us by RSM US LLP as of and for the fiscal years ended March 31, 2025 and March 31, 2024:

		For the Year Ended March 31,

		2025	2024
Audit fees	(1)	$1,621,723	$700,140
Audit-related fees	(2)	26,250	178,200
Tax fees	(3)	94,500	50,000
All other fees

Total fees		$1,742,473	$928,340
(1) Audit fees are related to the audit of our annual consolidated financial statements and of our assessment on internal control over financial reporting for the fiscal years ended March 31, 2025 and March 31, 2024. Audit fees also included the review of our Annual Report on Form 10-K for the years ended March 31, 2025 and March 31, 2024, the review of our interim consolidated financial statements included in our Quarterly Reports on Form 10-Q for the periods ended June 30, September 30, and December 31, 2024 and 2023, and the review of our Quarterly Report on Form 10-Q/A for the quarterly periods ended June 30 and September 30, 2023.
(2) Audit-related fees are related to registration statements on Form S-8 filed with the SEC, and for fiscal year 2024 audit-related fees billed by RSM US LLP are also related to the Form 10-K/A.
(3) Tax fees are related to fees associated with tax compliance and services relating to tax returns including review and filing.

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
3.3

Articles of Amendment to the Amended and Restated Articles of Incorporation, dated December 3, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2024).

3.4	Third Amended and Restated By-Laws of PetMed Express, Inc. (incorporated by reference to Exhibit 3.3 to our Form 10-Q for the quarter ended September 30, 2024, filed November 7, 2024).
(4)Instruments Defining the Rights of Security Holders

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 10-SB, File No. 000-28827, filed January 10, 2000).
4.2	Description of Securities.*
4.3

Rights Agreement, dated December 3, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent (which includes the Form of Right Certificate as Exhibit B thereto) (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-K, filed with the Securities and Exchange Commission on December 3).

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

10.9.3+	Transition and Separation Agreement, dated April 29, 2024, between the Company and Mathew Hulett (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on April 29, 2024).
10.9.4+	Executive Employment Agreement, dated April 29, 2024, between the Company and Sandra Campos (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on April 29,2024).
10.9.5+	Transition and Separation Agreement, dated May 31, 2024, between the Company and Christine Chambers.
10.9.6+	PetMed Express, Inc. 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 8, 2024).
10.9.7+	Form of Restricted Stock Unit Award under 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1.1 to our Form 8-K filed August 8, 2024).
10.9.8+	Form of Performance Stock Unit Award under 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1.2 to our Form 8-K filed August 8, 2024).
10.9.10+	Form of Restricted Stock Award under 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1.3 to our Form 8-K filed August 8, 2024).
10.9.11+	Form of Stock Option Award under the 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1.4 to our Form 8-K filed August 8, 2024).
10.9.12+	Non-Employee Director Compensation Program, revised as of August 8, 2024 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed August 8, 2024).
10.9.13+	PetMed Express, Inc. 2024 Inducement Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 27, 2024).
10.9.14+	Form of Restricted Stock Unit Award under 2024 Inducement Incentive Plan (incorporated by reference to Exhibit 10.1.1 to our Form 8-K filed September 27, 2024).
10.9.15+	Form of Performance Stock Unit Award under 2024 Inducement Incentive Plan (incorporated by reference to Exhibit 10.1.2 to our Form 8-K filed September 27, 2024).
10.9.16+	Form of Restricted Stock Award under 2024 Inducement Incentive Plan (incorporated by reference to Exhibit 10.1.3 to our Form 8-K filed September 27, 2024).
10.9.17+	Form of Stock Option Award under the 2024 Inducement Incentive Plan (incorporated by reference to Exhibit 10.1.4 to our Form 8-K filed September 27, 2024).
10.9.18+	Executive Employment Agreement, dated September 16, 2024, between the Company and Robyn D’Elia (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on September 12,2024).
(19)     Insider trading policies and procedures

19.1    Statement of Policy Regarding Insider Trading*
(21)Subsidiaries of Registrant

21.1	Subsidiaries of Registrant*

(23)Consents of Experts and Counsel

23.1	Consent of RSM US LLP*
(31)Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*
(32)Certifications

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350**
(97)    Policy Relating to Recovery of Erroneously Awarded Compensation

97.1    Executive Compensation Recovery Policy*

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition LInkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Dated: October 14, 2025

PETMED EXPRESS, INC.
(the “registrant”)

By:	/s/ Leslie Campbell
Leslie Campbell
Interim Chief Executive Officer and President
(principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 14, 2025.

SIGNATURE	TITLE

/s/ Leslie C.G. Campbell	Interim Chief Executive Officer and President (principal executive officer)
Leslie C.G. Campbell

/s/ Doug Krulik	Chief Accounting Officer and Interim Principal Financial Officer and Treasurer (principal financial and accounting officer)
Doug Krulik

/s/ Gian M. Fulgoni	Director
Gian M. Fulgoni

/s/ Justin Mennen	Director
Justin Mennen

/s/ Leah Solivan	Director
Leah Solivan

/s/ Peter Batushansky	Director
Peter Batushansky