Form 10-Q
period 2025-06-30
PETMED EXPRESS INC
filed 2025-12-19
CIK 1040130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,369,521 shares of Common Stock, $.001 par value per share, at December 5, 2025.

PART I - FINANCIAL INFORMATION
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, certain information in this Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, our results of operations, financial position and our business outlook, business trends and other information, may be forward-looking statements. You can identify these forward-looking statements by the words "believes," "intends," "expects," “might,” "may," "will," "should," "plans," "projects," "contemplates," "intends," "budgets," “potential,” "predicts," "estimates," "anticipates," “future,” “goal,” and variations of such words or similar expressions. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved, and actual future results may differ materially from what is expressed in or indicated by the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A, under the heading “Risk Factors,” in our Annual Report on Form 10-K for the year ended March 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on October 14, 2025, and under “Part II, Item 1A., Risk Factors” in this Quarterly Report on Form 10-Q, if and as such risk factors may be updated from time to time in our periodic filings with the SEC. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and a reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

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

ITEM 1. FINANCIAL STATEMENTS.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	June 30, 2025	March 31, 2025
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$41,127	$54,720
Accounts receivable, less allowance for credit losses of $223 and $91, respectively	1,605	2,317
Inventories, net	18,361	16,205
Prepaid expenses and other current assets	6,500	5,330
Prepaid income taxes	299	299
Total current assets	67,892	78,871

Noncurrent assets:
Property and equipment, net	28,836	28,859
Intangible and other assets, net	12,257	13,346
Goodwill	—	26,658
Operating lease right-of-use assets	854	966
Total noncurrent assets	41,947	69,829

Total assets	$109,839	$148,700

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$20,041	$23,564
Sales tax payable	24,994	24,867
Accrued expenses and other current liabilities	10,900	11,711
Current operating lease liabilities	469	461
Deferred revenue	1,108	2,085
Income taxes payable	104	80
Total current liabilities	57,616	62,768

Deferred tax liabilities, net	263	263
Operating lease liabilities, net of current lease liabilities	414	535

Total liabilities	58,293	63,566

Commitments and contingencies (Note 9)

Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
Convertible Preferred stock, $0.001par value, with a liquidation preference of $4 per share, 250,000 shares authorized ; 2,500 and 2,500 convertible shares issued and outstanding, respectively	9	9
Series A Junior Participating Preferred Stock, $0.001 par value, 100,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value, 40,000,000 shares authorized; 20,835,210 and 20,656,822 shares issued and outstanding, respectively	21	21
Additional paid-in capital	19,123	18,560
Retained earnings	32,393	66,544

Total shareholders' equity	51,546	85,134

Total liabilities and shareholders' equity	$109,839	$148,700
See accompanying notes to unaudited condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share amounts) (Unaudited)

	Three Months Ended June 30,
	2025	2024 As Restated

Net sales	$51,180	$66,207
Cost of sales	36,777	47,170

Gross profit	14,403	19,037

Operating expenses:
General and administrative	12,948	4,874
Advertising	6,046	8,056
Depreciation and amortization	2,283	1,721
Impairment of goodwill and intangible assets	27,258	—
Total operating expenses	48,535	14,651

(Loss) income from operations	(34,132)	4,386

Other income:
Interest (expense) income, net	(198)	95
Other, net	187	231
Total other (expense) income	(11)	326

(Loss) income before provision for income taxes	(34,143)	4,712

Provision for income taxes	9	958

Net (loss) income	$(34,152)	$3,754

Net (loss) income per common share:
Basic	$(1.65)	$0.18
Diluted	$(1.65)	$0.18

Weighted average number of common shares outstanding:
Basic	20,755,416	20,513,281
Diluted	20,755,416	20,941,505

See accompanying notes to unaudited condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(34,152)	$3,754
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,283	1,721
Impairment of goodwill and intangible assets	27,258	–
Share based compensation	591	(8,204)
Deferred income taxes	–	(26)
Bad debt expense	(6)	142
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	718	880
Inventories, net	(2,156)	3,036
Prepaid income taxes	–	188
Prepaid expenses and other current assets	(1,170)	2,474
Operating lease right-of-use assets, net	112	135
Accounts payable	(3,523)	(12,558)
Sales tax payable	127	319
Accrued expenses and other current liabilities	(1,287)	(505)
Lease liabilities	(113)	(133)
Deferred revenue	(977)	(457)
Income taxes payable	24	717
Net cash used in operating activities	(12,271)	(8,517)

Cash flows from investing activities:
Purchases of property and equipment	(1,292)	(683)
Net cash used in investing activities	(1,292)	(683)

Cash flows from financing activities:
Dividends paid	(1)	(104)
Cash paid for tax withholding on net settlement of restricted stock	(29)	–
Net cash used in financing activities	(30)	(104)

Net decrease in cash and cash equivalents	(13,593)	(9,304)
Cash and cash equivalents, at beginning of period	54,720	55,296

Cash and cash equivalents, at end of period	$41,127	$45,992

Supplemental disclosure of cash flow information:

Cash (received) paid for income taxes	$(4)	$81

Dividends payable in accrued expenses and other current liabilities	$23	$112

Non-cash investing activity for property and equipment additions	$478	$–
See accompanying notes to unaudited condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1:    Restatement of Previously Issued Consolidated Financial Statements
As further described below, our unaudited consolidated financial statements for the quarter ended June 30, 2024, have been restated to reflect the correction of material errors.
Restatement Background

The need for restatement was identified: (1) in part by the Audit Committee Investigation (the “Investigation”) as disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, as filed with the SEC on October 14, 2025 (the “2025 Form 10-K”); and (2) during financial analyses conducted in connection with the preparation of the Company’s consolidated financial statements for the fiscal year ended March 31, 2025. The Company participates in a range of vendor-funded programs through which it receives reimbursements for certain activities, including advertising, sales incentives, and other promotional efforts, typically linked to purchase or sales volume thresholds. These programs are designed to offset costs incurred in connection with stocking, promoting, and selling vendor products.

The Company identified certain errors in its accounting for payments, rebates and discounts from suppliers arising from a misapplication of US GAAP. Historically, the Company accounted for (1) certain promotional sales reimbursements as a component of its revenues and (2) certain co-operative advertising expenses as a component of advertising costs that were not specific, incremental or identifiable. The Company notes that these payments, rebates, and discounts should be accounted for as a component of (reduction to) cost of sales. Furthermore, after a thorough review of the Company's vendor agreements, the Company also identified the following additional errors within our accounting for vendor consideration which was also included in the Restatement:

1)A specific vendor whose marketing and advertising arrangements, previously categorized as cost of sales, needed to be reclassified to offset advertising expenses.
2)A specific vendor whose promotional sales reimbursements, previously categorized as advertising expenses, needed to be reclassified to cost of sales.

Restatement Adjustments

The following table summarizes the effect of the errors on the Company’s consolidated statements of operations for the quarter ended June 30, 2024:

	Three Months Ended June 30, 2024
	As Reported	Adjustment	As Restated
Net sales	$67,952	$(1,745)	$66,207
Cost of sales	$49,981	$(2,811)	$47,170
Gross profit	$17,971	$1,066	$19,037

Advertising	$6,990	$1,066	$8,056
Total operating expenses	$13,585	$1,066	$14,651

Advertising Costs of Acquiring a New Customer	$58		$67
Advertising Costs as a Percentage of Sales	10.3%		12.2%

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
Founded in 1996, the Company’s executive headquarters offices are currently located in Delray Beach, Florida. The Company’s fiscal year end is March 31, and references herein to fiscal 2026 or fiscal 2025 refer to the Company's fiscal years ending March 31, 2026 and 2025, respectively.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at June 30, 2025, the Statements of Operations for the three months ended June 30, 2025 and 2024, and Cash Flows for the three months ended June 30, 2025 and 2024. The results of operations for the three months ended June 30, 2025 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2026. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our 2025 Form 10-K. The unaudited condensed consolidated financial statements include the accounts of PetMed Express, Inc. and its direct and indirect wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
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
Deferred Revenue
Deferred revenue is recorded when payments are received or due in advance of performing our service obligations and revenue is recognized over the service period. Deferred revenue includes prepayments of PetPlus memberships with PetCareRx, Inc. (“PetCareRx”). The total deferred revenue as of June 30, 2025 and March 31, 2025 for these memberships was $1.0 million and $1.0 million, respectively. Memberships provide discounted pricing, free standard shipping, veterinary telehealth services and local Caremark Pharmacy prescription pickup. The membership fee is an annual charge and automatically renews one year from the initial enrollment date. The Company generally recognizes the revenue ratably over the term of the membership. Deferred revenue at March 31, 2025 also includes $1.1 million collected from our customers prior to delivery of AutoShip products, which is recorded as deferred revenue on the condensed consolidated balance sheets.
Long-lived Assets
Long-lived assets, which primarily includes fixed assets, definite lived intangibles, right-of-use assets, and other assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to the undiscounted cash flows expected to be generated by the asset group from its use and eventual disposition of that asset group. Assets are considered to be impaired if the carrying amount of an asset group exceeds the future undiscounted cash flows. If impairment is determined to exist, any related impairment loss is calculated based on estimated fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less cost of disposal. The Company determined that all of its long-lived assets are part of a single entity-wide asset group for the purpose of long-lived asset impairment assessment.

During the three months ended June 30, 2025, the Company identified triggering events for the Company’s long-lived asset group. These triggering events included a downward revision to the Company’s forecast and a decrease in the Company’s market capitalization which fell below the Company’s carrying value for a sustained period beginning in the fourth quarter of fiscal 2025. As a result of the identified triggering events, the Company performed a recoverability test for the identified long-lived asset group. The undiscounted cash flow projections were based on estimates made by management of current and future strategic and operational plans and future financial performance projected, using various assumptions including, but not limited to: revenues, gross profits, operating expenses, and working capital through the remaining useful life of the primary asset in the asset group. The results of the test indicated that the carrying amounts for the long-lived asset group were expected to be recoverable.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. The Company is required to assess goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs its annual impairment assessment in the fourth fiscal quarter of each year. An impairment test of goodwill consists of comparing the carrying amount of the single reporting unit to the fair value of the unit. An impairment loss is recognized by the amount that the carrying amount exceeds the fair value, limited to the amount of goodwill. The Company performs its annual impairment assessment in the fourth fiscal quarter of each year. The Company has concluded that it has one reporting unit and has assigned the entire balance of goodwill to this reporting unit.

For the three months ended June 30, 2025, the Company identified potential impairment triggering events indicating that the fair value of its reporting unit was more likely than not less than its carrying value as of June 30, 2025. These triggering events included a downward revision to the Company’s forecast due to continued revenue declines and a decrease in the Company’s stock price and market capitalization that was sustained in the first quarter of fiscal 2026. In accordance with Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other, the Company performed a quantitative goodwill impairment test as of June 30, 2025.

The fair value of the single reporting unit was estimated using an income approach, employing a discounted cash flow model. As part of the discounted cash flow model, the Company developed estimates, assumptions and judgments about future results. The discounted cash flow projections were based on estimates made by management of current and future strategic and operational plans and future financial performance. Valuation assumptions used in the Company's discounted cash flow valuation also include projected capital expenditures, earnings before interest expense, income taxes, depreciation and amortization expense (EBITDA), depreciation expense, working capital, discount rates, tax rates and terminal growth rates. The Company applied a terminal growth rate of 3%, income tax rate of 25.3% and discount rate of 14.0% based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the single reporting unit. As a result of this impairment test, the Company determined the carrying value of the reporting unit exceeded its fair value, resulting in a goodwill impairment charge of $26.7 million during the three months ended June 30, 2025, which represented the entirety of the goodwill balance previously recorded. There was no tax impact to the impairment as goodwill is not tax deductible.

In accordance with ASC 820, Fair Value Measurement, the fair value measurement for the goodwill impairment is categorized as a Level 3 fair value measurement. This is due to the significant unobservable inputs used in the valuation, including the forecasted revenues, discount rate, and terminal growth rate, which require significant management judgment and estimation.
Intangible Assets

The Company acquired definite-lived intangible assets in the acquisition that are being amortized based on their estimated useful lives in accordance with ASC Topic 350, Intangibles - Goodwill and Other. These definite-lived intangible assets are being amortized over periods ranging from three to seven years. Acquired trade name is not being amortized and is subject to a review for impairment on an annual basis, or more frequently if circumstances indicate an impairment may have occurred. If the carrying amount of an indefinite lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

During the first quarter of our fiscal year ending 2026, because of the triggering events the Company performed the quantitative test which resulted in additional impairment related to the PCRX trade name of $0.6 million, due to a reduction in actual and forecasted revenues.
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
•Discount Rate: A discount rate of 14.0% was utilized, representing the Company's weighted average cost of capital (WACC) adjusted for the specific risks associated with the trade name and the relevant industry.
•Capitalization Rate: A capitalization growth rate of 11.0% was applied to project cash flows beyond the discrete forecast period, reflecting long-term sustainable growth expectations.
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
Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The FASB issued this ASU to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update became effective with the Company’s Fiscal Year 2025 annual reporting period and with the Company’s Fiscal Year 2026 interim reporting periods. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements and resulted in additional segment disclosures within Footnote 4, “Segment Reporting”.

Recently Issued Accounting Pronouncements
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

In November 2024, the FASB issued ASU No.2024-03, Income Statement – Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) to require public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, and may be applied on a retrospective or prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of adopting this Update.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”) to simplify the estimation of credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The amendments allow all entities to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those fiscal years. Early adoption is permitted. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The Company is currently evaluating the impact of adopting this Update.

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”) to modernize the accounting for internal-use software costs, primarily by simplifying the requirements to capitalize software development costs. This ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years and may be applied using a prospective, retrospective or modified transition approach. Early adoption is permitted. The Company is currently evaluating the impact of adopting this Update.
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
Membership fees represent the amounts recognized from two membership models. The first is the PetPlus membership for PetCareRx customers, and the second is a partner membership, which allows employees in-network to join the PetPlus membership program through their employers. These memberships provide discounted pricing, free standard shipping, veterinary telehealth services and local Caremark Pharmacy prescription pickup which represent a single stand-ready performance obligation to provide these benefits. The PetPlus membership fee is an upfront annual charge and automatically renews one year from the initial enrollment date. The Company recognizes the revenue ratably over the term of the PetPlus membership which is generally one year. On March 31, 2025, the Company also had deferred $1.1 million of AutoShip revenue. As shown in the following table, the Company recognized $1.8 million of previously deferred annual membership fees and AutoShip revenue in the three months ended June 30, 2025, and had $1.1 million of deferred revenue as of June 30, 2025.

(amounts in millions)	2025	2024
Deferred revenue, March 31	2.1	$2.6
Deferred memberships fees and others received	0.8	1.1
Deferred membership fee revenue and others recognized	(1.8)	(1.5)
Deferred revenue, June 30	$1.1	$2.1
In addition to annual membership fees earned under the PetPlus program, the Company also earns membership fees on a month-to-month basis under its PetCareRx partner membership program. For the three months ended June 30, 2025, membership fees earned under the partner program were $1.0 million. For the three months ended June 30, 2024, membership fees earned under the partner program were $0.9 million.
The Company has no material contract asset or liability balances at June 30, 2025 or March 31, 2025, respectively.
The Company disaggregates sales in the following categories: reorder sales vs new order sales vs membership fees. The following table illustrates sales in those categories:

	Three Months Ended June 30,				Increase (Decrease)
Net Sales (in thousands)	2025	%	2024 As Restated	%	$	%

Reorder sales	$41,305	80.7%	$52,796	79.8%	$(11,491)	(21.8)%
New order sales	8,245	16.1%	11,087	16.7%	(2,842)	(25.6)%
Membership fees	1,630	3.2%	2,324	3.5%	(694)	(29.9)%

Total net sales	$51,180	100.0%	$66,207	100.0%	$(15,027)	(22.7)%

Note 4:    Segment Reporting
The Company has a single segment that derives sales from customers through the sale of products which are shipped directly to customers. The accounting policies of the Company's single segment are the same as those described in the Company's Significant Accounting Policies.
The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM assesses performance for the segment and decides how to allocate resources based on consolidated net income and Adjusted EBITDA that is reconciled to GAAP net loss reported on the accompanying Consolidated Statements of Operations below. The CODM uses consolidated net income and Adjusted EBITDA to evaluate income generated from segment assets in deciding whether to reinvest profits into the segment or into other parts of the entity. Adjusted EBITDA is used to monitor budget versus actual results and forecast versus actual results and is utilized when establishing management’s compensation in collaboration with the Board of Directors. Consolidated net income and Adjusted EBITDA should only be considered as supplemental to, and alongside with, other GAAP based financial performance measures, including various cash flow metrics, net income, net margin, and our other GAAP results.
The table below provides a summary of significant expense categories regularly provided to the CODM reconciled to Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net (loss) income, for the three months ended June 30, 2025 and 2024. The CODM does not review segment assets at a different asset level or category than those disclosed within the consolidated balance sheets.

	Three Months Ended
($ in thousands)	June 30, 2025	June 30, 2024 (As Restated)
Net Sales	51,180	66,207
Significant expense categories:
Cost of sales	36,777	47,170
Advertising	6,046	8,056
Other segment expenses (1)	11,054	12,519
Adjusted EBITDA	$(2,697)	$(1,538)

(Add) subtract:
Share-based compensation expense (reversal)	591	(8,205)
Income taxes	9	958
Depreciation and amortization	2,283	1,721
Interest expense (income), net	198	(95)
Acquisition/Partnership transactions and other items	—	180
Employee severance	95	149
Professional fees (2)	1,021	—
Impairment of goodwill and intangible assets	27,258	—
Net (loss) income	$(34,152)	$3,754

(1) Consists of all other expenses on an Adjusted EBITDA basis, including salaries and wages, operating expenses such as utilities, insurance, professional fees, etc.
(2) Consists of professional fees related to the investigation.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net (loss) income per share computations for the periods presented (in thousands, except for share and per share amounts):

	Three Months Ended June 30,
	2025	2024
Net (loss) income (numerator):
Net (loss) income	$(34,152)	$3,754

Shares (denominator):
Weighted average number of common shares outstanding used in basic computation	20,755,416	20,513,281
Common shares issuable upon vesting of restricted stock	—	418,099
Common shares issuable upon conversion of preferred shares	—	10,125
Weighted average number of common shares outstanding used in diluted computation	20,755,416	20,941,505

Net (loss) income per common share:

Basic	$(1.65)	$0.18
Diluted	$(1.65)	$0.18

For the three months ended June 30, 2025 and 2024, 1,174,595 and zero shares issuable upon vesting of restricted stock and 10,125 and zero shares issuable upon conversion of preferred shares, respectively, were excluded from the computation of diluted net (loss) income per common share, as their inclusion would have had an anti-dilutive effect on diluted net (loss) income per common share.

Note 6:    Share-Based Compensation
The Company's incentive equity grants have been made under the following plans:
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
•On August 8, 2024, the Company adopted the PetMed Express, Inc. 2024 Omnibus Incentive Plan (the “2024 Omnibus Plan”) pursuant to which the Company reserved 850,000 shares of common stock, par value $.001 per share, for the issuance of equity awards granted under such plan.
•On September 27, 2024, the Company adopted the PetMed Express, Inc. 2024 Inducement Incentive Plan (the “2024 Inducement Plan”) pursuant to which the Company reserved 350,000 shares of common stock, par value $.001 per share, of the Company’s common stock (subject to the adjustment provisions of the Inducement Plan) for the issuance of equity awards granted under the Inducement Plan.
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

Plan Name	Common Shares Issued
2016 Employee Plan	422,438
2015 Director Plan	257,567
2022 Employee Plan	679,773
2024 Omnibus Plan	467,321
2024 Inducement Plan	290,000
As of June 30, 2025, all shares in the 2022 Employee Plan, 2016 Employee Plan and 2015 Director Plan were issued subject to a restriction or forfeiture or vesting period that lapses ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over a one to three-year restriction period, with the exception of performance restricted shares which were issued to the Company's former Chief Executive Officer and the former Company's Chief Financial Officer and Company's current Chief Executive Officer.
For the three months ended June 30, 2025 and June 30, 2024, the Company recognized compensation expense (reversal) related to the 2016 and 2022 Employee Plan, the 2015 Director Plan, 2024 Omnibus Plan and 2024 Inducement Plan of $0.6 million and $(8.2) million, respectively. All stock-based compensation expense is recognized as a payroll-related expense and it is included within the general and administrative expenses line item within the Company’s Consolidated Statements of Operations, and the offset is included in the additional paid-in capital line item of the Company’s Consolidated Balance Sheets. See Footnote 11, "Income Taxes" for tax impact of the Company's stock compensation expense.
Restricted Stock Awards
The fair value assigned to restricted stock awards (“RSAs”) is the market price of the Company’s stock at the grant date. The vesting period ranges from one to three years. Restricted stock award activity in the three months ended June 30, 2025 was as follows:

	2015 Director Plan Number of Shares	2016 Employee Plan Number of Shares	2022 Employee Plan Number of Shares	All Plans Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested restricted stock outstanding at March 31, 2025	9,207	8,686	—	17,893	$21.39
Granted and issued	—	—	—	—	$—
Vested	(1,166)	—	—	(1,166)	$20.87
Forfeited	—	(947)	—	(947)	$21.49
Non-vested restricted stock outstanding at June 30, 2025	8,041	7,739	—	15,780	$21.43
At June 30, 2025 and 2024, there were 15,780 and 68,261 RSAs subject to restriction and forfeiture outstanding, respectively. For the three months ended June 30, 2025 and 2024, the Company recorded stock-based compensation expense (reversal) related to RSAs of $0.1 million and $(8.5) million, respectively.
Restricted Stock Units

The Company first granted restricted stock units (“RSUs”) in the year ended March 31, 2024. The fair value assigned to RSUs is the market price of the Company’s stock on the grant date. The vesting period for employees and members of the Board of Directors generally ranges from one to three years. For the three months ended June 30, 2025, RSU activity under the 2022 Employee Plan, 2015 Director Plan, 2024 Omnibus Plan and 2024 Inducement Plan was as follows:

	2015 Director Plan Number of Shares	2022 Employee Plan Number of Shares	2024 Omnibus Plan Number of Shares	2024 Inducement Plan Number of Shares	All Plans Number of Shares	Weighted-Average Grant Date Fair Value Per RSU
Balance at March 31, 2025	22,316	568,416	321,022	290,000	1,201,754	$4.49
Granted	—	—	3,527	—	3,527	$3.29
Vested and issued	(2,316)	(183,862)	—	—	(186,178)	$4.17
Forfeited	—	(3,055)	(4,000)	—	(7,055)	$7.43
Balance at June 30, 2025	20,000	381,499	320,549	290,000	1,012,048	$4.52

The total grant-date fair value of RSUs granted during the three months ended June 30, 2025 and 2024 was $12  thousand and $2.8 million, respectively. For the three months ended June 30, 2025 and 2024, the Company recorded stock-based compensation expense related to RSUs of $0.5 million and $0.4 million, respectively.
Performance Stock Units

The fair value assigned to performance stock units (“PSUs”) is determined using the market price of the Company’s stock on the grant date for awards with a performance condition, and by using a Monte Carlo simulation for awards with a market condition. PSUs with a performance condition generally vest over one year. PSUs with a market condition generally vest over three years. Stock-based compensation expense associated with PSUs with a performance condition are re-assessed each reporting period based upon the estimated performance attainment on the reporting date until the performance conditions are met. The ultimate number of shares of common stock that are issued to an employee is the result of the actual performance of the Company or individual at the end of the performance period compared to the performance targets.

For the three months ended June 30, 2025, there was no PSU activity under the 2022 Employee Plan, 2015 Director Plan, and the 2024 Inducement plans. The activity under the 2024 Omnibus Plan was as follows:

	2024 Omnibus Plan Number of Shares	Weighted-Average Grant Date Fair Value Per PSU
Balance at March 31, 2025	146,772	$3.47
Granted	–	$–
Vested and issued	–	$–
Forfeited	–	$–
Balance at June 30, 2025	146,772	$3.47

There were no PSU’s granted in the three months ended June 30, 2025 and 2024. For the three months ended June 30, 2025 and 2024, the Company recorded stock-based compensation expense, net of forfeitures, related to PSUs of $43 thousand and $(36) thousand, respectively.

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
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. At June 30, 2025 and March 31, 2025, the Company had invested the majority of its $41.1 million and $54.7 million cash and cash equivalents balance in money market funds which are classified within Level 1.

Note 8: Intangible and Other Assets, Net

Intangible assets and other assets, net consisted of the following (in thousands):

	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
June 30, 2025
Intangible Assets
Toll-free telephone number	Indefinite	$375	$–	$375	Indefinite
Internet domain names	Indefinite	485	–	485	Indefinite
Trade Names - PetCareRx	Indefinite	800	–	800	Indefinite
Customer Relationships -PetCareRx	7 years	6,700	(2,154)	4,546	4.75 years
Developed Technology - PetCareRx	3 years	3,000	(2,250)	750	0.75 years
		$11,360	$(4,404)	$6,956
Other Assets
Minority interest investment in Vetster	N/A	5,300	–	5,300	N/A

Balance June 30, 2025		$16,660	$(4,404)	$12,256

March 31, 2025
Intangible Assets
Toll-free telephone number	Indefinite	$375	$–	$375	Indefinite
Internet domain names	Indefinite	485	–	485	Indefinite
Trade Names - PetCareRx	Indefinite	1,400		1,400	Indefinite
Customer Relationships -PetCareRx	7 years	6,700	(1,914)	$4,786	5 years
Developed Technology - PetCareRx	3 years	3,000	(2,000)	$1,000	1 year
		$11,960	$(3,914)	$8,046
Other Assets
Minority interest investment in Vetster	N/A	5,300	–	5,300	N/A

Balance March 31, 2025		$17,260	$(3,914)	$13,346

Amortization expense for intangible assets was $0.5 million for the three months ended June 30, 2025 and 2024. The indefinite life intangibles are not being amortized and are subject to an annual review for impairment in accordance with the ASC Topic 350 (“Goodwill and Other Intangible Assets”). The Company recorded a $0.6 million trade name impairment for the three months ended June 30, 2025.
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

Note 10:     Changes in Shareholders’ Equity:
Changes in Shareholders’ Equity for the three months ended June 30, 2025 is summarized below (in thousands):

	Common Stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amounts

Beginning balance at March 31, 2025:	20,657	$21	$18,560	$66,544
Net share settlement of restricted stock units	178	—	(28)	—
Stock based compensation	—	—	591	—
Dividends forfeited	—	—	—	1
Net loss	—	—	—	(34,152)
Ending balance at June 30, 2025:	20,835	$21	$19,123	$32,393

Changes in Shareholders’ Equity for the three months ended June 30, 2024 is summarized below (in thousands):

	Common Stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amounts

Beginning balance at March 31, 2024:	21,149	$21	$25,146	$71,555
Cancellation of restricted stock, net	(548)	—	—	—
Stock based compensation (reversal)	—	—	(8,204)	—
Dividends forfeited	—	—	—	1,250
Net loss	—	—	—	3,754
Ending balance at June 30, 2024:	20,601	$21	$16,942	$76,559
There were 6,843 and zero shares of common stock that were purchased for net settlement in the three months ended June 30, 2025 or 2024, respectively.
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
On November 26, 2025, the Board unanimously approved an amendment to the Rights Agreement, pursuant to which the expiration date of the Rights Agreement was extended for one year from the close of business on December 2, 2025 until the close of business on December 2, 2026. All other terms and conditions of the Rights Agreement remain unchanged.

After giving effect to such amendment, the Rights will expire on the earliest to occur of (a) the close of business on December 2, 2026, (b) the time at which the Rights are redeemed by the Company (as provided in the Rights Agreement), or (c) the time at which the Rights are exchanged by the Company (as provided in the Rights Agreement). There was no impact to the Company’s current period financial statements from adopting this Rights Agreement.
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

Note 11: Income Taxes

For the three months ended June 30, 2025 and 2024, the Company recorded an income tax provision of $9 thousand and an income tax provision of $1.0 million, respectively. The effective tax rate for the three months ended June 30, 2025 was approximately 0.0%, compared to approximately 20.3% for the three months ended June 30, 2024, and the effective tax rate for the three months ended June 30, 2025 was approximately 0.0%, compared to approximately 20.3% for the three months ended June 30, 2024. The effective tax rate for the three months ended June 30, 2025 differs from the statutory rate primarily as a result of the goodwill impairment and the Company maintaining a valuation allowance against the majority of our deferred tax assets.

As of June 30, 2025, the Company maintained a valuation allowance against the majority of our deferred tax assets for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and past financial performance.

Note 12: Subsequent Events
Resignation of Sandra Campos
On August 11, 2025, the Company and Sandra Campos entered into a separation agreement pursuant to which Ms. Campos resigned as the Chief Executive Officer (Principal Executive Officer) and President of the Company.
Under the terms of Ms. Campos’ separation agreement, in exchange for the execution by Ms. Campos of a general release and waiver of claims against the Company and an agreement to provide the Company with consulting services for a period of three months on an as-needed basis, the Company agreed to pay Ms. Campos severance compensation in the form of the continuation of her annual base salary of $550,000 for a period of 13 months and reimbursement of COBRA premiums for 18 months. The separation agreement also provided that the Company would, to the extent not already vested, accelerate the vesting of a pro-rata portion of the restricted stock units previously awarded to her (calculated based on the number of days during the full vesting period of each such award during which Ms. Campos was employed by the Company). All other unvested restricted stock units and unvested performance stock units were forfeited.
Resignation of Robyn D’Elia
On August 11, 2025, the Company and Robyn D’Elia entered into a separation agreement pursuant to which Ms. D’Elia resigned as the Chief Financial Officer and Treasurer (Principal Financial Officer) of the Company.
Under the terms of Ms. D’Elia’s separation agreement, in exchange for the execution by Ms. D’Elia of a general release and waiver of claims against the Company and an agreement to provide the Company with consulting services for a period of three months on an as-needed basis, the Company agreed to pay Ms. D’Elia severance compensation in the form of the continuation of her annual base salary of $425,000 for a period of 13 months and reimbursement of COBRA premiums for 18 months. The separation agreement also provided that the Company would, to the extent not already vested, accelerate the vesting of a pro-rata portion of the restricted stock units previously awarded to her (calculated based on the number of days during the full vesting period of the restricted stock unit award during which Ms. D’Elia was employed by the Company). All other unvested restricted stock units were forfeited.
Appointment of Interim Chief Executive Officer and President

On and effective as of August 11, 2025, the Company’s Board of Directors appointed Leslie C.G. Campbell, the Chair of the Board, Chair of the Audit Committee, and a member of the Compensation and Human Capital Committee, as the Interim Chief Executive Officer and President of the Company. In her capacity as Interim Chief Executive Officer and President, Ms. Campbell serves as, and performs the functions of, the principal executive officer of the Company on an interim basis. Ms. Campbell received an initial annual base salary of $550,000 for her service as Interim Chief Executive Officer and President. On October 20, 2025, the Company and Ms. Campbell entered into an Interim Executive Employment Agreement pursuant to which Ms. Campbell’s base salary was increased to $1.3 million per year and which otherwise provided that her employment as Interim Chief Executive Officer would continue on an at-will basis and may be terminated by either the Company or Ms. Campbell at any time and for any reason and without any severance compensation.
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
Unsolicited and Non-Binding Acquisition Proposals Received

In December, 2025, the Company received public unsolicited and non-binding acquisition proposals to acquire all of the outstanding shares of the Company at prices ranging from $4 to $4.25 per share in cash, subject to various conditions such as due diligence and the execution of a mutually acceptable definitive agreement, but not subject to any financing contingency. The Company’s Board, consistent with its fiduciary duties and in consultation with its financial and legal advisors, will carefully review and consider the acquisition proposals to determine the course of action that it believes is in the best interests of the Company and its stockholders.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, and our 2025 Form 10-K.

Certain information in this Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You can identify these forward-looking statements by the words "believes," "intends," "expects," "may," "will," "should," "plans," "projects," "contemplates," "intends," "budgets," "predicts," "estimates," "anticipates," or similar expressions. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our 2025 Form 10-K under the heading “Risk Factors.” A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

When used in this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise indicates, "PetMed Express," "PetMeds," "PetMed," "the Company," "we," "our," and "us" refers to PetMed Express, Inc. and its direct and indirect wholly owned subsidiaries, taken as a whole.
Restatement
As described in the explanatory note in Note 1 to unaudited condensed consolidated financial statements, we have restated our consolidated financial statements and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Affected Periods.
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
Presently, our product line includes approximately 6,000 of the most popular pet medications, health products, food and supplies for dogs, cats, and horses.
We market our products through national advertising campaigns which aim to increase the recognition of the “PetMeds®” brand name, and "PetCareRx" brand name, increase traffic to our websites at www.petmeds.com and www.petcarerx.com, acquire new customers, and maximize repeat purchases. Our sales consist of products sold mainly to retail consumers. The average purchase was approximately $99 and $96 for the quarters ended June 30, 2025, and June 30, 2024, respectively.
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

There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K, filed on October 14, 2025, except as noted below:
Long-lived Assets
Long-lived assets, which primarily includes fixed assets, definite lived intangibles, right-of-use assets, and other assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to the undiscounted cash flows expected to be generated by the asset group from its use and eventual disposition of that asset group. Assets are considered to be impaired if the carrying amount of an asset group exceeds the future undiscounted cash flows. If impairment is determined to exist, any related impairment loss is calculated based on estimated fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less cost of disposal. The Company determined that all of its long-lived assets are part of a single entity-wide asset group for the purpose of long-lived asset impairment assessment.
During the three months ended June 30, 2025, the Company identified triggering events for the Company’s long-lived asset group. These triggering events included a downward revision to the Company’s forecast and a decrease in the Company’s market capitalization which fell below the Company’s carrying value for a sustained period beginning in the fourth quarter of fiscal 2025. As a result of the identified triggering events, the Company performed a recoverability test for the identified long-lived asset group. The undiscounted cash flow projections were based on estimates made by management of current and future strategic and operational plans and future financial performance projected using various assumptions regarding revenues, gross profits, operating expenses, and working capital through the remaining useful life of the primary asset in the asset group. The results of the test indicated that the carrying amounts for the long-lived asset group were expected to be recoverable.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. The Company is required to assess goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs its annual impairment assessment in the fourth fiscal quarter of each year. An impairment test of goodwill consists of comparing the carrying amount of the single reporting unit to the fair value of the unit. An impairment loss is recognized by the amount that the carrying amount exceeds the fair value, limited to the amount of goodwill. The Company has concluded that it has one reporting unit and has assigned the entire balance of goodwill to this reporting unit.

For the three months ended June 30, 2025, the Company identified potential impairment triggering events indicating that the fair value of its reporting unit was more likely than not less than its carrying value. These triggering events included a downward revision to the Company’s forecast due to continued revenue declines and a decrease in the Company’s stock price and market capitalization that was sustained in the first quarter of fiscal 2026. In accordance with Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other, the Company performed a quantitative goodwill impairment test as of June 30, 2025.

The fair value of the single reporting unit was estimated using an income approach, employing a discounted cash flow model. As part of the discounted cash flow model, the Company developed estimates, assumptions and judgments about future results. The discounted cash flow projections were based on estimates made by management of current and future strategic and operational plans and future financial performance. Valuation assumptions used in the Company's discounted cash flow valuation also include projected capital expenditures, earnings before interest expense, income taxes, depreciation and amortization expense (EBITDA), working capital, discount rates, tax rates and terminal growth rates. The Company applied a terminal growth rate of 3%, income tax rate of 25.3% and discount rate of 14.0% based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the single reporting unit. As a result of this impairment test, the Company determined the carrying value of the reporting unit exceeded its fair value, resulting in a goodwill impairment charge of $26.7 million during the three months ended June 30, 2025, which represented the entirety of the goodwill balance previously recorded. There was no tax impact to the impairment as goodwill is not tax deductible.

In accordance with ASC 820, Fair Value Measurement, the fair value measurement for the goodwill impairment is categorized as a Level 3 fair value measurement. This is due to the significant unobservable inputs used in the valuation, including the forecasted revenues, discount rate, and terminal growth rate, which require significant management judgment and estimation.

Economic Conditions, Challenges, and Risk

Macroeconomic factors, including inflation, increased interest rates, significant capital market and supply chain volatility, and political, global economic and geopolitical developments, have direct and indirect impacts on our results of operations that are difficult to isolate and quantify. In addition, rising fuel, utility, and food costs, rising interest rates, and recessionary fears may impact customer demand and our ability to forecast consumer spending patterns. We also expect the current macroeconomic environment and enterprise customer cost optimization efforts to impact our revenue growth rates. We expect some or all of these factors to continue to impact our operations for the remainder of fiscal 2026.
Results of Operations
The following should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in our unaudited Condensed Consolidated Statements of (Loss) Income:

	Three Months Ended June 30,
	2025	2024 As Restated

Sales	100.0%	100.0%
Cost of sales	71.9	71.2

Gross profit	28.1	28.8

Operating expenses:
General and administrative	25.3	7.4
Advertising	11.8	12.2
Depreciation and amortization	4.5	2.6
Impairment of goodwill and intangible assets	53.3	—
Total operating expenses	94.9	22.1

(Loss) income from operations	(66.8)	6.6

Total other income	—	0.5

(Loss) income before provision (benefit) for income taxes	(66.8)	7.1

Provision (benefit) for income taxes	—	1.4

Net (loss) income	(66.8)%	5.7%
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

The following tables present a reconciliation of net (loss) income , the most directly comparable GAAP measure, to adjusted EBITDA for each of the periods indicated:

	Three Months Ended		Increase (Decrease)
($ in thousands, except percentages)	June 30, 2025	June 30, 2024	$	%

Consolidated Reconciliation of GAAP Net Income to Adjusted EBITDA:

Net loss	$(34,152)	$3,754	$(37,906)	(1010)%

Add (subtract):
Stock-based Compensation	591	(8,205)	8,797	(107)%
Income Taxes	9	958	(949)	(99)%
Depreciation and Amortization	2,283	1,721	562	33%
Interest Income, Net	198	(95)	293	(308)%
Acquisition/Partnership Transactions and Other Items	–	180	(180)	(100)%
Employee Severance	95	149	(54)	(36)%
Professional Fees (1)	1,021	—	1,021	n/m
Impairment of goodwill and intangible assets	27,258	—	27,258	n/m

Adjusted EBITDA	$(2,697)	$(1,538)	$(1,159)	75%
(1) Related to the whistleblower investigation disclosed in our 2025 Form 10-K.
Three Months Ended June 30, 2025 Compared With Three Months Ended June 30, 2024
Net Sales
Sales decreased by approximately $15.0 million, or 22.7%, to approximately $51.2 million for the quarter ended June 30, 2025, compared to approximately $66.2 million for the quarter ended June 30, 2024. The decrease in sales for the quarter ended June 30, 2025 was primarily driven by a reduction in gross advertising, higher consumer promotional usage, and a decline in prescription medication sales.
Reorder sales decreased by approximately $11.5 million, or 21.8%, to approximately $41.3 million for the quarter ended June 30, 2025, compared to approximately $52.8 million for the quarter ended June 30, 2024. The decrease in reorder sales for the three months ended June 30, 2025 is primarily due to a decline in prescription medication sales.
New order sales decreased by approximately $2.8 million or 25.6%, to approximately $8.2 million for the quarter ended June 30, 2025, compared to $11.1 million for the quarter ended June 30, 2024. The decrease for the quarter ended June 30, 2025 in new order sales is primarily due to decreased and less efficient variable marketing spend.
We acquired approximately 85,000 new customers for the quarter ended June 30, 2025 compared to approximately 120,000 new customers for the quarter ended June 30, 2024. The following tables illustrates revenue by various revenue classifications:

	Three Months Ended June 30,				Increase (Decrease)
Net Sales (in thousands)	2025	%	2024 As Restated	%	$	%

Reorder sales	$41,305	80.7%	$52,796	79.8%	$(11,491)	(21.8)%
New order sales	8,245	16.1%	11,087	16.7%	(2,842)	(25.6)%
Membership fees	1,630	3.2%	2,324	3.5%	(694)	(29.9)%

Total net sales	$51,180	100.0%	$66,207	100.0%	$(15,027)	(22.7)%
The Company changed the definition of a new order sale on July 1, 2024, to include sales from customers who have not previously ordered from the Company over the past twelve months compared to the prior definition which was thirty-six months. The reorder and new order sales amounts for the three months ended June 30, 2025, and the reorder and new order sales amounts for the three months ended June 30, 2024 reflect this new definition.
Under the previous definition of a new customer, reorder and new order sales were $58.4 million and $5.5 million, respectively, for the three months ended June 30, 2024.
Recurring net sales, which includes AutoShip & Save subscriptions, and membership revenue, as a percentage of total gross sales was 57.7% for the most recent quarter ended June 30, 2025, up from 52.6% for the same period last year.
Going forward, sales may be adversely affected due to increased competition and consumers giving more consideration to price. The changes in consumer behavior due to macroeconomic factors makes future sales somewhat challenging to predict. No guarantees can be made that sales will grow in the future.
Cost of Sales
Cost of sales decreased by approximately $10.4 million, or 22.0%, to approximately $36.8 million for the quarter ended June 30, 2025, from approximately $47.2 million for the quarter ended June 30, 2024. Cost of sales, as a percentage of sales, was 71.9% for the quarter ended June 30, 2025, compared to 71.2% for the quarter ended June 30, 2024. The year over year increase for cost of sales, as a percentage of sales for the quarter ended June 30, 2025 compared to the quarter ended June 30, 2024 was primarily due to higher discount activity and higher freight cost.
Gross Profit
Gross profit decreased by approximately $4.6 million, or 24.3%, to approximately $14.4 million for the quarter ended June 30, 2025, from approximately $19.0 million for the quarter ended June 30, 2024. The gross profit decreases for the quarter and three months ended June 30, 2025 were primarily due to lower sales and higher cost of sales. The gross margin percentage decreased by approximately 0.6%, to approximately 28.1% for the quarter ended June 30, 2025, from approximately 28.8% for the quarter ended June 30, 2024, primarily due to higher consumer promotional usage and higher freight cost.

General and Administrative Expenses
General and administrative expenses increased by approximately $8.1 million, or 165.7%, to approximately $12.9 million for the quarter ended June 30, 2025, from approximately $4.9 million for the quarter ended June 30, 2024. The increase to general and administrative expenses for the quarter ended June 30, 2025 was due to a $8.8 million increase in stock-based compensation expense, primarily related to reduced stock compensation associated with an executive departure for the quarter ended June 30, 2024 , a $0.9 million increase in professional fees due to the investigation as disclosed in the 2025 Form 10-K, offset by a $1.3 million decrease in payroll and payroll related expense, and a $0.5 million decrease in credit card processing fees driven by lower sales.
Advertising Expenses
Advertising expenses decreased by approximately $2.0 million, or 25.0%, to approximately $6.0 million for the quarter ended June 30, 2025, from approximately $8.1 million for the quarter ended June 30, 2024. The decrease for the quarter can be mainly attributed to lower gross media spend. As a percentage of sales, advertising expense was 11.8% and 12.2% for the quarters ended June 30, 2025 and 2024, respectively. The advertising percentage may fluctuate quarter to quarter due to seasonality and advertising availability.
The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $71 for the quarter ended June 30, 2025 compared to $67 for the quarter ended June 30, 2024. The increase to customer acquisition costs for the quarter ended June 30, 2025, was due to a less efficient variable marketing spend. The advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, spending, and price competition. Historically, the advertising environment fluctuates due to supply and demand. A more favorable advertising environment may positively impact future sales, whereas a less favorable advertising environment may negatively impact future sales.
Depreciation and Amortization
Depreciation and amortization expense was $2.3 million and $1.7 million for the quarters ended June 30, 2025 and June 30, 2024, respectively.
Other (Expense) Income, Net
Other (expense) income, net decreased to approximately $(11) thousand for the quarter ended June 30, 2025 compared to approximately $0.3 million for the quarter ended June 30, 2024. The decrease to other (expense) income for the quarter and the three months ended June 30, 2025 was due to slightly lower invested balances, and higher interest expense accrual on sales tax liabilities. Interest income may decrease in the future based on several factors, including utilization of our cash balances on future investments or partnerships, or on our operating activities. Additionally, interest income could increase or decrease if the current interest rate environment changes.
Provision for Income Taxes

For the quarters ended June 30, 2025 and 2024, the Company recorded a tax provision of approximately $0.0 million and a tax provision of approximately $1.0 million, respectively. The decrease in the tax provision for the three months ended June 30, 2025 is related to the cancellation of the former CEO’s (Matt Hulett) performance stock units in the quarter ended June 30, 2024, resulting in additional $8.7 million of income during the quarter. The effective tax rate for the quarter ended June 30, 2025 was approximately 0.0%, compared to approximately 20.3% for the quarter ended June 30, 2024.The effective tax rate for the three months ended June 30, 2025 differs from the statutory rate primarily as a result of the goodwill impairment and the Company maintaining a valuation allowance against the majority of our deferred tax assets.

Liquidity and Capital Resources
Overview
We believe that our cash and cash equivalents currently on hand and expected cash flows from future operations will be sufficient to continue operations for at least the next twelve months. Over the longer term, our liquidity will depend primarily on our ability to generate cash from operations, and we continue to monitor, evaluate, and manage our operating plans, forecasts, and liquidity considering the most recent developments driven by macroeconomic conditions, such as supply chain challenges, inflation, rising interest rates, and geopolitical events. We proactively seek opportunities to improve the efficiency of our operations, take steps to realize internal cost savings, including aligning our staffing needs, creating a more variable cost structure to better support our current and expected future levels of operations and process streamlining.
Current Sources of Liquidity
Our working capital at June 30, 2025 and March 31, 2025 was $10.3 million and $16.1 million, respectively. The $5.8 million decrease in working capital was attributable to the $11.0 million decrease in current assets, primarily cash, which was partially offset by the $5.2 million decrease in current liabilities, primarily accounts payable and deferred revenue. Net cash used in operating activities was $12.3 million for the three months ended June 30, 2025, compared to net cash used in operating activities of $8.5 million for the three months ended June 30, 2024. The $3.8 million decrease in cash provided by operating activities is due to the $37.9 million decrease in net income reduced by $9.2 million of non-cash operating adjustments and partially offset by the $2.3 million decrease in current liabilities net of current assets excluding cash. Net cash used in investing activities was $1.3 million for the three months ended June 30, 2025, compared to $0.7 million used in investing activities for the three months ended June 30, 2024. Net cash used in financing activities was $30 thousand and $0.1 million for the three months ended June 30, 2025 and the three months ended June 30, 2024, respectively.
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
As of June 30, 2025, we had $0.9 million in outstanding lease commitments assumed as part of the PetCareRx acquisition for the leases on two buildings. Other than the foregoing leases, we are not currently bound by any material long-term or short-term commitments for the purchase or lease of capital expenditures. Any material amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any future increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Our primary source of working capital is cash from operations. We presently have no alternative sources of working capital and have no commitments.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and cash equivalents. At June 30, 2025, we had $41.1 million in cash and cash equivalents, and the majority of our cash and cash equivalents generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and cash equivalents. It would also impact the market value of our cash and cash equivalents. Our cash and cash equivalents are subject to market risk, primarily interest rate and credit risk. Our cash and cash equivalents are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by maintaining cash in federally-insured bank deposit accounts and restricting cash equivalents to highly-liquid investments with maturities of three months or less. We do not hold any derivative financial instruments that could expose us to significant market risk. At June 30, 2025, we had no debt obligations.
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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025, the end of the period covered by this report (the “Evaluation Date”) was performed under the supervision and with participation of management, including our Interim Chief Executive Officer and Interim Principal Financial Officer. Based upon that evaluation, our Interim Chief Executive Officer and Interim Principal Financial Officer concluded as of the Evaluation Date, that our disclosure controls and procedures were not effective as of June 30, 2025 because of certain material weaknesses in internal control over financial reporting, as described in Item 9A, “Controls and Procedures” of our Fiscal 2025 Form 10-K.

Changes in Internal Control Over Financial Reporting

Under Exchange Act Rules 13a-15(d) and 15d-15(d), management is required to evaluate, with the participation of our principal executive officer and principal financial officer, any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As discussed “Management’s Report on Internal Control Over Financial Reporting” in Item 9A, “Controls and Procedures” of our 2025 Form 10-K, we identified unremediated material weaknesses as of March 31, 2025 and subsequent thereto that had not been remediated as of June 30, 2025. Other than as disclosed in the “Remediation Plan and Status” under Item 9A. Controls and Procedures in the 2025 Form 10-K, there were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design and disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their cost.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.
For a description of our legal proceedings, see “Note 9: Commitments and Contingencies — Legal Matters and Routine Proceedings” to our condensed consolidated financial statements, which is incorporated by reference.
ITEM 1A.    RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our 2025 Form 10-K for additional information concerning these and other uncertainties that could negatively impact the Company. With the exception of the risk factor noted below, which updates the risk factors in our Annual Report filed on Form 10-K for the year ended March 31, 2025, there have been no material changes from the risk factors previously disclosed therein.

GENERAL RISK FACTORS

Unsolicited acquisition proposals and attempts to acquire control of the Company could cause us to incur significant expense, disrupt our business and impact our stock price.

We have been, and may continue to be, subject to unsolicited acquisition proposals, tender offers, or proxy contests, which could result in substantial costs to the Company and divert management’s and Board’s attention and resources from our business. Such events could give rise to perceived uncertainties and could adversely affect relationships with our employees, customers or suppliers. We may incur significant expenses in responding to these events, including for required regulatory responses and third-party advisors. We also may be subjected to stockholder litigation in connection with these events. Our stock price could be subject to significant fluctuations or otherwise be adversely affected by speculative market perceptions about these events, risks, and uncertainties.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.    OTHER INFORMATION.
(a) and (b)
Not applicable.

(c)
During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.    EXHIBITS.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 10-SB, File No. 000-28827, filed January 10, 2000).
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.2 to our Form 10-K for the year ended March 31, 2015, filed May 22, 2015).
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our Form 8-K/A filed December 18, 2024).
3.4	Third Amended and Restated Bylaws of PetMed Express, Inc. (incorporated by reference to Exhibit 3.3 to our Form 10-Q for the quarter ended September 30, 2024, filed November 7, 2024).
4.1
Rights Agreement, dated December 3, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to our Form 8-K/A filed December 18, 2024).

4.2
Amendment No. 1 to Rights Agreement, dated November 26, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.2 to our Form 8-K filed November 26, 2025)

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
PETMED EXPRESS, INC.

Date: December 19, 2025

By:	/s/ Leslie Campbell
Leslie Campbell

Interim Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Doug Krulik
Doug Krulik

Chief Accounting Officer and Principal Financial Officer and Treasurer
(Principal Financial Officer)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
PETMED EXPRESS, INC
________________________
FORM 10-Q
FOR THE QUARTER ENDED:
JUNE 30, 2025
________________________
EXHIBITS
________________________