Form 10-Q
period 2025-09-30
PETMED EXPRESS INC
filed 2025-12-19
CIK 1040130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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

ITEM 1. FINANCIAL STATEMENTS.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	September 30, 2025	March 31, 2025
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$36,098	$54,720
Accounts receivable, less allowance for credit losses of $32 and $91, respectively	1,965	2,317
Inventories, net	14,768	16,205
Prepaid expenses and other current assets	6,361	5,330
Prepaid income taxes	263	299
Total current assets	59,455	78,871

Noncurrent assets:
Property and equipment, net	28,338	28,859
Intangible and other assets, net	11,767	13,346
Goodwill	—	26,658
Operating lease right-of-use assets	741	966
Total noncurrent assets	40,846	69,829

Total assets	$100,301	$148,700

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$19,119	$23,564
Sales tax payable	25,283	24,867
Accrued expenses and other current liabilities	10,809	11,711
Current operating lease liabilities	477	461
Deferred revenue	995	2,085
Income taxes payable	—	80
Total current liabilities	56,683	62,768

Deferred tax liabilities, net	263	263
Operating lease liabilities, net of current lease liabilities	291	535

Total liabilities	57,237	63,566

Commitments and contingencies (Note 9)

Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
Convertible Preferred stock, $0.001 par value, with a liquidation preference of $4 per share, 250,000 shares authorized ; 2,500 and 2,500 convertible shares issued and outstanding, respectively	9	9
Series A Junior Participating Preferred Stock, $0.001 par value, 100,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value, 40,000,000 shares authorized; 21,015,559 and 20,656,822 shares issued and outstanding, respectively	21	21
Additional paid-in capital	19,161	18,560
Retained earnings	23,873	66,544

Total shareholders' equity	43,064	85,134

Total liabilities and shareholders' equity	$100,301	$148,700
See accompanying notes to unaudited condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share amounts) (Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024 As Restated	2025	2024 As Restated

Net sales	$44,364	$58,044	$95,544	$124,251
Cost of sales	31,949	39,271	68,726	86,441

Gross profit	12,415	18,773	26,818	37,810

Operating expenses:
General and administrative	14,176	10,492	27,124	15,366
Advertising	4,341	6,069	10,387	14,125
Depreciation and amortization	2,278	1,658	4,561	3,379
Impairment of goodwill and intangible assets	—	—	27,258	—
Total operating expenses	20,795	18,219	69,330	32,870

(Loss) income from operations	(8,380)	554	(42,512)	4,940

Other income:
Interest (expense) income, net	(326)	185	(524)	280
Other, net	195	186	382	417
Total other (expense) income	(131)	371	(142)	697

(Loss) income before (benefit) provision for income taxes	(8,511)	925	(42,654)	5,637

Provision (benefit) for income taxes	9	(1,401)	18	(443)

Net (loss) income	$(8,520)	$2,326	$(42,672)	$6,080

Net (loss) income per common share:
Basic	$(0.41)	$0.11	$(2.05)	$0.30
Diluted	$(0.41)	$0.11	$(2.05)	$0.29

Weighted average number of common shares outstanding:
Basic	20,889,124	20,597,807	20,822,270	20,555,544
Diluted	20,889,124	20,938,817	20,822,270	20,940,161

See accompanying notes to unaudited condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(42,672)	$6,080
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,561	3,379
Impairment of goodwill and intangible assets	27,258	—
Share based compensation	839	(7,631)
Deferred income taxes	—	(696)
Bad debt expense	6	176
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	346	1,488
Inventories, net	1,437	15,464
Prepaid income taxes	36	(179)
Prepaid expenses and other current assets	(1,031)	2,670
Operating lease right-of-use assets, net	225	245
Accounts payable	(4,445)	(20,071)
Sales tax payable	416	(639)
Accrued expenses and other current liabilities	(23)	(221)
Lease liabilities	(228)	(240)
Deferred revenue	(1,090)	(953)
Income taxes payable	(80)	—
Net cash used in operating activities	(14,445)	(1,128)

Cash flows from investing activities:
Purchases of property and equipment	(3,916)	(1,948)
Net cash used in investing activities	(3,916)	(1,948)

Cash flows from financing activities:
Dividends paid	(23)	(175)
Cash paid for tax withholding on net settlement of restricted stock	(238)	—
Net cash used in financing activities	(261)	(175)

Net decrease in cash and cash equivalents	(18,622)	(3,251)
Cash and cash equivalents, at beginning of period	54,720	55,296

Cash and cash equivalents, at end of period	$36,098	$52,045

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$66	$466

Dividends payable in accrued expenses and other current liabilities	$1	$39

Non-cash investing activity for property and equipment additions	$(854)	$—
See accompanying notes to unaudited condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1:    Restatement of Previously Issued Consolidated Financial Statements
As further described below, our unaudited consolidated financial statements for the three and six months ended September 30, 2024, have been restated to reflect the correction of material errors.
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

The Company identified certain errors in its accounting for payments, rebates and discounts from suppliers arising from a misapplication of US GAAP. Historically, the Company accounted for (1) certain promotional sales reimbursements as a component of its revenues and (2) certain co-operative advertising expenses as a component of advertising costs that were not specific, incremental or identifiable. The Company notes that these payments, rebates and discounts should be accounted for as a component of (reduction to) cost of sales. Furthermore, after a thorough review of the Company's vendor agreements, the Company also identified the following additional errors within our accounting for vendor consideration which was also included in the Restatement:

1)A specific vendor whose marketing and advertising arrangements, previously categorized as cost of sales, needed to be reclassified to offset advertising expenses.
2)A specific vendor whose promotional sales reimbursements, previously categorized as advertising expenses, needed to be reclassified to cost of sales.

Restatement Adjustments

The following table summarizes the effect of the errors on the Company’s consolidated statements of operations for the three and six months ended September 30, 2024:

	Three Month Ended September 30, 2024
	As Reported	Adjustment	As Restated
Net sales	$59,570	$(1,526)	$58,044
Cost of sales	$42,259	$(2,988)	$39,271
Gross profit	$17,311	$1,462	$18,773

Advertising	$4,606	$1,463	$6,069
Total operating expenses	$16,756	$1,463	$18,219

Advertising Costs of Acquiring a New Customer	$60		$79
Advertising Costs as a Percentage of Sales	7.7%		10.5%

	Six Months Ended September 30, 2024
	As Reported	Adjustment	As Restated
Net sales	$127,522	$(3,271)	$124,251
Cost of sales	$92,240	$(5,799)	$86,441
Gross profit	$35,282	$2,528	$37,810

Advertising	$11,596	$2,529	$14,125
Total operating expenses	$30,341	$2,529	$32,870

Advertising Costs of Acquiring a New Customer	$59		$72
Advertising Costs as a Percentage of Sales	9.1%		11.4%
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
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at September 30, 2025, the Statements of Operations for the three and six months ended September 30, 2025 and 2024, and Cash Flows for the six months ended September 30, 2025 and 2024. The results of operations for the three and six months ended September 30, 2025 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2026. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our 2025 Form 10-K. The unaudited condensed consolidated financial statements include the accounts of PetMed Express, Inc. and its direct and indirect wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
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
Deferred Revenue

Deferred revenue is recorded when payments are received or due in advance of performing our service obligations and revenue is recognized over the service period. Deferred revenue includes prepayments of PetPlus memberships with PetCareRx, Inc. (“PetCareRx”). The total deferred revenue as of September 30, 2025 and March 31, 2025 for these memberships was $1.0 million and $1.0 million, respectively. Memberships provide discounted pricing, free standard shipping, veterinary telehealth services and local Caremark Pharmacy prescription pickup. The membership fee is an annual charge and automatically renews one year from the initial enrollment date. The Company generally recognizes the revenue ratably over the term of the membership. Deferred revenue at March 31, 2025 also includes $1.1 million collected from our customers prior to delivery of AutoShip products, which is recorded as deferred revenue on the condensed consolidated balance sheets.
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
Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements
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

Note 3:    Revenue Recognition
In accordance with ASC Topic 606 ("Revenue from Contracts with Customers"), the Company primarily generates revenue by selling prescription and non-prescription pet medication products, pet food, supplements, and supplies, membership fees, and veterinary services. Certain pet supplies offered on the Company’s websites are drop shipped to customers. The Company considers itself the principal in the arrangement because the Company controls the specified good before it is transferred to the customer. Revenue contracts contain one performance obligation, which is delivery of the product. Customer care and support is deemed not to be a material right to the contract. The transaction price is adjusted at the date of sale for any applicable sales discounts and an estimate of product returns, which are based on historical patterns, however this is not considered a key judgment. Revenue is recognized when control transfers to the customer at the point in time at which the shipment of the product occurs. This key judgment is determined as the shipping point, which represents the point in time when the Company has a present right to payment, title has transferred to the customer, and the customer has assumed the risks and rewards of ownership. Virtually all the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize the accounts receivable balances relative to sales. Revenue is recorded net of sales tax, discounts and return allowances. Return allowances are estimated using historical experience and not material.
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

Membership fees represent the amounts recognized from two membership models. The first is the PetPlus membership for PetCareRx customers, and the second is a partner membership, which allows employees in-network to join the PetPlus membership program through their employers. These memberships provide discounted pricing, free standard shipping, veterinary telehealth services and local Caremark Pharmacy prescription pickup which represent a single stand-ready performance obligation to provide these benefits. The PetPlus membership fee is an upfront annual charge and automatically renews one year from the initial enrollment date. The Company recognizes the revenue ratably over the term of the PetPlus membership which is generally one year. On March 31, 2025, the Company also had deferred $1.1 million of AutoShip revenue. As shown in the following table, under the PetPlus and other programs, the Company recognized $0.7 million and $2.4 million of previously deferred annual membership fees and AutoShip revenue in the three and six months ended September 30, 2025, and had $1.0 million of deferred revenue as of September 30, 2025.

(amounts in millions)	2025	2024
Deferred revenue, March 31	$2.1	2.6
Deferred memberships fees and others received	0.8	1.1
Deferred membership fee revenue and others recognized	(1.8)	(1.5)
Deferred revenue, June 30	1.1	2.1
Deferred memberships fees and others received	0.6	0.7
Deferred membership fee revenue and others recognized	(0.7)	(1.2)
Deferred revenue, September 30	$1.0	$1.6
In addition to annual membership fees earned under the PetPlus program, the Company also earns membership fees on a month-to-month basis under its PetCareRx partner membership program. For the three and six months ended September 30, 2025, membership fees earned under the partner program were $1.1 million and $2.1 million. For the three and six months ended September 30, 2024, membership fees earned under the partner program were $0.9 million and $1.8 million.
The Company has no material contract asset or liability balances at September 30, 2025 or March 31, 2025, respectively.
The Company disaggregates sales in the following categories: reorder sales vs new order sales vs membership fees. The following table illustrates sales in those categories:

	Three Months Ended September 30,				Increase (Decrease)
Net Sales (in thousands)	2025	%	2024 As Restated	%	$	%

Reorder sales	$37,408	84.3%	$48,724	83.9%	$(11,316)	(23.2)%
New order sales	5,332	12.0%	7,251	12.5%	(1,919)	(26.5)%
Membership fees	1,624	3.7%	2,069	3.6%	(445)	(21.5)%

Total net sales	$44,364	100.0%	$58,044	100.0%	$(13,680)	(23.6)%

	Six Months Ended September 30,				Increase (Decrease)
Net Sales (in thousands)	2025	%	2024 As Restated	%	$	%

Reorder sales	$78,713	82.4%	$101,520	81.7%	$(22,807)	(22.5)%
New order sales	13,577	14.2%	18,338	14.8%	(4,761)	(26.0)%
Membership fees	3,254	3.4%	4,393	3.5%	(1,139)	(25.9)%

Total net sales	$95,544	100.0%	$124,251	100.0%	$(28,707)	(23.1)%

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
The table below provides a summary of significant expense categories regularly provided to the CODM reconciled to Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net (loss) income, for the three and six months ended September 30, 2025 and 2024. The CODM does not review segment assets at a different asset level or category than those disclosed within the consolidated balance sheets.

	Three Months Ended
($ in thousands)	September 30, 2025	September 30, 2024 (As Restated)
Net Sales	44,364	58,044
Significant expense categories:
Cost of sales	31,949	39,271
Advertising	4,341	6,069
Other segment expenses (1)	10,390	10,606
Adjusted EBITDA	$(2,316)	$2,098

(Add) subtract:
Share-based compensation expense (reversal)	248	573
Income taxes	9	(1,401)
Depreciation and amortization	2,278	1,658
Interest income (expense), net	326	(185)
Employee severance	1,223	305
Sales tax expense (income)	—	(1,178)
Professional fees (2)	2,120	—
Net (loss) income	$(8,520)	$2,326

	Six Months Ended
($ in thousands)	September 30, 2025	September 30, 2024 (As Restated)
Net Sales	95,544	124,251
Significant expense categories:
Cost of sales	68,726	86,441
Advertising	10,387	14,125
Other segment expenses (1)	21,443	23,124
Adjusted EBITDA	$(5,012)	$561

(Add) subtract:
Share-based compensation (reversal) expense	839	(7,631)
Income taxes	18	(443)
Depreciation and amortization	4,561	3,379
Interest income, net	524	(280)
Acquisition/Partnership transactions and other items	—	180
Employee severance	1,319	454
Sales tax expense (income)	—	(1,178)
Professional fees (2)	3,141	—
Impairment of goodwill and intangible assets	27,258	—
Net (loss) income	$(42,672)	$6,080
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

The following is a reconciliation of the numerators and denominators of the basic and diluted net (loss) income per share computations for the periods presented (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income (numerator):
Net (loss) income	$(8,520)	$2,326	$(42,672)	$6,080

Shares (denominator):
Weighted average number of common shares outstanding used in basic computation	20,889,124	20,597,807	20,822,270	20,555,544
Common shares issuable upon vesting of restricted stock	—	330,885	—	374,492
Common shares issuable upon conversion of preferred shares	—	10,125	—	10,125
Weighted average number of common shares outstanding used in diluted computation	20,889,124	20,938,817	20,822,270	20,940,161

Net (loss) income per common share:

Basic	$(0.41)	$0.11	$(2.05)	$0.30
Diluted	$(0.41)	$0.11	$(2.05)	$0.29

For the three months ended September 30, 2025 and 2024, 263,752 and 661,440 shares issuable upon vesting of restricted stock and 10,125 and zero shares issuable upon conversion of preferred shares, respectively, were excluded from the computation of diluted net (loss) income per common share, as their inclusion would have had an anti-dilutive effect on diluted net (loss) income per common share.
For the six months ended September 30, 2025 and 2024, 719,174 and 504,930 shares issuable upon vesting of restricted stock and 10,125 and zero shares issuable upon conversion of preferred shares, respectively, were excluded from the computation of diluted net (loss) income per common share, as their inclusion would have had an anti-dilutive effect on diluted net (loss) income per common share.
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

Plan Name	Common Shares Issued
2016 Employee Plan	422,438
2015 Director Plan	247,307
2022 Employee Plan	417,563
2024 Omnibus Plan	190,353
2024 Inducement Plan	136,735
As of September 30, 2025, all shares in the 2022 Employee Plan, 2016 Employee Plan and 2015 Director Plan were issued subject to a restriction or forfeiture or vesting period that lapses ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over a one to three-year restriction period, with the exception of performance restricted shares which were issued to the Company's former Chief Executive Officer and the former Company's Chief Financial Officer and Company's current Chief Executive Officer.
For the three months ended September 30, 2025 and September 30, 2024, the Company recognized compensation expense (reversal) related to the 2016 and 2022 Employee Plan, the 2015 Director Plan, 2024 Omnibus Plan and 2024 Inducement Plan of $0.2 million and $0.6 million, respectively. For the six months ended September 30, 2025 and September 30, 2024, the Company recognized compensation expense (reversal) of $0.8 million and $(7.6) million, respectively. All stock-based compensation expense is recognized as a payroll-related expense and it is included within the general and administrative expenses line item within the Company’s Consolidated Statements of Operations, and the offset is included in the additional paid-in capital line item of the Company’s Consolidated Balance Sheets. See Footnote 11, "Income Taxes" for tax impact of the Company's stock compensation expense.
Restricted Stock Awards
The fair value assigned to restricted stock awards (“RSAs”) is the market price of the Company’s stock at the grant date. The vesting period ranges from one to three years. Restricted stock award activity in the six months ended September 30, 2025 was as follows:

	2015 Director Plan Number of Shares	2016 Employee Plan Number of Shares	2022 Employee Plan Number of Shares	2024 Omnibus Plan Number of Shares	2024 Inducement Plan Number of Shares	All Plans Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested restricted stock outstanding at March 31, 2025	9,207	8,686	—	—	—	17,893	$21.39
Granted and issued	—	—	—	10,000	15,000	25,000	$2.84
Vested	(6,166)	(7,114)	—	—	—	(13,280)	$21.68
Forfeited	(3,041)	(947)	—	—	—	(3,988)	$20.85
Non-vested restricted stock outstanding at September 30, 2025	–	625	—	10,000	15,000	25,625	$3.23
At September 30, 2025 and 2024, there were 25,625 and 29,248 RSAs subject to restriction and forfeiture outstanding, respectively. For the three months ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense (reversal) related to RSAs of $(24) thousand and $0.2 million, respectively. For the six months ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense (reversal) related to RSAs of $48 thousand and $(8.3) million, respectively.
Restricted Stock Units
The Company first granted restricted stock units (“RSUs”) in the year ended March 31, 2024. The fair value assigned to RSUs is the market price of the Company’s stock on the grant date. The vesting period for employees and members of the Board of Directors generally ranges from one to three years. For the six months ended September 30, 2025, RSU activity under the 2022 Employee Plan, 2015 Director Plan, 2024 Omnibus Plan and 2024 Inducement Plan was as follows:

	2015 Director Plan Number of Shares	2022 Employee Plan Number of Shares	2024 Omnibus Plan Number of Shares	2024 Inducement Plan Number of Shares	All Plans Number of Shares	Weighted-Average Grant Date Fair Value Per RSU
Balance at March 31, 2025	22,316	568,416	321,022	290,000	1,201,754	$4.49
Granted	—	—	6,627	—	6,627	$3.20
Vested and issued	(10,097)	(250,830)	(76,336)	(95,068)	(432,331)	$4.38
Forfeited	(7,219)	(265,265)	(130,502)	(168,265)	(571,251)	$4.35
Balance at September 30, 2025	5,000	52,321	120,811	26,667	204,799	$5.04

The total grant-date fair value of RSUs granted during the three months ended September 30, 2025 and 2024 was $10 thousand and $1.2 million, respectively. For the three months ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense related to RSUs of $0.3 million and $0.4 million, respectively.

The total grant-date fair value of RSUs granted during the six months ended September 30, 2025 and 2024 was $21 thousand and $4.0 million, respectively. For the six months ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense related to RSUs of $0.8 million and $0.7 million, respectively.
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

For the six months ended September 30, 2025, PSU activity under the 2022 Employee Plan, 2015 Director Plan, 2024 Omnibus Plan and 2024 Inducement Plan was as follows:

	2015 Director Plan Number of Shares	2022 Employee Plan Number of Shares	2024 Omnibus Plan Number of Shares	2024 Inducement Plan Number of Shares	All Plans Number of Shares	Weighted-Average Grant Date Fair Value Per PSU
Balance at March 31, 2025	—	—	146,772	—	146,772	$3.47
Granted	—	—	—	—	—	$—
Vested and issued	—	—	—	—	—	$—
Forfeited	—	—	(146,772)	—	(146,772)	$3.47
Balance at September 30, 2025	—	—	—	—	—	$—

There were no PSU’s granted in the three months ended and six months ended September 30, 2025 and 2024. For the three months ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense (reversal), net of forfeitures, related to PSUs of $(78) thousand and $0 thousand, respectively. For the six months ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense (reversal)expense, net of forfeitures, related to PSUs of $(35) thousand and $(36) thousand, respectively.

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
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. At September 30, 2025 and March 31, 2025, the Company had invested the majority of its $36.1 million and $54.7 million cash and cash equivalents balance in money market funds which are classified within Level 1.

Note 8: Intangible and Other Assets, Net

Intangible assets and other assets, net consisted of the following (in thousands):

	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
September 30, 2025
Intangible Assets
Toll-free telephone number	Indefinite	$375	$–	$375	Indefinite
Internet domain names	Indefinite	485	–	485	Indefinite
Trade Names - PetCareRx	Indefinite	800	–	800	Indefinite
Customer Relationships -PetCareRx	7 years	6,700	(2,393)	4,307	4.5 years
Developed Technology - PetCareRx	3 years	3,000	(2,500)	500	0.5 years
		$11,360	$(4,893)	$6,467
Other Assets
Minority interest investment in Vetster	N/A	5,300	–	5,300	N/A

Balance September 30, 2025		$16,660	$(4,893)	$11,767

March 31, 2025
Intangible Assets
Toll-free telephone number	Indefinite	$375	$–	$375	Indefinite
Internet domain names	Indefinite	485	–	485	Indefinite
Trade Names - PetCareRx	Indefinite	1,400		1,400	Indefinite
Customer Relationships -PetCareRx	7 years	6,700	(1,914)	$4,786	5 years
Developed Technology - PetCareRx	3 years	3,000	(2,000)	$1,000	1 year
		$11,960	$(3,914)	$8,046
Other Assets
Minority interest investment in Vetster	N/A	5,300	–	5,300	N/A

Balance March 31, 2025		$17,260	$(3,914)	$13,346

Amortization expense for intangible assets was $0.5 million and $0.5 million for the three months ended September 30, 2025 and 2024. Amortization expense for intangible assets was $1.0 million and $1.0 million for the six months ended September 30, 2025 and 2024. The indefinite life intangibles are not being amortized and are subject to an annual review for impairment in accordance with the ASC Topic 350 (“Goodwill and Other Intangible Assets”). The Company recorded a $0.6 million trade name impairment for the six months ended September 30, 2025.
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

Note 10:     Changes in Shareholders’ Equity:
Changes in Shareholders’ Equity for the three and six months ended September 30, 2025 is summarized below (in thousands):

	Common Stock		Additional Paid-In Capital	Retained Earnings
	Share	Amounts

Beginning balance at March 31, 2025:	20,657	$21	$18,560	$66,544
Net share settlement of restricted stock units	178	—	(28)	—
Stock based compensation	—	—	591	—
Dividends forfeited	—	—	—	1
Net loss	—	—	—	(34,152)
Ending balance at June 30, 2025:	20,835	$21	$19,123	$32,393
Net share settlement of restricted stock units	180	—	(209)	—
Stock based compensation expense	—	—	247	—
Dividends forfeited	—	—	—	—
Net loss	—	—	—	(8,520)
Ending balance at September 30, 2025:	21,016	$21	$19,161	$23,873

Changes in Shareholders’ Equity for the three and six months ended September 30, 2024 is summarized below (in thousands):

	Common Stock			Additional Paid-In Capital	Retained Earnings
	Share		Amounts

Beginning balance at March 31, 2024:	21,149		$21	$25,146	$71,555
Cancellation of restricted stock, net	(548)	—	—	—	—
Stock based compensation (reversal)	—		—	(8,204)	—
Dividends forfeited	—		—	—	1,250
Net loss	—		—	—	3,754
Ending balance at June 30, 2024:	20,601		$21	$16,942	$76,559
Issuance of restricted stock, net	62		—	—	—
Stock based compensation expense	—		—	573	—
Dividends declared	—		—	—	4
Net income	—		—	—	2,326
Ending balance at September 30, 2024:	20,663		$21	$17,515	$78,889
There were 76,064 and zero shares of common stock that were purchased for net settlement in the six months ended September 30, 2025 or 2024, respectively.
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

Note 11: Income Taxes

For the three months ended September 30, 2025 and 2024, the Company recorded an income tax provision of approximately $9 thousand and an income tax benefit of approximately $1.4 million, respectively, and for the six months ended September 30, 2025 and 2024, the Company recorded an income tax provision of $18 thousand and an income tax benefit of $0.4 million, respectively. The effective tax rate for the three months ended September 30, 2025 was approximately (0.1)%, compared to approximately (151.5)% for the three months ended September 30, 2024, and the effective tax rate for the six months ended September 30, 2025 was approximately 0.0%, compared to approximately (7.9)% for the six months ended September 30, 2024. The effective tax rate for the three months ended September 30, 2025 differs from the statutory rate primarily as a result of the goodwill impairment and the Company maintaining a valuation allowance against the majority of our deferred tax assets.

As of September 30, 2025, the Company maintained a valuation allowance against the majority of our deferred tax assets for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and past financial performance.

On July 4, 2025, the “One Big Beautiful Bill Act”, or “OBBBA”, was signed into law, which represents the enactment date under U.S. GAAP. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, updates to Global Intangible Low-Taxed Income (“GILTI”), and Foreign-Derived Intangible Income (“FDII”) rules, amendments to energy credits, and expanded Section 162(m) aggregation requirements.

In accordance with ASC 740, the effects of the new tax legislation are recognized in the period of enactment. Management has evaluated the provisions of the OBBBA, recalculated temporary differences, reassessed valuation allowances, and considered any necessary adjustments. Based on this evaluation, management concluded that the effects of the OBBBA are not material to the Company’s consolidated financial statements for the three and six months ended September 30, 2025. Management will continue to monitor forthcoming guidance, interpretations, and technical clarifications to assess whether any future adjustments or additional disclosures may be required.
Note 12: Subsequent Events
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, and our 2025 Form 10-K.

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
We market our products through national advertising campaigns which aim to increase the recognition of the “PetMeds®” brand name, and "PetCareRx" brand name, increase traffic to our websites at www.petmeds.com and www.petcarerx.com, acquire new customers, and maximize repeat purchases. Our sales consist of products sold mainly to retail consumers. The average purchase was approximately $98 and $96 for the quarters ended September 30, 2025, and September 30, 2024, respectively.
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
Results of Operations
The following should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in our unaudited Condensed Consolidated Statements of (Loss) Income:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024 As Restated	2025	2024 As Restated

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.0	67.7	71.9	69.6

Gross profit	28.0	32.3	28.1	30.4

Operating expenses:
General and administrative	32.0	18.0	28.4	12.4
Advertising	9.8	10.5	10.9	11.4
Depreciation and amortization	5.1	2.9	4.8	2.7
Impairment of goodwill and intangible assets	—	—	28.5	—
Total operating expenses	46.9	31.4	72.6	26.5

(Loss) income from operations	(18.9)	1.1	(44.5)	3.9

Total other (loss) income	(0.3)	0.6	(0.1)	0.6

(Loss) income before provision (benefit) for income taxes	(19.2)	1.7	(44.6)	4.5

Provision (benefit) for income taxes	—	(2.4)	—	(0.4)

Net (loss) income	(19.2)%	4.1%	(44.6)%	4.9%
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

The following tables present a reconciliation of net (loss) income , the most directly comparable GAAP measure, to adjusted EBITDA for each of the periods indicated:

	Three Months Ended		Increase (Decrease)
($ in thousands, except percentages)	September 30, 2025	September 30, 2024	$	%

Consolidated Reconciliation of GAAP Net Income to Adjusted EBITDA:

Net loss (income)	$(8,520)	$2,326	$(10,846)	(466)%

Add (subtract):
Stock-based Compensation	248	573	(326)	(57)%
Income Taxes	9	(1,401)	1,410	(101)%
Depreciation and Amortization	2,278	1,658	620	37%
Interest Income, Net	326	(185)	511	(276)%
Employee Severance	1,223	305	918	301%
Sales Tax Expense (Income)	—	(1,178)	1,178	(100)%
Professional Fees (1)	2,120	—	2,120	n/m

Adjusted EBITDA	$(2,316)	$2,098	$(4,415)	(210)%
(1) Related to the whistleblower investigation.

	Six Months Ended		Increase (Decrease)
($ in thousands, except percentages)	September 30, 2025	September 30, 2024	$	%

Consolidated Reconciliation of GAAP Net Income to Adjusted EBITDA:

Net (loss) income	$(42,672)	$6,080	$(48,752)	n/m

Add (subtract):
Stock-based Compensation	839	(7,631)	8,469	n/m
Income Taxes	18	(443)	461	n/m
Depreciation and Amortization	4,561	3,379	1,182	35%
Interest Income, Net	524	(280)	804	n/m
Acquisition/Partnership Transactions and Other Items	—	180	(180)	(100)%
Employee Severance	1,319	454	865	190%
Sales Tax Expense (Income)	—	(1,178)	1,178	n/m
Professional Fees (1)	3,141	—	3,141	n/m
Impairment of goodwill and intangible assets	27,258	—	27,258	n/m

Adjusted EBITDA	$(5,013)	$561	$(5,574)	(993)%
(1) Related to the whistleblower investigation.

Three Months Ended September 30, 2025 Compared With Three Months Ended September 30, 2024 and Six Months Ended September 30, 2025 Compared With September 30, 2024
Net Sales
Sales decreased by approximately $13.7 million, or 23.6%, to approximately $44.4 million for the quarter ended September 30, 2025, compared to approximately $58.0 million for the quarter ended September 30, 2024. Sales decreased by approximately $28.7 million, or 23.1%, to approximately $95.5 million for the six months ended September 30, 2025, compared to approximately $124.3 million for the six months ended September 30, 2024. The decrease in sales for the quarter ended and six months ended September 30, 2025 was primarily driven by a reduction in gross advertising, higher consumer promotional usage, and a decline in prescription medication sales.
Reorder sales decreased by approximately $11.3 million, or 23.2%, to approximately $37.4 million for the quarter ended September 30, 2025, compared to approximately $48.7 million for the quarter ended September 30, 2024. Reorder sales decreased by approximately $22.8 million, or 22.5%, to approximately $78.7 million for the six months ended September 30, 2025, compared to approximately $101.5 million for the six months ended September 30, 2024. The decrease in reorder sales for the three and six months ended September 30, 2025 is primarily due to a decline in prescription medication sales.
New order sales decreased by approximately $1.9 million or 26.5%, to approximately $5.3 million for the quarter ended September 30, 2025, compared to $7.3 million for the quarter ended September 30, 2024. New order sales decreased by approximately $4.8 million or 26.0%, to approximately $13.6 million for the six months ended September 30, 2025, compared to $18.3 million for the six months ended September 30, 2024.The decrease for the three and six months ended September 30, 2025 in new order sales is primarily due to decreased and less efficient variable marketing spend.
We acquired approximately 58,000 new customers for the quarter ended September 30, 2025 compared to approximately 77,000 new customers for the quarter ended September 30, 2024. We acquired approximately 143,000 new customers for the six months ended September 30, 2025 compared to approximately 197,000 new customers for six months ended the September 30, 2024. The following tables illustrates revenue by various revenue classifications:

	Three Months Ended September 30,				Increase (Decrease)
Net Sales (in thousands)	2025	%	2024 As Restated	%	$	%

Reorder sales	$37,408	84.3%	$48,724	83.9%	$(11,316)	(23.2)%
New order sales	5,332	12.0%	7,251	12.5%	(1,919)	(26.5)%
Membership fees	1,624	3.7%	2,069	3.6%	(445)	(21.5)%

Total net sales	$44,364	100.0%	$58,044	100.0%	$(13,680)	(23.6)%

	Six Months Ended September 30,				Increase (Decrease)
Net Sales (in thousands)	2025	%	2024 As Restated	%	$	%

Reorder sales	$78,713	82.4%	$101,520	81.7%	$(22,807)	(22.5)%
New order sales	13,577	14.2%	18,338	14.8%	(4,761)	(26.0)%
Membership fees	3,254	3.4%	4,393	3.5%	(1,139)	(25.9)%

Total net sales	$95,544	100.0%	$124,251	100.0%	$(28,707)	(23.1)%
The Company changed the definition of a new order sale on July 1, 2024, to include sales from customers who have not previously ordered from the Company over the past twelve months compared to the prior definition which was thirty-six months. The reorder and new order sales amounts for the three and six months ended September 30, 2025, and the reorder and new order sales amounts for the three and six months ended September 30, 2024 reflect this new definition.

Under the previous definition of a new customer, reorder and new order sales were $52.7 million and $3.3 million, respectively, for the three months ended September 30, 2024. Under the previous definition of a new customer, reorder and new order sales were $111.1 million and $8.7 million, respectively, for the six months ended September 30, 2024.
Recurring net sales, which includes AutoShip & Save subscriptions, and membership revenue, as a percentage of total gross sales was 60.8% for the most recent quarter ended September 30, 2025, up from 53.4% for the same period last year.
Going forward, sales may be adversely affected due to increased competition and consumers giving more consideration to price. The changes in consumer behavior due to macroeconomic factors makes future sales somewhat challenging to predict. No guarantees can be made that sales will grow in the future.
Cost of Sales
Cost of sales decreased by approximately $7.3 million, or 18.6%, to approximately $31.9 million for the quarter ended September 30, 2025, from approximately $39.3 million for the quarter ended September 30, 2024. Cost of sales decreased by approximately $17.7 million, or 20.5%, to approximately $68.7 million for the six months ended September 30, 2025, from approximately $86.4 million for the six months ended September 30, 2024. Cost of sales, as a percentage of sales, was 72.0% for the quarter ended September 30, 2025, compared to 67.7% for the quarter ended September 30, 2024. Cost of sales, as a percentage of sales, was 71.9% for the six months ended September 30, 2025, compared to 69.6% for the six months ended September 30, 2024. The year over year increase for cost of sales, as a percentage of sales for the three and six months ended September 30, 2025 compared to the three and six months ended September 30, 2024 was primarily due to higher discount activity and higher freight costs.
Gross Profit
Gross profit decreased by approximately $6.4 million, or 33.9%, to approximately $12.4 million for the quarter ended September 30, 2025, from approximately $18.8 million for the quarter ended September 30, 2024. Gross profit decreased by approximately $11.0 million, or 29.1%, to approximately $26.8 million for the six months ended September 30, 2025, from approximately $37.8 million for the six months ended September 30, 2024. The gross profit decreases for the quarter and six months ended September 30, 2025 compared to the quarter ended and six months ended September 30, 2024 were primarily due to lower sales and higher cost of sales. The gross margin percentage decreased by approximately 4.4%, to approximately 28.0% for the quarter ended September 30, 2025, from approximately 32.3% for the quarter ended September 30, 2024, primarily due to higher freight costs and higher consumer promotional usage. The gross margin percentage decreased by approximately 2.4%, to approximately 28.1% for the six months ended September 30, 2025, from approximately 30.4% for the six months ended September 30, 2024, primarily due to higher consumer promotional usage and higher freight cost.
General and Administrative Expenses
General and administrative expenses increased by approximately $3.7 million, or 35.1%, to approximately $14.2 million for the quarter ended September 30, 2025, from approximately $10.5 million for the quarter ended September 30, 2024. General and administrative expenses increased by approximately $11.8 million, or 76.5%, to approximately $27.1 million for the six months ended September 30, 2025, from approximately $15.4 million for the six months ended September 30, 2024.The increase to general and administrative expenses for the quarter ended September 30, 2025 was mainly due to a $2.3 million increase in professional fees, of which $2.1 million were related to the whistleblower investigation, a $0.4 million decrease in payroll and payroll related expenses, offset by $0.9 million increase from payroll severance , $1.2 million increase in other general and administrative expenses related to Illinois sales tax settlement gain in the quarter ended September 30, 2024, offset by a $0.3 million decrease in bank service fees.
The increase to general and administrative expenses for the six months ended September 30, 2025 was primarily due to a $8.5 million increase in stock-based compensation expense, primarily related to reduced stock compensation associated with an executive departure for the six months ended September 30, 2024 , a $3.2 million increase in professional fees, of which $3.1 million were related to the whistleblower investigation, a $1.7 million decrease in payroll and payroll related expenses, offset by $0.9 million increase from payroll severance, $1.2 million increase in other general and administrative expenses related to Illinois sales tax settlement gain in the six months ended September 30, 2024, offset by a 0.3 million decrease in other general and administrative expenses.

Advertising Expenses
Advertising expenses decreased by approximately $1.7 million, or 28.5%, to approximately $4.3 million for the quarter ended September 30, 2025, from approximately $6.1 million for the quarter ended September 30, 2024. Advertising expenses decreased by approximately $3.7 million, or 26.5%, to approximately $10.4 million for the six months ended September 30, 2025, from approximately $14.1 million for the six months ended September 30, 2024 The decrease for the quarter ended and six months ended September 30, 2025 can be mainly attributed to lower gross media spend. As a percentage of sales, advertising expense was 9.8% and 10.5% for the quarters ended September 30, 2025 and 2024, respectively. As a percentage of sales, advertising expense was 10.9% and 11.4% for six months ended September 30, 2025 and 2024, respectively. The advertising percentage may fluctuate quarter to quarter due to seasonality and advertising availability.
The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $75 for the quarter ended September 30, 2025 compared to $79 for the quarter ended September 30, 2024. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $73 for the six months ended September 30, 2025 compared to $72 for the six months ended September 30, 2024. The decrease to customer acquisition costs for the quarter ended September 30, 2025, was due to a more efficient variable marketing spend and a higher proportion of spending funded by third party partners. The increase to customer acquisition costs for the six months ended September 30, 2025, was due to a less efficient variable marketing spend. The advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, spending, and price competition. Historically, the advertising environment fluctuates due to supply and demand. A more favorable advertising environment may positively impact future sales, whereas a less favorable advertising environment may negatively impact future sales.
Depreciation and Amortization
Depreciation and amortization expense was $2.3 million and $1.7 million for the quarters ended September 30, 2025 and September 30, 2024, respectively. Depreciation and amortization expense was $4.6 million and $3.4 million for the six months ended September 30, 2025 and September 30, 2024, respectively.
Other (Expense) Income, Net
Other income, net decreased to approximately $(0.1) million for the quarter ended September 30, 2025 compared to approximately $0.4 million for the quarter ended September 30, 2024. Other income, net decreased to approximately $(0.1) million for the six months ended September 30, 2025 compared to approximately $0.7 million for the six months ended September 30, 2024.The decrease to other income for the quarter and the six months ended September 30, 2025 was due to lower invested balances, and higher interests expense accrual on sales tax liabilities. Interest income may decrease in the future based on several factors, including utilization of our cash balances on future investments or partnerships, or on our operating activities. Additionally, interest income could increase or decrease if the current interest rate environment changes.
Provision for Income Taxes

For the quarters ended September 30, 2025 and 2024, the Company recorded an income tax provision of approximately $0.0 million and a tax benefit of approximately $1.4 million, respectively. For the six months ended September 30, 2025 and 2024, the Company recorded an income tax provision of approximately — and a tax benefit of approximately $0.4 million, respectively The increase in the tax provision for the three and six months ended September 30, 2025 is related to the cancellation of the former CEO’s performance stock units resulting in additional $8.7 million of income during the quarter. The effective tax rate for the quarter ended September 30, 2025 was approximately (0.1)%, compared to approximately (151.5)% for the quarter ended September 30, 2024. The effective tax rate for the three months ended September 30, 2025 differs from the statutory rate primarily as a result of the goodwill impairment and the Company maintaining a valuation allowance against the majority of our deferred tax assets.
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
Current Sources of Liquidity
Our working capital at September 30, 2025 and March 31, 2025 was $2.8 million and $16.1 million, respectively. The $13.3 million decrease in working capital was attributable to the $19.4 million decrease in current assets, primarily cash, which were partially offset by the $6.1 million decrease in current liabilities, primarily accounts payable and deferred revenue. Net cash used in operating activities was $14.4 million for the six months ended September 30, 2025, compared to cash used in operating activities of $1.1 million for the six months ended September 30, 2024. The $13.3 million decrease in cash provided by operating activities is due to the $48.8 million decrease in net income reduced by $10.2 million of non-cash operating adjustments and partially offset by the $2.0 million decrease in current liabilities net of current assets excluding cash. Net cash used in investing activities was $3.9 million for the six months ended September 30, 2025, compared to $1.9 million used in investing activities for the six months ended September 30, 2024. Net cash used in financing activities was $261 thousand and $0.2 million for the six months ended September 30, 2025 and the six months ended September 30, 2024, respectively.
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
As of September 30, 2025, we had $0.8 million in outstanding lease commitments assumed as part of the PetCareRx acquisition for the leases on two buildings. Other than the foregoing leases, we are not currently bound by any material long-term or short-term commitments for the purchase or lease of capital expenditures. Any material amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any future increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Our primary source of working capital is cash from operations. We presently have no alternative sources of working capital and have no commitments.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and cash equivalents. At September 30, 2025, we had $36.1 million in cash and cash equivalents, and the majority of our cash and cash equivalents generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and cash equivalents. It would also impact the market value of our cash and cash equivalents. Our cash and cash equivalents are subject to market risk, primarily interest rate and credit risk. Our cash and cash equivalents are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by maintaining cash in federally-insured bank deposit accounts and restricting cash equivalents to highly-liquid investments with maturities of three months or less. We do not hold any derivative financial instruments that could expose us to significant market risk. At September 30, 2025, we had no debt obligations.
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

Changes in Internal Control Over Financial Reporting

Under Exchange Act Rules 13a-15(d) and 15d-15(d), management is required to evaluate, with the participation of our principal executive officer and principal financial officer, any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As discussed “Management’s Report on Internal Control Over Financial Reporting” in Item 9A, “Controls and Procedures” of our 2025 Form 10-K, we identified unremediated material weaknesses as of March 31, 2025 and subsequent thereto that had not been remediated as of September 30, 2025. Other than as disclosed in the “Remediation Plan and Status” under Item 9A. Controls and Procedures in the 2025 Form 10-K, there were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.    OTHER INFORMATION.
(a) and (b)
Not applicable.

(c)
During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1	Separation Agreement, dated August 11, 2025, between the Company and Sandra Campos (incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 12, 2025).
10.2	Separation Agreement, dated August 11, 2025, between the Company and Robyn D’Elia (incorporated by reference to Exhibit 10.2 to our Form 8-K filed August 12, 2025).
31.1 *	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).
31.2 *	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).
32.1 **	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
SEPTEMBER 30, 2025
________________________
EXHIBITS
________________________