Form 10-Q
period 2025-12-31
PETMED EXPRESS INC
filed 2026-02-05
CIK 1040130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
or
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,400,495 shares of Common Stock, $.001 par value per share, at January 30, 2026.

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

ITEM 1. FINANCIAL STATEMENTS.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	December 31, 2025	March 31, 2025
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$26,914	$54,720
Accounts receivable, less allowance for credit losses of $24 and $91, respectively	1,559	2,317
Inventories, net	12,206	16,205
Prepaid expenses and other current assets	7,569	5,330
Prepaid income taxes	258	299
Total current assets	48,506	78,871

Noncurrent assets:
Property and equipment, net	27,554	28,859
Intangible and other assets, net	11,278	13,346
Goodwill	—	26,658
Operating lease right-of-use assets	627	966
Total noncurrent assets	39,459	69,829

Total assets	$87,965	$148,700

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$20,300	$23,564
Sales tax payable	25,150	24,867
Accrued expenses and other current liabilities	8,002	11,711
Current operating lease liabilities	485	461
Deferred revenue	832	2,085
Income taxes payable	—	80
Total current liabilities	54,769	62,768

Deferred tax liabilities, net	263	263
Operating lease liabilities, net of current lease liabilities	167	535

Total liabilities	55,199	63,566

Commitments and contingencies (Note 9)

Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
Convertible Preferred stock, $0.001 par value, with a liquidation preference of $4 per share, 250,000 shares authorized; 2,500 and 2,500 convertible shares issued and outstanding, respectively	9	9
Series A Junior Participating Preferred Stock, $0.001 par value, 100,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value, 40,000,000 shares authorized; 21,382,521 and 20,656,822 shares issued and outstanding, respectively	21	21
Additional paid-in capital	19,416	18,560
Retained earnings	13,320	66,544

Total shareholders' equity	32,766	85,134

Total liabilities and shareholders' equity	$87,965	$148,700
See accompanying notes to unaudited condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share amounts) (Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024 As Restated	2025	2024 As Restated

Net sales	$40,660	$51,961	$136,204	$176,212
Cost of sales	29,078	35,830	97,804	122,271
Inventory write-down	2,126	—	2,126	—

Gross profit	9,456	16,131	36,274	53,941

Operating expenses:
General and administrative	12,194	10,786	39,318	26,153
Advertising	5,332	4,209	15,719	18,333
Depreciation and amortization	2,399	1,586	6,960	4,965
Impairment of goodwill and intangible assets	—	—	27,258	—
Total operating expenses	19,925	16,581	89,255	49,451

(Loss) income from operations	(10,469)	(450)	(52,981)	4,490

Other income:
Interest (expense) income, net	(221)	28	(745)	308
Other, net	148	180	530	597
Total other (expense) income	(73)	208	(215)	905

(Loss) income before provision for income taxes	(10,542)	(242)	(53,196)	5,395

Provision for income taxes	11	465	29	22

Net (loss) income	$(10,553)	$(707)	$(53,225)	$5,373

Net (loss) income per common share:
Basic	$(0.50)	$(0.03)	$(2.55)	$0.26
Diluted	$(0.50)	$(0.03)	$(2.55)	$0.26

Weighted average number of common shares outstanding:
Basic	21,008,521	20,634,651	20,884,822	20,581,913
Diluted	21,008,521	20,634,651	20,884,822	20,987,260

See accompanying notes to unaudited condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(53,225)	$5,373
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	6,960	4,965
Impairment of goodwill and intangible assets	27,258	—
Inventory write-down	2,126	—
Share based compensation	1,093	(7,179)
Deferred income taxes	—	(231)
Bad debt (recovery) expense	(13)	324
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	771	700
Inventories, net	1,873	16,761
Prepaid income taxes	41	(152)
Prepaid expenses and other current assets	(2,239)	2,437
Operating lease right-of-use assets, net	339	355
Accounts payable	(3,264)	(26,078)
Sales tax payable	283	(529)
Accrued expenses and other current liabilities	(3,976)	2,756
Lease liabilities	(344)	(349)
Deferred revenue	(1,253)	(1,447)
Income taxes payable	(80)	—
Net cash used in operating activities	(23,650)	(2,294)

Cash flows from investing activities:
Purchases of property and equipment	(3,895)	(2,725)
Net cash used in investing activities	(3,895)	(2,725)

Cash flows from financing activities:
Dividends paid	(24)	(176)
Cash paid for tax withholding on net settlement of restricted stock	(237)	—
Net cash used in financing activities	(261)	(176)

Net decrease in cash and cash equivalents	(27,806)	(5,195)
Cash and cash equivalents, at beginning of period	54,720	55,296

Cash and cash equivalents, at end of period	$26,914	$50,101

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$74	$474

Dividends payable in accrued expenses and other current liabilities	$–	$32

Non-cash investing activity for property and equipment additions	$292	$2,539
See accompanying notes to unaudited condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1:    Restatement of Previously Issued Consolidated Financial Statements
As further described below, our unaudited consolidated financial statements for the three and nine months ended December 31, 2024, have been restated to reflect the correction of material errors.
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

Restatement Adjustments

The following table summarizes the effect of the errors on the Company’s consolidated statements of operations for the three and nine months ended December 31, 2024:

	Three Months Ended December 31, 2024
	As Reported	Adjustment	As Restated
Net sales	$52,984	$(1,023)	$51,961
Cost of sales	$38,075	$(2,245)	$35,830
Gross profit	$14,909	$1,222	$16,131

Advertising	$2,987	$1,222	$4,209
Total operating expenses	$15,359	$1,222	$16,581

Advertising Costs of Acquiring a New Customer	$47		$66
Advertising Costs as a Percentage of Sales	5.6%		8.1%

	Nine Months Ended December 31, 2024
	As Reported	Adjustment	As Restated
Net sales	$180,506	$(4,294)	$176,212
Cost of sales	$130,315	$(8,044)	$122,271
Gross profit	$50,191	$3,750	$53,941

Advertising	$14,583	$3,750	$18,333
Total operating expenses	$45,701	$3,750	$49,451

Advertising Costs of Acquiring a New Customer	$56		$70
Advertising Costs as a Percentage of Sales	8.1%		10.4%
Note 2:    Summary of Significant Accounting Policies
Organization
PetMed Express, Inc. and subsidiaries, d/b/a PetMeds® and PetCareRx, Inc. d/b/a PetCareRx® (collectively, the “Company”), is a leading nationwide direct-to-consumer pet pharmacy and online provider of prescription and non-prescription medications, food, supplements, supplies and partner with providers to offer various vet services for dogs, cats, and horses. The Company markets and sells directly to consumers through its websites, customer contact center, and mobile application. The Company offers consumers an attractive alternative for obtaining pet medications, foods, and supplies in terms of convenience, price, speed of delivery, and valued customer service.
Founded in 1996, the Company’s executive headquarters offices are currently located in Delray Beach, Florida. The Company’s fiscal year end is March 31, and references herein to fiscal 2026 or fiscal 2025 refer to the Company's fiscal years ending March 31, 2026 and 2025, respectively.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at December 31, 2025, the Statements of Operations for the three and nine months ended December 31, 2025 and 2024, and Cash Flows for the nine months ended December 31, 2025 and 2024. The results of operations for the three and nine months ended December 31, 2025 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2026. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our 2025 Form 10-K. The unaudited condensed consolidated financial statements include the accounts of PetMed Express, Inc. and its direct and indirect wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions.
Fair Value of Financial Instruments
The carrying amounts of the Company's cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments.

Deferred Revenue

Deferred revenue is recorded when payments are received or due in advance of performing our service obligations and revenue is recognized over the service period. Deferred revenue includes prepayments of PetPlus memberships with PetCareRx, Inc. (“PetCareRx”). The total deferred revenue as of December 31, 2025 and March 31, 2025 for these memberships was $0.8 million and $1.0 million, respectively. Memberships provide discounted pricing, free standard shipping, veterinary telehealth services and local Caremark Pharmacy prescription pickup. The membership fee is an annual charge and automatically renews one year from the initial enrollment date. The Company generally recognizes the revenue ratably over the term of the membership. Deferred revenue at March 31, 2025 also includes $1.1 million collected from our customers prior to delivery of AutoShip products, which is recorded as deferred revenue on the condensed consolidated balance sheets.
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

During the three months ended June 30, 2025, the Company identified triggering events for the Company’s long-lived asset group. These triggering events included a downward revision to the Company’s forecast and a decrease in the Company’s market capitalization which fell below the Company’s carrying value for a sustained period beginning in the fourth quarter of fiscal 2025. As a result of the identified triggering events, the Company performed a recoverability test for the identified long-lived asset group. The undiscounted cash flow projections were based on estimates made by management of current and future strategic and operational plans and future financial performance projected, using various assumptions including, but not limited to: revenues, gross profits, operating expenses, and working capital through the remaining useful life of the primary asset in the asset group. The results of the test indicated that the carrying amounts for the long-lived asset group were expected to be recoverable. During the third quarter of fiscal year 2026, there was no impairment triggering event identified.
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

In accordance with ASC 820, Fair Value Measurement, the fair value measurement, on a non-recurring basis, for the goodwill impairment is categorized as a Level 3 fair value measurement. This is due to the significant unobservable inputs used in the valuation, including the forecasted revenues, discount rate, and terminal growth rate, which require significant management judgment and estimation.
Intangible Assets

The Company acquired definite-lived intangible assets in the acquisition of PetCareRx (“PCRx”), that are being amortized based on their estimated useful lives in accordance with ASC Topic 350, Intangibles - Goodwill and Other. These definite-lived intangible assets are being amortized over periods ranging from three to seven years. Acquired trade name is not being amortized and is subject to a review for impairment on an annual basis, or more frequently if circumstances indicate an impairment may have occurred. If the carrying amount of an indefinite lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

During the first quarter of our fiscal year ending 2026, because of the triggering events the Company performed the quantitative test which resulted in additional impairment related to the PCRx trade name of $0.6 million, due to a reduction in actual and forecasted revenues. During the third quarter of fiscal year 2026, there was no impairment triggering event identified.

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

In accordance with ASC 820, Fair Value Measurement, the fair value measurement, on a non-recurring basis, for the trade name impairment is categorized as a Level 3 fair value measurement. This is due to the significant unobservable inputs used in the relief from royalty valuation, including the royalty rate, forecasted revenues, discount rate, and terminal growth rate, which require significant management judgment and estimation.
Inventory Write-down
During the quarter ended December 31, 2025, the Company evaluated the recoverability of certain inventory originally acquired for a wholesale distribution transaction that did not materialize. As a result, the inventory was then offered through alternative wholesale channels and the Company’s direct-to-consumer platform, including at significant promotional discounts. Despite these efforts, sell-through was limited.

As of December 31, 2025, the Company held approximately $2.3 million of unsold inventory related to this unrealized wholesale transaction. The inventory is primarily comprised of non-prescription pet medication products, pet food, and supplements, approximately 70% of which is subject to expiration risk. In addition, the Company did not have committed buyers, and efforts to obtain executable third-party liquidation pricing were unsuccessful. Based on these factors, management concluded that the carrying value of the inventory exceeded its net realizable value.

Accordingly, during the quarter ended December 31, 2025, the Company recorded a non-cash inventory write-down of approximately $2.1 million to reduce the inventory to its estimated net realizable value. The write-down was recorded as a component of cost of goods sold within income from continuing operations. The resulting inventory balance reflects management’s best estimate of expected recoverability as of the balance sheet date.
Recent Accounting Pronouncements
Recently Adopted Accounting Standard
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The FASB issued this ASU to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update became effective with the Company’s fiscal year 2025 annual reporting period and with the Company’s fiscal year 2026 interim reporting periods. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements and resulted in additional segment disclosures within Footnote 4, “Segment Reporting.”
Accounting Standards Not Yet Adopted
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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”) to improve the guidance in Topic 270, Interim Reporting by improving navigability of the required interim disclosures, clarifying when that guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. The guidance is effective for interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting this Update.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements (“ASU 2025-12”), to address suggestions received from stakeholders on the Accounting Standards Codification and to make other incremental improvements to GAAP. The update represents changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. The amendments make the Codification easier to understand and apply. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting this Update.
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
The following table presents changes in deferred revenue associated with the Company's PetPlus and other programs:

(amounts in millions)	2025	2024
Deferred revenue, March 31	$2.1	$2.6
Deferred memberships fees and others received	1.7	2.3
Deferred membership fee revenue and others recognized	(3.0)	(3.7)
Deferred revenue, December 31	$0.8	$1.2
In addition to annual membership fees earned under the PetPlus program, the Company also earns membership fees on a month-to-month basis under its PetCareRx partner membership program. For the three and nine months ended December 31, 2025, membership fees earned under the partner program were $1.1 million and $3.2 million, respectively. For the three and nine months ended December 31, 2024, membership fees earned under the partner program were $0.9 million and $2.8 million, respectively.

The Company has no material contract asset or liability balances at December 31, 2025 or March 31, 2025, respectively.
The Company disaggregates sales in the following categories: reorder sales vs new order sales vs membership fees. The following table illustrates sales in those categories:

	Three Months Ended December 31,				Increase (Decrease)
Net Sales (in thousands)	2025	%	2024 As Restated	%	$	%

Reorder sales	$34,020	83.7%	$44,174	85.0%	$(10,154)	(23.0)%
New order sales	5,030	12.4%	5,954	11.5%	(924)	(15.5)%
Membership fees	1,610	4.0%	1,833	3.5%	(223)	(12.2)%

Total net sales	$40,660	100.0%	$51,961	100.0%	$(11,301)	(21.7)%

	Nine Months Ended December 31,				Increase (Decrease)
Net Sales (in thousands)	2025	%	2024 As Restated	%	$	%

Reorder sales	$112,733	82.8%	$145,687	82.7%	$(32,954)	(22.6)%
New order sales	18,607	13.7%	24,299	13.8%	(5,692)	(23.4)%
Membership fees	4,864	3.6%	6,226	3.5%	(1,362)	(21.9)%

Total net sales	$136,204	100.0%	$176,212	100.0%	$(40,008)	(22.7)%
The Company changed the definition of a new order sale on July 1, 2024, to include sales from customers who have not previously ordered from the Company over the past twelve months compared to the prior definition which was thirty-six months. The reorder and new order sales amounts for the three and nine months ended December 31, 2025, and the reorder and new order sales amounts for the three and nine months ended December 31, 2024 reflect this new definition.
Note 4:    Segment Reporting
The Company has a single segment that derives sales from customers through the sale of products which are shipped directly to customers. The accounting policies of the Company's single segment are the same as those described in the Company's Summary of Significant Accounting Policies.
The Company’s chief operating decision maker (“CODM”) is the Interim Chief Executive Officer. The CODM assesses performance for the segment and decides how to allocate resources based on consolidated net income (loss) and Adjusted EBITDA that is reconciled to GAAP net loss reported on the accompanying Consolidated Statements of Operations below. The CODM uses consolidated net income (loss) and Adjusted EBITDA to evaluate income generated from segment assets in deciding whether to reinvest profits into the segment or into other parts of the entity. Adjusted EBITDA is used to monitor budget versus actual results and forecast versus actual results and is utilized when establishing management’s compensation in collaboration with the Board of Directors. Consolidated net income (loss) and Adjusted EBITDA should only be considered as supplemental to, and alongside with, other GAAP based financial performance measures, including various cash flow metrics, net income (loss), net margin, and our other GAAP results.
The table below provides a summary of significant expense categories regularly provided to the CODM reconciled to Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net income (loss), for the three and nine months ended December 31, 2025 and 2024. The CODM does not review segment assets at a different asset level or category than those disclosed within the consolidated balance sheets.

	Three Months Ended
($ in thousands)	December 31, 2025	December 31, 2024 (As Restated)
Net Sales	$40,660	$51,961
Significant expense categories:
Cost of sales (4)	31,204	35,830
Advertising	5,332	4,209
Other segment expenses (1)	11,681	9,920
Adjusted EBITDA	$(7,557)	$2,002

(Add) subtract:
Share-based compensation expense (reversal)	255	452
Income taxes	11	465
Depreciation and amortization	2,399	1,586
Interest (income) expense, net (2)	221	(28)
Acquisition/Partnership transactions and other items	—	25
Employee severance	9	209
Professional fees (3)	101	—
Net (loss) income	$(10,553)	$(707)

	Nine Months Ended
($ in thousands)	December 31, 2025	December 31, 2024 (As Restated)
Net Sales	$136,204	$176,212
Significant expense categories:
Cost of sales (4)	99,930	122,271
Advertising	15,719	18,333
Other segment expenses (1)	33,125	33,045
Adjusted EBITDA	$(12,570)	$2,563

(Add) subtract:
Share-based compensation (reversal) expense	1,093	(7,179)
Income taxes	29	22
Depreciation and amortization	6,960	4,965
Interest (income) expense, net (2)	745	(308)
Acquisition/Partnership transactions and other items	—	205
Employee severance	1,328	663
Sales tax expense (income)	—	(1,178)
Professional fees (3)	3,242	—
Impairment of goodwill and intangible assets	27,258	—
Net (loss) income	$(53,225)	$5,373
(1) Consists of all other expenses on an Adjusted EBITDA basis, including salaries and wages, operating expenses such as utilities, insurance, professional fees, etc.
(2) For the three months ended December 31, 2025 and 2024: $0.4 million and $0.4 million of interest expense related to the sales tax liability, and $0.2 million and $0.5 million of interest income, respectively. For the nine months ended December 31, 2025 and 2024: $1.5 million and $1.2 million of interest expense related to the sales tax liability, and $0.8 million and $1.5 million of interest income, respectively.

(3) Consists of professional fees related to the investigation (see Note 1 for additional information).
(4) Cost of sales includes a non-cash inventory write-down of approximately $2.1 million (see Note 2 for additional information).
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
The following is a reconciliation of the numerators and denominators of the basic and diluted net (loss) income per share computations for the periods presented (in thousands, except for share and per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net (loss) income (numerator):
Net (loss) income	$(10,553)	$(707)	$(53,225)	$5,373

Shares (denominator):
Weighted average number of common shares outstanding used in basic computation	21,008,521	20,634,651	20,884,822	20,581,913
Common shares issuable upon vesting of restricted stock	—	—	—	395,222
Common shares issuable upon conversion of preferred shares	—	—	—	10,125
Weighted average number of common shares outstanding used in diluted computation	21,008,521	20,634,651	20,884,822	20,987,260

Net (loss) income per common share:

Basic	$(0.50)	$(0.03)	$(2.55)	$0.26
Diluted	$(0.50)	$(0.03)	$(2.55)	$0.26
For the three months ended December 31, 2025 and 2024, 577,569 and 986,378 shares issuable upon vesting of restricted stock and 10,125 and 10,125 shares issuable upon conversion of preferred shares, respectively, were excluded from the computation of diluted net (loss) income per common share, as their inclusion would have had an anti-dilutive effect on diluted net (loss) income per common share.
For the nine months ended December 31, 2025 and 2024, 671,972 and 519,852 shares issuable upon vesting of restricted stock and 10,125 and zero shares issuable upon conversion of preferred shares, respectively, were excluded from the computation of diluted net (loss) income per common share, as their inclusion would have had an anti-dilutive effect on diluted net (loss) income per common share.
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

Plan Name	Common Shares Issued
2016 Employee Plan	422,438
2015 Director Plan	247,307
2022 Employee Plan	417,446
2024 Omnibus Plan	526,590
2024 Inducement Plan	148,735
As of December 31, 2025, all shares in the 2022 Employee Plan, 2016 Employee Plan and 2015 Director Plan were issued subject to a restriction or forfeiture or vesting period that lapses ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over a one to three-year restriction period, with the exception of performance restricted shares which were issued to the Company's former Chief Executive Officer and the former Company's Chief Financial Officer.
For the three months ended December 31, 2025 and December 31, 2024, the Company recognized compensation expense (reversal) related to the 2016 and 2022 Employee Plan, the 2015 Director Plan, 2024 Omnibus Plan and 2024 Inducement Plan of $0.3 million and $0.5 million, respectively. For the nine months ended December 31, 2025 and December 31, 2024, the Company recognized compensation expense (reversal) of $1.1 million and $(7.2) million, respectively. All stock-based compensation expense is recognized as a payroll-related expense and it is included within the general and administrative expenses line item within the Company’s Consolidated Statements of Operations, and the offset is included in the additional paid-in capital line item of the Company’s Consolidated Balance Sheets. See Footnote 11, "Income Taxes" for tax impact of the Company's stock compensation expense.
Restricted Stock Awards
The fair value assigned to restricted stock awards (“RSAs”) is the market price of the Company’s stock at the grant date. The vesting period ranges from one to three years. Restricted stock award activity in the nine months ended December 31, 2025 was as follows:

	2015 Director Plan Number of Shares	2016 Employee Plan Number of Shares	2022 Employee Plan Number of Shares	2024 Omnibus Plan Number of Shares	2024 Inducement Plan Number of Shares	All Plans Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested restricted stock outstanding at March 31, 2025	9,207	8,686	—	—	—	17,893	$21.39
Granted and issued	—	—	—	346,950	27,000	373,950	$2.56
Vested	(6,166)	(7,614)	—	—	—	(13,780)	$21.59
Forfeited	(3,041)	(947)	—	(1,000)	—	(4,988)	$17.17
Non-vested restricted stock outstanding at December 31, 2025	–	125	—	345,950	27,000	373,075	$2.56
At December 31, 2025 and 2024, there were 373,075 and 21,203 RSAs subject to restriction and forfeiture outstanding, respectively. For the three months ended December 31, 2025 and 2024, the Company recorded stock-based compensation expense related to RSAs of $0.1 million and $0.1 million, respectively. For the nine months ended December 31, 2025 and 2024, the Company recorded stock-based compensation expense (reversal) related to RSAs of $0.2 million and $(8.2) million, respectively.
Restricted Stock Units
The Company first granted restricted stock units (“RSUs”) in the year ended March 31, 2024. The fair value assigned to RSUs is the market price of the Company’s stock on the grant date. The vesting period for employees and members of the Board of Directors generally ranges from one to three years. For the nine months ended December 31, 2025, RSU activity under the 2022 Employee Plan, 2015 Director Plan, 2024 Omnibus Plan and 2024 Inducement Plan was as follows:

	2015 Director Plan Number of Shares	2022 Employee Plan Number of Shares	2024 Omnibus Plan Number of Shares	2024 Inducement Plan Number of Shares	All Plans Number of Shares	Weighted-Average Grant Date Fair Value Per RSU
Balance at March 31, 2025	22,316	568,416	321,022	290,000	1,201,754	$4.49
Granted	—	—	9,877	—	9,877	$2.97
Vested and issued	(10,097)	(250,830)	(77,002)	(95,068)	(432,997)	$4.38
Forfeited	(7,219)	(265,382)	(133,269)	(168,265)	(574,135)	$4.36
Balance at December 31, 2025	5,000	52,204	120,628	26,667	204,499	$5.00

The total grant-date fair value of RSUs granted during the three months ended December 31, 2025 and 2024 was $8 thousand and $0.2 million, respectively. For the three months ended December 31, 2025 and 2024, the Company recorded stock-based compensation expense related to RSUs of $0.1 million and $0.4 million, respectively.

The total grant-date fair value of RSUs granted during the nine months ended December 31, 2025 and 2024 was $29 thousand and $4.2 million, respectively. For the nine months ended December 31, 2025 and 2024, the Company recorded stock-based compensation expense related to RSUs of $1.0 million and $1.1 million, respectively.
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

For the nine months ended December 31, 2025, PSU activity under the 2022 Employee Plan, 2015 Director Plan, 2024 Omnibus Plan and 2024 Inducement Plan was as follows:

	2015 Director Plan Number of Shares	2022 Employee Plan Number of Shares	2024 Omnibus Plan Number of Shares	2024 Inducement Plan Number of Shares	All Plans Number of Shares	Weighted-Average Grant Date Fair Value Per PSU
Balance at March 31, 2025	—	—	146,772	—	146,772	$3.47
Granted	—	—	—	—	—	$—
Vested and issued	—	—	—	—	—	$—
Forfeited	—	—	(146,772)	—	(146,772)	$3.47
Balance at December 31, 2025	—	—	—	—	—	$—

There were no PSU’s granted in the three months ended and nine months ended December 31, 2025 and 2024. For the three months ended December 31, 2025 and 2024, the Company did not recognize any stock-based compensation expense, net of forfeitures, related to PSUs. For the nine months ended December 31, 2025 and 2024, the Company recorded stock-based compensation expense (reversal) expense, net of forfeitures, related to PSUs of $(35) thousand and $(36) thousand, respectively.

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
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. At December 31, 2025 and March 31, 2025, the Company had invested the majority of its $26.9 million and $54.7 million cash and cash equivalents balance in money market funds which are classified within Level 1.

Note 8: Intangible and Other Assets, Net

Intangible assets and other assets, net consisted of the following (in thousands):

	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
December 31, 2025
Intangible Assets
Toll-free telephone number	Indefinite	$375	$–	$375	Indefinite
Internet domain names	Indefinite	485	–	485	Indefinite
Trade Names - PetCareRx	Indefinite	800	–	800	Indefinite
Customer Relationships -PetCareRx	7 years	6,700	(2,632)	4,068	4.25 years
Developed Technology - PetCareRx	3 years	3,000	(2,750)	250	0.25 years
		$11,360	$(5,382)	$5,978
Other Assets
Minority interest investment in Vetster	N/A	5,300	–	5,300	N/A

Balance December 31, 2025		$16,660	$(5,382)	$11,278

March 31, 2025
Intangible Assets
Toll-free telephone number	Indefinite	$375	$–	$375	Indefinite
Internet domain names	Indefinite	485	–	485	Indefinite
Trade Names - PetCareRx	Indefinite	1,400	–	1,400	Indefinite
Customer Relationships -PetCareRx	7 years	6,700	(1,914)	$4,786	5 years
Developed Technology - PetCareRx	3 years	3,000	(2,000)	$1,000	1 year
		$11,960	$(3,914)	$8,046
Other Assets
Minority interest investment in Vetster	N/A	5,300	–	5,300	N/A

Balance March 31, 2025		$17,260	$(3,914)	$13,346

Amortization expense for intangible assets was $0.5 million for both the three months ended December 31, 2025 and 2024. Amortization expense for intangible assets was $1.5 million for both the nine months ended December 31, 2025 and 2024. The indefinite life intangibles are not being amortized and are subject to an annual review for impairment in accordance with the ASC Topic 350 (“Goodwill and Other Intangible Assets”). The Company recorded a $0.6 million trade name impairment for the nine months ended December 31, 2025.
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
Note 10:     Changes in Shareholders’ Equity:
Changes in Shareholders’ Equity for the three and nine months ended December 31, 2025 is summarized below (in thousands):

	Common Stock		Additional Paid-In Capital	Retained Earnings
	Share	Amounts

Beginning balance at March 31, 2025:	20,657	$21	$18,560	$66,544
Net share settlement of restricted stock units	178	—	(28)	—
Stock based compensation	—	—	591	—
Dividends forfeited	—	—	—	1
Net loss	—	—	—	(34,152)
Ending balance at June 30, 2025:	20,835	$21	$19,123	$32,393
Net share settlement of restricted stock units	180	—	(209)	—
Stock based compensation expense	—	—	247	—
Net loss	—	—	—	(8,520)
Ending balance at September 30, 2025:	21,016	$21	$19,161	$23,873
Net share settlement of restricted stock units	367	—	—	—
Stock based compensation expense	—	—	255	—
Net loss	—	—	—	(10,553)
Ending balance at December 31, 2025:	21,383	$21	$19,416	$13,320

Changes in Shareholders’ Equity for the three and nine months ended December 31, 2024 is summarized below (in thousands):

	Common Stock		Additional Paid-In Capital	Retained Earnings
	Share	Amounts

Beginning balance at March 31, 2024:	21,149	$21	$25,146	$71,555
Cancellation of restricted stock, net	(548)	—	—	—
Stock based compensation (reversal)	—	—	(8,204)	—
Dividends forfeited	—	—	—	1,250
Net loss	—	—	—	3,754
Ending balance at June 30, 2024:	20,601	$21	$16,942	$76,559
Issuance of restricted stock, net	62	—	—	—
Stock based compensation expense	—	—	573	—
Dividends declared	—	—	—	4
Net income	—	—	—	2,326
Ending balance at September 30, 2024:	20,663	$21	$17,515	$78,889
Cancellation of restricted stock, net	(7)	—	—	—
Stock based compensation expense	—	—	452	—
Dividends declared	—	—	—	5
Net loss	—	—	—	(707)
Ending balance at December 31, 2024:	20,656	$21	$17,967	$78,187
There were 76,260 shares of common stock that were purchased for net settlement in the nine months ended December 31, 2025. There were no shares of common stock that were purchased or retired in the nine months ended December 31, 2024.
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

Note 11: Income Taxes

For the three months ended December 31, 2025 and 2024, the Company recorded an income tax provision of approximately $11 thousand and an income tax provision of approximately $0.5 million, respectively, and for the nine months ended December 31, 2025 and 2024, the Company recorded an income tax provision of $29 thousand and an income tax provision of $22 thousand, respectively. The effective tax rate for the three months ended December 31, 2025 was approximately (0.1)%, compared to approximately (192.1)% for the three months ended December 31, 2024, and the effective tax rate for the nine months ended December 31, 2025 was approximately (0.1)%, compared to approximately 0.4% for the nine months ended December 31, 2024. The effective tax rate for the three months ended December 31, 2025 differs from the statutory rate primarily as a result of the goodwill impairment and the Company maintaining a valuation allowance against the majority of our deferred tax assets.

As of December 31, 2025, the Company maintained a valuation allowance against the majority of our deferred tax assets for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and past financial performance.

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

In accordance with ASC 740, the effects of the new tax legislation are recognized in the period of enactment. Management has evaluated the provisions of the OBBBA, recalculated temporary differences, reassessed valuation allowances, and considered any necessary adjustments. Based on this evaluation, management concluded that the effects of the OBBBA are not material to the Company’s consolidated financial statements for the three and nine months ended December 31, 2025. Management will continue to monitor forthcoming guidance, interpretations, and technical clarifications to assess whether any future adjustments or additional disclosures may be required.
Note 12: Unsolicited and Non-Binding Acquisition Proposals
In December, 2025, the Company received public unsolicited and non-binding acquisition proposals to acquire all of the outstanding shares of the Company at prices ranging from $4 to $4.25 per share in cash, subject to various conditions such as due diligence and the execution of a mutually acceptable definitive agreement, but not subject to any financing contingency. The Company’s Board, consistent with its fiduciary duties and in consultation with its financial and legal advisors, are carefully reviewing and considering the acquisition proposals to determine the course of action that it believes is in the best interests of the Company and its stockholders.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2025, and our 2025 Form 10-K.

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

Restatement

As described in the explanatory note in Note 1 to the unaudited condensed consolidated financial statements, we have restated our consolidated financial statements and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Affected Periods.
Executive Summary
PetMed Express, Inc. and subsidiaries, d/b/a PetMeds®, and PetCareRx, Inc., a subsidiary of PetMed Express Inc., d/b/a PetCareRx® (collectively, the “Company”), is a leading nationwide direct-to-consumer pet pharmacy and online provider of prescription and non-prescription medications, foods, supplements, supplies and partner with providers to offer various vet services for dogs, cats and horses. PetMeds markets and sells directly to consumers through its websites, toll-free numbers, and mobile application. We offer consumers an attractive alternative for obtaining pet medications, foods, and supplies in terms of expertise, convenience, price, speed of delivery, and valued customer service.
Founded in 1996, our executive headquarters offices are currently located at 420 South Congress Avenue, Delray Beach, Florida 33445, and our telephone number is (561) 526-4444. We have a March 31 fiscal year end.
Presently, our product line includes approximately 7,200 of the most popular pet medications, health products and food for dogs, cats, and horses.
We market our products through national advertising campaigns which aim to increase the recognition of the “PetMeds®” brand name, and "PetCareRx" brand name, increase traffic to our websites at www.petmeds.com and www.petcarerx.com, acquire new customers, and maximize repeat purchases. Our sales consist of products sold mainly to retail consumers. The average purchase was approximately $97 for both the quarters ended December 31, 2025, and December 31, 2024.
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
During the three months ended June 30, 2025, the Company identified triggering events for the Company’s long-lived asset group. These triggering events included a downward revision to the Company’s forecast and a decrease in the Company’s market capitalization which fell below the Company’s carrying value for a sustained period beginning in the fourth quarter of fiscal 2025. As a result of the identified triggering events, the Company performed a recoverability test for the identified long-lived asset group. The undiscounted cash flow projections were based on estimates made by management of current and future strategic and operational plans and future financial performance projected using various assumptions regarding revenues, gross profits, operating expenses, and working capital through the remaining useful life of the primary asset in the asset group. The results of the test indicated that the carrying amounts for the long-lived asset group were expected to be recoverable. During the third quarter of fiscal year 2026, there was no impairment triggering event identified.
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
During the first quarter of our fiscal year ending 2026, because of the triggering events the Company performed the quantitative test which resulted in additional impairment related to the PCRx trade name of $0.6 million, due to a reduction in actual and forecasted revenues. During the third quarter of fiscal year 2026, there was no impairment triggering event identified.

In accordance with ASC 820, Fair Value Measurement, the fair value measurement, on a non-recurring basis, for the goodwill and trade name impairments are categorized as a Level 3 fair value measurement. This is due to the significant unobservable inputs used in the valuation, including the forecasted revenues, discount rate, and terminal growth rate, which require significant management judgment and estimation.
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
Results of Operations
The following should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in our unaudited Condensed Consolidated Statements of (Loss) Income:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024 As Restated	2025	2024 As Restated

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.5	69.0	71.8	69.4
Inventory write-down	5.2	—	1.6	—
Gross profit	23.3	31.0	26.6	30.6

Operating expenses:
General and administrative	30.0	20.8	28.9	14.8
Advertising	13.1	8.1	11.5	10.4
Depreciation and amortization	5.9	3.1	5.1	2.8
Impairment of goodwill and intangible assets	—	—	20.0	—
Total operating expenses	49.0	32.0	65.5	28.0

(Loss) income from operations	(25.7)	(1.0)	(38.9)	2.6

Total other (loss) income	(0.2)	0.4	(0.2)	0.5

(Loss) income before provision (benefit) for income taxes	(25.9)	(0.6)	(39.1)	3.1

Provision (benefit) for income taxes	—	0.9	—	—

Net (loss) income	(25.9)%	(1.5)%	(39.1)%	3.1%

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

The following tables present a reconciliation of net (loss) income, the most directly comparable GAAP measure, to adjusted EBITDA for each of the periods indicated:

	Three Months Ended		Increase (Decrease)
($ in thousands, except percentages)	December 31, 2025	December 31, 2024	$	%

Consolidated Reconciliation of GAAP Net Income to Adjusted EBITDA:

Net (loss) income	$(10,553)	$(707)	$(9,846)	1393%

Add (subtract):
Stock-based Compensation	255	452	(197)	(44)%
Income Taxes	11	465	(454)	(98)%
Depreciation and Amortization	2,399	1,586	813	51%
Interest Expense (Income), Net (2)	221	(28)	249	n/m
Acquisition/Partnership Transactions and Other Items	—	25	(25)	n/m
Employee Severance	9	209	(200)	(96)%
Professional Fees (1)	101	—	101	n/m

Adjusted EBITDA	$(7,557)	$2,002	$(9,559)	(477)%
(1) Related to the whistleblower investigation.
(2) Included in interest expense (income), net is $0.4 million of interest expense related to the sales tax liability and $0.2 million of interest income for the three months ended December 31, 2025. Included in interest expense (income), net is $0.4 million of interest expense related to the sales tax liability and $0.5 million of interest income for the three months ended December 31, 2024.

	Nine Months Ended		Increase (Decrease)
($ in thousands, except percentages)	December 31, 2025	December 31, 2024	$	%

Consolidated Reconciliation of GAAP Net Income to Adjusted EBITDA:

Net (loss) income	$(53,225)	$5,373	$(58,598)	n/m

Add (subtract):
Stock-based Compensation	1,093	(7,179)	8,272	n/m
Income Taxes	29	22	7	32%
Depreciation and Amortization	6,960	4,965	1,995	40%
Interest Expense (Income), Net (2)	745	(308)	1,053	n/m
Acquisition/Partnership Transactions and Other Items	—	205	(205)	n/m
Employee Severance	1,328	663	665	100%
Sales Tax Expense (Income)	—	(1,178)	1,178	n/m
Professional Fees (1)	3,242	—	3,242	n/m
Impairment of goodwill and intangible assets	27,258	—	27,258	n/m

Adjusted EBITDA	$(12,570)	$2,563	$(15,133)	(590)%
(1) Related to the whistleblower investigation.
(2) Included in interest expense (income), net is $1.5 million of interest expense related to the sales tax liability and $0.8 million of interest income for the nine months ended December 31, 2025. Included in interest expense (income), net is $1.2 million of interest expense related to the sales tax liability and $1.5 million of interest income for the nine months ended December 31, 2024
Three Months Ended December 31, 2025 Compared With Three Months Ended December 31, 2024 and Nine Months Ended December 31, 2025 Compared With December 31, 2024
Net Sales
Sales decreased by approximately $11.3 million, or 21.7%, to approximately $40.7 million for the quarter ended December 31, 2025, compared to approximately $52.0 million for the quarter ended December 31, 2024. Sales decreased by approximately $40.0 million, or 22.7%, to approximately $136.2 million for the nine months ended December 31, 2025, compared to approximately $176.2 million for the nine months ended December 31, 2024. The decrease in sales for the quarter ended and nine months ended December 31, 2025 was primarily driven by a decline in prescription medication sales and higher consumer promotional usage.
Reorder sales decreased by approximately $10.2 million, or 23.0%, to approximately $34.0 million for the quarter ended December 31, 2025, compared to approximately $44.2 million for the quarter ended December 31, 2024. Reorder sales decreased by approximately $33.0 million, or 22.6%, to approximately $112.7 million for the nine months ended December 31, 2025, compared to approximately $145.7 million for the nine months ended December 31, 2024. The decrease in reorder sales for the three and nine months ended December 31, 2025 is primarily due to a decline in prescription medication sales.
New order sales decreased by approximately $0.9 million or 15.5%, to approximately $5.0 million for the quarter ended December 31, 2025, compared to $6.0 million for the quarter ended December 31, 2024. New order sales decreased by approximately $5.7 million or 23.4%, to approximately $18.6 million for the nine months ended December 31, 2025, compared to $24.3 million for the nine months ended December 31, 2024. The decrease for the quarter ended December 31, 2025 in new order sales is primarily due to less efficient variable marketing spend. The decrease for the nine months ended December 31, 2025 in new order sales is primarily due to decreased and less efficient variable marketing spend.
We acquired approximately 59,000 new customers for the quarter ended December 31, 2025 compared to approximately 63,000 new customers for the quarter ended December 31, 2024. We acquired approximately 202,000 new customers for the nine months ended December 31, 2025 compared to approximately 260,000 new customers for nine months ended the December 31, 2024. The following tables illustrate revenue by various revenue classifications:

	Three Months Ended December 31,				Increase (Decrease)
Net Sales (in thousands)	2025	%	2024 As Restated	%	$	%

Reorder sales	$34,020	83.7%	$44,174	85.0%	$(10,154)	(23.0)%
New order sales	5,030	12.4%	5,954	11.5%	(924)	(15.5)%
Membership fees	1,610	4.0%	1,833	3.5%	(223)	(12.2)%

Total net sales	$40,660	100.0%	$51,961	100.0%	$(11,301)	(21.7)%

	Nine Months Ended December 31,				Increase (Decrease)
Net Sales (in thousands)	2025	%	2024 As Restated	%	$	%

Reorder sales	$112,733	82.8%	$145,687	82.7%	$(32,954)	(22.6)%
New order sales	18,607	13.7%	24,299	13.8%	(5,692)	(23.4)%
Membership fees	4,864	3.6%	6,226	3.5%	(1,362)	(21.9)%

Total net sales	$136,204	100.0%	$176,212	100.0%	$(40,008)	(22.7)%
The Company changed the definition of a new order sale on July 1, 2024, to include sales from customers who have not previously ordered from the Company over the past twelve months compared to the prior definition which was thirty-six months. The reorder and new order sales amounts for the three and nine months ended December 31, 2025, and the reorder and new order sales amounts for the three and nine months ended December 31, 2024 reflect this new definition.
Under the previous definition of a new customer, reorder and new order sales were $47.0 million and $3.1 million, respectively, for the three months ended December 31, 2024. Under the previous definition of a new customer, reorder and new order sales were $158.1 million and $11.8 million, respectively, for the nine months ended December 31, 2024.
Recurring net sales, which includes AutoShip & Save subscriptions, and membership- related revenue, as a percentage of total gross sales was 61.5% for the most recent quarter ended December 31, 2025, up from 56.2% for the same period last year.
Going forward, sales may be adversely affected due to increased competition and consumers giving more consideration to price. The changes in consumer behavior due to macroeconomic factors makes future sales somewhat challenging to predict. No guarantees can be made that sales will grow in the future.
Cost of Sales
Cost of sales decreased by approximately $4.6 million, or 12.9%, to approximately $31.2 million for the quarter ended December 31, 2025, from approximately $35.8 million for the quarter ended December 31, 2024. Cost of sales decreased by approximately $22.3 million, or 18.3%, to approximately $99.9 million for the nine months ended December 31, 2025, from approximately $122.3 million for the nine months ended December 31, 2024. Cost of sales, as a percentage of sales, was 76.7% for the quarter ended December 31, 2025, compared to 69.0% for the quarter ended December 31, 2024. Cost of sales, as a percentage of sales, was 73.4% for the nine months ended December 31, 2025, compared to 69.4% for the nine months ended December 31, 2024. The three and nine months ended December 31, 2025 includes the impact of the inventory write-down (see Note 2 for additional information). The year over year increase for cost of sales, as a percentage of sales for the three and nine months ended December 31, 2025 compared to the three and nine months ended December 31, 2024 was primarily due to the impact of the inventory write-down and higher promotional usage.
Gross Profit
Gross profit decreased by approximately $6.7 million, or 41.4%, to approximately $9.5 million for the quarter ended December 31, 2025, from approximately $16.1 million for the quarter ended December 31, 2024. Gross profit decreased by approximately $17.7 million, or 32.8%, to approximately $36.3 million for the nine months ended December 31, 2025, from approximately $53.9 million for the nine months ended December 31, 2024. The gross profit decreases for the quarter and nine months ended December 31, 2025 compared to the quarter ended and nine months ended December 31, 2024. The gross margin percentage decreased by approximately 7.8%, to approximately 23.3% for the quarter ended December 31, 2025, from approximately 31.0% for the quarter ended December 31, 2024. The gross margin percentage decreased by approximately 4.0%, to approximately 26.6% for the nine months ended December 31, 2025, from approximately 30.6% for the nine months ended December 31, 2024. The decrease in gross profit and gross margin percentage for the three and nine months ended December 31, 2025 compared to the three and nine months ended December 31, 2024 were primarily due to the impact of the inventory write-down, higher consumer promotional usage and lower sales.
General and Administrative Expenses
General and administrative expenses increased by approximately $1.4 million, or 13.1%, to approximately $12.2 million for the quarter ended December 31, 2025, from approximately $10.8 million for the quarter ended December 31, 2024. General and administrative expenses increased by approximately $13.2 million, or 50.3%, to approximately $39.3 million for the nine months ended December 31, 2025, from approximately $26.2 million for the nine months ended December 31, 2024.
The increase to general and administrative expenses for the quarter ended December 31, 2025 was mainly due to a $2.0 million increase in professional fees, a $0.4 million increase in enterprise business system related expenses, offset by a $0.2 million decrease in bank service fees, a $0.2 million decrease in payroll severance and a $0.6 million decrease in other general and administrative expenses.
The increase to general and administrative expenses for the nine months ended December 31, 2025 was primarily due to a $8.3 million increase in stock-based compensation expense primarily associated with executive departures, a $5.1 million increase in professional fees, of which $3.2 million were related to the whistleblower investigation, a $1.1 million increase in enterprise business system related expenses, a $0.7 million increase from payroll severance, $1.3 million increase in other general and administrative expenses primarily related to Illinois sales tax settlement gain in the nine months ended December 31, 2024, offset by a $1.7 million decrease in payroll and payroll related expenses, $1.0 million decrease in bank services fees, and $0.5 million decrease in other general and administrative expenses.
As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025, on October 7, 2025, the Company publicly reported the conclusion of the previously disclosed investigation by the Audit Committee of the Company’s Board of Directors. Total costs incurred in connection with the investigation through the nine months ended December 31, 2025, were approximately $4.5 million, consisting of $3.3 million of legal and professional fees and $1.2 million of severance-related costs. These amounts were recorded within general and administrative expenses in the Condensed Consolidated Statements of Operations. The Company does not expect to incur additional material costs related to the investigation.
Advertising Expenses
Advertising expenses increased by approximately $1.1 million, or 26.7%, to approximately $5.3 million for the quarter ended December 31, 2025, from approximately $4.2 million for the quarter ended December 31, 2024. The increase for the quarter ended December 31, 2025 can mainly be attributed to higher gross media spend. Advertising expenses decreased by approximately $2.6 million, or 14.2%, to approximately $15.7 million for the nine months ended December 31, 2025, from approximately $18.3 million for the nine months ended December 31, 2024. The decrease for the nine months ended December 31, 2025 can be mainly attributed to lower gross media spend. As a percentage of sales, advertising expense was 13.1% and 8.1% for the quarters ended December 31, 2025 and 2024, respectively. As a percentage of sales, advertising expense was 11.5% and 10.4% for nine months ended December 31, 2025 and 2024, respectively. The advertising percentage may fluctuate quarter to quarter due to seasonality and advertising availability.

The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $90 for the quarter ended December 31, 2025 compared to $66 for the quarter ended December 31, 2024. The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $78 for the nine months ended December 31, 2025 compared to $70 for the nine months ended December 31, 2024. The increase to customer acquisition costs for the quarter and nine months ended December 31, 2025, was due to less efficient variable marketing spend. The advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, spending, and price competition. Historically, the advertising environment fluctuates due to supply and demand. A more favorable advertising environment may positively impact future sales, whereas a less favorable advertising environment may negatively impact future sales.
Depreciation and Amortization
Depreciation and amortization expense was $2.4 million and $1.6 million for the quarters ended December 31, 2025 and December 31, 2024, respectively. Depreciation and amortization expense was $7.0 million and $5.0 million for the nine months ended December 31, 2025 and December 31, 2024, respectively.
Other (Expense) Income, Net
Other (expense) income, net decreased to approximately $(0.1) million for the quarter ended December 31, 2025 compared to approximately $0.2 million for the quarter ended December 31, 2024. Other (expense) income, net decreased to approximately $(0.2) million for the nine months ended December 31, 2025 compared to approximately $0.9 million for the nine months ended December 31, 2024. The decrease to other (expense) income for the quarter and the nine months ended December 31, 2025 was due to lower invested balances, and higher interests expense accrual on sales tax liabilities. Interest income may decrease in the future based on several factors, including utilization of our cash balances on future investments or partnerships, or on our operating activities. Additionally, interest income could increase or decrease if the current interest rate environment changes.
Provision for Income Taxes

For the quarters ended December 31, 2025 and 2024, the Company recorded an income tax provision of approximately $11 thousand and a tax provision of approximately $0.5 million, respectively. For the nine months ended December 31, 2025 and 2024, the Company recorded an income tax provision of approximately $29 thousand and a tax provision of approximately $22 thousand, respectively The increase in the tax provision for the three and nine months ended December 31, 2025 is related to the cancellation of the former CEO’s performance stock units resulting in additional $8.7 million of income during the period. The effective tax rate for the quarter ended December 31, 2025 was approximately (0.1)%, compared to approximately (192.1)% for the quarter ended December 31, 2024. The effective tax rate for the three months ended December 31, 2025 differs from the statutory rate primarily as a result of the goodwill impairment and the Company maintaining a valuation allowance against the majority of our deferred tax assets.
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
Current Sources of Liquidity
Our working capital at December 31, 2025 and March 31, 2025 was $6.3 million and $16.1 million, respectively. The $22.4 million decrease in working capital was attributable to the $30.4 million decrease in current assets, primarily cash, which were partially offset by the $8.0 million decrease in current liabilities, primarily accounts payable and deferred revenue. Net cash used in operating activities was $23.7 million for the nine months ended December 31, 2025, compared to cash used in operating activities of $2.3 million for the nine months ended December 31, 2024. The $21.4 million decrease in cash used in operating activities is due to the $58.6 million decrease in net income reduced by $39.5 million of non-cash operating adjustments and partially offset by the $2.3 million decrease in current liabilities net of current assets excluding cash. Net cash used in investing activities was $3.9 million for the nine months ended December 31, 2025, compared to $2.7 million used in investing activities for the nine months ended December 31, 2024. Net cash used in financing activities was $0.3 million and $0.2 million for the nine months ended December 31, 2025 and the nine months ended December 31, 2024, respectively.
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
As of December 31, 2025, we had $0.7 million in outstanding lease commitments assumed as part of the PetCareRx acquisition for the leases on two buildings. Other than the foregoing leases, we are not currently bound by any material long-term or short-term commitments for the purchase or lease of capital expenditures. Any material amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any future increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Our primary source of working capital is cash from operations. We presently have no alternative sources of working capital and have no commitments.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and cash equivalents. At December 31, 2025, we had $26.9 million in cash and cash equivalents, and the majority of our cash and cash equivalents generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and cash equivalents. It would also impact the market value of our cash and cash equivalents. Our cash and cash equivalents are subject to market risk, primarily interest rate and credit risk. Our cash and cash equivalents are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by maintaining cash in federally-insured bank deposit accounts and restricting cash equivalents to highly-liquid investments with maturities of three months or less. We do not hold any derivative financial instruments that could expose us to significant market risk. At December 31, 2025, we had no debt obligations.
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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this report (the “Evaluation Date”) was performed under the supervision and with participation of management, including our Interim Chief Executive Officer and Interim Principal Financial Officer. Based upon that evaluation, our Interim Chief Executive Officer and Interim Principal Financial Officer concluded as of the Evaluation Date, that our disclosure controls and procedures were not effective as of December 31, 2025 because of certain material weaknesses in internal control over financial reporting, as described in Item 9A, “Controls and Procedures” of our fiscal 2025 Form 10-K.

Changes in Internal Control Over Financial Reporting

Under Exchange Act Rules 13a-15(d) and 15d-15(d), management is required to evaluate, with the participation of our principal executive officer and principal financial officer, any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As discussed in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A, “Controls and Procedures” of our 2025 Form 10-K, we identified unremediated material weaknesses as of March 31, 2025 and subsequent thereto that had not been remediated as of December 31, 2025.

Management, with the oversight of the Audit Committee of our Board, continues to dedicate resources and efforts to improve our internal controls over financial reporting.

During fiscal 2026, management has continued implementing the remediation actions outlined in the Company’s fiscal 2025 Form 10-K filed on October 14, 2025, “Remediation Plan and Status” under Item 9A, including executing ITGCs across key financial reporting systems (such as user access reviews and change management), operating enhanced controls over income and sales tax calculations with third-party specialist support, applying strengthened procedures and external review for complex accounting matters, reinforcing governance oversight and tone at the top through ongoing Board and Disclosure Committee involvement, enhancing controls and cross-functional oversight over revenue recognition, and implementing improved review and training procedures related to cooperative advertising and vendor reimbursement arrangements.

The Company is committed to maintaining a strong internal control environment. Additional remediation measures continue to be considered and will be implemented as appropriate. The Company will continue to assess the effectiveness of our remediation efforts in connection with its evaluations of internal control over financial reporting. However, we will not be able to conclude that we have completely remediated the material weaknesses until the applicable controls are fully implemented and operated for a sufficient period of time and management has concluded, through formal testing, that the remediated controls are operating effectively.

Other than as disclosed in the “Remediation Plan and Status” under Item 9A. Controls and Procedures in the fiscal 2025 Form 10-K and as noted in the preceding paragraphs, during the most recent fiscal quarter of Fiscal 2026, there were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.    OTHER INFORMATION.
(a) and (b)
Not applicable.

(c)
During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1	Interim Executive Employment Agreement, dated October 20 2025, between the Company and Leslie C.G. Campbell (incorporated by reference to Exhibit 10.1 to our Form 8-K filed October 21, 2025).
10.2
Change of Control and General Severance Agreement, dated November 26, 2025, between PetMed Express, Inc. and Douglas Krulik (incorporated by reference to Exhibit 10.1 to our Form 8-K filed November 26, 2025).

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

Date: February 5, 2026

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
DECEMBER 31, 2025
________________________
EXHIBITS
________________________