Form 10-K
period 2026-03-31
PETMED EXPRESS INC
filed 2026-06-02
CIK 1040130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2026
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of September 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $46.0 million based on the closing sales price of the registrant’s Common Stock on that date, as reported on the NASDAQ Global Select Market.
The number of shares of the registrant’s Common Stock outstanding as of May 22, 2026 was 21,365,782.
DOCUMENTS INCORPORATED BY REFERENCE
Information to be set forth in our proxy statement relating to our 2026 Annual Meeting of Shareholders is incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended March 31, 2026.

PETMED EXPRESS, INC.
March 31, 2026 Annual Report on Form 10-K

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

NOTE REGARDING COMPANY REFERENCES
When used in this Annual Report on Form 10-K, unless otherwise stated or the context otherwise indicates, "PetMed Express," “PetMeds,” "PetMed," "the Company," "we," "our," and "us" refers collectively to PetMed Express, Inc. and its direct and indirect wholly owned subsidiaries, taken as a whole. "PetCareRx" refers to PetCareRx, Inc., a wholly owned subsidiary of PetMed Express, Inc.
ITEM 1. BUSINESS
GENERAL

PetMed Express, Inc. and subsidiaries, d/b/a PetMeds®, and as parent company of PetCareRx®, is a pioneer in pet healthcare, building a consumer-first digital platform in 1996 that transformed the way customers fulfill pet medications. Thirty years later, as a leading nationwide direct-to-consumer pet health and wellness retailer, the Company markets and sells directly to consumers through its websites (Petmeds.com and PetCareRx.com), customer contact centers, and mobile applications (iOS and Android). The Company provides access to top branded pharmaceuticals, generic medications, compounded prescription medications, over-the-counter (OTC) health and wellness products, prescription and non-prescription food, pharmacy fulfillment, and personalized AutoShip capabilities. Our digital platform offers pet healthcare solutions for a broad range of chronic conditions, including those related to allergies, arthritis, anxiety, kidneys, hyperthyroidism, and others for cats, dogs, and horses. We also offer access to a range of non-prescription health and wellness products and Rx food, non-Rx food, and treats. PetMeds and PetCareRx receive the pet’s order through our websites and mobile applications and connect to the customer's licensed veterinarian for prescription approval. Through our content website, pethealthmd.com, consumers can access educational articles for any health-related questions regarding their pets. The Company offers consumers an attractive alternative for obtaining pet medications, foods, and supplies in terms of convenience, price, speed of delivery, and valued customer service. For 30 years, PetMeds has been a trusted partner in pet health, delivering expert-backed products and pharmacy care to families.

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

Since 1996, PetMeds has been serving as a trusted source for pet health across North America. In April 2023, we acquired PetCareRx, Inc. (“PetCareRx”), an online supplier of pet medications, foods, and supplies based in New York. This acquisition added a catalog of prescription ("Rx") and non-Rx food and supplies, allowing us to expand beyond our core offering of pet prescriptions. Since this acquisition, we provide a more extensive selection of premium food, supplements, treats, and other pet supplies. Together, our brands are dedicated to delivering exceptional science-backed, veterinarian approved products from quality suppliers, making it easier for families to address preventive and chronic health needs and support the longevity of their companion animals.

Over the years, our organization has made investments in our pharmacies to ensure regulatory compliance, accreditations, and operational excellence which include implementing a rigorous verification process from order to shipment to ensure top quality control. Employing licensed pharmacists and a 50-state licensed Pharmacist-in-Charge for each of our two pharmacy locations, allows us to provide focused and specialized care backed by expertise. We continuously monitor and update our regulatory licenses in every state, as well as the U.S. Virgin Islands. Our pharmacies are accredited by the National Association of Boards of Pharmacy ("NABP") and LegitScript and are focused on compliance with all federal and state regulatory requirements.

As a core service to our customers, pet owners have the ability to contact our customer support agents and pharmacists for assistance with their animals' wellness needs via telephone, chat, text and email. Additionally, we offer extended services including employee benefits programs, through our partner Pet Synergy Group's program, PetAssure.

OUR INDUSTRY

Our business focuses on a specific segment of the pet industry: pet health for dogs, cats, and horses. Within this segment, our merchandise categories include prescription medications, generic medications, over-the-counter (OTC) solutions, vitamins and supplements, prescription food, non-prescription food, and a comprehensive assortment of pet supplies including treats. According to the American Pet Products Association 2026 State of the Industry Report, total U.S. pet industry spend grew by 4% to approximately $158 billion in 2025. This expansion was driven primarily by $68 billion in food and treats, $41 billion in veterinary care and services, and $34 billion in supplies and medications. The "humanization" of pet healthcare continues to increase the demand for pet wellness products and presents significant potential for us to expand our footprint and capture a larger share of this thriving market.

THE PET CONSUMER

According to the PetSmart Charities-Gallup State of Pet Care recent study, which surveyed approximately 2,500 U.S. dog and cat:
•More than half of U.S. pet owners surveyed skipped or declined veterinary care in the past year with financial barriers cited as the leading deterrent.

•Financial constraints act as a universal deterrent, impacting pet owners consistently across all age, race, and income demographics.

•Rising costs have led to significant declines in treatment compliance, with many owners forgoing diagnostics, preventive care, and necessary medications.

Based on the items from the above report:

•We are executing a series of strategic initiatives that enhance customer experience, optimize operational efficiency, and leverage innovation to drive long-term shareholder value.

•We believe that a high level of customer care and support has been and continues to be critical in retaining and expanding our customer base. We are redefining the customer journey by leveraging modern technology and Artificial Intelligence ("AI") to personalize the customer experience. This is surfaced through recommended products across our catalog, our robust AutoShip program and a hassle-free prescription approval process designed to make life easier for the customer.

•To cater to a diverse range of budgets, we sell products at multiple price points and offer promotions to ensure that every customer can find products that meet their needs and preferences.

•We offer AutoShip options for many of our products, ensuring convenient and consistent compliance for pets.

•Looking ahead, our strategy focuses on deepening customer trust and expanding our market footprint through three key pillars: loyalty and retention through a comprehensive loyalty program designed to provide enhanced incentives and exclusive value to the customers who choose PetMeds for their pet care needs; strategic B2B partnerships that leverage our existing infrastructure to provide end-to-end pharmacy fulfillment to offer seamless Rx services to pet-owning customers; and improved content and education to highlight the critical importance of pet medication compliance to ensure pet parents have the knowledge to keep their companions healthy year round.

More than 1.9 million customers have purchased from us within the last three fiscal years, including customers acquired in April 2023 as a part of our PetCareRx acquisition. We attracted approximately 266,000 and 351,000 new customers in fiscal 2026 and 2025, respectively. Our customers are located throughout the United States, with approximately 50% of customers residing in Florida, California, Texas, New York, North Carolina, Pennsylvania, Virginia and Georgia. The average order value increased slightly year over year and was approximately $98 for fiscal 2026 and $97 for fiscal 2025.
PRODUCTS AND SERVICES

PetMeds offers a wide array of products and services dedicated to pet health and wellness. As a licensed online pharmacy, we provide medications for dogs, cats, and horses, ensuring that pets receive the necessary treatments prescribed by their veterinarians.

We address the most common conditions - allergies, arthritis, and anxiety and offer prescriptions for more chronic conditions such as heartworm, dermatitis, thyroid, diabetes, pain medications, heart/blood pressure, and other specialty medications. A large percentage of our business is selling flea and tick preventatives through Rx and OTC supplements and sprays. In addition, we stock a variety of OTC medications as alternatives or additions to prescriptions that include bone and joint care products, vitamins, treats, nutritional supplements, hygiene products and other health-related supplies. PetMeds also offers the best-named brands in premium pet foods and treats including veterinary prescription Rx diets. Our exclusive range of private label products, including joint enhancers, vitachews, shampoos and flea and tick prevention offers exceptional value to our customers at a high margin. Our results of operations may fluctuate seasonally and regionally based on weather patterns, which influence the timing of pest pressures and the resulting demand for our parasite protection products.

To obtain prescription medications, customers place the order online, they then provide their veterinarian's details at checkout, and PetMeds handles the entire end-to-end verification process before shipping. Additionally, PetMeds has veterinary pharmacists and technicians on staff to answer pet owners' medication-related questions, aiming to be a trusted resource for pet health needs.

Pet Health Customer Care Specialists - Customer Contact Center

We believe that delivering a high level of customer care and support is critical to retaining and expanding our customer base. Our customer care specialists receive ongoing training under the supervision of dedicated training managers across a broad range of topics, including product knowledge, technology tools, customer service best practices, and the relationship between our Company and veterinarians.

Our customer contact center specialists respond to customers through e-mail, text, phone, and live web chat regarding products, order status, pricing, and shipping. Following the consolidation of our two branded teams and the implementation of a best-in-class technology provider, our customer care specialists are able to work more efficiently while continuing to deliver high-quality service and support. These enhancements help maximize productivity and provide a seamless, responsive, and personalized customer experience.

Holistic Wellness Services

Pet Telemedicine: The Company engages in partnerships to provide telemedicine services, with the convenience of consultations, diagnoses and in certain states, prescriptions from board-certified veterinarians all from the comfort of their homes.

Employer Offered Pet Benefits: We continue to develop partnerships that allow us to be part of employer bundled services, offering discounted pet care solutions that provide participating companies' employees with access to our membership programs through their respective company employee benefits offerings. These membership programs include a variety of exclusive PetPlus perks which includes discounts for more than 700,000 partners, a special discount for pet sitting services, the ability to pick up your prescriptions from your local pharmacy, and free 24/7 virtual vet support and delivery services.

STRATEGY

The Company is focused on driving sustainable growth and enhancing our competitive moat. Our forward-looking strategy is centered on transitioning from a traditional e-commerce provider to a best-in-class pharmacy provider, supported by a scalable, technology-driven infrastructure. We are prioritizing investments in the modernization of our technology stack, specifically our e-commerce architecture and cloud environments, to enhance operational agility and improve the customer experience. Central to this evolution is an emphasis on clinical compliance; we are expanding our educational initiatives to drive customer adherence for critical preventative medications, such as flea, tick, and heartworm treatments, promoted through our AutoShip program thereby increasing recurring revenue and improving pet health outcomes. Furthermore, we are diversifying our revenue streams by offering our proprietary pharmacy fulfillment and licensing capabilities to strategic partners who lack the regulatory infrastructure to serve the pet health market directly. Concurrently, we intend to partner with veterinarians and clinics to provide integrated pharmacy fulfillment services, enabling them to leverage our logistics and dispensing expertise to better serve their patients. Complementing these growth levers is the development of a robust loyalty and membership program designed to incentivize long-term retention and optimize customer lifetime value. We plan to leverage our 30 years of pet profile data to continue to personalize the customer experience online and through our mobile apps. We believe these purposeful investments in the foundation of our core business as a pharmacy will drive sustainable competitive advantages and long-term shareholder value.

DISTRIBUTION CHANNELS

We market and sell our products and services through three primary distribution channels:

1E-commerce Websites – Through our owned and operated websites and mobile applications, including PetMeds.com and PetCareRx.com, we offer customers convenient and accessible platforms to purchase prescription and non-prescription pet medications, food, and wellness products.

Key features of our websites include AutoShip subscriptions (approximately 62.6% of our sales were generated via our AutoShip and membership program in our 4th quarter ended March 31, 2026), "ask-the-vet" services, VetLive consultations, live web chat, easy refill medication reminders, a local veterinarian finder, and express checkout options.

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

We are also currently investing in enhancements to our digital platforms to further personalize the customer journey, by curating product recommendations based on customer interests and shopping behavior, optimizing navigation and conversion, and ensuring a seamless omnichannel experience across web, mobile, and customer service touchpoints.

Marketing and Lifecycle Engagement

For fiscal 2026 and 2027, we have transitioned to a unified marketing and merchandising organizational structure, integrating our buying, merchandising, and marketing functions into a single cohesive unit. This alignment allows us to synchronize the end-to-end customer journey, ensuring the strategic procurement of the right product mix is seamlessly coupled with targeted marketing and high-conversion site merchandising. By eliminating departmental silos, we aim to deliver a frictionless experience that more effectively converts and retains customers across our PetMeds and PetCareRx marketing strategy.

We have focused our marketing investments on the channels that drive the highest ROI to the business which means we have shifted our dollars away from top of funnel spend and reallocated towards mid-to-lower funnel activities. A primary pillar of our strategy is the enhancement of customer retention and lifetime value through more personalized and targeted email marketing and the future launch of a robust loyalty program. In addition, we aim to expand our AutoShip program through enhanced incentives to encourage prescription compliance. These initiatives are designed to deepen customer engagement and drive recurring revenue.

Further, we are prioritizing maximizing customer LTV (Lifetime Value) and improving our NSPAC (Net Sales Per Active Customer) by deploying sophisticated cross-selling and upselling initiatives throughout the customer journey. By leveraging personalized data insights to pair preventative medications with complementary health products, we aim to increase basket size and capture a greater share of total pet wellness spend. We believe this integrated approach targeting cats, dogs, and horses across all life stages will improve conversion rates, strengthen brand equity ad drive sustainable incremental revenue.

Through social platforms like Instagram and Facebook, we educate and inspire our community with:
•Short-form videos on pet wellness
•Educational content related to pet medications or health conditions
•Lighthearted and funny pet-related and relatable content.

Additionally, Pethealthmd.com, our blog and pet health library, serves as an SEO traffic hub, continuously updated with articles covering pet behavior, nutrition, pharmaceutical and natural remedies.

The Company aims to create a best-in-class marketing operation through a continuous test-and-learn approach as we progress into fiscal 2027. This will be visible across all customer touchpoints.
OVERVIEW OF PHARMACY OPERATIONS

The Company’s pharmaceutical operations are conducted at its facilities in Lynbrook, New York, and Delray Beach, Florida. Licensed pharmacists supervise these operations, overseeing every prescription's fulfillment. Every prescription we dispense is patient-specific and prescribed by a licensed veterinarian. To facilitate broad market access and ensure regulatory adherence, the Company maintains pharmacy licensure in all 50 U.S. states. All facilities are subject to periodic regulatory audits; to date, the Company has passed all Department of Health inspections at both the Lynbrook and Delray Beach locations.

The Company’s mail-order infrastructure adheres to rigorous industry standards. We hold the Healthcare Merchant Accreditation from the National Association of Boards of Pharmacy (NABP) and maintain LegitScript Accreditation. These certifications attest to the Company’s compliance with state and federal regulations governing the digital pharmacy landscape and the interstate shipment of patient-specific prescription medications.

All medications are dispensed pursuant to a valid veterinary order and are subject to a mandatory clinical verification process. Our pharmacists review each prescription to ensure precise compliance with the medication, dosage, and administration requirements specified by the prescribing veterinarian. At a minimum, the following data components must be validated before filling each prescription: comprehensive pet information, specific medication data (including strength, quantity, and dosage form), the prescribing veterinarian’s name, manner and frequency of administration, and any other information required by law.

Items are then picked and packaged in accordance with patient-specific requirements and applicable pharmaceutical standards. Prior to dispatch from the facility, all prescriptions undergo a final review by a licensed pharmacist to ensure accuracy and regulatory compliance. The Company utilizes third-party shipping carriers to execute national distribution, delivering pharmaceutical products across all 50 states.
SOURCING OF MERCHANDISE INVENTORY

We maintain a diverse supply chain, sourcing inventory from a broad network of pharmaceutical manufacturers and domestic distributors specializing in prescription medications, therapeutic food, and health and wellness products. In fiscal 2026, we managed a comprehensive catalog of thousands of SKUs, with approximately 88% of our inventory spend concentrated among ten primary suppliers. We believe these strategic partnerships are fundamental to our operational stability, and we focus on deepening these relationships to ensure a consistent and reliable supply of critical health products for our customers.

A key component of our growth strategy is the prioritization of direct-to-manufacturer relationships with leading global pharmaceutical companies. By sourcing both prescription and over-the-counter (OTC) medications directly from the manufacturer, we enhance our supply chain transparency, secure preferential inventory allocations, and ensure the authenticity and quality of our product offerings. These direct partnerships allow us to be a first-to-market provider of the latest pet health solutions while mitigating the risks associated with third-party distribution. We continue to invest in these long-term alliances to reinforce our commitment to product reliability and to maintain our competitive position in the animal health industry.
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
INFORMATION AND DIGITAL TECHNOLOGY SYSTEMS

We utilize a combination of Company-owned and third-party-operated information systems to support our core business functions. These integrated systems provide capabilities across retail operations, merchandising, human resources, and financial reporting. Supported functional areas include digital commerce, inventory management, customer care, supply chain logistics, demand planning, sourcing, payroll, workforce scheduling, and general ledger management.

In fiscal 2026 and 2027, we continue to invest in modernizing and optimizing our technology infrastructure to improve operational efficiency, scalability, and resilience. These investments are focused on strengthening our overall technology ecosystem, including enhancements to our enterprise resource planning ("ERP") environment, customer engagement platforms, and data infrastructure. We are also advancing capabilities across pharmacy operations, fulfillment technologies, and MarTech platforms, including loyalty and membership programs designed to improve retention and customer LTV. Additionally, we are continuously enhancing our AutoShip programs and analytics capabilities to enable more personalized experiences and faster, data-driven decision-making across the organization

These efforts include continued enhancements across our e-commerce platforms, data and analytics infrastructure, ERP environment, call center platforms, order management systems (OMS), pharmacy systems, and fulfillment and inventory management capabilities. During the first quarter of fiscal 2027 we have implemented certain modules of a new ERP system and will continue to implement other components of the new system, which has replaced, and will continue to replace, legacy operating and financial systems.

A key priority for fiscal 2027 is modernizing our customer engagement capabilities, including expanding & automating call center solutions to unify interactions across phone, chat, and digital channels. We're also investing in our loyalty and membership programs to strengthen customer engagement, increase retention, and drive repeat purchases.

We're expanding our platform to support white-label solutions and pharmacy-as-a-service offerings, enabling partners to leverage our pharmacy infrastructure, fulfillment, and digital experience as part of their B2B growth strategy. These initiatives will help us reach more customers beyond direct-to-consumer channels and generate new revenue through strategic partnerships.

We're focused on simplifying and integrating our business processes, speeding up innovation, and strengthening system resilience and scalability. By continuing to unify our digital ecosystem, including platforms, data, and operational workflows, we are building a robust foundation to support seamless, personalized customer experiences across all channels.

These ongoing investments help the Company respond to changing market dynamics, deliver efficient, tailored customer journeys, and maintain high service reliability and performance.
COMPETITION
We operate in a rapidly evolving, highly competitive, and fragmented business environment. Our competitors include veterinarians, local and national chain specialty retailers, and vendors' own e-commerce stores. Several large retailers have recently announced entrance into the pet pharmacy space. Additionally, consumers' discretionary spending on pets extends to categories like apparel, grooming, boarding, and dog-walking. Operating in a highly competitive industry environment can cause the Company to engage in greater than expected promotional activity at times, which would result in pressure on average unit retail pricing and gross profit.

Our distinct advantage lies in our 30 years of expertise, delivered through our team of highly qualified pharmacists and technicians with specialized training in veterinary pharmacology that are licensed across all fifty states. These teams execute a rigorous verification process and are compliant with all federal regulations set by the FDA and DEA. PetMeds and PetCareRx's pharmacies are accredited by the NABP and LegitScripts. In addition to our deeply experienced pharmacists and technicians, our Customer Care team is comprised of many longtime employees as well as new talent, all of whom share a passion for pets and who exemplify our commitment to delivering high-quality products and personalized service to our customers. This combination of quality, expertise, passion and efficiency sets us apart in the marketplace.
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

To ensure our employees have the opportunity to develop and excel, human capital management is a top priority for our executives and Board of Directors, as evidenced by the expansion of the Compensation Committee to the Compensation and Human Capital Committee. We are dedicated to identifying and nurturing the talent necessary for our long-term success. We are intentional about fostering a workplace where employees are encouraged to build their skills and explore opportunities for advancement. This includes access to a variety of resources to enhance their skills and advance their careers, including mentorship programs, individual development opportunities, education reimbursement, and exposure to cross-functional projects that provide diverse experiences.

Additionally, we offer functional management training, educational opportunities, certification programs, and educational assistance to support our future leaders in their professional growth.

We pride ourselves on maintaining a strong corporate culture that upholds high standards of ethics and compliance. Our Code of Business Conduct and Ethics outlines the principles that guide the behavior of our employees, officers, directors, and vendors. All of our employees, officers and directors are required to complete Code of Business Conduct training on an annual basis. To ensure adherence to these standards, we maintain a whistleblower policy and an anonymous hotline for confidential reporting of any suspected policy violations or unethical conduct. Furthermore, all staff members are required to complete anti-harassment training.

By fostering a supportive and inclusive environment, we empower our employees to thrive both professionally and personally, driving our company forward and making a meaningful impact in our communities.

As of March 31, 2026, we had 189 full-time employees. None of our employees are represented by a labor union or governed by any collective bargaining agreements. We consider relations with our employees to be good. The majority of our employees are connected to our Delray Beach, Florida headquarters and distribution center. Many of our personnel are currently working remotely or in a hybrid work model with the exception of essential on-site workers.

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

Our current product line contains approximately 6,400 SKUs. A significant portion of PetMeds sales is attributable to products representing approximately 100 SKUs, including the most popular flea and tick, and heartworm preventative brands. We need to properly manage our inventory to provide an adequate supply of these products and avoid excessive inventory of the products representing the balance of the SKUs. We generally place orders for products with our suppliers based upon our internal estimates of the amounts of inventory we will need to fill future orders. These estimates may be significantly different from the actual orders we receive.
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
While we ship pet medications to customers in all 50 states, approximately 50% of our sales for the fiscal year ended March 31, 2026, were made to customers located in the states of Florida, California, Texas, New York, Pennsylvania, North Carolina, Virginia and Georgia. If for any reason our license to operate a pharmacy in one or more of those states should be suspended or revoked, or if it is not renewed, our ability to sell prescription medications to residents of those states would cease and our financial condition and results of operations in future periods would be materially adversely affected.

We have direct buying relationships with major pet medication manufacturers and distributors each contractual relationship depends on our compliance with each respective manufacturer’s minimum advertised pricing policies (MAPP).
The Company maintains direct purchasing relationships with major pet medication manufacturers and distributors. These relationships entitle the Company to buy directly from the manufacturer under the terms and conditions of a purchasing agreement which dictates purchase pricing of inventory and criteria to obtain additional discounts and rebates. The terms of these agreements also require the Company to comply with the manufacturers’ MAPP. Each advertisement and/or promotion of a product below the MAPP price, should they occur, would be a violation of the policy. This policy applies to all advertisements of products in all media including, without limitation, flyers, posters, coupons, mailers, inserts, newspapers, magazines, on-line catalogs, mail order catalogs, public signage and all Internet or similar electronic media, television, radio and public signage, including websites, email newsletters, forums, and auction sites.

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
We have direct purchasing relationships with major pet medication manufacturers and distributors, from the majority of which we purchase significant quantities of pet medication products. We do maintain annual purchasing contracts with these major manufacturers. While we believe that our supplier relationships are good, a supplier could discontinue selling to us at any time, or stop paying cooperative fees to us at any time. The loss of any of our key suppliers of pet medications offered by us, or the loss of vendor cooperative payments, would have a negative impact on our business, financial condition, and results of operations.
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
We rely on a combination of trademarks, trade secrets, copyright laws, and contractual restrictions to protect our intellectual property rights. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our proprietary property, including our non-prescription private label or generic equivalents, when and if developed, as well as aspects of our sales formats, or to obtain and use information that we regard as proprietary, including the technology used to operate our websites and our content, and our trademarks. Litigation or proceedings before the United States Patent and Trademark Office or other bodies may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain names, or to determine the validity and scope of the proprietary rights of others. Any litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business and operating results. Third parties may also claim infringement by us with respect to past, current, or future technologies or intellectual property particularly with the use or adoption of new and emerging technologies such as AI. We expect that participants in our market will be increasingly involved in infringement claims as the number of services and competitors in our industry segment grows and the use of AI tools and features become more prevalent. Any claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays, or require us to enter into royalty or licensing agreements. These royalty or licensing agreements might not be available on terms acceptable to us or at all.
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

Since most of our operations are housed two locations, we are more susceptible to a business interruption in the event of damage to, or disruptions in, our facility, particularly with respect to extreme weather events.

The PetMeds headquarters and principal distribution center are currently located in one location in South Florida, and most of our shipments of products to our customers are made from this primary distribution center. Our PetCareRx principal distribution center is located in one location in New York. Because we consolidate our operations in two locations, we are more susceptible to power and equipment failures, and business interruptions in the event of fires, floods, and other natural disasters than if we had additional locations. Furthermore, because our largest distribution center is located in South Florida, which is a hurricane-sensitive area and is susceptible to sea-level rise, we are particularly susceptible to the risk of damage to, or total destruction of, our headquarters and distribution center and surrounding transportation infrastructure caused by a hurricane or rising sea levels. Additionally, intense weather conditions may cause property insurance premiums to significantly increase in the future. We recognize that the frequency and intensity of extreme weather events, sea-level rise, and other climatic changes may continue to increase and, as a result, our exposure to these events may increase.

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

As a result of our services being web based, we collect, process, transmit and store large amounts of data about our customers, employees, suppliers and others, including credit card information and personally identifiable information, as well as other confidential and proprietary information. We also employ third-party service providers for a variety of reasons, including storing, processing and transmitting proprietary, personal and confidential information on our behalf. While we rely on tokenization solutions licensed from third parties in an effort to securely transmit confidential and sensitive information, including credit card numbers, advances in computer capabilities, new technological discoveries or other developments may result in the whole or partial failure of these solutions to protect confidential and sensitive information from being breached or compromised. Similarly, our security measures, and those of our third-party service providers, may not detect or prevent all attempts to hack our systems or those of our third-party service providers. Distributed Denial-of-Service ("DDoS") attacks, viruses, malicious software, break-ins, phishing attacks, ransomware, social engineering, security breaches or other cybersecurity incidents and similar disruptions that may jeopardize the security of information stored in or transmitted by our websites, networks and systems or that we or our third-party service providers otherwise maintain, including payment card systems, may subject us to fines or higher transaction fees or limit or terminate our access to certain payment methods. The integration of AI technologies into our platform and systems could increase cybersecurity and privacy risks and could lead to potential unauthorized access, misuse, acquisition, release, disclosure, alteration or destruction of company or customer data or other confidential or proprietary information. Further, threat actors may leverage AI technologies to launch more sophisticated, automated, targeted and coordinated attacks that are more difficult to detect. We and our service providers may not anticipate or prevent all types of attacks until after they have already been launched, and techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers. In addition, cybersecurity incidents can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships.

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

As an established web-based seller of pet products, we rely on a combination of legacy public-facing websites, internal applications and services, and back-end ERP systems. We are in the process of migrating and upgrading many of our platforms and applications to more modular, cloud-based and SaaS systems. If we are not able to realize the anticipated benefits of our migration to this new infrastructure, our business could be harmed. There may be unforeseen issues as a result of these migrations that may cause disruptions to the availability of our products due to service outages, downtime or other similar issues that could harm our business. We also may be subject to additional risk of cybersecurity breaches or other improper access to our data or confidential information following our migration to these new computing platforms. In addition, our new platforms may operate differently than anticipated when introduced or when new versions or enhancements are released. As we increase our reliance on our systems, our exposure to damage from service interruptions may increase. Further, our transition could involve significant time and expense and could negatively impact our ability to deliver our products and services, which could harm our financial condition and results of operations.

Our failure to effectively adopt and use emerging technologies, including artificial intelligence and advanced data analytics, and to comply with the evolving regulatory framework governing these technologies, could adversely affect our competitive position, business, results of operations and financial condition.

The e-commerce and digital marketing landscape is continuously evolving, including through the increased use of advanced data analytics and emerging technologies such as AI by our competitors and other market participants. We may not adopt or effectively utilize such technologies as quickly as our competitors, which could place us at a competitive disadvantage and adversely affect our customer acquisition, retention and overall operating performance.

The implementation of AI and similar technologies may require significant investments and our results of operations may be affected by the timing, effectiveness and costs associated with the implementation. The regulatory environment governing the use of AI and similar technologies is evolving. Compliance with new or changing laws, regulations, or industry standards relating to AI may impose significant operational and financial burdens and may limit our ability to develop, deploy, or use AI in our business.

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

Laws and regulations relating to privacy, data protection, cybersecurity, marketing and advertising, and consumer protection are evolving and subject to potentially differing interpretations. While we strive to comply with all such regulations and believe that we are good stewards of our customers’ data, this area is rapidly evolving (particularly as companies such as ours increase their adoption of AI-based tools and features), and it is possible that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. If so, we may be subject to proceedings or actions against us by governmental entities or others, and we may suffer damage to our reputation as a result of such proceedings or actions. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy, data protection, cybersecurity or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.

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

Further trade restrictions, including tariffs, quotas, embargoes, safeguard measures and customs limitations, could raise the cost or diminish the availability of products for us and our suppliers and may necessitate changes to our supply chain organization or other current business practices, any of which could materially harm our business, financial condition and results of operations.
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

•The impact of any future outbreaks similar to COVID-19 on our business operations and generally on the economy, including the measures taken by governmental authorities to address it;
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
We may continue to seek to grow our business through acquisitions of, or investments in, new or complementary businesses, facilities, technologies, offerings, or products, or through strategic alliances, and the failure to manage these acquisitions, investments, or other strategic alliances, or to integrate them with our existing business, could have a material adverse effect on us.

In April 2023, we acquired one company (PetCareRx) and we expect that we may in the future consider additional opportunities to acquire or make investments in new or complementary businesses, facilities, technologies, offerings, or products, or enter into other strategic alliances or strategic partnerships with third parties, for the purpose of enhancing our capabilities, complement our current products and services or expand the breadth of our markets. Acquisitions, investments and other strategic alliances, involve numerous risks, including:
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

It is uncertain whether the telemedicine market and our approach to pet telehealth with our partner in that industry will achieve and sustain high levels of demand, consumer acceptance and market adoption. The COVID-19 pandemic increased acceptance and utilization of telemedicine services, but it is uncertain whether such increase in demand will continue.

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
•ease of adoption and use;
•features and platform experience;
•performance;
•brand;
•security and privacy; and
•pricing.

Our success will depend to a substantial extent on the willingness of our customers to use, and to increase the frequency and extent of their utilization of, our solution being offered in conjunction with our telehealth partner as well as on our ability to demonstrate the value of pet telehealth and telemedicine to veterinarians and pet owners. Negative publicity concerning the pet telehealth and telemedicine market could limit market acceptance of our solutions and services.

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
Financial Risks

Our financial condition may currently and in the future raise substantial doubt as to our ability to continue as a going concern.

In connection with the filing of this Annual Report on Form 10-K, we evaluated our ability to continue as a going concern for the twelve months following the issuance of the financial statements contained herein. The Company’s liquidity position has been impacted by declining cash balances, declining net sales, recurring operating losses and negative operating cash flows. When considered in the aggregate, these conditions raised substantial doubt about the Company's ability to continue as a going concern within the assessment period, defined as twelve months after the date that our consolidated financial statements are issued. Management evaluated the significance of these conditions in relation to the Company’s ability to meet its obligations within the assessment period and has developed a plan intended to alleviate substantial doubt. The primary elements of the plan include, among other things, advertising and media spend optimization, strategic reductions in operating expenses, including decreases in professional fees following the resolution of non-recurring matters, and reductions capital expenditures. Management determined that these plans are probable of being effectively implemented and are probable of mitigating the conditions that raised substantial doubt and has concluded that substantial doubt about the Company’s ability to continue as a going concern for the twelve-month period following issuance of these consolidated financial statements is alleviated by these plans.

Accordingly, the accompanying consolidated financial statements have been prepared on a going concern basis of accounting.
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
We have identified material weaknesses in our internal control over financial reporting, and management has determined that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K. Our business and share price may be adversely affected if we fail to implement and maintain effective disclosure controls and procedures and internal control over financial reporting.

For the periods ended March 31, 2024, 2025, and 2026, our management concluded material weaknesses existed in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses identified in our internal control over financial reporting as of March 31, 2026, as well as our remediation plans, are described in Part II, Item 9A, “Controls and Procedures.” While we believe these efforts will be sufficient to remediate the material weakness, we cannot provide assurance that we will be able to complete our evaluation, testing or any required remediation in a timely fashion, or at all. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. Because of the inherent limitations in a cost-effective control system, misstatements in our financial statements due to error or fraud may occur and require restatement, such as those errors that resulted in the restatement of our previously issued audited consolidated financial statements as previously reported in our Annual Report on Form 10-K for the year ended March 31, 2025.

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

We may face litigation and other risks as a result of the restatements as previously reported in our Annual Report on Form 10-K for the year ended March 31, 2025 and material weaknesses in our internal control over financial reporting.

We have identified material weaknesses in our internal control over financial reporting, including in connection with the restatements as previously reported in our Annual Report on Form 10-K for the year ended March 31, 2025, certain of which remained unremediated as of the date of this Annual Report. As a result of such material weaknesses and the restatement, we could face regulatory action by the SEC or other regulatory authorities, potential litigation, or other disputes, including claims invoking federal and state securities laws, contractual claims or other claims arising from the restatement and the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. Any such litigation or dispute, whether successful or not, could adversely affect our business, financial condition, and results of operations.

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
We compete directly and indirectly with veterinarians for the sale of pet medications and other health products. Veterinarians hold a competitive advantage over us because many pet owners may find it more convenient or preferable to purchase these products directly from their veterinarians at the time of an office visit. We also compete directly and indirectly with both online and traditional retailers. Both online and traditional retailers may hold a competitive advantage over us because of longer operating histories, established brand names, greater resources, and/or an established customer base. Online retailers may have a competitive advantage over us because of established affiliate relationships to drive traffic to their website. Traditional retailers may hold a competitive advantage over us because pet owners may prefer to purchase these products from a store instead of online. In addition, we face growing competition from online and multichannel retailers, some of whom may have a lower cost structure than ours, as customers now routinely use computers, tablets, smartphones, and other mobile devices and mobile applications to shop online and compare prices and products in real time. In order to effectively compete in the future, we may be required to offer promotions and other incentives, which may result in lower operating margins and adversely affect the results of operations. In order to stay competitive, we may need to accelerate our adoption of and investment in AI-based technologies and features. We also face a significant challenge from our competitors forming alliances with each other, such as those between online and traditional retailers. These relationships may enable both their online and retail stores to negotiate better pricing and better terms from suppliers by aggregating the demand for products and negotiating volume discounts, which could be a competitive disadvantage to us.

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
The market price of our common stock may fluctuate significantly in response to a number of factors, many of which are out of our control. These factors could include: changes in accounting treatments or principles; announcements by our competitors of new products and services offerings; significant contracts, acquisitions, or strategic relationships; additions or departures of key personnel; any future sales of our common stock or other securities; unsolicited offers or indications of interest to purchase our company; stock market price and volume fluctuations of publicly traded companies; and general political, economic, and market conditions. In some future quarter our operating results may fall below the expectations of securities analysts and investors, which could result in a decrease in the trading price of our common stock. In addition, if the Company fails to meet expectations related to future growth, profitability, dividends, or other market expectations, the price of the Company’s common stock may decline significantly, which could have a material adverse impact on investor confidence and employee retention. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources, which could seriously harm our business and operating results.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY

PetMeds and PetCareRx maintain an enterprise-wide cybersecurity program designed to identify, assess, manage, and mitigate information security risks across the organization. Our program covers governance, policy, prevention, detection, incident response, and recovery, aligned with industry standards.

Cybersecurity Risk Management and Oversight

Our cybersecurity risk management program is designed to protect our systems, data, and customers from a wide range of cyber threats. Our cybersecurity practices are guided by the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”), which categorizes cybersecurity activities into five key functions: identify, protect, detect, respond, and recover.

During fiscal 2026, we enhanced our governance structure by establishing two internal risk committees, an enterprise-wide management risk committee and an executive risk committee, to identify, assess, and manage enterprise risks, including cybersecurity risks, in a coordinated and timely manner. This committee improves cross-functional alignment and helps us proactively manage risk across the organization.

Our management team includes individuals with relevant expertise in information technology and cybersecurity. During fiscal 2026, cybersecurity oversight responsibilities were led by our Chief Digital and Technology Officer and Chief Information Security Officer, both of whom served through the end of the fiscal year and had significant experience in cybersecurity and risk management, including more than two decades of combined experience in these areas. Following their departures in the first quarter of fiscal 2027, these responsibilities have been assigned to other members of management and are supported by internal personnel and an external third-party specialist with relevant cybersecurity expertise.

In addition, we implemented Drata, a governance, risk, and compliance (“GRC”) platform, to automate and streamline risk management, control monitoring, and compliance processes. This investment strengthens our ability to maintain continuous visibility into our control environment and enhances our overall cybersecurity maturity.

The Audit Committee of our Board of Directors oversees cybersecurity risk and receives quarterly updates from management on cybersecurity strategy, threat landscape, incident trends, remediation activities, and other relevant developments.

Incident Detection and Response

We maintain an Incident Response Policy and supporting procedures that define how potential cybersecurity events are identified, escalated, investigated, contained, and remediated. The objectives of our incident response program include:

•Timely investigation and validation of incidents
•Minimization of data loss or service disruption
•Evidence preservation in accordance with legal and regulatory requirements
•Restoration of affected systems and services
•Post-incident review and implementation of corrective actions
•Notification to affected parties and regulators, where appropriate

These procedures are periodically tested and updated to ensure effectiveness and readiness.

Security Measures and Monitoring

We use a layered, defense-in-depth approach with industry-standard tools and our own processes for threat detection, monitoring, and response. Our security measures include:

•Regular system scans, vulnerability assessments, and penetration testing
•Ongoing compliance with the Payment Card Industry Data Security Standard (“PCI DSS”)
•Deployment of endpoint detection and response (“EDR”) tools and real-time monitoring solutions
•Secure development practices are integrated into our digital platforms

During fiscal 2026, we conducted both internal and external penetration testing, which identified certain minor vulnerabilities. These findings were promptly remediated, and no threats were identified in these assessments.

As part of our vendor management and procurement processes, we conduct cybersecurity due diligence, including reviewing SOC reports and validating data privacy and security practices for vendors with access to our systems or sensitive data.

As we modernize our technology platforms and phase out legacy systems, we're strengthening security across identity management, access governance, and software development.

Training and Awareness

Cybersecurity awareness is a foundational element of our risk management approach. We conduct recurring cybersecurity training for employees across the Company, with targeted modules addressing common threat vectors such as phishing, ransomware, and social engineering. Additional training is provided for employees in roles with elevated access to systems or sensitive data

Cybersecurity Incidents

We maintain processes to detect and respond to cybersecurity incidents as part of normal operations. While we have experienced routine threats and minor incidents, to date, we have not identified any cybersecurity incidents that have materially impacted our business, operations, or financial condition.

Cybersecurity risks continue to evolve, and we cannot provide assurance that future incidents will not materially impact our business, financial condition, or results of operations. For additional information, see Item 1A, “Risk Factors,” including the risk titled: “Our failure or the failure of third-party service providers to protect our websites, networks, and systems against cybersecurity incidents, or otherwise to protect our confidential information, could damage our reputation and brands and substantially harm our business, financial condition, and results of operations."
ITEM 2. PROPERTIES
We own our principal executive offices and distribution center, which are located at 420 South Congress Avenue, Delray Beach, Florida 33445 (the “Delray Beach Property”). The Delray Beach Property consists of approximately 557,000 square feet of land or 12.83 acres with two building complexes totaling approximately 185,000 square feet, with additional land for future use. The first building complex consists of approximately 125,000 square feet and the second building complex consists of approximately 60,000 square feet each consisting of both office and warehouse space. The Company occupies approximately 97,000 square feet of the first building for its principal offices and distribution center. As of March 31, 2026, 39% of the Delray Beach Property was leased to two tenants with a remaining weighted average lease term of 4.3 years. We believe that our facilities are sufficient for our current needs and are in good condition in all material respects.

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
ITEM 3. LEGAL PROCEEDINGS
For a description of our legal proceedings, see “Note 14: Commitments and Contingencies" to our consolidated financial statements, which is incorporated by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “PETS.”
Holders
There were 130 active holders of record of our common stock on May 22, 2026.
Dividend Policy

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
Performance Graph
Set forth below is a line graph comparing the five-year cumulative performance of our common stock with the NASDAQ Composite, the Russell 2000, and S&P 500 from March 31, 2021 to March 31, 2026. The graph assumes that $100 was invested on March 31, 2021, in each of our Common Stock, the NASDAQ Composite, the Russell 2000, and the S&P 500. Because we have historically paid dividends on a quarterly basis, the graph assumes that dividends were reinvested. The performance graph and related information below shall not be deemed “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Value of $100 Investment made March 31, 2021
300.00
250.00
200.00
150.00
100.00
50.00
0.00
3/31/2021
3/31/2022
3/31/2023
3/31/2024
3/31/2025
3/31/2026
PetMed Express, Inc.
NASDAQ Composite
S&P 500
Russell 2000

Performance graph data:

	Fiscal Year Ended March 31,
	2021	2022	2023	2024	2025	2026
PetMed Express, Inc.	100.00	76.58	51.12	15.75	13.77	7.50
NASDAQ Composite	100.00	107.35	92.26	123.65	130.59	162.99
S&P 500	100.00	114.03	103.43	132.26	141.25	164.33
Russell 2000	100.00	93.23	81.17	95.68	90.61	112.42

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2015 Outside Director Equity Compensation Plan, 2016 Employee Equity Compensation Restricted Stock Plan, 2022 Employee Equity Compensation Plan, 2024 Omnibus Incentive Plan and 2024 Inducement Incentive Plan as of March 31, 2026:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for further issuance under equity compensation plans

Equity Compensation Plans Approved by Equity Holders
2015 Outside Director Equity Compensation Plan	2,500	—	—

2016 Employee Equity Compensation Restricted Stock Plan	—	—	—

2022 Employee Equity Compensation Plan	52,037	—	—

2024 Omnibus Incentive Plan	92,317	—	1,483,199	(1)

Total	146,854		1,483,199

Equity Compensation Plans Not Approved by Equity Holders
2024 Inducement Incentive Plan	26,667	—	201,265

Total for All Plans	173,521	—	1,684,464
(1) On the August 8, 2024 adoption date of the 2024 Omnibus Incentive plan, the shares then available for future grant under 2015 Outside Director Equity Compensation Plan and 2022 Employee Equity Compensation Plan were added to the initial reserve under the 2024 Omnibus Incentive Plan.
ITEM 6. RESERVED
Not applicable.

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
Presently, our product line includes approximately 6,400 of the most popular pet medications, health products, and supplies for dogs, cats, and horses.
We market our products through national and local advertising campaigns which aim to increase the recognition of the “PetMeds” brand name and "PetCareRx" brand name, increase traffic on our websites at www.petmeds.com and www.petcarerx.com, acquire new customers, and maximize repeat purchases. Our sales consist of products sold mainly to retail consumers. The twelve-month average purchase increased slightly at approximately $98 and $97 per order for the fiscal years ended March 31, 2026, and March 31, 2025, respectively.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and the results of our operations contained herein are based upon our consolidated financial statements and the data used to prepare them. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. We believe that the estimates, assumptions and judgments involved in the accounting policies described below involve a significant level of estimation uncertainty and have the greatest potential impact on our financial condition and results of operations and, therefore, we consider these to be our critical accounting policies.
Critical Accounting Policies
Revenue recognition
We account for revenue under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers and generate revenue by selling prescription and non-prescription pet medication products, pet food, supplements, supplies, membership fees, and veterinary service mainly to retail customers. Certain pet supplies offered on our website are drop shipped to customers. We are the principal in the arrangement, as we control the goods prior to transfer and are responsible for supplier selection, pricing, and returns for damaged or missing products. Revenue contracts contain one performance obligation, which is delivery of the product. The transaction price is adjusted at the date of sale for any applicable sales discounts and an estimate of product returns, which are estimated based on historical patterns, however this is not considered a key judgment. Revenue is recognized when control transfers to the customer at the point in time in which the shipment of the product occurs. This key judgment is determined as the shipping point, which represents the point in time where we have a present right to payment, title has transferred to the customer, and the customer has assumed the risks and rewards of ownership.
Outbound shipping and handling fees are an accounting policy election and are included in product sales upon shipment. Shipping costs associated with outbound freight after control over a product has transferred to a customer are an accounting policy election and are accounted for as fulfillment costs and are included in cost of sales.
Membership fees revenue is recognized from two models: (1) PetPlus memberships for PetCareRx customers and (2) employer-sponsored partner memberships that provide access to the PetPlus program. These memberships offer discounted pricing, free standard shipping, veterinary telehealth services and along with other benefits, which together represent a single stand-ready performance obligation.
PetPlus membership are billed annually upfront and automatically renew each year, with revenue recognized ratably over the subscription period. In addition to annual membership fees earned under the PetPlus program, PetCareRx partner memberships are earned on a month-to-month basis.
Virtually all of our sales are paid by credit cards and we usually receive the cash settlement in two to three banking days. Credit card sales minimize accounts receivable balances relative to sales. We had no material contract asset or contract liability balances as of March 31, 2026 or March 31, 2025.
We maintain an allowance for credit losses that we estimate will arise from customers’ inability to make required payments, arising from either credit card chargebacks or insufficient funds checks. We determine our estimates of the uncollectability of accounts receivable by analyzing historical bad debts and current economic trends. The allowance for credit losses was approximately $25 thousand and $91 thousand as of March 31, 2026 and 2025, respectively.
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

For the three months ended June 30, 2025, the Company identified potential impairment triggering events indicating that the fair value of its reporting unit was more likely than not less than its carrying value. These triggering events included a downward revision to the Company’s forecast due to continued revenue declines and a decrease in the Company’s stock price and market capitalization that was sustained in the first quarter of fiscal 2026. In accordance with ASC 350, Intangibles - Goodwill and Other, the Company performed a quantitative goodwill impairment test as of June 30, 2025.
The fair value of the single reporting unit was estimated using an income approach, employing a discounted cash flow model. As part of the discounted cash flow model, the Company developed estimates, assumptions and judgments about future results. The discounted cash flow projections were based on estimates made by management of current and future strategic and operational plans and future financial performance. Valuation assumptions used in the Company's discounted cash flow valuation also include projected capital expenditures, earnings before interest expense, income taxes, depreciation and amortization expense (EBITDA), working capital, discount rates, tax rates and terminal growth rates. The Company perform sensitivity analyses around the assumptions in order to assess the reasonableness of the assumptions and the results of the testing. As a result of this impairment test, the Company determined the carrying value of the reporting unit exceeded its fair value, resulting in a goodwill impairment charge of $26.7 million during the three months ended June 30, 2025, which represented the entirety of the goodwill balance previously recorded. There was no tax impact to the impairment as goodwill is not tax deductible.
Consistent with the indicators of impairment described above, during the first quarter of our fiscal year ending March 31, 2026, the Company performed the quantitative test which resulted in additional impairment related to the PCRx trade name of $0.6 million, due to a reduction in actual and forecasted revenues.

In accordance with ASC 820, Fair Value Measurement, the fair value measurement, on a non-recurring basis, for the goodwill and trade name impairments is categorized as a Level 3 fair value measurement. This is due to the significant unobservable inputs used in the valuation, including the forecasted revenues, discount rate, and terminal growth rate, which require significant management judgment and estimation.

Accounting for income taxes
We account for income taxes under the provisions of ASC Topic 740, Accounting for Income Taxes, which generally requires recognition of deferred tax assets and liabilities for the expected future tax benefits or consequences of events that have been included in our consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting carrying values and the tax bases of assets and liabilities and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse. As required by “Accounting for Uncertainty in Income Taxes” guidance, which clarifies ASC Topic 740, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the Consolidated Financial Statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.
We apply “Accounting for Uncertainty in Income Taxes” guidance to all tax positions for which the statute of limitations remains open. We had no liabilities for uncertain tax positions for either fiscal 2026 or fiscal 2025. We file tax returns in the U.S. federal jurisdiction and Florida, Arizona, California, Connecticut, Idaho, Maryland, Michigan, Oklahoma, South Carolina, Virginia, Wisconsin, New Jersey, Georgia, Indiana, New York and the District of Columbia. With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years ending March 31, 2022, or earlier. Any interest and penalties related to income taxes will be recorded to other income (expenses).
Critical Accounting Estimates
Our critical accounting estimates are those estimates that involve a significant level of estimation uncertainty and have the greatest potential impact on our financial condition and results of operations. On an ongoing basis we re-evaluate our judgments and estimates including those related to inventory valuation, goodwill valuation and supplier rebates. We base our estimates and judgments on our historical experience, knowledge of current conditions, and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions.
Recently Issued Accounting Pronouncements

See Note 1 Description of Business and Summary of Significant Accounting Policies for a discussion of recently issued accounting guidance.
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

Results of Operations
The following should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in our consolidated statements of income:

	Fiscal Year Ended March 31,
	2026	2025	2024
Sales	100.0%	100.0%	100.0%
Cost of sales	70.8	69.5	69.1
Inventory write-down	1.2	—	—
Gross profit	28.0	30.5	30.9

Operating expenses:
General and administrative	28.3	17.0	20.2
Advertising	12.0	10.5	11.2
Depreciation and amortization	5.2	3.1	2.6
Impairment of goodwill and intangible assets	15.2	0.5	—
Total operating expenses	60.7	31.1	34.0

(Loss) income from operations	(32.7)	(0.6)	(3.1)

Total other income	0.7	0.4	0.7

(Loss) income before provision for income taxes	(32.0)	(0.2)	(2.4)

(Benefit) provision for income taxes	—	2.5	0.4

Net loss	(32.0)%	(2.7)%	(2.8)%
Non-GAAP Financial Measures
Adjusted EBITDA
To provide investors and the market with additional information regarding our financial results, we have disclosed (see below) adjusted EBITDA, a non-GAAP financial measure that we calculate as net income excluding share-based compensation expense (benefit); depreciation and amortization; income tax provision; interest income (expense); and other non-operational expenses. We have provided reconciliations below of net (loss) income to adjusted EBITDA, the most directly comparable GAAP financial measures.
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
We believe it is useful to exclude non-cash charges, such as share-based compensation expense (benefit) and depreciation and amortization from our adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. We believe it is useful to exclude income tax provision and interest income (expense), as neither are components of our core business operations. We also believe that it is useful to exclude other non-operational expenses, including the acquisition costs related to PetCareRx, employee severance, impairment of goodwill and intangible assets, and interest expense relating to an estimated unremitted prior period state sales tax accrual as these items are not indicative of our ongoing operations. Adjusted EBITDA has limitations as a financial measure, and these non-GAAP measures should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
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
•Adjusted EBITDA does not reflect certain non-operating expenses (income) including sales tax expense (income) relating to recording a liability for sales tax we did not collect from our customers;
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

The following tables present a reconciliation of net loss, the most directly comparable GAAP measure to Adjusted EBITDA for each of the periods indicated:

	Reconciliation of Non-GAAP Measures PetMed Express, Inc.
	Three Months Ended
($ in thousands, except percentages)	March 31, 2026	March 31, 2025	$ Change	% Change

Consolidated Reconciliation of GAAP Net Loss to Adjusted EBITDA:

Net loss	$(4,061)	$(11,644)	$7,583	(65)%

Add (subtract):
Share-based compensation expense	272	593	(321)	(54)%
Income taxes	(102)	5,662	(5,764)	(102)%
Depreciation and amortization	2,427	2,074	353	17%
Interest expense (income), net	(1,256)	123	(1,379)	(1121)%
Acquisition/Partnership transactions and other items	—	26	(26)	n/m
Employee severance	—	75	(75)	n/m
Professional fees (1)	(65)	—	(65)	n/m
Impairment of goodwill and intangible assets	—	1,200	(1,200)	n/m
Adjusted EBITDA	$(2,785)	$(1,891)	$(894)	47%

	Year Ended
($ in thousands, except percentages)	March 31, 2026	March 31, 2025	$ Change	% Change

Consolidated Reconciliation of GAAP Net Loss to Adjusted EBITDA:

Net loss	$(57,286)	$(6,271)	$(51,015)	814%

Add (subtract):
Share-based compensation expense (reversal)	1,365	(6,586)	7,951	(121)%
Income taxes	(73)	5,684	(5,757)	(101)%
Depreciation and amortization	9,387	7,039	2,348	33%
Interest (income), net	(511)	(185)	(326)	176%
Acquisition/Partnership transactions and other items	—	231	(231)	n/m
Employee severance	1,328	738	590	80%
Sales tax reversal (2)	—	(1,178)	1,178	n/m
Professional fees (1)	3,177	—	3,177	n/m
Impairment of goodwill and intangible assets	27,258	1,200	26,058	2172%
Adjusted EBITDA	$(15,355)	$672	$(16,027)	(2385)%
(1) Consists of professional fees related to the investigation as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025.
(2) Reversal consists of abatement of certain sales tax accruals.

Fiscal 2026 Compared to Fiscal 2025 (refer to our 10-K for the fiscal year ended March 31, 2025 for Fiscal 2025 Compared to Fiscal 2024)
Sales
Sales decreased by approximately $48.0 million or 21.1%, to approximately $179.0 million for the fiscal year ended March 31, 2026, compared to approximately $227.0 for the fiscal year ended March 31, 2025. The decrease in sales for the fiscal year ended March 31, 2026 was primarily driven by a decline in prescription medication sales slightly offset by lower consumer promotional usage.
Reorder sales decreased by approximately $40.2 million, or 21.4%, to approximately $147.8 million for the fiscal year ended March 31, 2026, compared to approximately $188.0 million for the fiscal year ended March 31, 2025. The decrease in reorder sales for the fiscal year ended March 31, 2026 is primarily due to a decline in prescription medication sales.
New order sales decreased by approximately $6.4 million or 20.5%, to approximately $24.7 million for the fiscal year ended March 31, 2026, compared to $31.1 million for the fiscal year ended March 31, 2025. The decrease for the fiscal year ended March 31, 2026 in new order sales is primarily due to a strategic reduction in paid media advertising.
We acquired approximately 266,000 new customers for the fiscal year ended March 31, 2026, compared to approximately 351,000 new customers for the same period in the prior year. The following chart illustrates sales by various sales classifications:

	Year Ended March 31,				Increase (Decrease)
Net Sales (In thousands)	2026	%	2025	%	$	%
Reorder sales	$147,788	82.6%	$188,017	82.8%	$(40,229)	(21.4)%
New order sales	24,733	13.8%	31,097	13.7%	(6,364)	(20.5)%
Membership fees	6,500	3.6%	7,858	3.5%	(1,358)	(17.3)%
Total net sales	$179,021	100.0%	$226,972	100.0%	$(47,951)	(21.1)%
The Company changed the definition of a new order sale on July 1, 2024, to include sales from customers who have not previously ordered from the Company over the past twelve months compared to the prior definition which was thirty-six months. The reorder and new order sales amounts for both periods presented reflect this new definition.

The Company offers an AutoShip & Save subscription program (“AutoShip”) on our website. AutoShip is a convenient way for our loyal customer base to have future pet medication orders delivered directly to them without the need to place an order each time. We are encouraged by the adoption of our AutoShip program and have seen an increasingly positive trend since we launched this program. Recurring sales, which includes AutoShip and membership revenue, as a percentage of total gross sales was 62.6% for the most recent quarter ended March 31, 2026, up from 56.1% for the same period last year and up from 61.5% sequentially in the prior quarter.
Cost of sales
Cost of sales decreased by approximately $29.0 million, or 18.4% to $128.8 million for the fiscal year ended March 31, 2026, from $157.8 million for the fiscal year ended March 31, 2025. The cost of sales decrease can be directly related to the decrease in sales during fiscal year 2026. As a percentage of sales, cost of sales was 71.9% in fiscal year 2026, as compared to 69.5% in fiscal year 2025. The fiscal year ended March 31, 2026 includes the impact of the $2.1 million inventory write-down, primarily related to non-prescription medication products, pet food, and supplements, originally acquired for a wholesale transaction that did not materialize. The year over year increase for cost of sales, as a percentage of sales for the fiscal year ended March 31, 2026 compared to the fiscal year ended March 31, 2025 was primarily due to the impact of the inventory write-down.
Gross profit

Gross profit decreased by approximately $18.9 million, or 27.4%, to $50.2 million for the fiscal year ended March 31, 2026, from $69.1 million for the fiscal year ended March 31, 2025. The decrease in gross profit can be directly related to the decrease in sales and lower profit margins during fiscal 2026. Gross profit as a percentage of sales for fiscal 2026 was 28.0% compared to 30.5% for fiscal 2025. The decrease in gross profit and gross margin percentage for the fiscal year ended March 31, 2026 compared to the previous fiscal year was primarily due to the impact of the inventory write-down and lower sales.
General and administrative expenses
General and administrative expenses increased by approximately $12.1 million, or 31.3%, to $50.7 million for the fiscal year ended March 31, 2026, from $38.6 million for the fiscal year ended March 31, 2025. The increase in general and administrative expenses for the fiscal year ended March 31, 2026 was primarily due to a $8.0 million increase in stock-based compensation expense, driven by the non-recurrence of an $8.7 million one-time non-cash stock compensation reversal associated with executive departures in fiscal 2025, a $5.0 million increase in professional fees, of which $3.2 million were related to the whistleblower investigation, a $1.3 million increase in enterprise business system related expenses, a $0.6 million increase from payroll severance, offset by a $1.7 million decrease in payroll and payroll related expenses, $1.2 million decrease in bank services fees, $1.2 million decrease in other general and administrative expenses primarily related to the impact of sales tax settlements in the fiscal year ended March 31, 2026 compared to the fiscal year ended March 31, 2025, and $1.1 million decrease in other general and administrative expenses. General and administrative expenses as a percentage of sales was 28.3% for the fiscal year ended March 31, 2026, compared to 17.0% for the fiscal year ended March 31, 2025.

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025, on October 7, 2025, the Company publicly reported the conclusion of the previously disclosed investigation by the Audit Committee of the Company’s Board of Directors. Total costs incurred during the fiscal year ended March 31, 2026, in connection with the investigation, were approximately $4.5 million, consisting of $3.2 million of legal and professional fees and $1.3 million of severance-related costs. These amounts were recorded within general and administrative expenses in the Consolidated Statements of Operations. The Company does not expect to incur additional material costs related to the investigation.
Advertising expenses
Advertising expenses, which is net of manufacturer funded advertising, decreased by approximately $2.3 million to $21.5 million for the fiscal year ended March 31, 2026, from $23.8 million for the fiscal year ended March 31, 2025. This decrease for the fiscal year ended March 31, 2026, can be mainly attributed to lower gross media spend. As a percentage of sales, advertising expense was 12.0% and 10.5% for the fiscal years ended March 31, 2026, and 2025, respectively.

The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, were $81 for the fiscal year ended March 31, 2026, compared to $68 for the fiscal year ended March 31, 2025. The increase in customer acquisition costs for the year ended March 31, 2026, was primarily attributed to higher digital advertising costs, including increase cost-per-click rates during peak flea and tick season, as well as lower organic traffic.
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
Depreciation and amortization
Depreciation and amortization expense was approximately $9.4 million and $7.0 million for the fiscal years ended March 31, 2026 and March 31, 2025, respectively.
Other (expense) income, net
Other (expense) income increased by approximately $0.4 million, to $1.3 million for the fiscal year ended March 31, 2026, from $0.9 million for the fiscal year ended March 31, 2025. The increase was primarily due to lower invested balances, and higher interest expense accruals on sales tax liabilities. Interest income may decrease in the future based on several factors, including utilization of our cash balances on future investments or partnerships, or on our operating activities. Additionally, interest income could increase or decrease if the current interest rate environment changes.

Provision for income taxes
For the fiscal years ended March 31, 2026 and 2025, we recorded an income tax benefit of approximately $73.0 thousand and a tax provision of $5.7 million, respectively. The decrease to the income tax provision for fiscal 2026 is primarily due to the Company establishing a full valuation allowance against its net deferred tax assets in the prior fiscal year. Our effective tax rate for the fiscal year ended March 31, 2026 was approximately 0.1%, compared to approximately (968.3)% for the fiscal year ended March 31, 2025. The Company's effective tax rate of (968.3)% differs from the U.S. statutory rate primarily due to the increase of valuation allowance against its net deferred tax assets, partially offset with the benefit related to the cancellation of the former CEO’s performance stock units during the period ended March 31, 2025.
Net loss
Net loss increased by approximately $51.0 million, to a loss of approximately $57.3 million for the fiscal year ended March 31, 2026, from a loss of approximately $6.3 million for the fiscal year ended March 31, 2025. The increase to net loss was primarily driven by the goodwill impairment charge of $26.7 million recorded in the first quarter of fiscal 2026 as well as the afore-mentioned decline in prescription medication sales, partially offset by a decrease in cost of sales directly related to the decrease in sales during fiscal 2026.
Liquidity and Capital Resources
The Company’s liquidity position at March 31, 2026 has been impacted by declining cash balances, declining net sales, recurring operating losses and for fiscal 2026, negative operating cash flows. When considered in the aggregate, these conditions raised substantial doubt about the Company's ability to continue as a going concern within the assessment period, defined as twelve months after the date that our consolidated financial statements are issued. Management evaluated the significance of these conditions in relation to the Company’s ability to meet its obligations within the assessment period and has developed a plan intended to alleviate substantial doubt. The primary elements of the plan include, among other things, advertising and media spend optimization, strategic reductions in operating expenses, including decreases in professional fees following the resolution of non-recurring matters, and reductions in capital expenditures. Management determined that these plans are probable of being effectively implemented and are probable of mitigating the conditions that raised substantial doubt and has concluded that substantial doubt about the Company’s ability to continue as a going concern for the twelve-month period following issuance of these consolidated financial statements has been alleviated.
At March 31, 2026, we had $21.4 million in cash and cash equivalents and no debt obligations. Our working capital at March 31, 2026 and 2025 was approximately $(8.4) million and approximately $16.1 million, respectively. The $24.5 million decrease in working capital was attributable to $35.3 million decrease in current assets, out of which $2.6 million from inventory and $10.8 million decrease in current liabilities, out of which $7.0 million from accounts payable and accrued expenses.

Cash flow used by operating activities was $28.4 million for the fiscal year ended March 31, 2026 compared to cash flow provided of $4.7 million in the prior year period. The $33.1 million decrease in cash used to fund operating activities is due to the $51.0 million increase in net loss reduced by $30.0 million of non-cash operating adjustments and partially offset by the $12.1 million decrease in current liabilities net of current assets excluding cash.
Net cash used in investing activities was $4.6 million and $5.1 million for the fiscal years ended March 31, 2026 and 2025, respectively.
Net cash used in financing activities was $0.3 million and $0.2 million for the fiscal years ended March 31, 2026 and 2025, respectively.
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
At March 31, 2026 we had no material outstanding purchase or lease commitments. Other than the lease commitments assumed as part of the PetCareRx acquisition for the leases on two buildings, we are not currently bound by any long- or short-term agreements for the purchase or lease of property and equipment. Any material amounts expended for property and equipment would be the result of an increase in the capacity needed to adequately provide for any future increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Our primary source of working capital is cash from operations. We presently have no need for alternative sources of working capital and have no commitments.

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and cash equivalents. At March 31, 2026, we had $21.4 million in cash and cash equivalents, and the majority of our cash and cash equivalents generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and cash equivalents. It would also impact the market value of our cash and cash equivalents. Our cash and cash equivalents are subject to market risk, primarily interest rate and credit risk. Our cash and cash equivalents are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by maintaining cash in federally-insured bank deposit accounts and restricting cash equivalents to highly-liquid investments with a maturities of three months or less. We do not hold any derivative financial instruments that could expose us to significant market risk. At March 31, 2026, we had no debt obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PETMED EXPRESS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
PetMed Express, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of PetMed Express, Inc. (the “Company”) as of March 31, 2026, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year ended March 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2026, and the consolidated results of its operations and its cash flows for the year ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment

Critical Audit Matter Description

As described in Note 1 to the consolidated financial statements, the Company evaluates goodwill for impairment on an annual basis or more frequently if facts and circumstances indicate that the carrying amount may not be recoverable. As of June 30, 2025, the Company identified circumstances and events that indicated potential impairment and performed a quantitative assessment to test goodwill for impairment. The fair value of the Company’s reporting unit was estimated using an income approach, which uses projected discounted cash flows that incorporates assumptions regarding long-term growth rates, revenue and earnings projections, estimation of cash flows, and discount rates. The quantitative assessment resulted in the recognition of a $26.7 million impairment expense during the year ended March 31, 2026.

The principal considerations for our determination that performing procedures related to goodwill impairment is a critical audit matter was (i) the significant judgment required by management to determine the appropriate valuation method and to develop the forecasts of discounted cash flows used in the fair value estimate, (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions that support revenue and earnings projections, projected cash flows, and discount rate, and (iii) the audit effort involved in the use of professionals with specialized skill and knowledge.

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures relating to the determination of the fair value of the Company’s reporting unit included the following, among others:
•Testing management’s process for determining the fair value of the reporting unit. These tests included:
◦Evaluating the appropriateness of the valuation methods used.
◦Testing the completeness, accuracy and relevance of data used by management.
◦Evaluating the reasonableness of significant assumptions, including the revenue growth rate, forecasted cash flows and discount rate.
•With the assistance of internal valuation specialists, evaluating the reasonableness of the valuation methods and assumptions used in the estimate.

/s/ Baker Tilly US, LLP

Los Angeles, California
June 2, 2026

We have served as the Company’s auditor since 2025.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PetMed Express, Inc. and subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of PetMed Express, Inc. and subsidiaries (the Company) as of March 31, 2025, the related consolidated statements of operations, changes in stockholders’ equity and cash flows, for each of the two years in the period ended March 31, 2025, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RSM US LLP

We served as the Company’s auditor from 2007 to 2025.

Coral Gables, Florida

October 14, 2025

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	March 31, 2026	March 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$21,412	$54,720
Accounts receivable, less allowance for credit losses of $25 and $91, respectively	1,908	2,317
Inventories, net	13,608	16,205
Prepaid expenses and other current assets	6,378	5,330
Prepaid income taxes	258	299
Total current assets	43,564	78,871

Noncurrent assets:
Property and equipment, net	26,326	28,859
Intangible and other assets, net	10,789	13,346
Goodwill	—	26,658
Operating lease right-of-use assets, net	512	966
Total noncurrent assets	37,627	69,829
Total assets	$81,191	$148,700

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,906	$23,564
Sales tax payable	22,261	24,867
Accrued expenses and other current liabilities	7,665	11,711
Current operating lease liabilities	493	461
Deferred revenue	689	2,085
Income taxes payable	20	80
Total current liabilities	52,034	62,768
Deferred tax liabilities, net	175	263
Long-term operating lease liabilities	42	535
Total liabilities	$52,251	$63,566
Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
Convertible Preferred stock, $0.001 par value, with a liquidation preference of $4 per share, 250,000 shares authorized; 2,500 and 2,500 convertible shares issued and outstanding, respectively	9	9
Series A Junior Participating Preferred Stock, $0.001 par value, 100,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value, 40,000,000 shares authorized; 21,385,638 and 20,656,822 shares issued and outstanding, respectively	21	21
Additional paid-in capital	19,647	18,560
Retained earnings	9,263	66,544
Total shareholders' equity	28,940	85,134
Total liabilities and shareholders' equity	$81,191	$148,700
See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share amounts)

	Year Ended March 31,
	2026	2025	2024

Net sales	$179,021	$226,972	$274,095
Cost of sales	126,679	157,835	189,327
Inventory write-down	2,126	—	—

Gross profit	50,216	69,137	84,768

Operating expenses:
General and administrative	50,733	38,647	55,246
Advertising	21,511	23,781	30,628
Depreciation and amortization	9,387	7,039	7,056
Impairment of goodwill and intangible assets	27,258	1,200	—
Total operating expenses	108,889	70,667	92,930

Loss from operations	(58,673)	(1,530)	(8,162)

Other income:
Interest income (expense), net	511	185	511
Other, net	803	758	1,378
Total other income (expense)	1,314	943	1,889

(Loss) income before provision for income taxes	(57,359)	(587)	(6,273)

(Benefit) provision for income taxes	(73)	5,684	1,191

Net loss	$(57,286)	$(6,271)	$(7,464)

Net loss per common share:
Basic	$(2.74)	$(0.30)	$(0.37)
Diluted	$(2.74)	$(0.30)	$(0.37)

Weighted average number of common shares outstanding:
Basic	20,921,361	20,596,022	20,395,959
Diluted	20,921,361	20,596,022	20,395,959

Cash dividends declared per common share	$—	$—	$0.60
See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended March 31, 2024, March 31, 2025, and March 31, 2026
(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amounts	Shares	Amounts

Balance, March 31, 2023	3	$9	21,084	$21	$18,277	$91,659	$109,966

Issuance of restricted stock, net	–	–	64	–	–	–	–

Share based compensation	–	–	–	–	6,869	–	6,869

Dividends declared	–	–	–	–	–	(12,640)	(12,640)

Net loss	–	–	–	–	–	(7,464)	(7,464)

Balance, March 31, 2024	3	9	21,148	21	25,146	71,555	96,731

Cancellation of restricted stock, net	–	–	(491)	–	–	–	–

Share based compensation	–	–	–	–	(6,586)	–	(6,586)

Dividends forfeited	–	–	–	–	–	1,260	1,260

Net loss	–	–	–	–	–	(6,271)	(6,271)

Balance, March 31, 2025	3	9	20,657	21	18,560	66,544	85,134

Issuance of restricted stock, net of forfeitures and shares withheld for taxes	–	–	729	–	(278)	–	(278)

Share based compensation	–	–	–	–	1,365	–	1,365

Dividends forfeited	–	–	–	–	–	5	5

Net loss	–	–	–	–	–	(57,286)	(57,286)

Balance, March 31, 2026	3	$9	21,386	$21	$19,647	$9,263	$28,940
See accompanying notes to consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended March 31,
	2026	2025	2024
Cash flows from operating activities:
Net loss	$(57,286)	$(6,271)	$(7,464)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	9,387	7,039	7,056
Impairment of goodwill and intangible assets	27,258	1,200	—
Inventory write-down	2,126	—	—
Share based compensation, net	1,365	(6,586)	6,869
Deferred income taxes	(88)	5,249	292
Bad debt (recovery) expense	(36)	365	324
Change in sales tax liability estimation	(2,728)	—	—
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Accounts receivable	445	601	(1,742)
Inventories	471	12,351	(6,417)
Prepaid income taxes	41	(111)	675
Prepaid expenses and other current assets	(1,048)	995	(185)
Operating lease right-of-use assets, net	454	466	788
Accounts payable	(2,658)	(13,460)	6,102
Sales tax payable	122	(145)	(1,101)
Accrued expenses and other current liabilities	(4,302)	3,921	276
Operating lease liabilities	(461)	(458)	(766)
Deferred revenue	(1,396)	(518)	(390)
Income taxes payable	(60)	80	—
Net cash (used in) provided by operating activities	(28,394)	4,718	4,317

Cash flows from investing activities:
Purchase of minority interest investment in Vetster	—	—	(300)
Acquisition of PetCareRx, net of cash acquired	—	—	(35,859)
Purchases of property and equipment	(4,615)	(5,113)	(4,511)
Net cash used in investing activities	(4,615)	(5,113)	(40,670)

Cash flows from financing activities:
Dividends paid	(21)	(181)	(12,437)
Cash paid for tax withholding on net settlement of restricted stock	(278)	—	—
Net cash used in financing activities	(299)	(181)	(12,437)

Net decrease in cash and cash equivalents	(33,308)	(576)	(48,790)

Cash and cash equivalents, at beginning of fiscal year	54,720	55,296	104,086

Cash and cash equivalents, at end of fiscal year	$21,412	$54,720	$55,296

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$52	$525	$130
Dividends payable in accrued expenses	$—	$26	$1,466
Non-cash investing activity for property and equipment additions	$282	$2,170	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business and Summary of Significant Accounting Policies
Organization
Founded in 1996, PetMed Express, Inc. and subsidiaries, d/b/a PetMeds® and PetCareRx,Inc. d/b/a PetCareRx® (collectively, the "Company", "we", "us", or "our") is a leading nationwide direct-to-consumer pet pharmacy and online provider of prescription and non-prescription medications, food, supplements, supplies and partner with providers to offer various vet services for dogs, cats, and horses. The Company markets and sells directly to consumers through its websites, customer contact center, and mobile application. The Company offers consumers an attractive alternative for obtaining pet medications, foods, and supplies in terms of convenience, price, speed of delivery, and valued customer service.
The Company has a March 31 fiscal year and references herein to fiscal 2026, 2025, or 2024 refer to the Company's fiscal years ended March 31, 2026, 2025, and 2024, respectively.
Principles of Consolidation
The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America "U.S. GAAP" and the rules and regulations of the SEC and include PetMed Express, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Business Combinations
The Company accounts for its business combinations using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. The purchase price is allocated to the fair value of the assets acquired and liabilities assumed. Transaction costs directly attributable to the acquisition are expensed as incurred. Identifiable assets and liabilities acquired or assumed are measured separately at their fair values as of the acquisition date. The excess of the purchase price of acquisition over the fair value of the identifiable net assets of the acquiree is allocated to goodwill. The results of businesses acquired in a business combination are included in the Company’s consolidated financial statements from the date of acquisition.

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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturity of three months or less to be cash equivalents. Cash and cash equivalents at March 31, 2026 and 2025 consisted of the Company’s cash accounts and money market funds with a maturity of three months or less, and are carried at cost, which approximates fair value. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.
Liquidity

Management evaluates the Company’s ability to continue as a going concern in accordance with ASC Subtopic 205-40, Presentation of Financial Statements - Going Concern. This assessment considers whether

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
conditions or events raise substantial doubt about the Company’s ability to meet its obligations as they become due within one year of the date these consolidated financial statements are issued.

For the year ended March 31, 2026, management’s assessment identified certain conditions and events that, when considered in the aggregate, raised substantial doubt about the Company’s ability to continue as a going concern. These included, among other things;

•declining cash and cash equivalent balances from $54.7 million as of March 31, 2025 to $21.4 million as of March 31, 2026,
•declining net sales by approximately 21.1% or $48.0 million, for the year ended March 31, 2026 compared to the year ended March 31, 2025,
•advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, increased for the year ended March 31, 2026 compared to the year ended March 31, 2025,
•negative operating cash flows for the year ended March 31, 2026, and
•ongoing operating losses.

Management’s assessment also considered the impact of increased competition in the e-commerce pet pharmacy market, operational complexities and the Company’s dependence on the successful execution of strategic cost reductions. Management evaluated the significance of these conditions in relation to the Company’s ability to meet its obligations during the assessment period. In response to these conditions, management has developed a plan intended to alleviate substantial doubt. The primary elements of management’s plan include, among other things;

•advertising and media spend optimization, including the elimination of unproductive media spend and overall reductions in marketing costs,
•strategic reductions in operating expenses, including decreases in professional fees following the resolution of non-recurring matters, and
•reductions in capital expenditures as significant technology initiatives were completed during the year ended March 31, 2026.

Management determined that these plans are probable of being effectively implemented and are probable of mitigating the conditions that raised substantial doubt. As of the issuance of these financials, management has concluded that substantial doubt about the Company’s ability to continue as a going concern for the next twelve months is alleviated by these plans. Accordingly, the accompanying consolidated financial statements have been prepared on a going concern basis of accounting.
Use of Estimates
The preparation of Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions. Key estimates are used for, but not limited to, commitments and contingencies, sales tax liabilities, income taxes, inventory valuation, stock-based compensation, supplier rebates and valuation of goodwill and intangibles.
Inventories
Inventories represent finished goods and consist of prescription and non-prescription pet medications and pet supplies that are available for sale and are priced at the lower of cost or net realizable value using a weighted average cost method. The Company writes down its inventory for estimated obsolescence. Our reserve for inventory obsolescence is primarily estimated based upon the inventory’s remaining shelf-life and our anticipated ability to sell such inventory, which is estimated using past experience within its remaining shelf life. The inventory reserve was approximately $207 thousand and $34 thousand at March 31, 2026 and 2025, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended March 31, 2026, the Company recorded an inventory write-down of $2.1 million related to certain inventory originally acquired for a wholesale distribution transaction that did not materialize. The write-down was recorded as a component of cost of goods sold within income from continuing operations. The resulting inventory balance reflects management’s best estimate of expected recoverability as of the balance sheet date.
Property and Equipment
Property and equipment are stated at cost, net of accumulated amortization. Depreciated is calculated using the straight-line method over the estimated useful lives of the assets. Our building is being depreciated over a period of thirty years. The furniture, fixtures, equipment, and computer software are being depreciated over periods ranging from three to ten years.

We incur software development costs related to internal-use software and our websites. Internal-use software includes labor and license costs associated with software development for internal use and is amortized using the straight-line method over the estimated useful life of the software.
Long-lived Assets

Long-lived assets, primarily includes fixed assets, definite lived intangibles, right-of-use assets, and other assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to the undiscounted cash flows expected to be generated by the asset group from its use and eventual disposition of that asset group. Assets are considered to be impaired if the carrying amount of an asset group exceeds the future undiscounted cash flows. If impairment is determined to exist, any related impairment loss is calculated based on estimated fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less cost of disposal. The Company determined that all of its long-lived assets are part of a single entity-wide asset group for the purpose of long-lived asset impairment assessment.
During the first and fourth quarters of fiscal 2026, the Company identified impairment indicators requiring an impairment analysis of the Company's long-lived asset group. These triggering events included a downward revision to the Company's forecast and a decrease in the Company's market capitalization which fell below the Company's carrying value for a sustain period beginning in the forth quarter of fiscal 2025. Accordingly, the Company performed a recoverability test of long-lived assets as of June 30, 2025 and March 31, 2026, using estimated undiscounted cash flow projections expected to be generated over the remaining useful life of the primary asset of the asset group at the lowest level with identifiable cash flows that are independent of other assets. Based on the recoverability tests performed, we determined that long-lived assets, were recoverable and, as such, no impairment charges were recorded as of June 30, 2025 and March 31, 2026.
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

During the first quarter of fiscal 2026, the Company identified potential impairment triggering events indicating that the fair value of its reporting unit was more likely than not less than its carrying value as of June 30, 2025. These triggering events included a downward revision to the Company’s forecast due to continued revenue declines and a decrease in the Company’s stock price and market capitalization that was sustained in the first quarter of fiscal 2026. In accordance with ASC 350, Intangibles - Goodwill and Other, the Company performed a quantitative goodwill impairment test as of June 30, 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of the single reporting unit was estimated using an income approach, employing a discounted cash flow model. As part of the discounted cash flow model, the Company developed estimates, assumptions and judgments about future results. The discounted cash flow projections were based on estimates made by management of current and future strategic and operational plans and future financial performance. Valuation assumptions used in the Company's discounted cash flow valuation also include projected capital expenditures, earnings before interest expense, income taxes, depreciation and amortization expense (EBITDA), depreciation expense, working capital, discount rates, tax rates and terminal growth rates. The Company applied a terminal growth rate of 3%, income tax rate of 25.3% and discount rate of 14.0% based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the single reporting unit. The Company perform sensitivity analyses around the assumptions in order to assess the reasonableness of the assumptions and the results of the testing. As a result of this impairment test, the Company determined the carrying value of the reporting unit exceeded its fair value, resulting in a goodwill impairment charge of $26.7 million during the three months ended June 30, 2025, which represented the entirety of the goodwill balance previously recorded. There was no tax impact to the impairment as goodwill is not tax deductible. No impairment losses were recognized for the years ended March 31, 2025 and 2024 related to goodwill.

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

Following the Company's annual impairment test in fiscal 2025, the Company performed a quantitative assessment and determined that the PCRx trade name was impaired. Based on such impairment test, the Company recognized a non-cash impairment charge of $1.2 million.

During the first quarter of fiscal 2026, the Company identified interim impairment indicators, and as such performed a quantitative interim impairment test as of June 30, 2025, which resulted in additional impairment related to the PCRx trade name of $0.6 million, due to a reduction in actual and forecasted revenues. There were no other impairment charges related to intangible assets recognized for the year ended March 31, 2026.

The fair value of the trade name was determined using the "relief from royalty" method. This method estimates the value of the trade name by calculating the present value of the royalty payments that would have been avoided by owning the trade name rather than licensing it. Key assumptions used in the valuation at June 30, 2025 include:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Other Assets
Other assets consist of the initial minority interest investment in Vetster. For additional information see Note 6, "Intangible and Other Assets, Net."
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
Leases
The Company accounts for leases in accordance with ASC Topic 842, Leases. The Company reviews all contracts and determines if the arrangement is or contains a lease, at inception. Operating leases are reported as right-of-use (“ROU”) assets, current lease liabilities and long-term lease liabilities on the Consolidated Balance Sheets. The Company does not have any material leases, individually or in the aggregate, classified as a finance lease.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Approximately 39% of the Company's Delray Beach property, or approximately 72,000 square feet was leased to two tenants. At March 31, 2026, the leases with these two tenants had a remaining weighted average lease term of 4.3 years. The Company recorded approximately $0.8 million, $0.7 million, and $1.2 million in rental revenue in fiscal 2026, 2025 and 2024, respectively, which was included in other income. In fiscal 2025, the Company recorded $42 thousand of rental revenue associated with a PetCareRx lease which expired in April 2024. The Company expects to receive the following future lease payments, under the current lease agreements, over the next five years: $1.0 million in fiscal 2027, $1.0 million in fiscal 2028, $0.9 million in fiscal 2029, $1.0 million in fiscal 2030 and $0.4 million in fiscal 2031.
Comprehensive Income
The Company applies ASC Topic 220, Reporting Comprehensive Income, which requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. For the fiscal years ended March 31, 2026, 2025 and 2024, the Company had no components of comprehensive income and therefore does not report comprehensive income or Consolidated Statements of Comprehensive Income.
Income Taxes
The Company accounts for income taxes under the provisions of ASC Topic 740, Accounting for Income Taxes, which generally requires the recognition of deferred tax assets and liabilities for the expected future tax benefits or consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting carrying values and the tax bases of assets and liabilities and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse. As required by “Accounting for Uncertainty in Income Taxes” guidance, which clarifies ASC Topic 740, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the Consolidated Financial Statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.
The Company applies “Accounting for Uncertainty in Income Taxes” guidance to all tax positions for which the statute of limitations remains open. The Company had no liabilities for uncertain tax positions for either fiscal 2026 or fiscal 2025. The Company files tax returns in the U.S. federal jurisdiction and Florida, Arizona, California, Connecticut, Idaho, Maryland, Michigan, Oklahoma, South Carolina, Virginia, Wisconsin, New Jersey, Georgia, Indiana, New York and the District of Columbia. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years ending March 31, 2022, or earlier. Any interest and penalties related to income taxes will be recorded to other income (expenses).
Business Concentrations
The Company purchases its products from a variety of sources, including certain manufacturers, domestic distributors, and wholesalers. We have multiple suppliers for each of our product lines to obtain the lowest cost. There were ten and six suppliers, respectively, that each accounted for 2% or more of our total purchase volume; these suppliers represented approximately 89% and 81% of total purchases for fiscal 2026 and 2025, respectively.
Accounting for Share Based Compensation
The Company records compensation expense associated with restricted stock in accordance with ASC Topic 718, Share Based Payments. The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of general and administrative expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recent Accounting Pronouncements
Recently Adopted Accounting Standard
In December 2023, the Financial Accounting Standards Board ("FASB") issued Update 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This Update applies to all entities that are subject to Topic 740. The amendments in this Update revise income tax disclosures primarily related to the rate reconciliation and income taxes paid information as well as the effectiveness of certain other income tax disclosures. The Update is effective for annual periods beginning after December 15, 2024. As of March 31, 2026, the Company has adopted ASU 2023-09 prospectively and has enhanced its income tax disclosures included herein, to comply with the requirements. The adoption did not have an impact on the Company’s financial statements.
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The FASB issued this ASU to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update became effective with the Company’s fiscal year 2025 annual reporting period and with the Company’s fiscal year 2026 interim reporting periods. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements and resulted in additional segment disclosures within Note 3, “Segment Reporting.”
Accounting Standards Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) to require public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, and may be applied on a retrospective or prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of adopting this Update.
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
(2) Revenue Recognition
In accordance with ASC Topic 606, Revenue from Contracts with Customers, the Company primarily generates revenue by selling prescription and non-prescription pet medication products, pet food, supplements, supplies, membership fees, and veterinary services. Certain pet supplies offered on the Company’s websites are drop shipped to customers. We are the principal in the arrangement, as we control the goods prior to transfer and are responsible for suppler selection, pricing, and returns for damaged or missing product. Revenue contracts contain one performance obligation, which is delivery of the product. The transaction price is adjusted at the date of sale for any applicable sales discounts and an estimate of product returns, which are based on historical patterns, however this is not considered a key judgment. Revenue is recognized when control transfers to the customer at the point in time at which the shipment of the product occurs. This key judgment is determined as the shipping point, which represents the point in time when the Company has a present right to payment, title has transferred to the customer, and the customer has assumed the risks and rewards of ownership. Virtually all the Company’s sales are paid by credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize the accounts receivable balances relative to sales. Revenue is recorded net of sales tax, discounts and return allowances. Return allowances are estimated using historical experience and are not material.
Outbound shipping and handling fees are an accounting policy election and are included in product sales upon purchase. Shipping costs associated with outbound freight after control over a product has transferred to a customer are an accounting policy election and are accounted for as fulfillment costs and are included in cost of sales.
Membership fee revenue is recognized from two models: (1) PetPlus membership for PetCareRx customers, and (2) employer-sponsored partner membership that provide access to the PetPlus program. These memberships offer discounted pricing, free standard shipping, veterinary telehealth services, along with other benefits, which together represent a single stand-ready performance obligation. PetPlus membership are billed annually upfront and automatically renew each year, with revenue recognized ratably over the subscription period.
In addition to annual membership fees earned under the PetPlus program, PetCareRx partner memberships are earned on a month-to-month basis. For the twelve months ended March 31, 2026 and March 31, 2025, membership fees earned under the partner program were $4.5 million and $3.7 million, respectively.
Deferred revenue at March 31, 2025 also includes $1.1 million collected from our customers prior to delivery of AutoShip products, which was subsequently recognized in fiscal 2026.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents changes in deferred revenue associated with the Company's PetPlus and other programs:

(amounts in millions)
Deferred revenue, March 31, 2024	$2.6
Deferred AutoShip revenue	1.1
Deferred memberships fees and others received	2.5
Deferred membership fee revenue and others recognized	(4.1)
Deferred revenue, March 31, 2025	2.1
Deferred memberships fees and others received	2.0
AutoShip revenue recognized	(1.1)
Deferred membership fee revenue and others recognized	(2.3)
Deferred revenue, March 31, 2026	$0.7
The Company offers a customer loyalty program which is accounted for as a separate performance obligation because it provides customers with a material right. The Company allocates a portion of the transaction price to the loyalty awards based on the relative standalone selling prices and estimated redemption patterns, and recognizes revenue as net sales upon redemption or expiration. As of March 31, 2026 and March 31, 2025, the related contract liability was $1.9 million and $1.7 million, respectively.
The Company has no material contract asset balances as of March 31, 2026 or March 31, 2025.
The Company maintains an allowance for credit losses that the Company estimates will arise from customers’ inability to make required payments, arising from either credit card chargebacks or insufficient funds checks. The Company determines its estimates of the uncollectability of accounts receivable by analyzing historical bad debts and current economic trends in compliance with the provisions of ASC Topic 326, Financial Instruments - Credit Losses. The allowance for credit losses was approximately $25 thousand and $91 thousand at March 31, 2026 and March 31, 2025, respectively.

(3) Segment Reporting
The Company has a single segment that derives sales from customers through the sale of products which are shipped directly to customers. The accounting policies of the Company's single segment are the same as those described in the Company's Significant Accounting Policies.
The Company’s chief operating decision maker (“CODM”) is the Interim Chief Executive Officer. The CODM assesses performance for the segment and decides how to allocate resources based on consolidated net income (loss) and Adjusted EBITDA. The table below reconciles GAAP net loss reported on the accompanying Consolidated Statements of Operations to Adjusted EBITDA. The CODM uses consolidated net income (loss) and Adjusted EBITDA to evaluate income generated from segment assets in deciding whether to reinvest profits into the segment or into other parts of the entity. Adjusted EBITDA is used to monitor budget versus actual results and forecast versus actual results and is utilized when establishing management’s compensation in collaboration with the Board of Directors. Adjusted EBITDA should only be considered as supplemental to, and alongside with, other GAAP based financial performance measures, including various cash flow metrics, net income, net margin, and our other GAAP results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below provides a summary of significant expense categories regularly provided to the CODM reconciled to Adjusted EBITDA, as well as a reconciliation of net loss to Adjusted EBITDA, for the years ended March 31. The CODM does not review segment assets at a different asset level or category than those disclosed within the consolidated balance sheets.

	Twelve Months Ended
($ in thousands)	March 31, 2026	March 31, 2025	March 31, 2024
Net Sales	$179,021	$226,972	$274,095
Significant expense categories:
Cost of sales	128,805	157,835	189,327
Advertising	21,511	23,781	30,628
Other segment expenses (1)	85,991	51,627	61,604
Net loss	$(57,286)	$(6,271)	$(7,464)

(Add) subtract:
Share-based compensation (reversal) expense	1,365	(6,586)	6,870
Income taxes	(73)	5,684	1,191
Depreciation and amortization	9,387	7,039	7,056
Interest income	(511)	(185)	(511)
Acquisition/Partnership transactions and other items	—	231	1,679
Employee severance	1,328	738	512
Sales tax expense (reversal) (2)	—	(1,178)	(1,088)
Professional fees (3)	3,177	—	—
Impairment of goodwill and intangible assets	27,258	1,200	—
Adjusted EBITDA	$(15,355)	$672	$8,245

(1)Principally comprised of other operating and non-operating income and expenses including salaries and wages, operating expenses such as utilities, insurance, professional fees, etc., and impairment of goodwill and intangible assets.
(2)Reversal consists of abatement of certain sales tax accruals.
(3)Consists of professional fees related to the investigation as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

As a result of the acquisition, the Company performed an Internal Revenue Code Section 382 analysis to determine if the net operating losses carried forward would have a utilization limitation. Refer to Note 9, "Income Taxes" for further discussion.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(5) Property and Equipment, Net
Major classifications of property and equipment consist of the following (in thousands):

	March 31,
	2026	2025

Building	$14,999	$14,999
Land	3,700	3,700
Building Improvements	4,511	4,627
Computer Software	25,950	21,312
Furniture, fixtures and equipment	9,078	9,431
	58,238	54,069
Less: accumulated depreciation and amortization	(31,912)	(25,210)

Property and equipment, net	$26,326	$28,859
For Fiscal Year 2026, Fiscal Year 2025, and Fiscal Year 2024, the Company recorded depreciation and amortization expense on property and equipment of $7.4 million, $5.1 million, and $5.1 million, respectively.
The Company evaluated its tangible property and equipment for indicators of impairment as of March 31, 2026 and 2025 and concluded that no impairment existed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(6) Intangible and Other Assets, Net

Intangible assets and other assets, net consisted of the following (in thousands):

	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
March 31, 2026
Intangible Assets
Toll-free telephone number	Indefinite	$375	$—	$375	Indefinite
Internet domain names	Indefinite	485	—	485	Indefinite
Trade Names - PetCareRx	Indefinite	800	—	800	Indefinite
Customer Relationships -PetCareRx	7 years	6,700	(2,871)	3,829	4
Developed Technology - PetCareRx	3 years	3,000	(3,000)	—	0
		$11,360	$(5,871)	$5,489
Other Assets
Minority interest investment in Vetster	N/A	5,300	—	5,300	N/A

Balance March 31, 2026		$16,660	$(5,871)	$10,789

March 31, 2025
Intangible Assets
Toll-free telephone number	Indefinite	$375	$—	$375	Indefinite
Internet domain names	Indefinite	485	—	485	Indefinite
Trade Names - PetCareRx	Indefinite	1,400	—	1,400	Indefinite
Customer Relationships -PetCareRx	7 years	6,700	(1,914)	4,786	5
Developed Technology - PetCareRx	3 years	3,000	(2,000)	1,000	1
Balance March 31, 2025		$11,960	$(3,914)	$8,046

Other Assets
Minority interest investment in Vetster	N/A	$5,300	$—	$5,300	N/A
Balance March 31, 2025		$17,260	$(3,914)	$13,346

Amortization expense for intangible assets was $2.0 million, $2.0 million and $2.0 million for the twelve months ended March 31, 2026, 2025 and 2024, respectively.

The indefinite life intangibles are not being amortized and are subject to an annual review for impairment, or more frequently if circumstances indicate an impairment may have occurred, in accordance with the ASC Topic 350, Goodwill and Other Intangible Assets. The Company recognized non-cash impairment charges of $0.6 million, $1.2 million and $0 as of March 31, 2026, 2025 and 2024, respectively, which is reflected in "Impairment of goodwill and intangible assets" on the Consolidated Statements of Operations.

Estimated amortization expense of intangible assets during the next five fiscal years is as follows:

Year Ending March 31,	(in thousands)
2027	957
2028	957
2029	957
2030	958
2031	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In April 2022, the Company purchased a 5% minority interest in Vetster Inc. (“Vetster”), a Canadian veterinary telehealth company, in the amount of $5.0 million and received warrants for additional equity in Vetster, which are tied to future performance milestones. In October 2023, the Company purchased additional shares in Vetster in the amount of $0.3 million. This increased the minority interest investment to $5.3 million. Following this round, the Company’s minority ownership changed to approximately 4.8% of Vetster’s outstanding shares. The minority interest investment is being valued on the cost basis and the investment will be evaluated periodically for any impairment. At March 31, 2026 and 2025, we evaluated the investment in accordance with ASC Topic 321, Accounting for Equity Interests and determined it was not impaired.
Additionally, in April 2022, the Company engaged in a three-year partnership agreement with Vetster. Under the terms of the agreement, the Company became the exclusive pet products e-commerce provider for Vetster and Vetster became the exclusive provider of telehealth and telemedicine services to the Company. While the initial contract was terminated in February 2025, the Company and Vetster continued to work on a non-exclusive basis under similar terms through March 31, 2026.
Under the terms of the agreement, Vetster earned from 10% to 20% of revenue generated from its customers on orders fulfilled by the Company. For the years ended March 31, 2026, 2025, and 2024 the Company earned approximately $0.6 million, $1.5 million, and $0.8 million in net sales for orders placed through Vetster and incurred fees to Vetster of approximately $0.1 million, $0.3 million, and $0.2 million, respectively.
(7) Accrued Expenses and Other Current Liabilities
Major classifications of accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,
	2026	2025
Accrued credit card fees	$213	$286
Accrued salaries and benefits	1,890	1,538
Accrued merchandise credits / reward program	1,939	1,689
Accrued advertising expenses	487	2,841
Accrued property & equipment	282	2,170
Accrued professional expenses	1,625	1,084
Accrued sales return allowance	229	225
Accrued dividends payable	—	26
Accrued real estate taxes	218	728
Other accrued liabilities	782	1,124
Accrued expenses and other current liabilities	$7,665	$11,711
(8) Leases
The Company’s leasing activities primarily consist of real estate leases acquired during the acquisition of PetCareRx for use in the business operations. The leases had initial terms ranging from 5 years to 10 years. Some of the initial lease terms have already matured and the remaining leases have maturity dates ranging through fiscal years 2027 and 2028. The Company assesses whether each lease is an operating lease or a finance lease at the lease commencement date. The Company does not have any material leases, individually or in the aggregate, classified as a finance lease.
Variable Lease Costs
Certain of the Company’s leases require payments for taxes, insurance, and other costs applicable to the property, in addition to the minimum lease payment. These costs are considered variable costs which are based on actual expenses incurred by the lessor. Therefore, these amounts are not included in the calculation of the right-of-use assets and lease liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Discount Rate and Lease Term
As of March 31, 2026, the weighted average remaining lease term and discount rate for the Company’s operating leases was 1 year and 3.6%, respectively. As of March 31, 2025, the weighted average remaining lease term and discount rate for the Company’s operating leases were 2 years and 3.6%, respectively. As the rate implicit in the lease is generally not readily determinable for the Company’s operating leases, the Company uses its estimated incremental borrowing rate based on the information available at the date of acquisition, April 3, 2023, in determining the present value of future payments.
Lease Costs and Activity
The Company’s lease costs as recorded in the general and administrative costs and activity are as follows (in thousands):

	Twelve Months Ended March 31,
Lease cost	2026	2025	2024
Operating lease cost - fixed	$481	$509	$853
Operating lease costs - variable	36	53	65
Total lease cost	$517	$562	$918
Supplemental cash flow information for the fiscal years ended March 31, 2026, 2025 and 2024 are as follows (in thousands):

	Twelve Months Ended March 31,
	2026	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$488	$501	$832
Right-of-use assets obtained in exchange for operating lease liabilities as a result of acquisition	$—	$—	$2,220

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maturity of Lease Liabilities
The maturity of the Company’s lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on the Company’s Consolidated Balance Sheet as of March 31, 2026 were as follows (in thousands):

March 31, 2026
2027	502
2028	42
Total lease payments	544
Less: Imputed Interest	(10)
Present value of lease liabilities	$534

(9) Income Taxes
All income before provision for income taxes is domestic.
The components of the income tax provision consist of the following (in thousands):

	Year Ended March 31,
	2026	2025	2024
Current taxes
Federal	$—	$343	$490
State	14	93	408
Total current income tax provision	14	436	898

Deferred income tax provision (benefit)
Federal	(45)	4,448	412
State	(42)	800	(119)
Total deferred taxes	(87)	5,248	293
Total income tax provision	$(73)	$5,684	$1,191
We adopted ASU 2023-09 on a prospective basis in fiscal year 2026. The reconciliation of income tax provision computed at the U.S. federal statutory tax rates to income tax expense is as follows (in thousands):

	Year Ended March 31, 2026
	$	%
US federal statutory income tax rate	(12,046)	21.00%
Domestic federal
Nontaxable and nondeductible items
Stock-based compensation	203	(0.35)%
Executive Compensation	103	(0.18)%
Goodwill Impairment	5,598	(9.76)%
Other	(77)	0.14%
Excess tax benefits on share-based payments	(1)	—%
Changes in valuation allowances	6,169	(10.76)%
Domestic state and local income taxes, net of federal effect	(22)	0.04%
Total	$(73)	0.13%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The differences between the effective income tax rate and the statutory U.S. federal income tax rate are as follows:

	Year Ended March 31,
	2025	2024
Federal rate on income before taxes	21.0%	21.0%
State income taxes, net of federal tax benefit	45.0%	(4.9)%
Non-deductible executive compensation	301.7%	(28.2)%
Other permanent differences	9.5%	(1.7)%
Restricted stock shortfall adjustment	(63.5)%	(4.4)%
Deferred tax adjustments	(62.9)%	(0.8)%
Taxes payable adjustments	(61.9)%	—%
Valuation allowance	(1155.2)%	—%
Other	(2.0)%	—%
Total effective tax rate	(968.3)%	(19.0)%
In fiscal 2026, state and local income taxes in Florida comprise of the majority of the state and local income taxes, net of federal effect category. In 2025, state and local income taxes in Florida comprise the majority of the state and local income taxes, net of federal effect category.
On July 4, 2025, the “One Big Beautiful Bill Act”, or “OBBBA,” was signed into law, which represents the enactment date under U.S. GAAP. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, updates to Global Intangible Low-Taxed Income (“GILTI”), and Foreign-Derived Intangible Income (“FDII”) rules, amendments to energy credits, and expanded Section 162(m) aggregation requirements.
In accordance with ASC 740, the effects of the new tax legislation are recognized in the period of enactment. Management has evaluated the provisions of the OBBBA, recalculated temporary differences, reassessed valuation allowances, and considered any necessary adjustments. Based on this evaluation, management concluded that the effects of the OBBBA are not material to the Company’s consolidated financial statements for the twelve months ended March 31, 2026. Management will continue to monitor forthcoming guidance, interpretations, and technical clarifications to assess whether any future adjustments or additional disclosures may be required.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	March 31,
	2026	2025
Deferred tax assets:
Accrued sales tax liability	$4,645	$5,101
Other accrued expenses	101	200
Deferred stock compensation	126	425
Bad debt reserves and inventory write-downs	902	227
Capitalized research and development costs	3,942	3,201
Lease liabilities	136	250
Net operating loss carryforward	9,280	3,431
Total deferred tax assets	19,132	12,835

Deferred tax liabilities:
Tax accounting method change	(178)	(349)
Intangible assets	(1,307)	(1,921)
Property and equipment	(2,606)	(3,181)
Right of use assets	(131)	(242)
Total deferred tax liabilities	(4,222)	(5,693)

Valuation allowance	(15,085)	(7,405)

Total net deferred tax (liability) asset	$(175)	$(263)
The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets, which are composed primarily of net operating losses and capitalized research and development costs. Management has considered the Company’s cumulative net losses in recent years and limited evidence of sustainable taxable income in future periods, and concluded that it is more likely than not that the Company will not recognize the benefits of deferred tax assets. As a result, a full valuation allowance has been established against the Company’s net deferred tax assets as of March 31, 2026. As of March 31, 2026, the Company recorded a deferred tax liability of $175 thousand, primarily attributable to acquired indefinite-lived intangibles with no corresponding tax basis. For accounting purposes, the intangible assets will not be amortized and subject to impairment review and testing. A portion of these deferred tax liabilities are not available as a source of income to support the realization of deferred tax assets because they are not expected to reverse in the same period as deferred tax assets. As a result, the Company has recorded a deferred tax liability for the portion of the liability that cannot be offset with indefinite lived deferred tax assets. Management reevaluates the positive and negative evidence at each reporting period. The valuation allowance increased by $7.7 million in fiscal year 2026 as compared to fiscal year 2025.
The provisions of FASB ASC 740-10-25-5 prescribe the minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. Additionally, FASB ASC 740-10-25-5 provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under FASB ASC 740-10-25-5, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued are reflected as a reduction of the overall income tax provision. As of March 31, 2026 and 2025, we did not have any uncertain tax positions.
At March 31, 2026, the Company had $36.0 million of federal net operating loss carryforwards some of which begin to expire in fiscal 2027. The Company also had $33.4 million in state net operating loss

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

carryforwards which begin to expire in fiscal 2027. In fiscal 2024 the Company acquired PetCareRx, a loss corporation. The tax attributes acquired are subject to Internal Revenue Code Section 382 which limits the utilization annually. Outlined below are the tax attribute balances remaining as of March 31, 2026 (in thousands).

PetCareRx Tax Attributes Acquired	Total	Sec. 382 limited utilization	Attributes for which a deferred tax asset is recorded	Expiration
Federal net operating losses - limited carryover	$85,454	$83,300	$2,154	Beginning in FY 2024
Federal net operating losses - unlimited carryover	$10,501	$—	$10,501	None
Disallowed business interest expense carryover	$1,855	$—	$1,855	None
State net operating losses	$11,040	$2,066	$8,974	Beginning in FY 2026

Tax Attributes as of March 31, 2025	Total	Sec. 382 limited utilization	Attributes for which a deferred tax asset is recorded	Expiration
Federal net operating losses - limited carryover	$77,052	$76,238	$814	Beginning in FY 2026
Federal net operating losses - unlimited carryover	$12,739	$—	$12,739	None
Disallowed business interest expense carryover	$—	$—	$—	None
State net operating losses	$11,884	$832	$11,052	Beginning in FY 2026

Tax Attributes as of March 31, 2026	Total	Sec. 382 limited utilization	Attributes for which a deferred tax asset is recorded	Expiration
Federal net operating losses - limited carryover	$73,357	$72,543	$814	Beginning in FY 2027
Federal net operating losses - unlimited carryover	$35,213	$—	$35,213	None
Disallowed business interest expense carryover	$—	$—	$—	None
State net operating losses	$34,279	$832	$33,447	Beginning in FY 2027

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of income taxes paid, net of refunds received is as follows (in thousands):

Year Ended
March 31, 2026
US federal	$—
US state and local
Arizona	3
California	(24)
Idaho	(28)
Indiana	(5)
New York	8
Oklahoma	(6)
Tennessee	4
Texas	84
Other	16
Income taxes, net of amounts refunded	$52
(10) Shareholders’ Equity
Preferred Stock
In April 1998, the Company issued 250,000 shares of its $.001 par value preferred stock at a price of $4.00 per share, less issuance costs of $112 thousand. Each share of the preferred stock is convertible into approximately 4.05 shares of common stock at the election of the shareholder. The shares have a liquidation value of $4.00 per share and may pay dividends at the sole discretion of the Company. The Company does not anticipate paying dividends to the preferred shareholders in the foreseeable future. Each share of preferred stock is entitled to one vote on all matters submitted to a vote of shareholders of the Company. At March 31, 2026 and 2025, 2,500 shares of the convertible preferred stock remained unconverted and outstanding.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Dividends
Payment of dividends is subject to declaration by the Board of Directors. Factors considered in determining dividends include our profitability and expected capital needs. During fiscal 2024, our Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount (In thousands)	Payment Date

May 22, 2023	$0.30	June 6, 2023	$6,352	June 12, 2023
July 31, 2023	$0.30	August 14, 2023	$6,344	August 18, 2023
In October 2023, our Board of Directors elected to suspend the quarterly dividend for the second quarter of fiscal year 2024, and in February 2024, our Board of Directors elected to suspend the quarterly dividend indefinitely. This move is intended to focus use of the Company’s existing cash flow on growth and other higher return initiatives. The Board of Directors reviews and discusses the capital allocation needs of the Company, at a minimum, on a quarterly basis. The declaration and payment of future dividends is discretionary and will be subject to a determination by the Board of Directors.
(11) Share-Based Compensation
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
•On August 8, 2024, the Company adopted the PetMed Express, Inc. 2024 Omnibus Incentive Plan (the "2024 Omnibus Plan") pursuant to which the Company reserved 850,000 shares of common stock, par value $.001 per share, for the issuance of equity awards granted under such plan.
•On September 27, 2024, the Company adopted the PetMed Express, Inc. 2024 Inducement Incentive Plan (the "2024 Inducement Plan") pursuant to which the Company reserved 350,000 shares of common stock, par value $.001 per share, of the Company’s common stock (subject to the adjustment provisions of the Inducement Plan) for the issuance of equity awards granted under the Inducement Plan.
The Company records compensation expense associated with restricted stock in accordance with ASC Topic 718, Share Based Payments (ASU 2016-09). The value of the restricted stock is determined based on the market value of the stock at the issuance date. The restriction period or forfeiture period is determined by the Company’s Compensation and Human Capital Committee and is to be no less than 1 year and no more than ten years unless otherwise specified by the Compensation and Human Capital Committee. The following table presents the number of common shares issued under each of the Company's plans:

Plan Name	Common Shares Issued
2016 Employee Plan	422,438
2015 Director Plan	244,807
2022 Employee Plan	417,446
2024 Omnibus Plan	498,313
2024 Inducement Plan	148,735
As of March 31, 2026, all shares in the 2022 Employee Plan, 2016 Employee Plan and 2015 Director Plan were issued subject to a restriction or forfeiture or vesting period that lapses ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over a one to three-year restriction period, with the exception of performance restricted shares which were issued to the Company's former Chief Executive Officer and the former Company's Chief Financial Officer and Company's current Chief Executive Officer.
For the fiscal years ended March 31, 2026, 2025, and 2024, the Company recognized compensation expense (reversal) related to the 2016 and 2022 Employee Plan, the 2015 Director Plan, 2024 Omnibus Plan and 2024 Inducement Plan of $1.4 million, $(6.6) million, and $6.9 million, respectively. All stock-based compensation expense is recognized as a payroll-related expense and it is included within the general and administrative expenses line item within the Company’s Consolidated Statements of Operations, and the offset is included in the additional paid-in capital line item of the Company’s Consolidated Balance Sheets. See Note 9, "Income Taxes" for tax impact of the Company's stock compensation expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Awards
For the year ended March 31, 2026, restricted stock award ("RSA") activity under the Plans was as follows:

	2015 Director Plan Number of Shares	2016 Employee Plan Number of Shares	2022 Employee Plan Number of Shares	2024 Omnibus Plan Number of Shares	2024 Inducement Plan Number of Shares	All Plans Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock outstanding at March 31, 2025	9,207	8,686	—	—	—	17,893	$21.39
Granted and issued	—	—	—	356,950	27,000	383,950	$2.58
Vested	(6,166)	(7,739)	—	(17,789)	—	(31,694)	$10.97
Forfeited	(3,041)	(947)	—	(27,057)	—	(31,045)	$4.87
Non-vested restricted stock outstanding at March 31, 2026	—	—	—	312,104	27,000	339,104	$2.57
•At March 31, 2026 and 2025, there were 339,104 and 17,893, RSAs subject to restriction and forfeiture outstanding, respectively.
•During the fiscal years ended March 31, 2026 and 2025, the Company issued, net of forfeitures, 352,905 and (561,209) restricted shares, respectively.
•The weighted-average grant date fair value of restricted shares issued was $2.58 for fiscal year 2026. There were no restricted shares issued for fiscal year 2025. For the fiscal years ended March 31, 2026, 2025, and 2024, the Company recognized compensation expense (reversal) related to RSAs of $0.3 million, $(8.1) million, and $6.6 million, respectively.
•The total fair market value of restricted shares released from restrictions was $0.1 million and $0.5 million for fiscal years 2026 and 2025, respectively.
•At March 31, 2026 and 2025, there were $0.6 million and $0.1 million of unrecognized compensation costs related to the restricted stock subject to restriction and forfeiture awards, respectively, which is expected to be recognized over the remaining weighted average restriction and forfeiture period of 1.3 years and 4.6 months for fiscal 2026 and 2025, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units
The Company first granted restricted stock units ("RSUs") in the year ended March 31, 2024. The fair value assigned to RSUs is the market price of the Company’s stock on the grant date. The vesting period for employees and members of the Board of Directors ranges from one to three years.

For the year ended March 31, 2026, RSU activity under the Plans was as follows:

	2015 Director Plan Number of Shares	2022 Employee Plan Number of Shares	2024 Omnibus Plan Number of Shares	2024 Inducement Plan Number of Shares	Total RSUs	Weighted-Average Grant Date Fair Value Per RSU
Non-vested RSUs outstanding at March 31, 2025	22,316	568,416	321,022	290,000	1,201,754	$4.49
Granted	–	–	9,877	–	9,877	$2.97
Vested and issued	(10,097)	(250,997)	(105,313)	(95,068)	(461,475)	$4.42
Forfeited	(9,719)	(265,382)	(133,269)	(168,265)	(576,635)	$4.39
Non-vested RSUs outstanding at March 31, 2026	2,500	52,037	92,317	26,667	173,521	$4.88

•The total grant-date fair value of RSUs granted during the twelve months ended March 31, 2026 and 2025 was $29 thousand and $5.4 million, respectively.

•For the twelve months ended March 31, 2026, 2025 and 2024, the Company recorded stock-based compensation related to RSUs of $1.1 million , $1.5 million and $0.3 million, respectively.

•At March 31, 2026 and 2025, there were $0.6 million and $4.2 million of unrecognized compensation costs related to RSUs subject to restriction and forfeiture awards, respectively, which is expected to be recognized over the remaining weighted average restriction and forfeiture period of 1.45 years and 2.3 years for fiscal 2026 and 2025, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended March 31, 2026, PSU activity under the Plans was as follows:

	2022 Employee Plan Number of Shares	2024 Omnibus Plan Number of Shares	Total PSUs	Weighted-Average Grant Date Fair Value Per PSU
Non-vested PSUs outstanding at March 31, 2025	—	146,772	146,772	$3.47
Granted	—	—	—	$—
Vested and issued	—	—	—	$—
Forfeited	—	(146,772)	(146,772)	$3.47
Non-vested PSUs outstanding at March 31, 2026	—	—	—	$—

•The total grant-date fair value of PSUs granted during the twelve months ended March 31, 2025 was $0.5 million. The were no PSUs granted during the twelve months ended March 31, 2026.

•For the twelve months ended March 31, 2026 and 2025, the Company recorded stock-based compensation (reversal) related to PSUs of $(35) thousand and $(1) thousand, respectively.

•At March 31, 2025 there were $475 thousand unrecognized compensation costs related to PSUs subject to restriction and forfeiture awards which is expected to be recognized over the remaining weighted average restriction and forfeiture period 2.8 years for fiscal 2025. At March 31, 2026 there were no unrecognized compensation costs related to PSUs subject to restriction and forfeiture award.
(12) Fair Value Measurements
The Company carries cash and cash equivalents and investments at fair value in the Consolidated Balance Sheets. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. ASC Topic 820, Fair Value Measurements establishes a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:
Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.
Level 3 - Unobservable inputs which are supported by little or no market activity.
The fair value hierarchy generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
At March 31, 2026 and 2025 the Company had cash and cash equivalents of $21.4 million and $54.7 million, respectively, which includes investments in money market funds which are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

The following tables summarize the assets measured at fair value on a recurring basis as of March 31, 2026 and March 31, 2025 by level within the fair value hierarchy (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$10,553	$—	$—	$10,553

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$43,624	$—	$—	$43,624
(13) Net (Loss) Income Per Share
In accordance with the provisions of ASC Topic 260, Earnings Per Share basic net (loss) income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per common share includes the dilutive effect of potential restricted stock and the effects of the potential conversion of preferred shares, calculated using the treasury stock method. Unvested restricted stock, and convertible preferred shares issued by the Company represent the only dilutive effect reflected in diluted weighted average shares outstanding.
The following is a reconciliation of the numerators and denominators of the basic and diluted net (loss) income per share computations for the periods presented (in thousands, except for share and per share amounts):

	Year Ended March 31,
	2026	2025	2024
Net loss (numerator):
Net loss	$(57,286)	$(6,271)	$(7,464)

Shares (denominator)
Weighted average number of common shares outstanding used in basic computation	20,921,361	20,596,022	20,395,959
Common shares issuable upon the vesting of restricted stock	—	—	—
Common shares issuable upon conversion of preferred shares	—	—	—
Weighted average number of common shares outstanding used in diluted computation	20,921,361	20,596,022	20,395,959

Net loss per common share:
Basic	$(2.74)	$(0.30)	$(0.37)
Diluted	$(2.74)	$(0.30)	$(0.37)
At March 31, 2026, 2025, and 2024, 632,128, 1,027,909, and 827,863 shares of common restricted stock, respectively, were excluded from the computations of diluted net income per common share, as their inclusion would have had an anti-dilutive effect on diluted (net loss)/net income per common share.

(14) Commitments and Contingencies
Legal Matters and Routine Proceedings
The Company has settled complaints that had been filed with various states’ pharmacy boards in the past. There can be no assurances made that other states will not attempt to take similar actions against the Company in the future. The Company also intends to vigorously defend its trade or service marks. There can be no assurance that the Company will be successful in protecting its trade or service marks. Legal costs related to the above matters are expensed as incurred. From time to time, the Company may be involved in and subject to disputes and legal proceedings, as well as demands, claims and threatened litigation that arise in the ordinary course of its business. These proceedings may include allegations involving business practices, infringement of intellectual property, employment or other matters. The ultimate outcome of any legal proceeding is often uncertain, there can be no assurance that the Company will be successful in any legal proceeding, and unfavorable outcomes could have a negative impact on our results of operations and financial condition. In accordance with ASC Topic 450-20, Loss Contingencies, the Company records a liability in its financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews the status of each significant matter each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amounts of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss to the extent necessary to make the financial statements not misleading. If the loss is not probable and cannot be reasonably estimated, a liability is not recorded in the Company’s financial statements. Gain contingencies are not recorded until they are realized. Legal costs related to any legal matters are expensed as incurred.
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
On February 14, 2025, Plaintiffs Ashley Bird, Tyler Dvornski, and Tiffany Hughes (“Plaintiffs”) filed an action in the Northern District of New York on behalf of themselves and a class of others similarly situated alleging that the Company misrepresented that its products were on sale by showing a “regular” strikethrough price, when the products were never sold for the strikethrough price. Plaintiffs allege that by using this “false reference price” or “false discount,” the Company artificially inflated its prices and charged consumers more than it otherwise could. Plaintiffs allege that these purported practices violate New York General Business Law §§ 349 and 350 as well as California’s Unfair Competition Law and California’s False Advertising Law. After the Company made a motion to dismiss the Complaint, Plaintiffs filed an Amended Complaint, which the Company moved to dismiss. The motion to dismiss the Amended Complaint was granted. Thereafter, Plaintiffs filed a motion to vacate the dismissal Order and amend the Amended Complaint. That motion has been fully briefed and remains pending.
(15) Employee Benefit Plan
The Company maintains a 401(k) Savings Plan for eligible employees. The plan is a defined contribution plan that is administered by the Company. All regular, full-time employees are eligible for voluntary participation upon completing 90 days of service and having attained the age of 21. The plan provides for growth in savings through contributions and income from investments. It is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Plan participants are allowed to contribute a specified percentage of their base salary. The Company matches 100% of the first 4% of the employee's contribution. The matching contribution is funded subsequent to the calendar year. During the fiscal years ended March 31, 2026, 2025, and 2024, the

Company recorded $371 thousand, $309 thousand, and $350 thousand, respectively, of 401(k) matching contribution and administration expense to general and administrative expenses. In accordance with the plan documents, the Company can elect to make discretionary contributions, however, none were made during the fiscal years ended March 31, 2026 and March 31, 2025.
(16) Related Party Transaction
In fiscal 2024 the Company entered into a master services agreement with Fabric, Inc (“Fabric”), a privately-held company. Under this agreement, Fabric will provide cloud-based product services to the Company with a one-year term with auto-renewal unless either party provides notice at least 90 days in advance. Per the terms of the agreement, the Company will pay Fabric $115,000 the first year and $100,000 for each potential year thereafter with potential changes in the amounts paid based on actual usage of Fabric’s services.
The Company's former Chief Executive Officer and President, who departed the Company in August 2025, was an equity holder in Fabric and served on Fabric's Board of Directors during her tenure with the Company. Consequently, Fabric is no longer considered a related party to the Company subsequent to her departure.
During the fiscal year ended March 31, 2025 the company paid Fabric approximately $105 thousand under this agreement for services rendered. During the fiscal year ended March 31, 2026, the company made no payments to Fabric under this agreement for services rendered while Fabric was considered a related party. As of March 31, 2026 and 2025, there were no amounts owed by the Company to Fabric.
(17) Unsolicited and Non-Binding Acquisition Proposals

In December 2025, the Company received two unsolicited, non-binding preliminary proposals from two separate third parties to acquire all of the outstanding shares of Common Stock of the Company at prices ranging from $4.00 to $4.25 per share in cash, subject to customary conditions, including the satisfactory completion of due diligence and the negotiation and execution of a mutually acceptable definitive agreement. In response to the receipt of these proposals, the Board, consistent with its fiduciary duties and in consultation with its financial and legal advisors, carefully evaluated the two unsolicited proposals and directed its financial advisor to actively solicit interest in a potential sale transaction from other strategic and financial sponsors that the Company and its financial advisor believed might have an interest in, and the financial capacity to consummate, a potential acquisition of the Company at a price and on terms that would maximize value for the Company's stockholders. Following this process and after careful deliberation and consideration of the alternatives reasonably available to the Company, the Board determined that it is in the best interests of the Company and its stockholders not to proceed with either of the publicly announced proposals, as a result of which the Company is continuing to operate as an independent, publicly traded company. However, the Board remains open to considering any inbound indications of interest with respect to a potential transaction that may be received in the future and will continue to act in accordance with its fiduciary duties to evaluate any such proposals should they arise.

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026, the end of the period covered by this report (the “Evaluation Date”) was performed under the supervision and with participation of management, including our Interim Chief Executive Officer and Interim Principal Financial Officer. Based upon that evaluation, our Interim Chief Executive Officer and Interim Principal Financial Officer concluded as of the Evaluation Date, that our disclosure controls and procedures were not effective as of March 31, 2026, due to the material weaknesses in internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Interim Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2026 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was not effective, as of March 31, 2026, as a result of the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

This Annual Report on Form 10-K does not include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Our auditors will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 until we are no longer a smaller reporting company with annual revenues of less than $100 million and a public float of less than $700 million.

Status of Previously Reported Material Weaknesses

As previously reported in our Annual Report on Form 10-K for the year ended March 31, 2025, we identified material weaknesses in the following areas:

•Information Technology General Controls (“ITGCs”)
•Income Taxes and Sales Taxes
•Complex Accounting Matters
•Tone at the Top
•Revenue Recognition
•Cooperative Advertising and Vendor Reimbursements

During fiscal 2026, management, under the oversight of the Audit Committee of our Board of Directors, continued to implement the remediation plans described in our Annual Report on Form 10-K for the year ended March 31, 2025. The status of those material weaknesses as of March 31, 2026 is described below.

Material Weaknesses Remediated as of March 31, 2026

Income Taxes

As previously disclosed, this material weakness is related to the misapplication of Internal Revenue Code 162(m) which limits the deductibility of executive compensation in our consolidated financial statements and errors in the income tax provision related to our management review control.

The following actions and plans were initiated during fiscal 2025 and continued or were completed during fiscal 2026:

•The Company engaged qualified third-party tax specialists to assist in income tax related matters
•The Company implemented enhanced review controls over income tax provision
•The Company provided additional training for personnel involved in tax accounting and financial reporting to enhance their understanding of the relevant accounting standards and requirements
•The Company enhanced and retained documentation of tax positions and related accounting judgments to ensure they are adequately supported

As of March 31, 2026, the enhanced controls have operated for a sufficient period of time and management has completed testing of their operating effectiveness. Based on the results of such testing, management concluded that the material weakness related to Income Taxes was remediated.

Complex Accounting Matters

As previously disclosed, this material weakness related to deficiencies in controls over impairment analyses, valuation assessments, and accounting for significant or non-routine transactions.

The following actions and plans were initiated during fiscal 2025 and continued or were completed during fiscal 2026:

•The Company enhanced its policies, procedures and process level controls governing how it gathers and analyzes relevant facts and circumstances in connection with complex business transactions
•The Company engaged qualified third-party specialists to assist with technical accounting analyses related to significant non-routine transactions, including impairment analysis matters
•The Company provided additional training to personnel involved in accounting for complex accounting matters and financial reporting to enhance their understanding of the relevant accounting standards and requirements

As of March 31, 2026, the enhanced controls have operated for a sufficient period of time and management has completed testing of their operating effectiveness. Based on the results of such testing, management concluded that the material weakness related to Complex Accounting Matters was remediated.

Tone at the Top

As previously disclosed, this material weakness is related to deficiencies in our control environment, including governance oversight, risk assessment processes, and internal communication mechanisms.

During fiscal 2026, the Company enhanced its executive leadership structure and Board oversight. As previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2025, following the August 2025 resignations of CEO Sandra Campos and CFO Robyn D’Elia, the Board appointed Leslie C.G. Campbell as interim Chief Executive Officer and Douglas Krulik as interim Principal Financial Officer, reporting directly to the interim CEO and the Audit Committee. In August 2025, Leah Solivan was appointed Chair of the Compensation and Human Capital Committee. Following the resignation of Diana Purcel in July 2025, Peter Batushansky served as Chair of the Audit Committee. Subsequently, on October 19, 2025, the Board appointed James LaCamp to the Board. Mr. LaCamp assumed the role of

Audit Committee Chair effective October 30, 2025, and continued in that role as of the issuance of the audited financial statements, further enhancing financial expertise and independent oversight.

In addition to the executive leadership transitions, the Company implemented enhanced entity-level controls during fiscal 2026 designed to address the previously identified deficiencies, including:

•Implementation of a formal Disclosure Committee with defined responsibilities and documented review procedures
•Implementation of enhanced whistleblower escalation and communication protocols to facilitate timely reporting of financial reporting matters to executive leadership and the Audit Committee
•Implementation of a continuous risk assessment process involving executive leadership, conducted on a regular cadence, to identify and evaluate financial reporting, operational and compliance risks, including fraud risks and management override considerations; such process includes documented discussions, assignment of risk owners, monitoring of mitigation actions, periodic reassessment of risks and presentation of results to the Audit Committee
•Implementation of a company-wide Code of Conduct recertification process, together with enhanced employee compliance initiatives, requiring personnel, including executive leadership, to review and formally acknowledge adherence to the Company’s ethical standards, applicable laws and regulations and Company policies, reinforcing emphasis on integrity in financial reporting and transparency
•Under the supervision of the Board, executive leadership reinforced expectations regarding integrity, ethical conduct, compliance with applicable laws and regulations and adherence to the Company’s internal control over financial reporting framework and accounting policies

As of March 31, 2026, the enhanced controls have operated for a sufficient period of time and management has completed testing of their operating effectiveness. Based on the results of such testing, management concluded that the material weakness related to Tone at the Top was remediated.

Material Weaknesses Not Yet Remediated

Sales Taxes

We continue to remediate the material weakness related to sales taxes. The following actions and plans were initiated during fiscal 2025 and continued during fiscal 2026:

•The Company continues to engage qualified third-party tax specialists to assist in sales tax related matters
•The Company continues to implement enhanced review controls over sales tax calculations
•The Company provided additional training for personnel involved in tax accounting and financial reporting to enhance their understanding of the relevant accounting standards and requirements
•The Company is working with a qualified third-party tax specialist to perform a comprehensive review of product-level taxability across its inventory to validate the appropriate application of sales tax based on jurisdictional requirements in tandem with the implementation of an enhanced, sales tax determination and compliance solution

Although remediation efforts have substantially progressed, certain remediation activities remain in progress or have not yet operated for a sufficient period of time to allow management to conclude that they are operating effectively. The Company will continue to implement and evaluate both the design and operating effectiveness of these controls. This material weakness has not yet been fully remediated as of March 31, 2026.

ITGCs

We continue to remediate the material weakness related to ITGCs. During fiscal 2026, the following actions were implemented:

•The Company continues to utilize third-party consultants with expertise in ITGCs, internal audit and risk management to assist management in assessing risks and designing and implementing enhanced ITGCs
•The Company continues to implement enhanced change management governance, including formal change management procedures, review protocols and periodic review of system changes to ensure that changes to in-scope systems are appropriately authorized, tested and approved prior to deployment into the production environment

•The Company continues to implement enhanced controls over logical access to financially relevant systems, including formal approval procedures for granting and modifying user access, strengthened segregation of duties protocols and introduction of monitoring procedures to support periodic access reviews
•The Company provided additional training to personnel involved in the execution of ITGCs to strengthen understanding ITGC requirements, including control documentation and evidence of control execution
•The Company is in the process of deploying governance, risk and compliance software to enhance the tracking, monitoring and enforcement of controls and remediation activities
•The Company is in the process of planning a transition to a modernized ERP and financial system which is expected to reduce reliance on certain legacy systems that contribute to the underlying ITGC deficiencies

Although remediation efforts have substantially progressed, certain remediation activities remain in progress or have not yet operated for a sufficient period of time to allow management to conclude that they are operating effectively. The Company will continue to implement and evaluate both the design and operating effectiveness of these controls. This material weakness has not yet been fully remediated as of March 31, 2026.

Revenue Recognition

We continue to remediate the material weakness related to revenue recognition controls. As part of these efforts, the Company has implemented the following actions:

•The Company enhanced its risk assessment process to identify and analyze risks of financial misstatement related to revenue recognition, including risks arising from error or fraud and potential management override of controls. As part of this effort, management performed walkthroughs of the Company's revenue streams, including the AutoShip program, and began developing enhanced process documentation of the revenue process, key risks and associated controls
•The Company enhanced its policies and procedures related to the review and approval of certain transactions and customer-facing program terms and conditions
•The Company provided additional training to personnel involved in the execution of revenue-related controls to strengthen understanding of the Company’s internal control framework and financial reporting responsibilities
•The Company continued to engage third-party advisors, as necessary, to assist management in evaluating the accounting treatment, financial reporting and disclosure of significant, complex or non-routine transactions
•The Company enhanced cross-functional communication procedures, including structured management meetings, involving finance and operational leadership, designed to ensure that changes in business operations, programs or systems that could impact revenue recognition are identified and evaluated on a timely basis

Although remediation efforts have substantially progressed, certain remediation activities remain in progress or have not yet operated for a sufficient period of time to allow management to conclude that they are operating effectively. The Company will continue to implement and evaluate both the design and operating effectiveness of these controls. This material weakness has not yet been fully remediated as of March 31, 2026.

Cooperative Advertising and Vendor Reimbursements

We enhanced review controls and policy governance procedures related to vendor reimbursement and cooperative advertising arrangements. Although remediation efforts have progressed, certain remediation activities remain in progress or have not yet operated for a sufficient period of time for management to evaluate and conclude that the related controls are operating effectively. The Company will continue to implement and monitor these controls and evaluate their design and operating effectiveness. Accordingly, this material weakness has not yet been fully remediated as of March 31, 2026.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the fourth quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 9B. OTHER INFORMATION

Trading Arrangements

During the fourth quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item will be set forth in our proxy statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2026, relating to our 2026 Annual Meeting of Shareholders and is incorporated herein by reference.
Code of Business Conduct and Ethics

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

Insider Trading Policy

The Company has adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of the Company’s securities that is reasonably designed to promote compliance with applicable laws, rules and regulations. A copy of the Company’s Insider Trading Policy has been filed as Exhibit 19.1 to this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be set forth in our proxy statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2026, relating to our 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this item (other than information required by Item 201(d) of Regulation S-K with respect to equity compensation plans, which is set forth under Item 5 in this Annual Report on Form 10-K) will be set forth in our proxy statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2026, relating to our 2026 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in our proxy statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2026, relating to our 2026 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be set forth in our proxy statement, to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2026, relating to our 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

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
(3)Articles of Incorporation and By-Laws

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 10-SB, File No. 000-28827, filed January 10, 2000).
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.2 to our Form 10-K for the year ended March 31, 2015, filed May 22, 2015).
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated December 3, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K/A filed December 18, 2024).
3.4	Third Amended and Restated By-Laws of PetMed Express, Inc. (incorporated by reference to Exhibit 3.3 to our Form 10-Q for the quarter ended September 30, 2024, filed November 7, 2024).
(4)Instruments Defining the Rights of Security Holders

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 10-SB, File No. 000-28827, filed January 10, 2000).
4.2	Description of Securities. (incorporated by reference to Exhibit 4.2 to our Form 10-K filed November 14, 2025.
4.3

Rights Agreement, dated December 3, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent (which includes the Form of Right Certificate as Exhibit B thereto) (incorporated by reference to Exhibit 4.1 to the Form 8-K/A filed December 18, 2024).

4.4
Amendment No. 1 to Rights Agreement, dated as of November 26, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.2 to the Form 8-K filed November 26, 2025).

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

10.3+	2022 Employee Equity Compensation Plan (as amended and restated) (incorporated by reference to Exhibit 10.1 to our Form 8-K filed June 20, 2023).
10.3.1+	Form of Restricted Stock Unit Agreement under 2022 Employee Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to our Form 8-K filed June 20, 2023).
10.3.2+	Form of Performance Stock Unit Agreement under 2022 Employee Equity Compensation Plan (incorporated by reference to Exhibit 10.4 to our Form 8-K filed June 20, 2023).
10.4+	2015 Outside Director Equity Compensation Plan (as amended and restated) (incorporated by reference to Exhibit 10.5 to our Form 8-K filed June 20, 2023).

10.4.1+	Form of Restricted Stock Unit Agreement under 2015 Outside Director Equity Compensation Plan (incorporated by reference to Exhibit 10.7 to our Form 8-K filed June 20, 2023).
10.4.2+
Form of Restricted Stock Agreement under the 2015 Outside Director Equity Compensation Plan (incorporated by reference to Exhibit 10.10.1 to our Form 10-K for the year ended March 31, 2017 filed May 23, 2017).

10.5+	Executive Employment Agreement, dated April 29, 2024, between the Company and Sandra Campos (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on April 29,2024).
10.5.1+	Separation Agreement, dated August 11, 2025, between the Company and Sandra Campos (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on August 12, 2025)
10.6+	PetMed Express, Inc. 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 8, 2024).
10.6.1+	Form of Restricted Stock Unit Award under 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1.1 to our Form 8-K filed August 8, 2024).
10.6.2+	Form of Performance Stock Unit Award under 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1.2 to our Form 8-K filed August 8, 2024).
10.6.3+	Form of Restricted Stock Award under 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1.3 to our Form 8-K filed August 8, 2024).
10.6.4+	Form of Stock Option Award under the 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1.4 to our Form 8-K filed August 8, 2024).
10.7+	Non-Employee Director Compensation Program, revised as of October 29, 2025.*
10.8+	PetMed Express, Inc. 2024 Inducement Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 27, 2024).
10.8.1+	Form of Restricted Stock Unit Award under 2024 Inducement Incentive Plan (incorporated by reference to Exhibit 10.1.1 to our Form 8-K filed September 27, 2024).
10.8.2+	Form of Performance Stock Unit Award under 2024 Inducement Incentive Plan (incorporated by reference to Exhibit 10.1.2 to our Form 8-K filed September 27, 2024).
10.8.3+	Form of Restricted Stock Award under 2024 Inducement Incentive Plan (incorporated by reference to Exhibit 10.1.3 to our Form 8-K filed September 27, 2024).
10.8.4+	Form of Stock Option Award under the 2024 Inducement Incentive Plan (incorporated by reference to Exhibit 10.1.4 to our Form 8-K filed September 27, 2024).
10.9+	Executive Employment Agreement, dated September 16, 2024, between the Company and Robyn D’Elia (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on September 12,2024).
10.9.1+	Separation Agreement, dated August 11, 2025, between the Company and Robyn D’Elia (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on August 12, 2025).
10.10+
Change of Control and General Severance Agreement, dated November 26, 2025, between PetMed Express, Inc. and Douglas Krulik (incorporated by reference to Exhibit 10.1 to our Form 8-K filed November 26, 2025).

10.11+	Interim Executive Employment Agreement, dated October 20, 2025, between the Company and Leslie C.G. Campbell (incorporated by reference to Exhibit 10.1 to our Form 10-K filed October 21, 2025).
(19)     Insider trading policies and procedures

19.1	Statement of Policy Regarding Insider Trading*

(21)Subsidiaries of Registrant

21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to our Form 10-K filed October 14, 2025)
(23)Consents of Experts and Counsel

23.1	Consent of Baker Tilly LLP*
23.2	Consent of RSM US LLP*
(31)Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*
(32)Certifications

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350**
(97)    Policy Relating to Recovery of Erroneously Awarded Compensation

97.1	Executive Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to our Form 10-K filed October 14, 2025)

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Dated: June 2, 2026

PETMED EXPRESS, INC.
(the “registrant”)

By:	/s/ Leslie C.G. Campbell
Leslie C.G. Campbell
Interim Chief Executive Officer and President
(principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 2, 2026.

SIGNATURE	TITLE

/s/ Leslie C.G. Campbell	Interim Chief Executive Officer and President (principal executive officer)
Leslie C.G. Campbell

/s/ Doug Krulik	Chief Accounting Officer and Interim Principal Financial Officer and Treasurer (principal financial and accounting officer)
Doug Krulik

/s/ James LaCamp	Director
James LaCamp

/s/ Justin Mennen	Director
Justin Mennen

/s/ Leah Solivan	Director
Leah Solivan

/s/ Peter Batushansky	Director
Peter Batushansky