Form 10-Q
period 2026-06-30
PETMED EXPRESS INC
filed 2026-08-13
CIK 1040130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,678,914 shares of Common Stock, $.001 par value per share, at August 7, 2026.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, certain information in this Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, our results of operations, financial position and our business outlook, business trends and other information, may be forward-looking statements. You can identify these forward-looking statements by the words “believes,” “intends,” “expects,” “might,” “may,” “will,” “should,” “plans,” “projects,” “contemplates,” “budgets,” “potential,” “predicts,” “estimates,” “anticipates,” “future,” “goal,” and variations of such words or similar expressions. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved, and actual future results may differ materially from what is expressed in or indicated by the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A, under the heading “Risk Factors,” in our Annual Report on Form 10-K for the year ended March 31, 2026 filed with the Securities and Exchange Commission (“SEC”) on June 2, 2026, and under “Part II, Item 1A., Risk Factors” in this Quarterly Report on Form 10-Q, if and as such risk factors may be updated from time to time in our periodic filings with the SEC. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and a reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

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

NOTE REGARDING COMPANY REFERENCES

When used in this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise indicates, “PetMed Express,” “PetMeds,” “PetMed,” “the Company,” “we,” “our,” and “us” refer to PetMed Express, Inc. and its direct and indirect wholly owned subsidiaries, taken as a whole.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	June 30, 2026	March 31, 2026
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$13,079	$21,412
Accounts receivable, less allowance for credit losses of $0 and $25, respectively	1,706	1,908
Inventories, net	8,468	13,608
Prepaid expenses and other current assets	4,256	6,378
Prepaid income taxes	96	258
Total current assets	27,605	43,564

Noncurrent assets:
Property and equipment, net	25,213	26,326
Intangible and other assets, net	10,549	10,789
Operating lease right-of-use assets	395	512
Total noncurrent assets	36,157	37,627

Total assets	$63,762	$81,191

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$12,298	$20,906
Sales tax payable	20,603	22,261
Accrued expenses and other current liabilities	6,654	7,665
Current operating lease liabilities	414	493
Deferred revenue	629	689
Income taxes payable	—	20
Total current liabilities	40,598	52,034

Deferred tax liabilities, net	175	175
Operating lease liabilities, net of current lease liabilities	—	42

Total liabilities	40,773	52,251

Commitments and contingencies (Note 7)

Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
Convertible preferred stock, $0.001 par value, with a liquidation preference of $4 per share, 250,000 shares authorized; 2,500 and 2,500 convertible shares issued and outstanding, respectively	9	9
Series A Junior Participating Preferred Stock, $0.001 par value, 100,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value, 40,000,000 shares authorized; 21,682,381 and 21,385,638 shares issued and outstanding, respectively	22	21
Additional paid-in capital	19,840	19,647
Retained earnings	3,118	9,263

Total shareholders' equity	22,989	28,940

Total liabilities and shareholders' equity	$63,762	$81,191
See accompanying notes to unaudited condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share amounts) (Unaudited)

	Three Months Ended June 30,
	2026	2025

Net sales	$41,015	$51,180
Cost of sales	29,682	36,777

Gross profit	11,333	14,403

Operating expenses:
General and administrative	11,197	12,948
Advertising	4,220	6,046
Depreciation and amortization	2,148	2,283
Impairment of goodwill and intangible assets	—	27,258
Total operating expenses	17,565	48,535

Loss from operations	(6,232)	(34,132)

Other income:
Interest (expense) income, net	(338)	(198)
Other, net	438	187
Total other income (expense)	100	(11)

Loss before provision for income taxes	(6,132)	(34,143)

Provision for income taxes	13	9

Net loss	$(6,145)	$(34,152)

Basic and diluted net loss per share	$(0.28)	$(1.65)
Basic and diluted weighted-average common shares outstanding	21,682,381	20,755,416
See accompanying notes to unaudited condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(6,145)	$(34,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,148	2,283
Impairment of goodwill and intangible assets	—	27,258
Share based compensation	198	591
Bad debt (recovery) expense	—	(6)
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	202	718
Inventories	5,140	(2,156)
Prepaid income taxes	162	—
Prepaid expenses and other current assets	2,122	(1,170)
Operating lease right-of-use assets, net	117	112
Accounts payable	(8,608)	(3,523)
Sales tax payable	(1,658)	127
Accrued expenses and other current liabilities	(1,164)	(1,287)
Lease liabilities	(121)	(113)
Deferred revenue	(60)	(977)
Income taxes payable	(20)	24
Net cash used in operating activities	(7,687)	(12,271)

Cash flows from investing activities:
Purchases of property and equipment	(641)	(1,292)
Net cash used in investing activities	(641)	(1,292)

Cash flows from financing activities:
Dividends paid	—	(1)
Cash paid for tax withholding on net settlement of restricted stock	(5)	(29)
Net cash used in financing activities	(5)	(30)

Net decrease in cash and cash equivalents	(8,333)	(13,593)
Cash and cash equivalents, at beginning of period	21,412	54,720

Cash and cash equivalents, at end of period	$13,079	$41,127

Supplemental disclosure of cash flow information:

Cash paid for income taxes net of refunds	$(120)	$(4)

Dividends payable in accrued expenses and other current liabilities	$—	$23

Non-cash investing activity for property and equipment additions	$155	$478
See accompanying notes to unaudited condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Description of Business and Summary of Significant Accounting Policies
Organization
Founded in 1996, PetMed Express, Inc. and subsidiaries, d/b/a PetMeds®, and PetCareRx, Inc., d/b/a PetCareRx® (collectively, the "Company", "we", "us", or "our"), is a leading nationwide direct-to-consumer pet pharmacy and online provider of prescription and non-prescription medications, food, supplements, supplies and partner with providers to offer various vet services for dogs, cats, and horses. The Company markets and sells directly to consumers through its websites, customer contact center, and mobile application. The Company offers consumers an attractive alternative for obtaining pet medications, foods, and supplies in terms of convenience, price, speed of delivery, and valued customer service.
The Company’s fiscal year end is March 31, and references herein to fiscal 2027 or fiscal 2026 refer to the Company's fiscal years ending March 31, 2027 and 2026, respectively.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at June 30, 2026, the Statements of Operations for the three months ended June 30, 2026 and 2025, and Cash Flows for the three months ended June 30, 2026 and 2025. The results of operations for the three months ended June 30, 2026 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2027. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our 2026 Form 10-K. The unaudited condensed consolidated financial statements include the accounts of PetMed Express, Inc. and its direct and indirect wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
Liquidity

Management evaluates the Company’s ability to continue as a going concern in accordance with ASC Subtopic 205-40, Presentation of Financial Statements - Going Concern. This assessment considers whether conditions or events raise substantial doubt about the Company’s ability to meet its obligations as they become due within one year of the date these condensed consolidated financial statements are issued.

During the three months ended June 30, 2026, management’s assessment identified certain conditions and events that, when considered in the aggregate, raised substantial doubt about the Company’s ability to continue as a going concern. These included, among other things;

•declining cash and cash equivalent balances from $21.4 million as of March 31, 2026 to $13.1 million as of June 30, 2026,
•declining net sales by approximately 19.9% or $10.2 million, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025,
•negative operating cash flows for the three months ended June 30, 2026, and
•ongoing operating losses.

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

Management determined that these plans are probable of being effectively implemented and are probable of mitigating the conditions that raised substantial doubt. As of the issuance of these financials, management has concluded that substantial doubt about the Company’s ability to continue as a going concern for the next twelve months is alleviated by these plans. Accordingly, the accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting.
Earnings Per Share
Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share includes the dilutive effect of potential restricted and performance stock and the effects of the potential conversion of preferred shares, calculated using the treasury stock method. Unvested restricted stock and convertible preferred shares issued by the Company represent the only dilutive effect reflected in the diluted weighted average shares outstanding.
For the three months ended June 30, 2026 and 2025, 930,604 and 1,174,595 shares issuable upon vesting of restricted stock and 10,125 and 10,125 shares issuable upon conversion of preferred shares, respectively, were excluded from the computation of diluted net loss per common share, as their inclusion would have had an anti-dilutive effect on diluted net loss per common share.
Significant Accounting Policies
There have been no significant changes from the significant accounting policies disclosed in Note 1 of the “Notes to Consolidated Financial Statements” included in the 10-K Report.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions.
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

During the three months ended June 30, 2025, the Company identified impairment indicators and performed a recoverability test for the identified long-lived asset group. The results of the test indicated that the carrying amounts for the long-lived asset group were expected to be recoverable, and no impairment charge was recognized.

During the three months ended June 30, 2026, the Company evaluated whether events or changes in circumstances had occurred subsequent to March 31, 2026 that would require a recoverability assessment. Based on this evaluation, the Company concluded that no additional impairment indicators had arisen, and no impairment charge was recognized.

Goodwill

As of June 30, 2026 and March 31, 2026, the Company had no goodwill recorded on its Condensed Consolidated Balance Sheets.

The Company is required to assess goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred. During the three months ended June 30, 2025, the Company identified interim impairment indicators and performed a quantitative goodwill impairment test. As a result of this impairment test, the Company determined the carrying value of the reporting unit exceeded its fair value, resulting in a non-cash impairment charge of $26.7 million during the three months ended June 30, 2025, which represented the entirety of the goodwill balance previously recorded. There was no tax impact to the impairment as goodwill is not tax deductible.

In accordance with ASC 820, Fair Value Measurement, the fair value measurement, on a non-recurring basis, for the goodwill impairment is categorized as a Level 3 fair value measurement. This is due to the significant unobservable inputs used in the valuation, including the forecasted revenues, discount rate, and terminal growth rate, which require significant management judgment and estimation.
Intangible Assets

The Company acquired definite-lived intangible assets in the acquisition of PetCareRx (“PCRx”), that are being amortized based on their estimated useful lives in accordance with ASC Topic 350, Intangibles - Goodwill and Other. These definite-lived intangible assets are being amortized over periods ranging from three to seven years. The acquired trade name is not being amortized, and is subject to a review for impairment on an annual basis, or more frequently if circumstances indicate an impairment may have occurred. If the carrying amount of an indefinite lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

During the three months ended June 30, 2025, the Company identified interim impairment indicators and performed a quantitative impairment test of its indefinite-lived trade name, resulting in a $0.6 million non-cash impairment charge. In accordance with ASC 820, Fair Value Measurement, the fair value measurement, on a non-recurring basis, for the trade name impairment is categorized as a Level 3 fair value measurement. This is due to the significant unobservable inputs used in the relief from royalty valuation, including the royalty rate, forecasted revenues, discount rate, and terminal growth rate, which require significant management judgment and estimation.

During the three months ended June 30, 2026, the Company evaluated whether events or changes in circumstances had occurred subsequent to March 31, 2026 that would require an interim impairment test. Based on this evaluation, the Company concluded that no additional impairment indicators had arisen since the March 31, 2026 assessment, and no impairment charge was recognized.
Recent Accounting Pronouncements
Recently Adopted Accounting Standard
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”) to simplify the estimation of credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The amendments allow all entities to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. The Company adopted this standard, effective April 1, 2026. The adoption of ASU 2025-05 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.
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
In May 2025, the FASB issued ASU 2025-04, Compensation-Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Customer Share-Based Payment Awards, clarifies how entities account for share-based consideration payable to a customer. The ASU requires customer awards with vesting conditions tied to purchases to be treated as performance conditions, eliminates the forfeiture policy election, and states that the variable consideration constraint under ASC 606 does not apply to these awards. The standard is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of this Update and does not expect it to have a material impact on our condensed consolidated financial statements or related disclosures.
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
The Company does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s condensed consolidated financial position, results of operations, or cash flows.
Note 2: Revenue Recognition
The Company recognizes revenue from product sales, including certain drop-ship arrangements, when control transfers to the customer which generally occurs upon shipment. Revenue is recorded net of sales taxes, discounts and estimated returns.
Membership fee revenue is recognized from two models: (1) PetPlus membership for PetCareRx customers, and (2) employer-sponsored parter member membership that provides access to the PetPlus program. Membership fee revenue is recognized ratably over the applicable membership term as the Company satisfies its stand-ready performance obligation.
For the three months ended June 30, 2026 and 2025, membership fees earned under the partner programs were $1.2 million and $1.0 million, respectively. Deferred revenue as of June 30, 2026 and March 31, 2026 for these memberships was $0.6 million and $0.7 million, respectively. Revenue recognized during the three months ended June 30, 2026 that was included in the deferred revenue balance at March 31, 2026 was $0.4 million, none of which represented collections for AutoShip products prior to delivery. Revenue recognized during the three months ended June 30, 2025 that was included in the deferred revenue balance at March 31, 2025 was $1.8 million, of which $1.1 million represented collections for AutoShip products prior to delivery.
The Company’s customer loyalty program provides customers with a material right and is accounted for as a separate performance obligation. A portion of the transaction price is allocated to loyalty awards and recognized as revenue upon redemption or expiration. As of June 30, 2026 and March 31, 2026, the related contract liability was $2.3 million and $1.9 million, respectively, which is reflected in “Accrued expenses and other current liabilities” on the Condensed Consolidated Balance Sheets.
The Company has no material contract asset balances as of June 30, 2026 or March 31, 2026.
See Note 2 – Revenue Recognition in the Company’s 2026 Annual Report on Form 10-K for additional information regarding revenue from contracts with customers.

Note 3: Segment Reporting
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
The table below provides a summary of significant expense categories regularly provided to the CODM reconciled to Adjusted EBITDA, as well as a reconciliation of net loss to Adjusted EBITDA, for the three months ended June 30, 2026 and 2025. The CODM does not review segment assets at a different asset level or category than those disclosed within the consolidated balance sheets.

	Three Months Ended
($ in thousands)	June 30, 2026	June 30, 2025
Net Sales	$41,015	$51,180
Significant expense categories:
Cost of sales	29,682	36,777
Advertising	4,220	6,046
Other segment expenses (1)	13,258	42,509
Net loss	$(6,145)	$(34,152)

Add:
Share-based compensation expense	198	591
Income taxes	13	9
Depreciation and amortization	2,148	2,283
Interest (income) expense, net (2)	338	198
Employee severance	—	95
Professional fees (3)	—	1,021
Impairment of goodwill and intangible assets	—	27,258
Adjusted EBITDA	$(3,448)	$(2,697)
(1) Principally comprised of other operating and non-operating income and expenses including salaries and wages, operating expenses such as utilities, insurance, professional fees, etc., and for the three months ended June 30, 2025, impairment of goodwill and intangible assets.
(2) For the three months ended June 30, 2026 and 2025: $0.4 million and $0.5 million of interest expense related to the sales tax liability, and $0.1 million and $0.3 million of interest income, respectively.
(3) Consists of professional fees related to the completed Audit Committee investigation as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

Note 4: Share-Based Compensation
The Company issues share-based awards through several plans that are described in detail in the notes to the consolidated financial statements within the Annual Report on Form 10-K for the year ended March 31, 2026.
At the Annual Meeting of Shareholders held on August 11, 2026, the shareholders of the Company approved the 2026 Plan Amendment to the PetMed Express, Inc. 2024 Omnibus Incentive Plan (“2024 Omnibus Plan”) to increase the number of shares of common stock reserved for issuance thereunder by 2,650,000 from 850,000 shares. The 2026 Plan Amendment also increased the limit on the number of shares that may be issued upon the exercise of incentive stock options by the same number.
The following table presents the number of common shares issued under each of the Company's plans:

Plan Name	Common Shares Issued
2016 Employee Plan	422,438
2015 Director Plan	244,807
2022 Employee Plan	417,446
2024 Omnibus Plan	970,464
2024 Inducement Plan	133,735
As of June 30, 2026, all shares in the 2022 Employee Plan, 2016 Employee Plan and 2015 Director Plan were issued subject to a restriction or forfeiture or vesting period that lapses ratably on the first, second, and third anniversaries of the date of grant, and the fair value of which is being amortized over a one to three-year restriction period, with the exception of performance restricted shares which were issued to the Company's former Chief Executive Officer and the Company’s former Chief Financial Officer.
For the three months ended June 30, 2026 and June 30, 2025, the Company recognized compensation expense of $0.2 million and $0.6 million, respectively. All stock-based compensation expense is recognized as a payroll-related expense and it is included within the general and administrative expenses line item within the Company’s Consolidated Statements of Operations, and the offset is included in the additional paid-in capital line item of the Company’s Consolidated Balance Sheets.
Restricted Stock Awards
The fair value assigned to restricted stock awards (“RSAs”) is the market price of the Company’s stock at the grant date. The vesting period ranges from one to three years.
For the three months ended June 30, 2026, RSA activity under the Plans was as follows:

	2015 Director Plan Number of Shares	2016 Employee Plan Number of Shares	2022 Employee Plan Number of Shares	2024 Omnibus Plan Number of Shares	2024 Inducement Plan Number of Shares	Total RSAs	Weighted-Average Grant Date Fair Value
Non-vested restricted stock outstanding at March 31, 2026	—	—	—	312,104	27,000	339,104	$2.57
Granted and issued	—	—	—	310,200	—	310,200	$1.80
Vested	—	—	—	—	—	—	$—
Forfeited	—	—	—	(7,500)	(15,000)	(22,500)	$2.73
Non-vested restricted stock outstanding at June 30, 2026	—	—	—	614,804	12,000	626,804	$2.18

For the three months ended June 30, 2026 and 2025, the Company recorded stock-based compensation expense related to RSAs of $0.1 million and $0.1 million, respectively.
Restricted Stock Units
The fair value assigned to Restricted Stock Units (“RSUs”) is the market price of the Company’s stock on the grant date. The vesting period ranges from one to three years.
For the three months ended June 30, 2026, RSU activity under the Plans was as follows:

	2015 Director Plan Number of Shares	2022 Employee Plan Number of Shares	2024 Omnibus Plan Number of Shares	2024 Inducement Plan Number of Shares	Total RSUs	Weighted-Average Grant Date Fair Value Per RSU
Balance at March 31, 2026	2,500	52,037	92,317	26,667	173,521	$4.88
Granted	—	—	—	—	—	$—
Vested and issued	—	(9,167)	(2,693)	—	(11,860)	$4.39
Forfeited	—	(27,334)	—	—	(27,334)	$4.20
Balance at June 30, 2026	2,500	15,536	89,624	26,667	134,327	$5.06

For the three months ended June 30, 2026 and 2025, the Company recorded stock-based compensation expense related to RSUs of $0.1 million and $0.5 million, respectively.
Performance Stock Units

The fair value assigned to performance stock units (“PSUs”) is determined using the market price of the Company’s stock on the grant date for awards with a performance condition, and by using a Monte Carlo simulation for awards with a market condition. The vesting period generally ranges for PSUs with a performance condition or market condition over a one year to three year period. Stock-based compensation expense associated with PSUs with a performance condition are re-assessed each reporting period based upon the estimated performance attainment on the reporting date until the performance conditions are met. The ultimate number of shares of common stock that are issued to an employee is the result of the actual performance of the Company or individual at the end of the performance period compared to the performance targets.

For the three months ended June 30, 2026, PSU activity under the Plans was as follows:

	2015 Director Plan Number of Shares	2022 Employee Plan Number of Shares	2024 Omnibus Plan Number of Shares	2024 Inducement Plan Number of Shares	Total PSUs	Weighted-Average Grant Date Fair Value Per PSU
Balance at March 31, 2026	—	—	—	—	—	$—
Granted	—	—	169,500	—	169,500	$1.10
Vested and issued	—	—	—	—	—	$—
Forfeited	—	—	—	—	—	$—
Balance at June 30, 2026	—	—	169,500	—	169,500	$1.10

For the three months ended June 30, 2026 and 2025, the Company recorded stock-based compensation expense, net of forfeitures, related to PSUs of $0 and $43 thousand, respectively.

Note 5: Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.
Level 3 - Unobservable inputs which are supported by little or no market activity.

The carrying amounts of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments in the unaudited Condensed Consolidated Balance Sheets.

At June 30, 2026 and March 31, 2026 the Company had cash and cash equivalents of $13.1 million and $21.4 million, respectively, which includes investments in money market funds which are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

The following tables summarize the assets measured at fair value on a recurring basis as of June 30, 2026 and March 31, 2026 by level within the fair value hierarchy (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$5,625	$—	$—	$5,625

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$10,553	$—	$—	$10,553

Note 6: Intangible and Other Assets, Net

Intangible assets and other assets, net consisted of the following (in thousands):

	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
June 30, 2026
Intangible Assets
Toll-free telephone number	Indefinite	$375	$–	$375	Indefinite
Internet domain names	Indefinite	485	–	485	Indefinite
Trade Names - PetCareRx	Indefinite	800	–	800	Indefinite
Customer Relationships - PetCareRx	7 years	6,700	(3,111)	3,589	3.75 years
Developed Technology - PetCareRx	3 years	3,000	(3,000)	—	0 years
		$11,360	$(6,111)	$5,249
Other Assets
Minority interest investment in Vetster	N/A	5,300	–	5,300	N/A

Balance June 30, 2026		$16,660	$(6,111)	$10,549

March 31, 2026
Intangible Assets
Toll-free telephone number	Indefinite	$375	$–	$375	Indefinite
Internet domain names	Indefinite	485	–	485	Indefinite
Trade Names - PetCareRx	Indefinite	800	–	800	Indefinite
Customer Relationships -PetCareRx	7 years	6,700	(2,871)	$3,829	4 years
Developed Technology - PetCareRx	3 years	3,000	(3,000)	$—	0 years
		$11,360	$(5,871)	$5,489
Other Assets
Minority interest investment in Vetster	N/A	5,300	–	5,300	N/A

Balance March 31, 2026		$16,660	$(5,871)	$10,789

Amortization expense for intangible assets was $0.2 million and $0.5 million for the three months ended June 30, 2026 and 2025, respectively.

The indefinite life intangibles are not being amortized and are subject to an annual review for impairment, or more frequently if circumstances indicate an impairment may have occurred, in accordance with the ASC Topic 350, Goodwill and Other Intangible Assets. The Company recognized non-cash impairment charges of $0.6 million as of June 30, 2025, which is reflected in “Impairment of goodwill and intangible assets” on the Condensed Consolidated Statements of Operations.

The Company holds a minority interest in Vetster Inc. (“Vetster”), a Canadian veterinary telehealth company. The minority interest investment is being valued on the cost basis and the investment will be evaluated periodically for any impairment. If certain triggering events occur, we would evaluate these non-financial assets for impairment. If an impairment were to occur, the asset would be recorded at the estimated fair value, using primarily unobservable Level 3 inputs.
Note 7: Commitments and Contingencies
Legal Matters and Routine Proceedings
On April 18, 2024, Plaintiff Timothy Fitchett (“Plaintiff”) filed an action against the Company in the Court of Common Pleas of Allegheny County, Pennsylvania, on behalf of himself and on behalf of a class of others similarly situated. Plaintiff alleges that the Company violated Pennsylvania’s Unfair Trade Practices and Consumer Protection Law by displaying “regular” strikethrough prices which the Company allegedly never charged. On May 13, 2024, the Company removed the matter to the U.S. District Court for the Western District of Pennsylvania in Pittsburgh. The Company successfully opposed the Plaintiff's motion to remand the case back to the Court of Common Pleas. On the face of the Complaint, Plaintiff is seeking damages for himself and he is also seeking a liability determination for members of the proposed class. The matter has been stayed pending a ruling on the motion to vacate that is pending in the case listed below. The Company denies liability in this matter and is defending the action. The Company cannot determine materiality or estimate a range of potential liability, if any, at this time if the Company were determined to be liable.
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
In addition to the matters described above, the Company may from time to time be involved in various other claims and lawsuits in the ordinary course of business, which could include claims related to products, product warranties, contracts, employment, intellectual property, consumer protection, pharmacy and other regulatory matters. The Company records a liability in its financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated.
Note 8: Changes in Shareholders’ Equity
Changes in Shareholders’ Equity for the three months ended June 30, 2026 is summarized below (in thousands):

	Common Stock		Additional Paid-In Capital	Retained Earnings
	Share	Amounts

Beginning balance at March 31, 2026:	21,386	$21	$19,647	$9,263
Net share settlement of restricted stock units	297	1	(5)	—
Share-based compensation expense	—	—	198	—
Net loss	—	—	—	(6,145)
Ending balance at June 30, 2026:	21,683	$22	$19,840	$3,118
Changes in Shareholders’ Equity for the three months ended June 30, 2025 is summarized below (in thousands):

	Common Stock		Additional Paid-In Capital	Retained Earnings
	Share	Amounts

Beginning balance at March 31, 2025:	20,657	$21	$18,560	$66,544
Net share settlement of restricted stock units	178	—	(28)	—
Share-based compensation expense	—	—	591	—
Dividends forfeited	—	—	—	1
Net loss	—	—	—	(34,152)
Ending balance at June 30, 2025:	20,835	$21	$19,123	$32,393
There were 2,817 and 6,843 shares of common stock that were purchased or retired in the three months ended June 30, 2026 and 2025.

On December 2, 2024, the Board of Directors adopted a Rights Agreement, as amended on November 26, 2025, extending the expiration date of the Rights through December 2, 2026. The Rights Agreement provides for a dividend distribution of one right for each outstanding share of common stock, subject to certain exercise, redemption, and expiration terms. There have been no material changes to the terms and conditions of the Rights Agreement from those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026.
Note 9: Income Taxes

For the three months ended June 30, 2026 and 2025, the Company recorded an income tax provision of $13 thousand and $9 thousand, respectively. The effective tax rate for the three months ended June 30, 2026 was approximately (0.2)%, compared to approximately 0.0% for the three months ended June 30, 2025. The effective tax rate for the three months ended June 30, 2026 differs from the statutory rate primarily as a result of the Company maintaining a valuation allowance against its deferred tax assets.

As of June 30, 2026, the Company maintained a valuation allowance against the majority of our deferred tax assets for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and past financial performance.

Note 10: Unsolicited and Non-Binding Acquisition Proposal
In June 2026, the Company received a public unsolicited and non-binding acquisition proposal from SilverCape Investments Limited (“SilverCape”) to acquire all of the outstanding shares of the Company at a price of $3.00 per share in cash, subject to various conditions such as due diligence and the execution of a mutually acceptable definitive agreement, but not subject to any financing contingency. The proposal followed SilverCape’s prior unsolicited non-binding acquisition proposal of $4.00 per share made on December 11, 2025. On June 30, 2026, the Company announced that the Company’s Board, consistent with its fiduciary duties and in consultation with its financial and legal advisors, are carefully reviewing and considering the acquisition proposal to determine the course of action that it believes is in the best interests of the Company and its stockholders and that the Company has not reached a determination regarding SilverCape’s proposal and does not intend to comment further unless and until the Board completes its review or determines that additional disclosure is appropriate or required.
Note 11: Contract to Enter into a Sale-Leaseback Transaction

Subsequent to quarter end, on July 23, 2026, the Company, through a wholly-owned subsidiary, entered into a purchase and sale agreement, under the which the Company agreed to sell its properties located at 410 and 420 South Congress Avenue, Delray Beach, Florida, which includes the Company's headquarters and Florida distribution center buildings, for an aggregate purchase price of $37.0 million. The contract also provides that, upon the closing of the sale, the Company will enter into a 10-year triple-net lease agreement with the Buyer to lease back 100,519 square feet of space at 420 South Congress Avenue.

The Company anticipates the transaction to close in the third quarter of fiscal 2027, subject to a customary due diligence period, execution of a definitive lease agreement, and other customary closing conditions.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, and our 2026 Form 10-K.

Certain information in this Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You can identify these forward-looking statements by the words “believes,” “intends,” “expects,” “may,” “will,” “should,” “plans,” “projects,” “contemplates,” “budgets,” “predicts,” “estimates,” “anticipates,” or similar expressions. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our 2026 Form 10-K under the heading “Risk Factors.” A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

When used in this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise indicates, “PetMed Express,” “PetMeds,” “PetMed,” “the Company,” “we,” “our,” and “us” refer to PetMed Express, Inc. and its direct and indirect wholly owned subsidiaries, taken as a whole.

The Company’s fiscal year end is March 31, and references herein to fiscal 2027 or fiscal 2026 refer to the Company's fiscal years ending March 31, 2027 and 2026, respectively.

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
Presently, our product line includes approximately 6,500 SKUs of the most popular pet medications, health products and supplies for dogs, cats, and horses.
We market our products through national and local advertising campaigns which aim to increase the recognition of the “PetMeds” brand name, and "PetCareRx" brand name, increase traffic on our websites at www.petmeds.com and www.petcarerx.com, acquire new customers, and maximize repeat purchases. Our sales consist of products sold mainly to retail consumers. The average order value was approximately $101 and $99 per order for the quarters ended June 30, 2026, and June 30, 2025, respectively.
Critical Accounting Policies and Estimates
There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our 2026 Annual Report on Form 10-K, filed on June 2, 2026.
Economic Conditions, Challenges, and Risk

Macroeconomic factors, including inflation, increased interest rates, significant capital market and supply chain volatility, and political, global economic and geopolitical developments, have direct and indirect impacts on our results of operations that are difficult to isolate and quantify. In addition, rising fuel, utility, and food costs, rising interest rates, and recessionary fears may impact customer demand and our ability to forecast consumer spending patterns. We also expect the current macroeconomic environment and consumer discretionary spending to impact our revenue growth rates. We expect some or all of these factors to continue to impact our operations for the remainder of fiscal 2027.
Results of Operations
The following should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in our unaudited Condensed Consolidated Statements of (Loss) Income:

	Three Months Ended June 30,
	2026	2025
Sales	100.0%	100.0%
Cost of sales	72.4	71.9
Gross profit	27.6	28.1

Operating expenses:
General and administrative	27.3	25.3
Advertising	10.3	11.8
Depreciation and amortization	5.2	4.5
Impairment of goodwill and intangible assets	—	53.3
Total operating expenses	42.8	94.9

Loss from operations	(15.2)	(66.8)

Total other income (loss)	0.2	—

Loss before provision (benefit) for income taxes	(15.0)	(66.8)

Provision (benefit) for income taxes	—	—

Net loss	(15.0)%	(66.8)%
Non-GAAP Financial Measures
Adjusted EBITDA
To provide investors and the market with additional information regarding our financial results, we have disclosed (see below) adjusted EBITDA, a non-GAAP financial measure that we calculate as net income excluding share-based compensation expense (benefit), depreciation and amortization, income tax provision, interest income (expense), and other non-operational expenses. We have provided reconciliations below from net loss, the most directly comparable GAAP financial measure, to adjusted EBITDA.
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
We believe it is useful to exclude non-cash charges, such as share-based compensation expense (benefit), and depreciation and amortization from our adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. We believe it is useful to exclude income tax provision and interest income (expense), as neither are components of our core business operations. We also believe that it is useful to exclude other non-operational expenses, employee severance, impairment of goodwill and intangible assets, and interest expense relating to an estimated unremitted prior sales tax accrual as these items are not indicative of our ongoing operations. Adjusted EBITDA has limitations as a financial measure, and these non-GAAP measures should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
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

The following tables present a reconciliation of net (loss) income, the most directly comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended		Increase (Decrease)
($ in thousands, except percentages)	June 30, 2026	June 30, 2025	$	%

Consolidated Reconciliation of GAAP Net Loss to Adjusted EBITDA:

Net loss	$(6,145)	$(34,152)	$28,007	82%

Add (subtract):
Stock-based Compensation	198	591	(393)	(66)%
Income Taxes	13	9	4	44%
Depreciation and Amortization	2,148	2,283	(135)	(6)%
Interest Expense (Income), Net	338	198	140	71%
Employee Severance	—	95	(95)	n/m
Professional Fees (1)	—	1,021	(1,021)	n/m
Impairment of goodwill and intangible assets	—	27,258	(27,258)	n/m
Adjusted EBITDA	$(3,448)	$(2,697)	$(751)	28%
(1) Consists of professional fees related to the completed Audit Committee investigation as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025.
Three Months Ended June 30, 2026 Compared With June 30, 2025
Net Sales
Sales decreased by approximately $10.2 million, or 19.9%, to approximately $41.0 million for the three months ended June 30, 2026, compared to approximately $51.2 million for the three months ended June 30, 2025. The decrease in sales for the three months ended June 30, 2026 was primarily driven by a decline in prescription medication sales slightly offset by lower consumer promotional usage.
Reorder sales decreased by approximately $8.5 million, or 20.5%, to approximately $32.8 million for the three months ended June 30, 2026, compared to approximately $41.3 million for the three months ended June 30, 2025. The decrease in reorder sales for the three months ended June 30, 2026 is primarily due to a decline in prescription medication sales.
New order sales decreased by approximately $1.7 million or 20.2%, to approximately $6.6 million for the three months ended June 30, 2026, compared to $8.2 million for the three months ended June 30, 2025. The decrease for the three months ended June 30, 2026 in new order sales is primarily due to decreased variable marketing spend.
We acquired approximately 70,000 new customers for the three months ended June 30, 2026 compared to approximately 85,000 new customers for three months ended June 30, 2025. The following tables illustrate revenue by various revenue classifications:

	Three Months Ended June 30,				Increase (Decrease)
Net Sales (in thousands)	2026	%	2025	%	$	%

Reorder sales	$32,842	80.1%	$41,305	80.7%	$(8,463)	(20.5)%
New order sales	6,583	16.1%	8,245	16.1%	(1,662)	(20.2)%
Membership fees	1,590	3.9%	1,630	3.2%	(40)	(2.5)%

Total net sales	$41,015	100.0%	$51,180	100.0%	$(10,165)	(19.9)%

The Company defines new order sales as sales from customers who have not previously ordered from the Company over the past twelve months.
Recurring net sales, which includes AutoShip & Save subscriptions, and membership- related revenue, as a percentage of total gross sales was 61.5% for the most recent quarter ended June 30, 2026, up from 57.6% for the same period last year.
Going forward, sales may be adversely affected due to increased competition and consumers giving more consideration to price. The changes in consumer behavior due to macroeconomic factors makes future sales somewhat challenging to predict. No guarantees can be made that sales will grow in the future.
Cost of Sales
Cost of sales decreased by approximately $7.1 million, or 19.3%, to approximately $29.7 million for the three months ended June 30, 2026, from approximately $36.8 million for the three months ended June 30, 2025. Cost of sales, as a percentage of sales, was 72.4% for the three months ended June 30, 2026, compared to 71.9% for the three months ended June 30, 2025. The year over year increase for cost of sales, as a percentage of sales for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily due to lower manufacturer rebates as a percentage of sales, partially offset by lower net freight costs per order.
Gross Profit
Gross profit decreased by approximately $3.1 million, or 21.3%, to approximately $11.3 million for the three months ended June 30, 2026, from approximately $14.4 million for the three months ended June 30, 2025. The gross margin percentage decreased by approximately 0.5%, to approximately 27.6% for the three months ended June 30, 2026, from approximately 28.1% for the three months ended June 30, 2025. Gross profit and gross margin percentage decreased primarily due to lower manufacturer rebates as a percentage of sales, partially offset by lower net freight costs per order.
General and Administrative Expenses
General and administrative expenses decreased by approximately $1.8 million, or 13.5%, to approximately $11.2 million for the three months ended June 30, 2026, from approximately $12.9 million for the three months ended June 30, 2025. The decrease to general and administrative expenses for the three months ended June 30, 2026 was primarily driven by the decrease of non operating professional fees of $(1.0) million and severance of $(0.1) million, as well as a decrease of share-based compensation of $(0.4) million, lower credit card processing fees of ($0.2M), and ($0.1M) lower other general and administrative expenses.
Advertising Expenses
Advertising expenses decreased by approximately $1.8 million, or 30.2%, to approximately $4.2 million for the three months ended June 30, 2026, from approximately $6.0 million for the three months ended June 30, 2025. The decrease for the three months ended June 30, 2026 can be mainly attributed to the strategic reduction in gross media spend and the elimination of unproductive media spend. As a percentage of sales, advertising expense was 10.3% and 11.8% for three months ended June 30, 2026 and 2025, respectively. The advertising percentage may fluctuate quarter to quarter due to seasonality and advertising availability.
The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $60 for the three months ended June 30, 2026 compared to $71 for the three months ended June 30, 2025. The decrease to customer acquisition costs for the three months ended June 30, 2026, was due to advertising and media spend optimization, including the elimination of unproductive media spend and overall strategic reductions in certain other marketing costs. The advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, spending, and price competition. Historically, the advertising environment fluctuates due to supply and demand. A more favorable advertising environment may positively impact future sales, whereas a less favorable advertising environment may negatively impact future sales.
Depreciation and Amortization
Depreciation and amortization expense was $2.1 million and $2.3 million for the three months ended June 30, 2026 and June 30, 2025, respectively.

Other (Expense) Income, Net
Other (expense) income, net increased to approximately $0.1 million for the three months ended June 30, 2026 compared to approximately $(11) thousand for the three months ended June 30, 2025. The increase to other (expense) income for the three months ended June 30, 2026 was due to higher interest expense accruals on sales tax liabilities which was slightly offset by an increase in rental income from the Delray Beach property. Interest income may increase or decrease in future periods based on several factors, including changes in our cash balances driven by operational cash flows, future investments, or proceeds from potential asset dispositions, as well as shifts in the prevailing interest rate environment.
Provision for Income Taxes

For the three months ended June 30, 2026 and 2025, the Company recorded an income tax provision of $13 thousand and $9 thousand, respectively. The effective tax rate for the three months ended June 30, 2026 was approximately (0.2)%, compared to approximately 0.0% for the three months ended June 30, 2025. The effective tax rate for the three months ended June 30, 2026 differs from the statutory rate primarily as a result of the Company maintaining a valuation allowance against its deferred tax assets.
Liquidity and Capital Resources
Overview

During the three months ended June 30, 2026, the Company experienced a lower year-over-year rate of net sales decline as net sales declined 19.9% compared with 22.7% during the three months ended June 30, 2025. Net cash used in operating activities declined to $7.7 million compared to $12.3 million used during the prior-year period. At June 30, 2026, cash and cash equivalents declined to $13.1 million compared to $21.4 million at March 31, 2026. The Company continued to experience recurring declining net sales, recurring operating losses and negative operating cash flow. Management determined that the continued execution of its strategic plan, the primary elements of which include optimizing advertising and media spending, reducing operating expenses, and limiting capital expenditures, remains probable of both being effectively implemented and of mitigating the conditions that raised substantial doubt. As of the issuance of these financials, management has concluded that substantial doubt about the Company’s ability to continue as a going concern for the next twelve months is alleviated by management’s plan.

Subsequent to quarter end, on July 23, 2026, the Company, through a wholly-owned subsidiary, entered into a purchase and sale agreement under which the Company agreed to sell its properties located at 410 and 420 South Congress Avenue, Delray Beach, Florida, which includes the Company's headquarters and Florida distribution center buildings, for an aggregate purchase price of $37.0 million. The contract also provides that, upon the closing of the sale, the Company will enter into a 10-year triple-net lease agreement with the Buyer to lease back 100,519 square feet of space at 420 South Congress Avenue. The Company anticipates the transaction to close in the third quarter of fiscal 2027, subject to a customary due diligence period, execution of a definitive lease agreement, and other customary closing conditions.
Current Sources of Liquidity
Our working capital at June 30, 2026 and March 31, 2026 was $(13.0) million and $(8.4) million, respectively. The $4.6 million decrease in working capital was attributable to the $16.0 million decrease in current assets, primarily cash, which were partially offset by the $11.4 million decrease in current liabilities, primarily accounts payable.
Net cash used in operating activities was $7.7 million for the three months ended June 30, 2026, compared to cash used in operating activities of $12.3 million for the three months ended June 30, 2025. The $4.6 million decrease in cash used in operating activities was primarily due to the $28.0 million decrease in net loss and $7.3 million decrease in cash used to fund inventories, partially offset by the absence of the prior-year non-cash impairment charge of $27.3 million and a $5.1 million decrease in cash used to fund account payable.
Net cash used in investing activities was $0.6 million for the three months ended June 30, 2026, compared to $1.3 million in the prior-year period.
Net cash used in financing activities was $4.9 thousand and $30.0 thousand for the three months ended June 30, 2026 and June 30, 2025, respectively.

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
As of June 30, 2026, we had $0.4 million in outstanding lease commitments assumed as part of the PetCareRx acquisition for the leases on two buildings. Other than the foregoing leases, we are not currently bound by any material long-term or short-term commitments for the purchase or lease of capital expenditures. Any material amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any future increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Our primary source of working capital is cash from operations. We presently have no alternative sources of working capital and have no commitments.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and cash equivalents. At June 30, 2026, we had $13.1 million in cash and cash equivalents, and the majority of our cash and cash equivalents generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and cash equivalents. It would also impact the market value of our cash and cash equivalents. Our cash and cash equivalents are subject to market risk, primarily interest rate and credit risk. Our cash and cash equivalents are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by maintaining cash in federally-insured bank deposit accounts and restricting cash equivalents to highly-liquid investments with maturities of three months or less. We do not hold any derivative financial instruments that could expose us to significant market risk. At June 30, 2026, we had no debt obligations.
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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026, the end of the period covered by this report was performed under the supervision and with participation of management, including our Interim Chief Executive Officer and Interim Principal Financial Officer. Based upon that evaluation, our Interim Chief Executive Officer and Interim Principal Financial Officer concluded, that our disclosure controls and procedures were not effective as of June 30, 2026 because of certain material weaknesses in internal control over financial reporting, as described in Item 9A, “Controls and Procedures” of our fiscal 2026 Form 10-K.

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

As previously disclosed in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A, “Controls and Procedures” of our Form 10-K for the fiscal year ended March 31, 2026, the Company’s previously disclosed material weaknesses relating to the following areas had not been fully remediated as of March 31, 2026:

•Sales Taxes
•Information Technology General Controls
•Revenue Recognition
•Cooperative Advertising and Vendor Reimbursements

During the three months ended June 30, 2026, management, under the oversight of the Audit Committee of our Board of Directors, continued to implement and evaluate remediation activities related to these material weaknesses. As of June 30, 2026, these material weaknesses had not been fully remediated because certain remediation activities remained in progress or the related controls had not operated for a sufficient period of time to allow management to conclude that the controls were operating effectively.

Management will continue to implement, monitor and evaluate the design and operating effectiveness of the related controls. However, we will not be able to conclude that we have completely remediated the material weaknesses until the applicable controls are fully implemented and operated for a sufficient period of time and management has concluded, through formal testing, that the remediated controls are operating effectively. For a detailed description of the material weaknesses and the related remediation plans, refer to Item 9A of our fiscal 2026 Form 10-K.

During the three months ended June 30, 2026, the Company implemented certain modules of SAP, its new enterprise resource planning “ERP” system, which replaced the Company’s primary legacy financial systems. In connection with the implementation, the Company modified certain financial reporting processes and implemented or modified related internal controls over financial reporting to address the new system environment, which, in turn, resulted in changes to our internal control over financial reporting. Management will continue to evaluate and monitor our internal controls over financial reporting as processes and procedures in each of the affected areas evolve.

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

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.
For a description of our legal proceedings, see “Note 7: Commitments and Contingencies — Legal Matters and Routine Proceedings” to our condensed consolidated financial statements, which is incorporated herein by reference.
ITEM 1A.    RISK FACTORS.
Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 for additional information concerning these and other uncertainties that could negatively impact the Company. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.    OTHER INFORMATION.

(a) Employment Agreement Amendment and RSA Award with Interim Chief Executive Officer and President

As reported on a Current Report on Form 8-K filed by the Company on October 21, 2025, on October 20, 2025, the Company entered into an Interim Executive Employment Agreement with Leslie C.G. Campbell that governs the terms of Ms. Campbell’s role as Interim Chief Executive Officer and President of the Company (the “Employment Agreement”). The Employment Agreement provides that Ms. Campbell will serve as Interim Chief Executive Officer and President of the Company for a term of one year beginning on August 11, 2025. On August 10, 2026, the Company and Ms. Campbell entered into an Amendment No. 1 to Interim Executive Employment Agreement (“Amendment No. 1”) under which the Employment Agreement was amended to provide that Ms. Campbell’s term of employment thereunder would continue without a specified expiration date until Ms. Campbell’s employment is terminated by either the Company or Ms. Campbell. The Employment Agreement, as amended by Amendment No. 1, provides that Ms. Campbell’s employment may be terminated at any time and for any reason, with or without cause, by delivering written notice of termination to the other party. No other provisions of the Employment Agreement were modified by Amendment No. 1.

On August 11, 2026, the Board of Directors of the Company (the “Board”), upon the recommendation of the Board’s Compensation and Human Capital Committee, approved and granted an award of 60,000 restricted shares of common stock (the “RSA Award”) to Ms. Campbell under the Company’s 2024 Omnibus Incentive Plan (the “Plan”) as an incentive for Ms. Campbell to assist with the transition of her responsibilities to a new CEO when and as the Board selects the new CEO. The RSA Award will vest on the first anniversary of the grant date of the award so long as Ms. Campbell continues to be a full-time employee of the Company as of such date, provided that the RSA Award will vest earlier on an accelerated basis on (i) the date of Ms. Campbell’s death or Disability (as defined the Plan) or upon a Change of Control (as defined in the Plan), or (ii) the date that is 60 days after the date on which Ms. Campbell ceases to be the Company’s Interim CEO and President as a result of the Company appointing a new CEO and President, provided Ms. Campbell continues to work for the Company on a full time basis during such 60-day period (the “Transition Period”) at her then-current base salary in a non-CEO capacity to provide reasonable assistance as requested by the Board or the new CEO with the transition of duties to the new CEO (provided that the Board shall have the discretion to reduce the duration of the Transition Period upon written notice to Ms. Campbell). The RSA Award otherwise contains the same terms, conditions, and provisions as the Company’s standard form of restricted stock award grant under the Plan.

The above description of Amendment No. 1 does not purport to be a complete description of Amendment No. 1 and is qualified in its entirety by reference to the full text of Amendment No. 1, which is attached as Exhibit 10.4 and incorporated herein by this reference.
(b) Not applicable.
(c) During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.2
Amendment No. 1 to Rights Agreement, dated November 26, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.2 to our Form 8-K filed November 26, 2025)

10.1
Commercial Contract, dated July 23, 2026, by and between Redfearn Capital Acquisitions, LLC and 420 South Congress Avenue, LLC, a wholly-owned subsidiary of PetMed Express, Inc. (incorporated by reference to Exhibit 10.1 to our Form 8-K filed July 23, 2026).

10.2
Addendum of Additional Terms, dated July 23, 2026, by and between Redfearn Capital Acquisitions, LLC and 420 South Congress Avenue, LLC, a wholly-owned subsidiary of PetMed Express, Inc. (incorporated by reference to Exhibit 10.2 to our Form 8-K filed July 23, 2026).

10.3+	PetMed Express, Inc. 2024 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on August 12 2026).
10.4+*	Amendment No. 1 to Interim Executive Employment Agreement, dated August 11, 2026, between PetMed Express, Inc. and Leslie C.G. Campbell.
31.1 *	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).
31.2 *	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).
32.1 **	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.
**    Furnished herewith.

+ Indicates a management contract or compensation plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PETMED EXPRESS, INC.

Date: August 13, 2026

By:	/s/ Leslie Campbell
Leslie Campbell

Interim Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Doug Krulik
Doug Krulik

Chief Accounting Officer and Interim Principal Financial Officer and Treasurer
(Principal Financial Officer)