Form 10-Q
period 2026-09-30
PETMED EXPRESS INC
filed 2026-11-10
CIK 1040130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,231,281 shares of Common Stock, $.001 par value per share, at November 6, 2026.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	September 30, 2026	March 31, 2026
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$11,418	$21,412
Accounts receivable, less allowance for credit losses of $0 and $25, respectively	1,373	1,908
Inventories	6,303	13,608
Prepaid expenses and other current assets	6,187	6,378
Prepaid income taxes	62	258
Total current assets	25,343	43,564

Noncurrent assets:
Property and equipment, net	23,472	26,326
Intangible and other assets, net	10,310	10,789
Operating lease right-of-use assets	278	512
Total noncurrent assets	34,060	37,627

Total assets	$59,403	$81,191

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$15,258	$20,906
Sales tax payable	18,927	22,261
Accrued expenses and other current liabilities	7,302	7,665
Current operating lease liabilities	291	493
Deferred revenue	588	689
Income taxes payable	—	20
Total current liabilities	42,366	52,034

Deferred tax liabilities, net	175	175
Operating lease liabilities, net of current lease liabilities	—	42

Total liabilities	42,541	52,251

Commitments and contingencies (Note 7)

Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
Convertible preferred stock, $0.001 par value, with a liquidation preference of $4 per share, 250,000 shares authorized; 2,500 and 2,500 convertible shares issued and outstanding, respectively	9	9
Series A Junior Participating Preferred Stock, $0.001 par value, 100,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value, 40,000,000 shares authorized; 22,131,508 and 21,385,638 shares issued and outstanding, respectively	22	21
Additional paid-in capital	20,147	19,647
Retained earnings	(3,316)	9,263

Total shareholders' equity	16,862	28,940

Total liabilities and shareholders' equity	$59,403	$81,191
See accompanying notes to unaudited condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share amounts) (Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025

Net sales	$35,770	$44,364	$76,785	$95,544
Cost of sales	25,967	31,949	55,649	68,726

Gross profit	9,803	12,415	21,136	26,818

Operating expenses:
General and administrative	11,968	14,176	23,165	27,124
Advertising	2,072	4,341	6,292	10,387
Depreciation and amortization	2,182	2,278	4,330	4,561
Impairment of goodwill and intangible assets	—	—	—	27,258
Total operating expenses	16,222	20,795	33,787	69,330

Loss from operations	(6,419)	(8,380)	(12,651)	(42,512)

Other income:
Interest (expense) income, net	(195)	(326)	(533)	(524)
Other, net	194	195	632	382
Total other (expense) income	(1)	(131)	99	(142)

Loss before provision for income taxes	(6,420)	(8,511)	(12,552)	(42,654)

Provision for income taxes	14	9	27	18

Net loss	$(6,434)	$(8,520)	$(12,579)	$(42,672)

Basic and diluted net loss per share	$(0.31)	$(0.41)	$(0.60)	$(2.05)
Basic and diluted weighted-average common shares outstanding	21,072,155	20,889,124	21,059,843	20,822,270
See accompanying notes to unaudited condensed consolidated financial statements.

PETMED EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(12,579)	$(42,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,330	4,561
Impairment of goodwill and intangible assets	—	27,258
Share-based compensation	524	839
Bad debt (recovery) expense	—	6
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	535	346
Inventories	7,305	1,437
Prepaid income taxes	196	36
Prepaid expenses and other current assets	191	(1,031)
Operating lease right-of-use assets	234	225
Accounts payable	(5,648)	(4,445)
Sales tax payable	(3,334)	416
Accrued expenses and other current liabilities	(133)	(23)
Lease liabilities	(244)	(228)
Deferred revenue	(101)	(1,090)
Income taxes payable	(20)	(80)
Net cash used in operating activities	(8,744)	(14,445)

Cash flows from investing activities:
Purchases of property and equipment	(1,227)	(3,916)
Net cash used in investing activities	(1,227)	(3,916)

Cash flows from financing activities:
Dividends paid	—	(23)
Cash paid for tax withholding on net settlement of restricted stock	(23)	(238)
Net cash used in financing activities	(23)	(261)

Net decrease in cash and cash equivalents	(9,994)	(18,622)
Cash and cash equivalents, at beginning of period	21,412	54,720

Cash and cash equivalents, at end of period	$11,418	$36,098

Supplemental disclosure of cash flow information:

Cash paid for income taxes, net of refunds	$(137)	$66

Dividends payable in accrued expenses and other current liabilities	$—	$1

Non-cash investing activity for property and equipment additions	$(230)	$(854)
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
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at September 30, 2026, the statements of operations for the three and six months ended September 30, 2026 and 2025, and cash flows for the six months ended September 30, 2026 and 2025. The results of operations for the three and six months ended September 30, 2026 are not necessarily indicative of the operating results expected for the fiscal year ending March 31, 2027. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our 2026 Form 10-K. The unaudited condensed consolidated financial statements include the accounts of PetMed Express, Inc. and its direct and indirect wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
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

During the six months ended September 30, 2026, management’s assessment identified certain conditions and events that, when considered in the aggregate, raised substantial doubt about the Company’s ability to continue as a going concern. These included, among other things;

•declining cash and cash equivalent balances from $21.4 million as of March 31, 2026 to $11.4 million as of September 30, 2026,
•declining working capital from $(8.4) million as of March 31, 2026 to $(17.0) million as of September 30, 2026,
•declining net sales by approximately 19.4% or $8.6 million, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, and by approximately 19.6% or $18.8 million for the six months ended September 30, 2026 compared to the six months ended September 30, 2025,
•negative operating cash flows for the six months ended September 30, 2026, and
•ongoing operating losses.

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

•improvements in the efficiency of our customer acquisition efforts which includes optimizing our media spend, eliminating unproductive marketing efforts and overall reductions in marketing costs,
•strategic reductions in operating expenses, including decreases in professional fees following the resolution of non-recurring matters, and streamlining of technology costs, and
•reductions in capital expenditures as significant technology initiatives were completed during the year ended March 31, 2026.

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
For the three months ended September 30, 2026 and 2025, 1,536,840 and 263,752 shares issuable upon vesting of restricted stock and 10,125 and 10,125 shares issuable upon conversion of preferred shares, respectively, were excluded from the computation of diluted net loss per common share, as their inclusion would have had an anti-dilutive effect on diluted net loss per common share.
For the six months ended September 30, 2026 and 2025, 1,233,722 and 719,174 shares issuable upon vesting of restricted stock and 10,125 and 10,125 shares issuable upon conversion of preferred shares, respectively, were excluded from the computation of diluted net loss per common share, as their inclusion would have had an anti-dilutive effect on diluted net loss per common share.
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

During the three and six months ended September 30, 2026 and the three months ended September 30, 2025, the Company evaluated whether events or changes in circumstances had occurred that would require a recoverability assessment. Based on this evaluation, the Company concluded that no additional impairment indicators had arisen, and no impairment charge was recognized.
Goodwill

As of September 30, 2026 and March 31, 2026, the Company had no goodwill recorded on its Condensed Consolidated Balance Sheets.

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

During the three and six months ended September 30, 2026 and the three months ended September 30, 2025, the Company evaluated whether events or changes in circumstances had occurred that would require an interim impairment test. Based on this evaluation, the Company concluded that no additional impairment indicators had arisen, and no impairment charge was recognized.
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
Other than noted above, the Company does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s condensed consolidated financial position, results of operations, or cash flows.
Note 2: Revenue Recognition
The Company recognizes revenue from product sales, including certain drop-ship arrangements, when control transfers to the customer which generally occurs upon shipment. Revenue is recorded net of sales taxes, discounts and estimated returns.
Membership fee revenue is recognized from two models: (1) PetPlus membership for PetCareRx customers, and (2) employer-sponsored partner membership that provides access to the PetPlus program. Membership fee revenue is recognized ratably over the applicable membership term as the Company satisfies its stand-ready performance obligation.
For the three and six months ended September 30, 2026, membership fees earned under the partner programs were $1.2 million and $2.4 million, respectively. For the three and six months ended September 30, 2025, membership fees earned under the partner programs were $1.1 million and $2.1 million, respectively.
Deferred revenue as of September 30, 2026 and March 31, 2026 for these memberships was $0.6 million and $0.7 million, respectively. Revenue recognized during the six months ended September 30, 2026 that was included in the deferred revenue balance at March 31, 2026 was $0.6 million, none of which represented collections for AutoShip products prior to delivery. Revenue recognized during the six months ended September 30, 2025 that was included in the deferred revenue balance at March 31, 2025 was $1.9 million, of which $1.1 million represented collections for AutoShip products prior to delivery.

The Company’s customer loyalty program provides customers with a material right and is accounted for as a separate performance obligation. A portion of the transaction price is allocated to loyalty awards and recognized as revenue upon redemption or expiration. As of September 30, 2026 and March 31, 2026, the related contract liability was $2.4 million and $1.9 million, respectively, which is reflected in “Accrued expenses and other current liabilities” on the Condensed Consolidated Balance Sheets.
The Company has no material contract asset balances as of September 30, 2026 or March 31, 2026.
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
The table below provides a summary of significant expense categories regularly provided to the CODM reconciled to Adjusted EBITDA, as well as a reconciliation of net loss to Adjusted EBITDA, for the three and six months ended September 30, 2026 and 2025. The CODM does not review segment assets at a different asset level or category than those disclosed within the consolidated balance sheets.

	Three Months Ended
($ in thousands)	September 30, 2026	September 30, 2025
Net Sales	$35,770	$44,364
Significant expense categories:
Cost of sales	25,967	31,949
Advertising	2,072	4,341
Other segment expenses (1)	14,165	16,594
Net loss	$(6,434)	$(8,520)

Add:
Share-based compensation expense	326	248
Income taxes	14	9
Depreciation and amortization	2,182	2,278
Interest (income) expense, net (2)	195	326
Employee severance	74	1,223
Professional fees (3)	—	2,120
Adjusted EBITDA	$(3,643)	$(2,316)

	Six Months Ended
($ in thousands)	September 30, 2026	September 30, 2025
Net Sales	$76,785	$95,544
Significant expense categories:
Cost of sales	55,649	68,726
Advertising	6,292	10,387
Other segment expenses (1)	27,423	59,103
Net loss	$(12,579)	$(42,672)

Add:
Share-based compensation expense	524	839
Income taxes	27	18
Depreciation and amortization	4,330	4,561
Interest (income) expense, net (2)	533	524
Employee severance	74	1,319
Professional fees (3)	—	3,141
Impairment of goodwill and intangible assets	—	27,258
Adjusted EBITDA	$(7,091)	$(5,012)
(1) Principally comprised of other operating and non-operating income and expenses including salaries and wages, operating expenses such as utilities, insurance, professional fees, etc., and for the six months ended September 30, 2025, impairment of goodwill and intangible assets.
(2) For the three months ended September 30, 2026 and 2025: $0.2 million and $0.6 million of interest expense primarily related to the sales tax liability, and $0.1 million and $0.2 million of interest income, respectively. For the six months ended September 30, 2026 and 2025: $0.6 million and $1.1 million of interest expense primarily related to the sales tax liability, and $0.1 million and $0.6 million of interest income, respectively.
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
At the Annual Meeting of Shareholders held on August 11, 2026, the shareholders of the Company approved the 2026 Plan Amendment to the PetMed Express, Inc. 2024 Omnibus Incentive Plan (“2024 Omnibus Plan”) to increase the number of shares of common stock reserved for issuance thereunder by 1,800,000 shares to 2,650,000 from 850,000 shares. The 2026 Plan Amendment also increased the limit on the number of shares that may be issued upon the exercise of incentive stock options by the same number. Effective September 27, 2026, the Board of Directors of the Company approved an amendment to the PetMed Express, Inc. 2024 Inducement Incentive Plan (the “Inducement Plan”) to increase the number of shares reserved for issuance under the Inducement Plan by 500,000 shares, resulting in an aggregate of 850,000 total shares reserved for issuance under the Inducement Plan.
The following table presents the number of common shares issued under each of the Company's plans:

Plan Name	Common Shares Issued
2016 Employee Plan	422,438
2015 Director Plan	244,807
2022 Employee Plan	417,446
2024 Omnibus Plan	1,146,765
2024 Inducement Plan	621,735

As of September 30, 2026, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) in the 2024 Omnibus Plan, 2024 Inducement Plan, 2022 Employee Plan, 2016 Employee Plan and 2015 Director Plan were generally issued subject to a restriction, forfeiture, or vesting period of one to three years. These vest ratably on the date of grant, and generally the fair value of which is being amortized over a one to three-year restriction period. Performance stock units (“PSUs”) vest based on the achievement of the specified performance target or market condition, which are generally measured over a one to three-year period, and the compensation cost for these PSUs is recognized over the service period.
On September 28, 2026, the Company’s new CEO, in conjunction with his new employment agreement, received a grant of 250,000 RSAs and 250,000 PSUs under the Company’s 2024 Inducement Plan. Such RSAs will vest in one-third increments on each of the first three anniversaries of the date of grant so long as the CEO continues to be employed by the Company on each vesting date, and such RSAs otherwise contain the standard provisions for RSA grants by the Company. The CEO will earn shares of our common stock pursuant to the PSUs based on the Company’s total shareholder return (“TSR”) relative to the S&P 600 Specialty Retail Index (“Index”) over an overall three-year performance period from September 28, 2026 through September 27, 2029, as follows:

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
•No shares will be earned if the TSR is less than the 25th percentile of the Index; and
•Linear scaling will be used to determine the number of shares earned for performance between the maximum target payout level and the minimum threshold payout level.
For the three months ended September 30, 2026 and September 30, 2025, the Company recognized compensation expense of $0.3 million and $0.2 million, respectively. For the six months ended September 30, 2026 and September 30, 2025, the Company recognized compensation expense of $0.5 million and $0.8 million, respectively. All share-based compensation expense is recognized as a payroll-related expense and it is included within the general and administrative expenses line item within the Company’s Consolidated Statements of Operations, and the offset is included in the additional paid-in capital line item of the Company’s Consolidated Balance Sheets.
Restricted Stock Awards
The fair value assigned to RSAs is the market price of the Company’s stock at the grant date. The vesting period ranges from one to three years.
For the six months ended September 30, 2026, RSA activity under the Plans was as follows:

	2015 Director Plan Number of Shares	2016 Employee Plan Number of Shares	2022 Employee Plan Number of Shares	2024 Omnibus Plan Number of Shares	2024 Inducement Plan Number of Shares	Total RSAs	Weighted-Average Grant Date Fair Value
Non-vested restricted stock outstanding at March 31, 2026	—	—	—	312,104	27,000	339,104	$2.57
Granted and issued	—	—	—	545,865	250,000	795,865	$1.72
Vested	—	—	—	(26,520)	—	(26,520)	$2.52
Forfeited	—	—	—	(57,676)	(27,000)	(84,676)	$2.50
Non-vested restricted stock outstanding at September 30, 2026	—	—	—	773,773	250,000	1,023,773	$1.92

For the three months ended September 30, 2026 and 2025, the Company recorded share-based compensation expense (reversal), net of forfeitures, related to RSAs of $0.2 million and $(24) thousand, respectively. For the six months ended September 30, 2026 and 2025, the Company recorded share-based compensation expense, net of forfeitures, related to RSAs of $0.4 million and $48 thousand, respectively.
Restricted Stock Units
The fair value assigned to RSUs is the market price of the Company’s stock on the grant date. The vesting period ranges from one to three years.
For the six months ended September 30, 2026, RSU activity under the Plans was as follows:

	2015 Director Plan Number of Shares	2022 Employee Plan Number of Shares	2024 Omnibus Plan Number of Shares	2024 Inducement Plan Number of Shares	Total RSUs	Weighted-Average Grant Date Fair Value Per RSU
Balance at March 31, 2026	2,500	52,037	92,317	26,667	173,521	$4.88
Granted	—	—	—	—	—	$—
Vested and issued	(2,500)	(15,869)	(17,558)	(13,333)	(49,260)	$5.78
Forfeited	—	(27,334)	(10,837)	—	(38,171)	$4.39
Balance at September 30, 2026	—	8,834	63,922	13,334	86,090	$4.58

For the three months ended September 30, 2026 and 2025, the Company recorded share-based compensation expense, net of forfeitures, related to RSUs of $0.1 million and $0.3 million, respectively. For the six months ended September 30, 2026 and 2025, the Company recorded share-based compensation expense, net of forfeitures, related to RSUs of $0.1 million and $0.8 million, respectively.
Performance Stock Units

The fair value assigned to PSUs is determined using the market price of the Company’s stock on the grant date for awards with a performance condition, and by using a Monte Carlo simulation for awards with a market condition. The vesting period generally ranges for PSUs with a performance condition or market condition over a one year to three year period. Share-based compensation expense associated with PSUs with a performance condition is re-assessed each reporting period based upon the estimated performance attainment on the reporting date until the performance conditions are met. The ultimate number of shares of common stock that are issued to an employee is the result of the actual performance of the Company or individual at the end of the performance period compared to the performance targets.

For the six months ended September 30, 2026, PSU activity under the Plans was as follows:

	2015 Director Plan Number of Shares	2022 Employee Plan Number of Shares	2024 Omnibus Plan Number of Shares	2024 Inducement Plan Number of Shares	Total PSUs	Weighted-Average Grant Date Fair Value Per PSU
Balance at March 31, 2026	—	—	—	—	—	$—
Granted	—	—	177,000	250,000	427,000	$1.02
Vested and issued	—	—	—	—	—	$—
Forfeited	—	—	—	—	—	$—
Balance at September 30, 2026	—	—	177,000	250,000	427,000	$1.02

For the three months ended September 30, 2026 and 2025, the Company recorded share-based compensation expense (reversal), net of forfeitures, related to PSUs of $27 thousand and $(78) thousand, respectively. For the six months ended September 30, 2026 and 2025, the Company recorded share-based compensation expense (reversal), net of forfeitures, related to PSUs of $27 thousand and $(35) thousand, respectively.
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

At September 30, 2026 and March 31, 2026 the Company had cash and cash equivalents of $11.4 million and $21.4 million, respectively, which includes investments in money market funds which are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

The following tables summarize the assets measured at fair value on a recurring basis as of September 30, 2026 and March 31, 2026 by level within the fair value hierarchy (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$5,674	$—	$—	$5,674

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$10,553	$—	$—	$10,553

Note 6: Intangible and Other Assets, Net

Intangible assets and other assets, net consisted of the following (in thousands):

	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
September 30, 2026
Intangible Assets
Toll-free telephone number	Indefinite	$375	$–	$375	Indefinite
Internet domain names	Indefinite	485	–	485	Indefinite
Trade Names - PetCareRx	Indefinite	800	–	800	Indefinite
Customer Relationships - PetCareRx	7 years	6,700	(3,350)	3,350	3.5 years
Developed Technology - PetCareRx	3 years	3,000	(3,000)	—	0 years
		$11,360	$(6,350)	$5,010
Other Assets
Minority interest investment in Vetster	N/A	5,300	–	5,300	N/A

Balance September 30, 2026		$16,660	$(6,350)	$10,310

March 31, 2026
Intangible Assets
Toll-free telephone number	Indefinite	$375	$–	$375	Indefinite
Internet domain names	Indefinite	485	–	485	Indefinite
Trade Names - PetCareRx	Indefinite	800	–	800	Indefinite
Customer Relationships -PetCareRx	7 years	6,700	(2,871)	$3,829	4 years
Developed Technology - PetCareRx	3 years	3,000	(3,000)	$—	0 years
		$11,360	$(5,871)	$5,489
Other Assets
Minority interest investment in Vetster	N/A	5,300	–	5,300	N/A

Balance March 31, 2026		$16,660	$(5,871)	$10,789

Amortization expense for intangible assets was $0.2 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively. Amortization expense for intangible assets was $0.5 million and $1.0 million for the six months ended September 30, 2026 and 2025, respectively.

The indefinite life intangibles are not being amortized and are subject to an annual review for impairment, or more frequently if circumstances indicate an impairment may have occurred, in accordance with the ASC Topic 350, Goodwill and Other Intangible Assets. The Company recognized non-cash impairment charges of $0.6 million for the six months ended September 30, 2025, which is reflected in “Impairment of goodwill and intangible assets” on the Condensed Consolidated Statements of Operations.

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
On February 14, 2025, Plaintiffs Ashley Bird, Tyler Dvornski, and Tiffany Hughes (“Plaintiffs”) filed an action in the Northern District of New York on behalf of themselves and a class of others similarly situated alleging that the Company misrepresented that its products were on sale by showing a “regular” strikethrough price, when the products were never sold for the strikethrough price. Plaintiffs allege that by using this “false reference price” or “false discount,” the Company artificially inflated its prices and charged consumers more than it otherwise could. Plaintiffs allege that these purported practices violate New York General Business Law §§ 349 and 350 as well as California’s Unfair Competition Law and California’s False Advertising Law. After the Company made a motion to dismiss the Complaint, Plaintiffs filed an Amended Complaint, which the Company moved to dismiss. The motion to dismiss the Amended Complaint was granted. Thereafter, Plaintiffs filed a motion to vacate the dismissal Order and amend the Amended Complaint. That motion was granted and the court vacated the judgment as to the claims of one of the New York Plaintiff’s (Plaintiff Dvornski). Plaintiff then filed a Second Amended Complaint which include a New York General Business Law §§ 349 and 350 claims on behalf of Plaintiff Dvornski and Plaintiff Bird. The Company is making a motion to dismiss the claims of Plaintiff Bird.
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
Note 8: Changes in Shareholders’ Equity
Changes in Shareholders’ Equity for the three and six months ended September 30, 2026 are summarized below (in thousands):

	Common Stock		Additional Paid-In Capital	Retained Earnings
	Share	Amounts

Beginning balance at March 31, 2026:	21,386	$21	$19,647	$9,263
Net share settlement of restricted stock units	297	1	(5)	—
Share-based compensation expense	—	—	198	—
Net loss	—	—	—	(6,145)
Ending balance at June 30, 2026:	21,683	$22	$19,840	$3,118
Net share settlement of restricted stock units	449	—	(19)	—
Share-based compensation expense	—	—	326	—
Net loss	—	—	—	(6,434)
Ending balance at September 30, 2026:	22,132	$22	$20,147	$(3,316)

Changes in Shareholders’ Equity for the three and six months ended September 30, 2025 are summarized below (in thousands):

	Common Stock		Additional Paid-In Capital	Retained Earnings
	Share	Amounts

Beginning balance at March 31, 2025:	20,657	$21	$18,560	$66,544
Net share settlement of restricted stock units	178	—	(28)	—
Share-based compensation expense	—	—	591	—
Dividends forfeited	—	—	—	1
Net loss	—	—	—	(34,152)
Ending balance at June 30, 2025:	20,835	$21	$19,123	$32,393
Net share settlement of restricted stock units	180	—	$(209)	—
Share-based compensation expense	—	—	247	—
Net loss	—	—	—	(8,520)
Ending balance at September 30, 2025:	21,016	$21	$19,161	$23,873
There were 14,579 and 76,064 shares of common stock that were purchased or retired in the six months ended September 30, 2026 and 2025.
On December 2, 2024, the Board of Directors adopted a Rights Agreement, which was amended on November 26, 2025, to extend the expiration date of the rights granted thereunder through December 2, 2026. The Rights Agreement provides for a dividend distribution of one right for each outstanding share of common stock, subject to certain exercise, redemption, and expiration terms. There have been no material changes to the terms and conditions of the Rights Agreement from those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026.
Note 9: Income Taxes

For the three months ended September 30, 2026 and 2025, the Company recorded an income tax provision of $14 thousand and $9 thousand, respectively. For the six months ended September 30, 2026 and 2025, the Company recorded an income tax provision of $27 thousand and $18 thousand, respectively.

The effective tax rate for the three months ended September 30, 2026 was approximately (0.2)%, compared to approximately (0.1)% for the three months ended September 30, 2025. The effective tax rate for the six months ended September 30, 2026 was approximately (0.2)%, compared to approximately 0.0% for the six months ended September 30, 2025. The effective tax rate for the three and six months ended September 30, 2026 and 2025 differs from the statutory rate primarily as a result of the Company maintaining a valuation allowance against the majority of its deferred tax assets.

As of September 30, 2026 and 2025, the Company maintained a valuation allowance against the majority of our deferred tax assets for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and past financial performance.
Note 10: Contract to Enter into a Sale-Leaseback Transaction

On July 23, 2026, the Company, through a wholly-owned subsidiary, entered into a purchase and sale agreement, under which the Company agreed to sell its properties located at 410 and 420 South Congress Avenue, Delray Beach, Florida, which includes the Company's headquarters and Florida distribution center buildings, for an aggregate purchase price of $37.0 million. The contract also provides that, upon the closing of the sale, the Company will enter into a 10-year triple-net lease agreement with the buyer to lease back 100,519 square feet of space at 420 South Congress Avenue. As of September 30, 2026, the Company and the Buyer continue to be engaged in discussions regarding terms of the agreement.

As of September 30, 2026, these properties did not meet the criteria to be classified as held for sale and are included in property and equipment, net. As noted above, the Company and the Buyer are discussing certain terms of the agreement, which may affect the sale of these properties; accordingly, the Company cannot be sure that it will complete this sale or that this sale will not be delayed or the pricing will not change further.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026, and our 2026 Form 10-K.

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
We market our products through national and local advertising campaigns which aim to increase the recognition of the “PetMeds” brand name, and "PetCareRx" brand name, increase traffic on our websites at www.petmeds.com and www.petcarerx.com, acquire new customers, and maximize repeat purchases. Our sales consist of products sold mainly to retail consumers. The average order value was approximately $101 and $98 per order for the quarters ended September 30, 2026, and September 30, 2025, respectively.
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

Results of Operations
The following should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain operating data appearing in our unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.6	72.0	72.5	71.9
Gross profit	27.4	28.0	27.5	28.1

Operating expenses:
General and administrative	33.5	32.0	30.2	28.4
Advertising	5.8	9.8	8.2	10.9
Depreciation and amortization	6.1	5.1	5.6	4.8
Impairment of goodwill and intangible assets	—	—	—	28.5
Total operating expenses	45.4	46.9	44.0	72.6

Loss from operations	(18.0)	(18.9)	(16.5)	(44.5)

Total other (expense) income	—	(0.3)	0.1	(0.1)

Loss before provision for income taxes	(18.0)	(19.2)	(16.4)	(44.6)

Provision for income taxes	—	—	—	—

Net loss	(18.0)%	(19.2)%	(16.4)%	(44.6)%
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

The following tables present a reconciliation of net (loss) income, the most directly comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended		Increase (Decrease)
($ in thousands, except percentages)	September 30, 2026	September 30, 2025	$	%

Consolidated Reconciliation of GAAP Net Loss to Adjusted EBITDA:

Net loss	$(6,434)	$(8,520)	$2,086	24%

Add (subtract):
Share-based Compensation Expense	326	248	78	31%
Income Taxes	14	9	5	56%
Depreciation and Amortization	2,182	2,278	(96)	(4)%
Interest Expense (Income), Net	195	326	(131)	(40)%
Employee Severance	74	1,223	(1,149)	(94)%
Professional Fees (1)	—	2,120	(2,120)	(100)%
Adjusted EBITDA	$(3,643)	$(2,316)	$(1,327)	(57)%

	Six Months Ended		Increase (Decrease)
($ in thousands, except percentages)	September 30, 2026	September 30, 2025	$	%

Consolidated Reconciliation of GAAP Net Loss to Adjusted EBITDA:

Net loss	$(12,579)	$(42,672)	$30,093	71%

Add (subtract):
Share-based Compensation Expense	524	839	(315)	(38)%
Income Taxes	27	18	9	50%
Depreciation and Amortization	4,330	4,561	(231)	(5)%
Interest Expense (Income), Net	533	524	9	2%
Employee Severance	74	1,319	(1,245)	(94)%
Professional Fees (1)	—	3,141	(3,141)	(100)%
Impairment of goodwill and intangible assets	—	27,258	(27,258)	(100)%
Adjusted EBITDA	$(7,091)	$(5,012)	$(2,079)	(41)%
(1) Consists of professional fees related to the completed Audit Committee investigation as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025.
Three Months Ended September 30, 2026 Compared With September 30, 2025 and Six Months Ended September 30, 2026 Compared With September 30, 2025
Net Sales
Sales decreased by approximately $8.6 million, or 19.4%, to $35.8 million for the quarter ended September 30, 2026, compared to $44.4 million for the prior year period. Sales decreased by approximately $18.8 million, or 19.6%, to $76.8 million for the six months ended September 30, 2026, compared to $95.5 million for the six months ended September 30, 2025. The decrease in sales for the three months ended September 30, 2026 was primarily driven by a decline in prescription medication sales and higher consumer promotional usage. The decrease in sales for the six months ended September 30, 2026 was primarily driven by a decline in prescription medication sales.
Reorder sales decreased by approximately $7.5 million, or 20.0%, to approximately $29.9 million for the quarter ended September 30, 2026, compared to approximately $37.4 million for the quarter ended September 30, 2025. Reorder sales decreased by approximately $16.0 million, or 20.3%, to approximately $62.8 million for the six months ended September 30, 2026, compared to approximately $78.7 million for the six months ended September 30, 2025. The decrease in reorder sales for the three and six months ended September 30, 2026 is primarily due to a decline in prescription medication sales.
New order sales decreased by approximately $1.1 million or 20.4%, to approximately $4.2 million for the quarter ended September 30, 2026, compared to $5.3 million for the quarter ended September 30, 2025. New order sales decreased by approximately $2.8 million or 20.3%, to approximately $10.8 million for the six months ended September 30, 2026, compared to $13.6 million for the six months ended September 30, 2025. The decrease for the three and six months ended September 30, 2026 in new order sales is primarily due to decreased variable marketing spend.
We acquired approximately 41,000 new customers for the quarter ended September 30, 2026 compared to approximately 58,000 new customers for the quarter ended September 30, 2025. We acquired approximately 111,000 new customers for the six months ended September 30, 2026 compared to approximately 143,000 new customers for the six months ended September 30, 2025. The following tables illustrate revenue by various revenue classifications:

	Three Months Ended September 30,				Increase (Decrease)
Net Sales (in thousands)	2026	%	2025	%	$	%

Reorder sales	$29,908	83.6%	$37,408	84.3%	$(7,500)	(20.0)%
New order sales	4,244	11.9%	5,332	12.0%	(1,088)	(20.4)%
Membership fees	1,618	4.5%	1,624	3.7%	(6)	(0.4)%

Total net sales	$35,770	100.0%	$44,364	100.0%	$(8,594)	(19.4)%

	Six Months Ended September 30,				Increase (Decrease)
Net Sales (in thousands)	2026	%	2025	%	$	%

Reorder sales	$62,750	81.7%	$78,713	82.4%	$(15,963)	(20.3)%
New order sales	10,827	14.1%	13,577	14.2%	(2,750)	(20.3)%
Membership fees	3,208	4.2%	3,254	3.4%	(46)	(1.4)%

Total net sales	$76,785	100.0%	$95,544	100.0%	$(18,759)	(19.6)%
The Company defines new order sales as sales from customers who have not previously ordered from the Company over the past twelve months.
Recurring net sales, which includes AutoShip & Save subscriptions, and membership-related revenue, as a percentage of total gross sales was 64.2% for the most recent quarter ended September 30, 2026, up from 60.8% for the same period last year.
Going forward, sales may be adversely affected due to increased competition and consumers giving more consideration to price. The changes in consumer behavior due to macroeconomic factors makes future sales somewhat challenging to predict. No guarantees can be made that sales will grow in the future.
Cost of Sales
Cost of sales decreased by approximately $6.0 million, or 18.7%, to approximately $26.0 million for the quarter ended September 30, 2026, from approximately $31.9 million for the quarter ended September 30, 2025. Cost of sales decreased by approximately $13.1 million, or 19.0%, to approximately $55.6 million for the six months ended September 30, 2026, from approximately $68.7 million for the six months ended September 30, 2025. Cost of sales, as a percentage of sales, was 72.6% for the quarter ended September 30, 2026, compared to 72.0% for the quarter ended September 30, 2025. Cost of sales, as a percentage of sales, was 72.5% for the six months ended September 30, 2026, compared to 71.9% for the six months ended September 30, 2025. The year over year increase for cost of sales, as a percentage of sales for the three and six months ended September 30, 2026 compared to the three and six months ended September 30, 2025 was primarily due to unfavorable product mix shift and lower manufacturer rebates as a percentage of sales, partially offset by lower net freight costs per order.
Gross Profit
Gross profit decreased by approximately $2.6 million, or 21.0%, to $9.8 million for the quarter ended September 30, 2026, from $12.4 million for the quarter ended September 30, 2025. Gross profit decreased by approximately $5.7 million, or 21.2%, to approximately $21.1 million for the six months ended September 30, 2026, from approximately $26.8 million for the six months ended September 30, 2025. The gross margin percentage decreased by approximately 0.6%, to approximately 27.4% for the quarter ended September 30, 2026, from approximately 28.0% for the quarter ended September 30, 2025. The gross margin percentage decreased by approximately 0.6%, to approximately 27.5% for the six months ended September 30, 2026, from approximately 28.1% for the six months ended September 30, 2025. Gross profit and gross margin percentage decreased for the three and six months ended September 30, 2026, primarily due to unfavorable product mix shift and lower manufacturer rebates as a percentage of sales, partially offset by lower net freight costs per order.
General and Administrative Expenses
General and administrative expenses decreased by approximately $2.2 million, or 15.6%, to approximately $12.0 million for the quarter ended September 30, 2026, from approximately $14.2 million for the quarter ended September 30, 2025. General and administrative expenses decreased by approximately $4.0 million, or 14.6%, to approximately $23.2 million for the six months ended September 30, 2026, from approximately $27.1 million for the six months ended September 30, 2025.
The decrease to general and administrative expenses for the quarter ended September 30, 2026 was primarily driven by the decrease of professional fees of $1.6 million and severance of $1.1 million, partially offset by a $0.4 million increase in IT related expenses.
The decrease to general and administrative expenses for the six months ended September 30, 2026 was primarily driven by the decrease of professional fees of $3.0 million and severance of $1.2 million, partially offset by a $0.9 million increase in IT related expenses.
Advertising Expenses
Advertising expenses decreased by approximately $2.3 million, or 52.3%, to approximately $2.1 million for the quarter ended September 30, 2026, from approximately $4.3 million for the quarter ended September 30, 2025. Advertising expenses decreased by approximately $4.1 million, or 39.4%, to approximately $6.3 million for the six months ended September 30, 2026, from approximately $10.4 million for the six months ended September 30, 2025. The decrease for the three and six months ended September 30, 2026 can be mainly attributed to the strategic reduction in gross media spend and the elimination of unproductive media spend.
As a percentage of sales, advertising expense was 5.8% and 9.8% for the quarter ended September 30, 2026 and 2025, respectively. As a percentage of sales, advertising expense was 8.2% and 10.9% for the six months ended September 30, 2026 and 2025, respectively. The advertising percentage may fluctuate quarter to quarter due to seasonality and advertising availability.
The advertising costs of acquiring a new customer, defined as total advertising costs divided by new customers acquired, was $51 and $57 for the three and six months ended September 30, 2026, respectively, compared to $75 and $73 for the three and six months ended September 30, 2025, respectively. The decrease to customer acquisition costs for the three and six months ended September 30, 2026, was due to advertising and media spend optimization, including the elimination of unproductive media spend and overall strategic reductions in certain other marketing costs. The advertising cost of acquiring a new customer can be impacted by the advertising environment, the effectiveness of our advertising creative, spending, and price competition. Historically, the advertising environment fluctuates due to supply and demand. A more favorable advertising environment may positively impact future sales, whereas a less favorable advertising environment may negatively impact future sales.

Depreciation and Amortization
Depreciation and amortization expense was $2.2 million and $2.3 million for the quarter ended September 30, 2026 and September 30, 2025, respectively. Depreciation and amortization expense was $4.3 million and $4.6 million for the six months ended September 30, 2026 and September 30, 2025, respectively.
Other (Expense) Income, Net
Other (expense) income, net was $(1) thousand for the quarter ended September 30, 2026, compared with approximately $(0.1) million for the quarter ended September 30, 2025. The improvement of approximately $0.1 million was primarily attributable to lower net interest expense.
Other (expense) income, net was approximately $0.1 million for the six months ended September 30, 2026, compared with approximately $(0.1) million for the six months ended September 30, 2025. The improvement of approximately $0.2 million was primarily attributable to increased rental income from the Delray Beach property. Interest income may increase or decrease in future periods based on several factors, including changes in our cash balances driven by operational cash flows, future investments, or proceeds from potential asset dispositions, as well as shifts in the prevailing interest rate environment.
Provision for Income Taxes

For the quarter ended September 30, 2026 and 2025, the Company recorded an income tax provision of $14 thousand and $9 thousand, respectively. For the six months ended September 30, 2026 and 2025, the Company recorded an income tax provision of $27 thousand and $18 thousand, respectively. The effective tax rate for the quarter ended September 30, 2026 was approximately (0.2)%, compared to approximately (0.1)% for the quarter ended September 30, 2025. The effective tax rate for the six months ended September 30, 2026 was approximately (0.2)%, compared to approximately 0.0% for the six months ended September 30, 2025. The effective tax rate for the three and six months ended September 30, 2026 differs from the statutory rate primarily as a result of the Company maintaining a valuation allowance against the majority of its deferred tax assets.
Liquidity and Capital Resources
Overview

During the three months ended September 30, 2026, the Company experienced a lower year-over-year rate of net sales decline as net sales declined 19.4% compared with 23.6% during the three months ended September 30, 2025. Net cash used in operating activities for the six months ended September 30, 2026 declined to $8.7 million compared to $14.4 million used during the prior-year period. At September 30, 2026, cash and cash equivalents declined to $11.4 million compared to $21.4 million at March 31, 2026. The Company continued to experience recurring declining net sales, recurring operating losses and negative operating cash flow. Management determined that the continued execution of its strategic plan, the primary elements of which include optimizing advertising and media spending, reducing operating expenses, and limiting capital expenditures, remains probable of both being effectively implemented and of mitigating the conditions that raised substantial doubt. As of the issuance of these financials, management has concluded that substantial doubt about the Company’s ability to continue as a going concern for the next twelve months is alleviated by management’s plan.

On July 23, 2026, the Company, through a wholly-owned subsidiary, entered into a purchase and sale agreement, under which the Company agreed to sell its properties located at 410 and 420 South Congress Avenue, Delray Beach, Florida, which includes the Company's headquarters and Florida distribution center buildings, for an aggregate purchase price of $37.0 million. The contract also provides that, upon the closing of the sale, the Company will enter into a 10-year triple-net lease agreement with the buyer to lease back 100,519 square feet of space at 420 South Congress Avenue. As of September 30, 2026, the Company and the Buyer continue to be engaged in discussions regarding terms of the agreement.

As of September 30, 2026, these properties did not meet the criteria to be classified as held for sale and are included in property and equipment, net. As noted above, the Company and the Buyer are discussing terms of the agreement, which may affect the sale of these properties; accordingly, the Company cannot be sure that it will complete this sale or that this sale will not be delayed or the pricing will not change further.
Current Sources of Liquidity
Our working capital at September 30, 2026 and March 31, 2026 was $(17.0) million and $(8.4) million, respectively. The $8.7 million decrease in working capital was attributable to the $18.2 million decrease in current assets, primarily cash and inventories, which were partially offset by the $9.7 million decrease in current liabilities, primarily accounts payable and sales tax payable.
Net cash used in operating activities was $8.7 million for the six months ended September 30, 2026, compared to net cash used in operating activities of $14.4 million for the six months ended September 30, 2025. The $5.7 million decrease in net cash used in operating activities was due to the $30.1 million decrease in net loss, primarily attributable to a $27.3 million non-cash impairment charge for goodwill and intangible assets recorded in the first six months of fiscal 2026. In addition, the decrease in net cash used for working capital of $3.4 million was primarily due to a decrease in inventory of $5.9 million, partially offset by an increase in cash used for sales tax payable of $3.8 million. The decrease of inventory is due to the Company’s focus on improved efficiency of inventory management.
Net cash used in investing activities was $1.2 million for the six months ended September 30, 2026, compared to $3.9 million in the prior-year period, which was a result of lower purchases of property and equipment.
Net cash used in financing activities was $23 thousand and $0.3 million for the six months ended September 30, 2026 and September 30, 2025, respectively.
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
As of September 30, 2026, we had $0.3 million in outstanding lease commitments assumed as part of the PetCareRx acquisition for the leases on two buildings. Other than the foregoing leases, we are not currently bound by any material long-term or short-term commitments for the purchase or lease of capital expenditures. Any material amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately provide for any future increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Our primary source of working capital is cash from operations. We presently have no alternative sources of working capital and have no commitments.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates, and commodity prices. Our financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The book values of cash equivalents, accounts receivable, and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. Interest rates affect our return on excess cash and cash equivalents. At September 30, 2026, we had $11.4 million in cash and cash equivalents, and the majority of our cash and cash equivalents generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and cash equivalents. It would also impact the market value of our cash and cash equivalents. Our cash and cash equivalents are subject to market risk, primarily interest rate and credit risk. Our cash and cash equivalents are managed by a limited number of outside professional managers within investment guidelines set by our Board of Directors. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by maintaining cash in federally-insured bank deposit accounts and restricting cash equivalents to highly-liquid investments with maturities of three months or less. We do not hold any derivative financial instruments that could expose us to significant market risk. At September 30, 2026, we had no debt obligations.
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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026, the end of the period covered by this report was performed under the supervision and with participation of management, including our Chief Executive Officer and Interim Principal Financial Officer. Based upon that evaluation, our Chief Executive Officer and Interim Principal Financial Officer concluded, that our disclosure controls and procedures were not effective as of September 30, 2026 because of certain material weaknesses in internal control over financial reporting, as described in Item 9A, “Controls and Procedures” of our fiscal 2026 Form 10-K.

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

•Sales Taxes
•Information Technology General Controls
•Revenue Recognition
•Cooperative Advertising and Vendor Reimbursements

During the six months ended September 30, 2026, management, under the oversight of the Audit Committee of our Board of Directors, continued to implement and evaluate remediation activities related to these material weaknesses. As of September 30, 2026, these material weaknesses had not been fully remediated because certain remediation activities remained in progress or the related controls had not operated for a sufficient period of time to allow management to conclude that the controls were operating effectively.

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

During the three months ended June 30, 2026, the Company implemented certain modules of SAP, its new enterprise resource planning “ERP” system, which replaced the Company’s primary legacy financial systems. In connection with the implementation, the Company modified certain financial reporting processes and implemented or modified related internal controls over financial reporting to address the new system environment, which, in turn, resulted in changes to our internal control over financial reporting. Management will continue to evaluate and monitor our internal controls over financial reporting as processes and procedures may change as part of the implementation.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.    OTHER INFORMATION.

(a) Not applicable.
(b) Not applicable.
(c) During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
10.4+
Amendment No. 1 to Interim Executive Employment Agreement, dated August 11, 2026, between PetMed Express, Inc. and Leslie C.G. Campbell (incorporated by reference to Exhibit 10.4 to our Form 10-Q for the quarter ended June 30, 2026, filed August 13, 2026).

10.5+	Employment Agreement, dated August 28, 2026, between PetMed Express, Inc. and Jeffrey Allen Willard (incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 17, 2026).
10.6+	PetMed Express, Inc. 2024 Inducement Incentive Plan, as amended and restated effective September 27, 2026 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 28, 2026).
31.1 *	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).
31.2 *	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).
32.1 **	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.
**    Furnished herewith.

+ Indicates a management contract or compensation plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PETMED EXPRESS, INC.

Date: November 10, 2026

By:	/s/ Jeffrey A. Willard
Jeffrey A. Willard

Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Doug Krulik
Doug Krulik

Chief Accounting Officer and Interim Principal Financial Officer and Treasurer
(Principal Financial Officer)